Form 10-Q
period 2000-03-31
LUMINEX CORP
filed 2000-05-12
CIK 1033905

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.  20549


                               _________________


                                   FORM 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended
                                March 31, 2000

                                       or

        [_]     Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period
                              from ____ to _____.

                         Commission File No. 000-30109

                               _________________

                              LUMINEX CORPORATION

            (Exact name of registrant as specified in its charter)


              Delaware                                       74-2747608
     (State or other jurisdiction of                (I.R.S. Identification No.)
     incorporation or organization)

   12212 Technology Blvd., Austin, Texas                       78727
    (Address of principal executive offices)                 (Zip Code)

                                (512) 219-8020
             (Registrant's telephone number, including area code)
                               _________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     There were 27,122,072 shares of the Company's Common Stock, par value $.001 per share, outstanding on May 3, 2000.

                                     INDEX

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements (unaudited)                                                                      Page
                                                                                                                   ----
            Condensed Balance Sheets as of March 31, 2000 and December 31, 1999............................         3

            Condensed Statements of Operations for the three months ended
               March 31, 2000 and March 31, 1999...........................................................         4

            Condensed Statements of Cash Flows for the three months ended
               March 31, 2000 and March 31, 1999...........................................................         5

            Notes to Condensed Financial Statements........................................................         6

            Independent Accountants' Review Report.........................................................         8

  Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................................................         9

            Factors That May Affect Future Results.........................................................        12

  Item 3.   Quantitative and Qualitative Disclosure about Market Risk......................................        20

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings..............................................................................        21

  Item 2.   Changes in Securities and Use of Proceeds......................................................        21

  Item 4.   Submission of Matters to a Vote of Security Holders............................................        22

  Item 6.   Exhibits and Reports on Form 8-K...............................................................        23

SIGNATURES ................................................................................................        24

                                    PART I



ITEM 1. FINANCIAL STATEMENTS
                              LUMINEX CORPORATION
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                   March 31,        December 31,
                                                                                     2000               1999
                                                                                 ------------       ------------
ASSETS                                                                                     (unaudited)
Current assets:
  Cash and cash equivalents...................................................   $      6,352       $      4,083
  Short-term investments......................................................            985              4,929
  Due from underwriters.......................................................         71,145                 --
  Accounts receivable, net....................................................          1,472              1,341
  Raw materials inventory.....................................................          1,161                663
  Other.......................................................................            244                181
                                                                                 ------------       ------------
    Total current assets......................................................         81,359             11,197

  Property and equipment, net.................................................          1,659              1,369
  Other assets................................................................             39                 --
                                                                                 ------------       ------------
    Total assets..............................................................   $     83,057       $     12,566
                                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................................   $        661       $        373
  Accrued liabilities.........................................................          1,177                278
  Deferred revenue............................................................            280                120
                                                                                 ------------       ------------
    Total current liabilities.................................................          2,118                771

  Deferred revenue............................................................          1,000                600
                                                                                 ------------       ------------
    Total liabilities.........................................................          3,118              1,371
                                                                                 ------------       ------------
Stockholders' equity:
  Preferred stock.............................................................             --             28,946
  Common stock................................................................             27                 13
  Warrants to purchase common stock...........................................            180                180
  Additional paid-in capital..................................................        106,981              5,511
  Deferred stock compensation.................................................         (1,650)              (467)
  Accumulated deficit.........................................................        (25,599)           (22,988)
                                                                                 ------------       ------------
    Total stockholders' equity................................................         79,939             11,195
                                                                                 ------------       ------------
      Total liabilities and stockholders' equity..............................   $     83,057       $     12,566
                                                                                 ============       ============

See Independent Accountants' Review Report.

                              LUMINEX CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                               -------------------------------
                                                                                    2000              1999
                                                                               -------------     -------------
                                                                                         (unaudited)
Revenue:
   Product..................................................................   $       1,390     $         274
   Grant....................................................................              --               265
                                                                               -------------     -------------
      Total revenue.........................................................           1,390               539
   Cost of product revenue..................................................             723                79
                                                                               -------------     -------------
      Gross margin..........................................................             667               460

Operating expenses:
   Research and development.................................................           1,333             1,429
   Selling, general and administrative......................................           2,057               793
                                                                               -------------     -------------
      Total operating expenses..............................................           3,390             2,222
                                                                               -------------     -------------

      Loss from operations..................................................          (2,723)           (1,762)
   Interest income..........................................................             112                82
                                                                               -------------     -------------
      Net loss..............................................................   $      (2,611)    $      (1,680)
                                                                               =============     =============


      Net loss per share, basic and diluted.................................   $       (0.19)    $       (0.13)
                                                                               =============     =============

     Shares used in computing net loss per share, basic and diluted.........          13,405            13,134

See Independent Accountants' Review Report.

                               LUMINEX CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       --------------------
                                                                                         2000        1999
                                                                                       --------    --------
                                                                                            (unaudited)
Operating activities:

  Net loss .........................................................................   $ (2,611)   $ (1,680)
  Adjustments to reconcile net loss to net cash
    Used in operating activities:
       Depreciation and amortization ...............................................        166          73
       Stock compensation ..........................................................        785           6
       Changes in operating assets and liabilities:
            Accounts receivable ....................................................       (131)       (362)
            Raw materials inventory ................................................       (498)       (297)
            Other ..................................................................        (28)         (5)
            Accounts payable .......................................................        288         180
            Accrued liabilities ....................................................         (9)       (109)
            Deferred revenue .......................................................        560          25
                                                                                       --------    --------
               Net cash used in operating activities ...............................     (1,478)     (2,169)
                                                                                       --------    --------

Investing activities:
  Net maturities of short-term investments .........................................      3,944          --
  Purchase of property and equipment ...............................................       (456)       (505)
  Other ............................................................................        (74)         --
                                                                                       --------    --------
               Net cash provided by (used in) investing activities .................      3,414        (505)
                                                                                       --------    --------

Financing activities:
  Proceeds from issuance of common stock ...........................................        626          --
  Stock issuance cost ..............................................................       (293)         --
                                                                                       --------    --------
               Net cash provided by financing activities ...........................        333          --
                                                                                       --------    --------

Increase (decrease) in cash and cash equivalents ...................................      2,269      (2,674)
Cash and cash equivalents, beginning of period .....................................      4,083       8,537
                                                                                       --------    --------

Cash and cash equivalents, end of period ...........................................   $  6,352    $  5,863
                                                                                       ========    ========

Supplemental disclosure of noncash financing activities:
    Proceeds from initial public offering not yet funded ...........................   $ 71,145    $     --
    Conversion of preferred stock ..................................................   $ 28,946    $     --
    Accrued stock issuance cost ....................................................   $   (908)   $     --

See Independent Accountants' Review Report.

                              LUMINEX CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Luminex Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-96317) and related Prospectus dated March 30, 2000.

NOTE 2--INITIAL PUBLIC OFFERING

     On March 30, 2000, trading of the Company's common stock on the Nasdaq National Market commenced in conjunction with the Company's initial public offering of 4,500,000 shares of common stock at $17 per share. Cash proceeds from the offering, net of the underwriting discounts and commissions, totaled approximately $71.1 million and were received by the Company upon closing of the offering on April 4, 2000. Accordingly, the net proceeds have been presented as a receivable from underwriters in the accompanying condensed balance sheet as of March 31, 2000. Concurrent with the initial public offering, 841,359 shares of convertible preferred stock, representing all of the Company's issued and outstanding preferred stock, were converted into 8,768,582 shares of common stock on March 30, 2000.

NOTE 3--NET LOSS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect.

     Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

     The Company has excluded all convertible preferred stock, outstanding stock options, outstanding warrants to purchase stock and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 12,528,676 and 9,812,318 for the three months ended March 31, 2000 and 1999, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share.

     Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that automatically converted upon the closing of the initial public offering using the as-if converted method from the original date of issuance.

See Independent Accountants' Review Report.

                               LUMINEX CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

NOTE 3--NET LOSS PER SHARE (Continued)

         The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                                Three Months Ended
                                                                                      March 31,
                                                                              ----------------------
                                                                                 2000         1999
                                                                              ----------    --------
Basic and diluted:
Net loss ..................................................................   $   (2,611)   $ (1,680)
                                                                              ==========    ========

Weighted average shares of common stock outstanding .......................       13,405      13,134
                                                                              ==========    ========

Net loss per share, basic and diluted .....................................   $    (0.19)   $  (0.13)
                                                                              ==========    ========

Pro forma basic and diluted net loss per share:
   Shares used above ......................................................       13,405      13,134
   Add:  Pro forma adjustment to reflect weighted average effect of
     assumed conversion of preferred stock ................................        8,672       7,085
                                                                              ----------    --------
   Shares used in computing pro forma basic and diluted net loss per
      share ...............................................................       22,077      20,219
                                                                              ==========    ========

   Net loss per share, basic and diluted pro forma ........................   $    (0.12)   $  (0.08)
                                                                              ==========    ========

NOTE 4--COMMON STOCK

     As of March 31, 2000, there were 26,716,860 shares of common stock issued and outstanding. This share number includes the conversion of all outstanding shares of preferred stock into shares of common stock and the issuance of common stock in the Company's initial public offering. The conversion of preferred stock was effectuated on March 30, 2000 in connection with the Company's initial public offering. In connection with the filing of the Company's Restated Certificate of Incorporation on March 29, 2000, the Company is authorized to issue 200,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share.

     In March 2000, the Company effected a 2.04 for 1 stock split of its outstanding common stock. All common stock and per share amounts have been adjusted to reflect the stock split as if such split had taken place at the inception of the Company.

NOTE 5--SUBSEQUENT EVENT

     On April 27, 2000, the underwriters partially exercised their over-allotment option and purchased an additional 369,000 shares of the Company's common stock, generating additional proceeds of approximately $5.8 million, net of underwriting discounts and commissions.

See Independent Accountants' Review Report.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of
Luminex Corporation

We have reviewed the accompanying condensed balance sheet of Luminex Corporation as of March 31, 2000, and the related condensed statements of operations and cash flows for the three-months then ended. These financial statements are the responsibility of the Company's management. We did not make a similar review of the condensed statements of operations and cash flows for the three-months ended March 31, 1999.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at March 31, 2000, and for the three-month period then ended for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Luminex Corporation as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated January 28, 2000, except for Notes 4 and 10, as to which the date is March 9, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                       /s/ Ernst & Young LLP

Austin, Texas
May 8, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains a number of "forward-looking statements" within the meaning of the federal securities laws which reflect our current views with respect to future events and financial performance. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those expressed or forecast. In this report, the words "anticipates," "believes," "expects," "future," "intends" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect only our judgment as of the date hereof.

     The following information should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this report, our Registration Statement on Form S-1 (File No. 333-96317) and related prospectus dated March 30, 2000 and "Factors That May Affect Future Results" in this report.

Overview

     Since inception, we have incurred significant losses and, as of March 31, 2000, we had an accumulated deficit of $25.6 million. We anticipate incurring additional losses, which may increase, for at least the next 12 months. Prior to 1999, we were considered a development stage company.

     We commenced marketing our first generation system, the Luminex R/O system, in 1997 and our second generation technology, the LabMAP system, in 1999. Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. We expect that each system will generate a recurring revenue stream from the sale of consumable products. In accordance with the terms of a federal grant which we have received, grant revenue is recorded as research expenses relating to the grant are incurred, provided that the amounts received are not refundable if the research is not successful. In addition, we expect to generate royalty revenue from some of our strategic partners as they sell products incorporating our technology or provide services to third parties using our technology.

     Our expenses have consisted primarily of costs incurred in research and development, manufacturing scale-up and business development and from general and administrative costs associated with our operations. We expect our research and development expenses to increase in the future as we continue to develop new products. Also, our selling and marketing expenses will increase as we commercialize our products, and general and administrative expenses will increase as we expand our facilities and assume the obligations of a public reporting company.

     We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market evaluation and acceptance of current or new products, which may result in a lengthy sales cycle, patent conflicts, the introduction of new products by our competitors, the timing and extent of our research and development efforts, and the timing of significant orders. Our limited operating history makes accurate predictions of future operations difficult or impossible.

     Our ability to achieve sustained profitability will be dependent upon our ability to continue to enter into strategic partnerships with companies that will assist in the further development of our technologies. Strategic partners will develop application-specific bioassay kits for use on our technology that they will sell to their customers generating royalties for Luminex. Strategic partners may also perform services for third parties using our technology that will also result in royalties for Luminex. Some strategic partners will also buy our products and then resell those products to their customers. To date, we have entered into strategic partnerships with twelve companies. Although we are actively seeking to enter into additional strategic partnerships, there can be no assurance that we will be able to negotiate such additional relationships on acceptable terms, if at all, or that such current or future strategic partnerships will be successful and provide us with expected benefits.

     Deferred stock compensation represents the difference between the deemed fair value of our common stock and the exercise price of options at the date of grant. We are amortizing these amounts ratably over the vesting periods. As a result of stock options granted from January 1, 2000 through March 31, 2000, we recorded

$1.3 million in additional deferred stock compensation in the first quarter of 2000. Total unamortized deferred stock compensation as of March 31, 2000 was $1.7 million. The deferred stock compensation expense incurred as a result of stock option grants to consultants is an estimate based on the fair market value of our common stock. Because the actual expense is calculated based on the fair market value on the vesting date, we may incur additional deferred stock compensation expense if the price of our common stock on the vesting date exceeds the fair market value amount used in estimating the expense.

Results of Operations

Three Months Ended March 31, 2000 and 1999

     Revenue. Product revenue increased to $1.4 million for the three months ended March 31, 2000 from $274,000 for the three months ended March 31, 1999. The increase was primarily attributable to higher sales of Luminex 100 systems, which commenced in the first quarter of 1999, and Luminex XY Platforms, which were introduced in the fourth quarter of 1999. In addition, revenue from the sale of consumables increased $124,000 in conjunction with an increase in the installed base of Luminex 100 systems and the continued development of applications by our strategic partners.

     Included in the three months ended March 31, 1999 was $265,000 of revenue associated with a government grant that commenced on January 1, 1999. The grant was suspended as of September 20, 1999 when our joint venture partner withdrew due to a change in its business strategy. We are in the process of evaluating the work plan and budget and may resume the project with a new partner. We had no grant revenue for the three months ended March 31, 2000.

     A breakdown of revenue for the three months ended March 31, 2000 and 1999 is as follows (in thousands):

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                   ---------------------------------------
                                                                                       2000                       1999
                                                                                   ------------               -------------
               Instrument sales .........................................          $      1,178               $        239
               Consumable sales .........................................                   159                         35
               Grant revenue ............................................                    --                        265
               Other revenue ............................................                    53                         --
                                                                                   ------------               ------------
                    Total revenue........................................          $      1,390               $        539
                                                                                   ============               ============

     Cost of Product Revenue. Cost of product revenue as a percentage of product sales increased from 29% for the three months ended March 31, 1999 to 52% for the three months ended March 31, 2000. Primary causes of this increase were the addition of a customer service department in April 1999 and the addition of component changes in the Luminex 100 resulting in increased instrument cost.

     Research and Development Expenses. Research and development expenses decreased to $1.3 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. The decrease was attributable to several factors, including no grant related expenditures in the first quarter of 2000 compared with $318,000 in the prior year's first quarter and parts and supplies expenses that were $230,000 less in the first quarter of 2000 compared with the comparable prior year's quarter. Offsetting the decreases were salary and related personnel costs that were $369,000 higher in the current year's quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2.1 million for the three months ended March 31, 2000 from $800,000 for the three months ended March 31, 1999. The increase was attributable to several factors, including $785,000 related to the issuance of stock options to directors, employees and consultants at prices deemed to be less than fair market value, an increase in salary and related costs of $245,000 due to higher staffing levels in the current year's quarter and a $147,000 increase in consulting and professional expenses related to increased business activity.

     Investment Income. Investment income for the three months ended March 31, 2000 increased 24% to $112,000 from $82,000 for the three months ended March 31, 1999. The increase was primarily attributable to an increase in the average cash and short-term investment balances in the current year's quarter.

     Inflation. To date, inflation has not had a material impact on our financial results.

Liquidity and Capital Resources

     At March 31, 2000, we held cash, cash equivalents and short-term investments of $7.3 million and had working capital of $79.2 million. Included in working capital at March 31, 2000 was a $71.1 million receivable for the net proceeds from our initial public offering which priced on March 30, 2000 and subsequently closed on April 4, 2000. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the U.S. Government or agencies thereof and U.S. corporate debt securities.

     Cash used in operations was $1.5 million for the three months ended March 31, 2000 compared with $2.2 million for the three months ended March 31, 1999. The net loss for the three months ended March 31, 2000 of $2.6 million was partially offset by non-cash charges for deferred stock compensation and depreciation and amortization of $951,000 and net increases in accounts payable, accrued liabilities and deferred revenue of $839,000. In addition, raw materials inventory increased by $498,000 during the first quarter of 2000.

     Purchases of property and equipment for the three months ended March 31, 2000 were $456,000 compared to $505,000 for the three months ended March 31, 1999.

     We expect to have negative cash flow through at least the next four quarters. We also expect to incur increasing research and development expenses, including expenses related to additions to personnel and production and commercialization efforts. Our future capital requirements will depend on a number of factors, including our success in developing markets for our products, payments received or paid under possible future strategic arrangements, the availability of government research grants, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. We believe that our existing cash, cash equivalents and short term-investments will be sufficient to fund our operating expenses and capital equipment requirements through at least December 31, 2001.

     We have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies. There can be no assurance that funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We may not be able to successfully implement our business plan or adapt it to changes in the market.

     We are at an early stage of development, and our business model is still evolving. As a result, we are subject to all of the risks inherent in the development of new commercial products, such as the need to develop a market for our products and to successfully transition from a company with a research focus to a company capable of supporting commercial activities. Since commencing operations in May 1995, we have dedicated substantially all of our resources to the research and development of our products. Because we have only recently begun to market our products commercially, we have generated limited revenues from product sales.

We cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

     We have incurred operating losses and negative cash flow from operations since our inception. As of March 31, 2000, we had an accumulated deficit of $25.6 million. For the year ended December 31, 1999 and the three months ended March 31, 2000, we had net losses of $12.6 million and $2.6 million, respectively. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due in part to anticipated increases in expenses for research and product development and expansion of our facilities and sales and marketing capabilities. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenues to support our level of operating expenses.

If our technology and products do not become widely used in the life sciences industry, it is unlikely that we will ever become profitable.

     Life sciences companies have historically conducted screening and identification tests using a variety of technologies, including bead-based screening. However, compared to other technologies, our LabMAP technology is new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon the adoption of this technology as a method to perform bioassays. In order to be successful, our products must meet the commercial requirements for bioassays within the life sciences industry, and we must convince potential customers to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

     . convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, clinical and biomedical testing and analysis;

     . manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

     .    place and service sufficient quantities of our products.

     Because of these and other factors, our products may not gain market acceptance.

Our business plan may not succeed unless we establish meaningful and successful relationships with our strategic partners.

     Our strategy for the development and commercialization of our LabMAP technology depends in part upon our ability to establish strategic relationships with a number of partners. Our business plan contemplates that a significant portion of our future revenues will come from sales of our systems, the development and sale of bioassay kits utilizing our technology by our strategic partners and use of our technology by our strategic partners in performing services offered to third parties. This strategy entails a number of risks as more fully described below.

     If we cannot establish and maintain sufficient effective strategic partnerships, we will not be able to create sufficient market demand for our products. Our ability to enter into agreements with additional partners depends in part on convincing them that our technology can help achieve and accelerate their goals or efforts. This may require substantial time and effort on our part. We will expend substantial funds and management effort with no assurance that a strategic relationship will result. We cannot assure you that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Termination of strategic relationships, or the failure to enter into a sufficient number of additional agreements on favorable terms, could reduce sales of our products or lower margins on our products.

     If our strategic partners do not effectively develop and market products based on our technology, our ability to generate revenues will be diminished.
In return for the right to produce bioassay kits incorporating our technology, our strategic partners will purchase our systems from us for resale to end-users and will pay royalties to us based on revenues they generate from sales of the kits. We expect that we will also generate revenue from royalties on sales of diagnostic testing services by strategic partners utilizing our technology. This strategy entails a number of risks. We believe that our strategic partners will have economic incentives to market these products, but we cannot predict future sales and royalty revenues because our existing strategic partner agreements do not include minimum purchase requirements. The amount of these revenues will depend on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to market products incorporating our technology. Some of the companies we are targeting as strategic partners offer products competitive with our LabMAP technology. As a result, competition with these companies may hinder or prevent strategic relationships. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not effectively develop and market products based on our technology and obtain any necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

We have only produced our products in limited quantities, and we may experience manufacturing problems or delays that could limit the growth of our revenue.

     We currently produce products incorporating our LabMAP technology in limited quantities. If we successfully develop and introduce these products to the marketplace, we may not be able to produce sufficient quantities at an acceptable cost. In addition, we may encounter difficulties in production due to, among other things, quality control and assurance and component supply. These difficulties could result in reduced sales of our products, increased repair or re-engineering costs due to product returns and defects as well as increased expenses due to switching to alternative suppliers, all of which could damage our industry reputation and hurt our profitability.

Because we have limited sources of production and components, our ability to produce and supply our products could be impaired.

     We have limited experience producing products for commercial purposes. We presently outsource most of the assembly of our products to a contract assembler. In addition, certain key components of our product line are currently purchased from a limited number of outside sources and may only be available through a few sources. We do not have agreements with any of our suppliers. Our reliance on our suppliers and contract assembler exposes us to risks including:

     . the possibility that one or more of our suppliers or our assembler could terminate their services at any time without penalty;

     . the potential inability of our suppliers to obtain required components;

     . the potential delays and expenses of seeking alternative sources of supply or manufacturing services; and

     . reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternative suppliers or assemblers.

Consequently, in the event that supplies of components or work performed by our assembler are delayed or interrupted for any reason, our ability to produce and supply our products could be impaired.

The life sciences industry is highly competitive and subject to rapid technological change, and we may not have the resources necessary to successfully compete.

     We compete with companies in the United States and abroad that are engaged in the development and production of similar products. We anticipate competition primarily from companies marketing conventional testing products based on established technologies and companies developing their own advanced testing technologies.

     Many of our competitors have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. We face, and will continue to face, intense competition from organizations serving the life sciences industry that are pursuing competing technologies. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies to develop commercial products.

     The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new applications for our products to remain competitive. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our current or future competitors. In addition, the introduction or announcement of new products by us or by others could result in a delay of or decrease in sales of existing products, as customers evaluate these new products. Our future success will depend on our ability to compete effectively against current technology as well as to respond effectively to technological advances.

We have limited experience in selling and marketing our products and may not be able to develop and maintain a direct sales and marketing force that can meet our customers' needs.

     We intend to sell a portion of our products through our own sales force. We have limited experience in direct marketing, sales and distribution. Our future profitability will depend in part on our ability to further develop and maintain a direct sales and marketing force to sell our products to our customers. Our products are technical in nature. As a result, we believe it is necessary to develop and maintain a direct sales force that includes people with scientific backgrounds and expertise. Competition for such employees is intense. We may not be able to attract and retain qualified salespeople or be able to build an efficient and effective sales and marketing force. Failure to attract or retain qualified salespeople or to build and maintain an efficient and effective sales and marketing force could negatively impact sales of our products, thus reducing our revenues and profitability.

If we cannot provide quality customer service, we could lose customers and our operating results could suffer.

     Our inability to attract, train or retain the number of highly qualified customer support and technical services personnel that our business needs may cause our business and prospects to suffer. We are currently expanding these areas and will need to increase our staff further to support expected new customers as well as the expanding needs of existing customers. The introduction of our products to new customers, the integration of our technology into our customers' existing systems and the ongoing customer support can be complex. Accordingly, we need highly trained customer support and technical personnel. Hiring customer support and technical personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our systems and services.

Our business plan contemplates a period of rapid and substantial growth that will place a strain on our administrative and operational infrastructure.

     We increased the number of our employees from 47 at December 31, 1998 to 96 at April 30, 2000. Our ability to manage effectively our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Our research and development efforts may not produce commercially viable products.

     We intend to devote significant personnel and financial resources to research and development activities designed to advance the capabilities of our LabMAP technology. Some of these research and development activities will be conducted by others. We may never realize any benefits from such research and development activities.

Our success will depend on our ability to retain principal members of our management and scientific staff.

     We depend on the principal members of our management and scientific staff. The loss of services of any of these persons could delay or reduce our product development and commercialization efforts. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. There can be no assurance that we will be able to attract additional and retain existing personnel.

The intellectual property rights we rely upon to protect the technology underlying our products may not be adequate, which could enable third parties to use our technology or very similar technology and could reduce our ability to compete in the market.

     Our success will depend on our ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. Any patents we own may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours which are not covered by our patents. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

     We have obtained a patent in the United States and have pending applications in certain foreign jurisdictions, except Japan, for our method of "real time" detection and quantification of multiple analytes from a single sample. As a result of a procedural omission, we are unable to obtain comparable patent protection in Japan. Although we intend to pursue patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our LabMAP technology in Japan.

     We require our employees, consultants and advisors to execute confidentiality agreements. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.

     In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. These legal proceedings could be expensive, take significant time and divert management's attention from other business concerns. If we lose, we may lose the benefit of some of our intellectual property rights, the loss of which may inhibit or remove our ability to exclude certain competitors from the market. We may also provoke these third parties to assert claims against us. The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents like those we own.

Our success will depend partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.

     We may be sued for infringing on the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe the proprietary rights of others or that these rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.

     We are aware of a European patent granted to Dr. Ioannis Tripatzis, which covers certain testing agents and certain methods of their use. Dr. Tripatzis has publicly stated his belief that his patent covers aspects of our technology. This patent expires in 2004. We cannot assure you that a dispute with Dr. Tripatzis will not arise or that any dispute with him will be resolved in our favor.

If we fail to comply with the extensive governmental regulations that affect our business, we could be subject to enforcement actions, injunctions and civil and criminal penalties that could delay or prevent marketing of our products.

     The production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the United States Food and Drug Administration in the United States and by similar agencies in other countries. Depending on their intended applications, some of our products and products based on our technology expected to be produced by our strategic partners are subject to approval or clearance by the FDA prior to marketing for commercial use. Products using our technology for clinical diagnostic purposes will require such approval or clearance. No such approvals or clearances have yet been obtained. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, we are also required to comply with FDA requirements relating to laser safety.

     Approved or cleared products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records and documentation and labeling and promotion of medical devices. Our inability, or the inability of our strategic partners, to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. In addition, failure to comply with applicable regulatory requirements could subject us or our strategic partners to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our products or products based on our technology, and civil and criminal penalties.

     Medical device laws and regulations are also in effect in many countries outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and work place safety.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.

     Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of human diagnostic and therapeutic products. While we believe that we are reasonably insured against these risks, there can be no assurance that we will be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. A product liability claim in excess of our insurance coverage or a recall of one of our products would have to be paid out of our cash reserves.

Some of our programs are partially supported by government grants, which may be reduced, withdrawn or delayed.

     We have received and may continue to receive funds under United States government research and technology development programs. Funding by the government may be significantly reduced in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. Additionally, we may not receive funds under existing or future grants because of budgeting constraints of the agency administering the program. We cannot assure you that we will receive significant funding under government grants.

     A portion of our sales have been to universities, government research laboratories, private foundations and other institutions, where funding is dependent on grants from government agencies such as the National Institutes of Health. The funding associated with approved NIH grants for instrumentation generally becomes available at particular times of the year, as determined by the government. Although research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions, sometimes without advance notice. Furthermore, increasing political pressures in the United States to reduce or eliminate budgetary deficits may result in reduced allocations to the NIH and the other government agencies that fund research and development activities. If government funding, especially NIH grants, necessary to purchase our products were to become unavailable to researchers for any extended period of time or if overall research funding were to decrease, our sales could decline.

Because we receive revenues principally from life science companies, the capital spending policies of these entities have a significant effect on the demand for our products.

     Our customers include pharmaceutical, biotechnology, chemical and industrial companies, and the capital spending policies of these companies can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research equipment and the policies regarding capital expenditures during recessionary periods. Any decrease in capital spending by life sciences companies could cause our revenues to decline and impact our profitability.

If third-party payors increasingly restrict payments for health care expenses, we may experience reduced sales which would hurt our business and our business prospects.

     Third-party payors, such as government entities, health maintenance organizations and private insurers, are restricting payments for health care. These restrictions may decrease demand for our products and the price we can charge. Increasingly, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. They are also attempting to contain costs by limiting coverage and the reimbursement level of tests and other health care products. Without adequate coverage and reimbursement, consumer demand for tests will decrease. Decreased demand could cause sales of our products, and sales and services by our strategic partners, to fall. In addition, decreased demand could place pressure on us or our strategic partners to lower prices on these products or services, resulting in lower margins. Reduced sales or margins by us or our strategic partners would hurt our business, profitability and business prospects.

Our products have lengthy sales cycles, which could cause our operating results to fluctuate significantly from quarter to quarter.

     The sale of bioassay testing devices typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycle associated with our products is expected to be lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews that are beyond our control. Due to this lengthy and unpredictable sales cycle, our operating results could fluctuate significantly from quarter to quarter. We expect to continue to experience significant fluctuations as a result of a variety of factors, many of which are outside of our control. The following factors could affect our operating results:

     .    market acceptance of our products;

     . the timing and willingness of strategic partners to commercialize our products which would result in royalties;

     . expiration of contracts with strategic partners or government research grants, which may not be renewed or replaced; and

     . general and industry specific economic conditions, which may affect our collaborative partners' research and development expenditures.

     A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if revenues decline or do not grow as anticipated, we might not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in 2000. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

     Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

Our stock price could be volatile.

     The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

     .    actual or anticipated variations in quarterly operating results;

     .    announcements of technological innovations by us or our competitors;

     . new products or services introduced or announced by us or our competitors;

     .    changes in financial estimates by securities analysts;

     . conditions or trends in the biotechnology and pharmaceutical industries;

     . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     .    additions or departures of key personnel; and

     .    sales of our common stock.

     In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources.

Our directors and executive officers have substantial control over Luminex which could delay or prevent a merger or other change in control transaction.

     Our directors and executive officers beneficially owned approximately 46.0% of our outstanding common stock as of May 3, 2000. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of the company even if beneficial to our stockholders.

Future sales of our common stock may depress our stock price.

     The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. There were 27,122,072 shares of common stock outstanding as of May 3, 2000. The 4,869,000 shares of common stock sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act of 1933, except for any shares purchased by our "affiliates." Substantially all the remaining shares of common stock are subject to lock-up agreements that prohibit the sale of such shares before September 26, 2000. After this date, these shares may be sold without registration under the Securities Act of 1933 to the extent permitted by Rule 144 or other exemptions under the Securities Act of 1933.

     After September 26, 2000, we intend to register approximately 6.8 million shares of our common stock which are reserved for issuance under our stock option plans, including approximately 4.2 million shares issuable upon exercise of options granted prior to May 3, 2000. Once we register these shares, they can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

Anti-takeover provisions in our charter and bylaws and Delaware law could make a third-party acquisition of us difficult.

     Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. We are also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments held to maturity. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     As a result of a procedural omission, we are unable to pursue a patent in Japan which corresponds to our issued U.S. patent directed to our method of "real time" detection and quantification of multiple analytes from a single sample. We have filed a lawsuit alleging negligence on the part of our prior patent counsel in this matter and seeking to recover the damages we believe will result from any gaps in our patent protection in Japan as a result of this omission. At this time, we cannot predict whether this lawsuit will be successful and, if so, the amount of any damages we may recover.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 29, 2000, in connection with our initial public offering, our Registration Statement on Form S-1 (No. 333-96317) was declared effective by the Securities and Exchange Commission, pursuant to which 4,500,000 shares of our common stock were offered on March 30, 2000 and sold for our account at a price of $17 per share, generating gross offering proceeds of approximately $76.5 million. On April 27, 2000, the underwriters partially exercised their over-allotment option and purchased an additional 369,000 shares of our common stock generating additional gross proceeds of approximately $6.3 million. The managing underwriters were UBS Warburg LLC, Lehman Brothers and Dain Rauscher Wessels. After deducting approximately $5.8 million in underwriting discounts and commissions, the net proceeds of the offering were approximately $77.0 million.

     We have not yet used any of the funds from the initial public offering. We expect to use the net proceeds of the offering to fund our operations, including continued development and manufacturing of existing products as well as research and development of additional products. In addition, we also intend to use a portion of the net proceeds to hire additional personnel and expand our facilities. Specific amounts for these purposes have not been determined. In addition, we may use a portion of the net proceeds to acquire or invest in products, technologies or companies. However, we have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction. Pending these uses, we intend to invest the net proceeds in short-term, interest-bearing, investment grade securities.

     For the three months ended March 31, 2000, we issued 280,524 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $1.96 to $5.88 per share. All of these stock options were granted under our 1996 Stock Option Plan prior to our initial public offering. Our issuance of shares of our common stock upon the exercise of these options was exempt from registration pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

     In connection with our initial public offering on March 30, 2000, all outstanding shares of our Series A Preferred Stock (consisting of 457,250 shares), Series B Preferred Stock (consisting of 150,000 shares), Series C Preferred Stock (consisting of 151,571 shares), Series D Preferred Stock (consisting of 57,538 shares) and Series E Preferred Stock (consisting of 25,000 shares) were converted into shares of our common stock in accordance with the terms of each such series of preferred stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on March 6, 2000. The following number of shares were entitled to vote and represented at the meeting:

                                                                Number of Shares
                                                     --------------------------------------------
                                                       Outstanding               Represented
                                                     ---------------        ---------------------
     Common stock ..............................           6,472,662              5,419,847

     Preferred stock:
         Series A ..............................             457,250                382,500
         Series B ..............................             150,000                121,458
         Series C ..............................             151,571                117,771
         Series D ..............................              57,538                 40,853
         Series E ..............................              25,000                 25,000
                                                     ---------------        ---------------
             Total preferred stock .............             841,359                689,582
                                                     ---------------        ---------------
     Total .....................................           7,314,021              6,107,429
                                                     ===============        ===============

     The following proposals were adopted at the meeting by the votes indicated:

     1. Adoption of the Certificate of Amendment to the Certificate of Incorporation of the Corporation.

                                                                 Number of Shares
                                                         -------------------------------
                                                             For              Against
                                                         ----------        -------------
     Common stock......................                   5,419,847                   --
     Preferred stock (all series)......                     687,582                   --
     Series A preferred stock..........                     382,500                   --
     Series B preferred stock..........                     121,458                   --

     2. Adoption of the Restated Certificate of Incorporation of the Corporation.

                                                                 Number of Shares
                                                         -------------------------------
                                                             For              Against
                                                         ----------        -------------
     Outstanding stock..........................          6,107,429                   --
     Common stock...............................          5,419,847                   --
     Preferred stock............................            687,582                   --

     3.   Election of Directors.

                                                             Number of Shares
                                                     -----------------------------------
                                                          For                Withheld
                                                    ---------------        -------------
     Class I (term expires 2001)
     A. Sidney Alpert...........................          6,107,429                   --
     Robert J. Cresci...........................          6,107,429                   --
     William L. Roper...........................          6,107,429                   --

     Class II (term expires 2002)
     Fred C. Goad...............................          6,107,429                   --
     Laurence E. Hirsch.........................          6,107,429                   --
     Jim D. Kever...............................          6,107,429                   --

     Class III (term expires 2003)
     Mark B. Chandler...........................          6,107,429                   --
     John E. Koerner, III.......................          6,107,429                   --
     G. Walter Loewenbaum.......................          6,107,429                   --

     4.   Adoption of the 2000 Long-Term Incentive Plan.

                                                                 Number of Shares
                                                        ------------------------------------
                                                           For                 Against
                                                        -----------          ---------------
     Common and preferred stock...........                6,106,929                 500

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      The exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)   Reports on Form 8-K.

      The Company did not file any report on Form 8-K during the three month period ended March 31, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2000.

                                    LUMINEX CORPORATION



                                    By: /s/ Michael L. Bengtson
                                        ----------------------------------------
                                        Michael L. Bengtson
                                        Executive Vice President and
                                        General Counsel



                                    By: /s/ James L. Persky
                                        ----------------------------------------
                                        James L. Persky
                                        Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number              Description Of Document
------              -----------------------

10.16 Sixth Amendment to Lease Agreement between Luminex Corporation and Aetna Life Insurance Company for manufacturing facilities located at 12201 Technology Blvd., Suite 130, Austin, Texas 78727.

27.1                Financial Data Schedule.