Form 10-Q
period 2000-06-30
LUMINEX CORP
filed 2000-08-11
CIK 1033905

                                 UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.  20549


                               _________________


                                   FORM 10-Q


         /X/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
                                 June 30, 2000

                                      or

         / /    Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the transition period
                              from ____ to _____.

                         Commission File No. 000-30109

                               ________________

                              LUMINEX CORPORATION

            (Exact name of registrant as specified in its charter)


               Delaware                                     74-2747608
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


   12212 Technology Blvd., Austin, Texas                      78727
  (Address of principal executive offices)                  (Zip Code)

                                (512) 219-8020
             (Registrant's telephone number, including area code)
                               _________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     There were 27,153,126 shares of the Company's Common Stock, par value $.001 per share, outstanding on August 7, 2000.

                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements (unaudited)

               Condensed Balance Sheets as of June 30, 2000 and
                    December 31, 1999...............................................................    3

               Condensed Statements of Operations for the three and six months ended
                    June 30, 2000 and 1999..........................................................    4

               Condensed Statements of Cash Flows for the six months ended
                    June 30, 2000 and 1999..........................................................    5

               Notes to Condensed Financial Statements..............................................    6

               Independent Accountants' Review Report...............................................    9

     Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.......................................................   10

               Factors That May Affect Future Results...............................................   14

     Item 3.   Quantitative and Qualitative Disclosure about MarketRisk.............................   22


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.....................................................   23

SIGNATURES..........................................................................................   24


                                    PART I


ITEM 1. FINANCIAL STATEMENTS

                              LUMINEX CORPORATION
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                 ASSETS
                                                                                   June 30,          December 31,
                                                                                     2000                1999
                                                                                 -----------         -----------
                                                                                 (unaudited)
Current assets:
     Cash and cash equivalents................................................   $    29,536         $     4,083
     Short-term investments...................................................        50,935               4,929
     Accounts receivable, net.................................................         1,246               1,341
     Inventory................................................................         1,286                 663
     Other....................................................................         1,186                 181
                                                                                 -----------         -----------
          Total current assets................................................        84,189              11,197

     Property and equipment, net..............................................         1,940               1,369
     Other assets.............................................................            39                 -
                                                                                 -----------         -----------
          Total assets........................................................   $    86,168         $    12,566
                                                                                 ===========         ===========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................   $       878         $       373
     Accrued liabilities .....................................................           319                 278
     Deferred revenue.........................................................           213                 120
                                                                                 -----------         -----------
          Total current liabilities...........................................         1,410                 771
     Deferred revenue.........................................................         1,259                 600
                                                                                 -----------         -----------
          Total liabilities...................................................         2,669               1,371

Stockholders' equity:
     Preferred stock..........................................................           -                28,946
     Common stock.............................................................            27                  13
     Warrants to purchase common stock........................................           176                 180
     Additional paid-in capital...............................................       114,091               5,511
     Deferred stock compensation..............................................        (1,552)               (467)
     Accumulated deficit......................................................       (29,243)            (22,988)
                                                                                 -----------         -----------
          Total stockholders' equity..........................................        83,499              11,195
                                                                                 -----------         -----------
          Total liabilities and stockholders' equity..........................   $    86,168         $    12,566
                                                                                 ===========         ===========

See Independent Accountants' Review Report.

                              LUMINEX CORPORATON
                      CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                           -------------------------         -------------------------
                                                             2000             1999             2000             1999
                                                           --------         --------         --------         --------
                                                                  (unaudited)                       (unaudited)
Revenue:
   Product.............................................    $  1,394         $    579         $  2,784         $    853
   Grant...............................................         -                118              -                383
                                                           --------         --------         --------         --------
       Total revenue...................................       1,394              697            2,784            1,236

    Cost of product revenue............................         985              267            1,708              346
                                                           --------         --------         --------         --------
       Gross profit....................................         409              430            1,076              890

Operating expenses:
   Research and development ...........................       2,408            1,305            3,741            2,734
   Selling, general and administrative ................       2,846              961            4,903            1,754
                                                           --------         --------         --------         --------
       Total operating expenses........................       5,254            2,266            8,644            4,488

       Loss from operations............................      (4,845)          (1,836)          (7,568)          (3,598)

Interest income........................................       1,201               53            1,313              135
                                                           --------         --------         --------         --------
           Net loss....................................    $ (3,644)        $ (1,783)        $ (6,255)        $ (3,463)
                                                           ========         ========         ========         ========

           Net loss per share, basic and diluted.......    $  (0.13)        $  (0.14)        $  (0.31)        $  (0.26)
                                                           ========         ========         ========         ========

           Shares used in computing net loss per
           share, basic and diluted....................      27,006           13,137           20,206           13,135


See Independent Accountants' Review Report

                              LUMINEX CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                             -----------------------------
                                                                                                2000               1999
                                                                                             ----------         ----------
                                                                                                      (unaudited)
Operating activities:
   Net loss.............................................................................     $   (6,255)        $   (3,463)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization....................................................            380                201
       Stock compensation...............................................................          2,080                 68
   Changes in operating assets and liabilities:
       Accounts receivable..............................................................             95               (479)
       Inventory........................................................................           (623)              (444)
       Other............................................................................           (970)                (6)
       Accounts payable.................................................................            505                126
       Accrued liabilities..............................................................             23               (126)
       Deferred revenue.................................................................            752                414
                                                                                             ----------         ----------
Net cash used in operating activities...................................................         (4,013)            (3,709)
                                                                                             ----------         ----------
Investing activities:
   Net purchases of short-term investments..............................................        (46,006)              -
   Purchase of property and equipment...................................................           (951)              (776)
   Other................................................................................            (74)              -
                                                                                             ----------         ----------
Net cash used in investing activities...................................................        (47,031)              (776)
                                                                                             ----------         ----------
Financing activities:
   Proceeds from issuance of common stock...............................................         77,738                  4
   Stock issuance cost..................................................................         (1,241)               -
                                                                                             ----------         ----------
Net cash provided by financing activities...............................................         76,497                  4
                                                                                             ----------         ----------

Increase (decrease) in cash and cash equivalents........................................         25,453             (4,481)
Cash and cash equivalents, beginning of period..........................................          4,083              8,537
                                                                                             ----------         ----------
Cash and cash equivalents, end of period................................................     $   29,536         $    4,056
                                                                                             ==========         ==========

Supplemental disclosure of noncash activities:
   Conversion of preferred stock........................................................     $   28,946         $      -
   Accrued stock issuance cost..........................................................     $       18         $      -

See Independent Accountants' Review Report.

                              LUMINEX CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Luminex Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-96317) and related Prospectus dated March 30, 2000.

NOTE 2--INVENTORY

     Inventories consisted of the following (in thousands):

                                                    June 30,    December 31,
                                                      2000         1999
                                                    -------     -----------
     Parts and supplies...........................  $ 1,091     $       663
     Work-in-progress and finished goods .........      195             -
                                                    -------     -----------
                                                    $ 1,286     $       663
                                                    =======     ===========


NOTE 3--INITIAL PUBLIC OFFERING

     On March 30, 2000, trading of the Company's common stock on the Nasdaq National Market commenced in conjunction with the Company's initial public offering of 4,500,000 shares of common stock at $17 per share. Cash proceeds from the offering, net of underwriting discounts and commissions, totaled approximately $71.1 million and were received by the Company upon closing of the offering on April 4, 2000. Concurrent with the initial public offering, a total of 841,359 shares of convertible preferred stock, representing all of the Company's issued and outstanding preferred stock, were converted into 8,768,582 shares of common stock.

     On April 27, 2000, the underwriters exercised a portion of their over-allotment option and purchased an additional 369,000 shares of the Company's common stock, generating additional proceeds of approximately $5.8 million, net of underwriting discounts and commissions.

NOTE 4--NET LOSS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and potentially dilutive common shares outstanding during the period, such as stock options, warrants and convertible securities, except when the effect is anti-dilutive.


See Independent Accountants' Review Report.

                              LUMINEX CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)

NOTE 4--NET LOSS PER SHARE (Continued)

     The Company has excluded all convertible preferred stock, outstanding stock options, outstanding warrants to purchase common stock and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 3,614,270 and 11,997,450 for the three and six months ended June 30, 2000, respectively, and 10,572,885 and 10,120,932 for the three and six months ended June 30, 1999, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share.

     Pro forma net loss per share amounts have been computed as described above and also give effect to common equivalent shares arising from preferred stock that automatically converted upon the closing of the initial public offering using the as-if converted method from the original date of issuance.

     The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                                  Three Months Ended           Six Months Ended
                                                                                       June 30,                    June 30,
                                                                               -----------------------     -----------------------
                                                                                  2000         1999           2000         1999
                                                                               ---------     ---------     ---------     ---------
Net loss per share, basic and diluted:
Net loss...................................................................    $  (3,644)    $  (1,783)    $  (6,255)    $  (3,463)

Weighted average shares of common stock outstanding........................       27,006        13,137        20,206        13,135

Net loss per share, basic and diluted......................................    $   (0.13)    $   (0.14)    $   (0.31)    $   (0.26)
                                                                               =========     =========     =========     =========
Pro forma net loss per share, basic and diluted:
   Shares used above.......................................................       27,006        13,137        20,206        13,135
       Add:  Pro forma adjustment to reflect assumed
         conversion of preferred stock.....................................          -           7,084         4,336         7,085
                                                                               ---------     ---------     ---------     ---------
   Shares used in computing pro forma net loss per share,
     basic and diluted.....................................................       27,006        20,221        24,542        20,220

Pro forma net loss per share, basic and diluted............................    $   (0.13)    $   (0.09)    $   (0.25)    $   (0.17)
                                                                               =========     =========     =========     =========



See Independent Accountants' Review Report.

                              LUMINEX CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)


NOTE 5--COMMON STOCK

     As of June 30, 2000, there were 27,140,470 shares of common stock issued and outstanding. This share number includes the conversion of all outstanding shares of preferred stock on March 30, 2000 into shares of common stock and the issuance of common stock in the Company's initial public offering. The Company is authorized to issue 200,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share.

     In March 2000, the Company effected a 2.04 for 1 stock split of its outstanding common stock. All common stock and per share amounts have been adjusted to reflect the stock split as if such split had taken place at the beginning of the periods presented.





See Independent Accountants' Review Report.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of
Luminex Corporation

     We have reviewed the accompanying condensed balance sheet of Luminex Corporation as of June 30, 2000, the related condensed statements of operations for the three and six months then ended and the related condensed statements of cash flows for the six months then ended. These financial statements are the responsibility of the Company's management. We did not make a similar review of the condensed statements of operations for the three and six months ended June 30, 1999 and the condensed statements of cash flows for the six months ended June 30, 1999.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at June 30, 2000, and for the three and six month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

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

Austin, Texas
July 20, 2000

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

Overview

     Since inception, we have incurred significant losses and, as of June 30, 2000, we had an accumulated deficit of $29.2 million. We anticipate incurring additional losses, which may increase, for at least the next 12 months. Prior to 1999, we were considered a development stage company.

     We commenced marketing our first generation system, the Luminex R/O system, in 1997 and our second generation technology, the LabMAPTM system, in 1999. Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. We expect that each system will generate a recurring revenue stream from the sale of consumable products. In accordance with the terms of a federal grant which we have received, grant revenue is recorded as research expenses relating to the grant are incurred, provided that the amounts received are not refundable if the research is not successful. In addition, we expect to generate royalty revenue from some of our strategic partners as they sell products incorporating our technology or provide services to third parties using our technology.

     Our expenses have consisted primarily of costs incurred in research and development, manufacturing scale-up and business development and from general and administrative costs associated with our operations. We expect our research and development expenses to increase in the future as we continue to develop new products. Also, our selling and marketing expenses will increase as we continue to commercialize our products, and general and administrative expenses will increase as we add personnel, expand our facilities and continue to assume the obligations of a public reporting company.

     We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market evaluation and acceptance of current or new products, which may result in a lengthy sales cycle, patent conflicts, the introduction of new products by our competitors, the timing and extent of our research and development efforts and the timing of significant orders. Our limited operating history makes accurate predictions of future operations difficult or impossible.

     Our ability to achieve sustained profitability will be dependent upon our ability to continue to enter into strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our instruments and consumables. Strategic partners will develop application-specific bioassay kits for use on our instruments that they will sell to their customers generating royalties for Luminex. Strategic partners may also perform services for third parties using our technology that will also result in royalties for Luminex. Some strategic partners will also buy our products and then resell those products to their customers. To date, we have entered into strategic partnerships with 17 companies. Although we are actively seeking to enter into additional strategic partnerships, there can be no assurance that we will be able to negotiate such additional relationships on acceptable terms, if at all, or that such current or future strategic partnerships will be successful and provide us with expected benefits.

     Deferred stock compensation represents the difference between the deemed fair value of our common stock and the exercise price of options or warrants. For options granted to employees, this difference is calculated as of the grant date and amortized ratably over the vesting period. For options or warrants granted to consultants, the difference is recognized as of the vesting date with adjustments made to the recognized deferred compensation amount up and until that time based on the market value of our common stock. As a result of stock options and warrants granted, we recorded $1.3 million and $2.1 million in deferred stock compensation expense in the second quarter and first six months of 2000, respectively. Total unamortized deferred stock compensation as of June 30, 2000 was $1.6 million.

     Total deferred revenue as of June 30, 2000 was $1.5 million. Short-term deferred revenue of $213,000 as of June 30, 2000, represented revenues from instrument sales to customers with a short-term right of return privilege that had not yet expired. Long-term deferred revenue, which was $1.3 million as of June 30, 2000, represented upfront payments from our strategic partners to be applied towards future instrument purchases and future royalty payments. The amounts recorded as long-term deferred revenue are nonrefundable and will be recognized as revenue as our strategic partners purchase instruments or apply such amounts against royalty payments.

Results of Operations

Three Months Ended June 30, 2000 and 1999

     Revenue. Product revenue for the three months ended June 30, 2000 increased 141% to $1.4 million from $579,000 for the three months ended June 30, 1999. The increase was primarily attributable to increased sales of Luminex 100 systems with 51 systems placed in the second quarter of 2000 compared with 23 systems placed in the second quarter of 1999. In addition, we placed 46 Luminex XY Platforms in the second quarter of 2000. Consumable sales increased by $117,000 which is attributable to the increased number of Luminex 100 system placements.

     Included in total revenue for the three months ended June 30, 1999 was $118,000 of revenue associated with a government grant that commenced on January 1, 1999. The grant was temporarily suspended in September 1999 when our joint venture partner withdrew due to a change in its business strategy. We are involved in negotiations with the National Institute of Standards and Technology ("NIST") to reinstate the grant effective July 1, 2000 with a new joint venture partner, the approval of which is expected in the third quarter of 2000. The extension of the grant is expected to span three additional years and reimburse Luminex for approximately 49% of total project costs.

     A breakdown of revenue for the three months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                      Three Months Ended
                                                           June 30,
                                                      ------------------
                                                        2000       1999
                                                      -------    -------
          Instrument sales........................... $ 1,184    $   509
          Consumable sales ..........................     186         69
          Grant revenue..............................      --        118
          Other revenue..............................      24          1
                                                      -------    -------
               Total revenue......................    $ 1,394    $   697
                                                      =======    =======

     Gross Profit. Gross profit was $409,000 and $430,000 for the three months ended June 30, 2000 and 1999, respectively. Gross margin (gross profit as a percentage of total revenue) decreased from 62% for the three months ended June 30, 1999 to 29% for the three months ended June 30, 2000. The decrease in gross margin during the second quarter was primarily attributable to a reduction in the average selling price of our instrumentation, resulting from an increase in discounted sales to strategic partners, an increase in material costs related to improvements made to our products, higher customer service and maintenance costs and the absence of NIST grant revenue in the three months ended June 30, 2000.

     Research and Development Expense. Research and development expenses were $2.4 million and $1.3 million for the three months ended June 30, 2000 and 1999, respectively. The increase was attributable to several factors, including increased personnel cost of $280,000 due to increased staffing levels during the three months ended June 30, 2000, increased consumption of parts and supplies related to the development of new products and $386,000 of non-cash stock compensation charges for options issued to consultants.

     Selling, General and Administrative Expense. Selling, general and administrative expenses were $2.8 million and $1.0 million for the three months ended June 30, 2000 and 1999, respectively. The increase was attributable to several factors, including increased costs associated with higher sales volumes, $909,000 of non-cash stock compensation expense, increased personnel costs of $450,000 due to higher staffing levels and increased facilities costs due to the continued expansion of our facilities.

     Interest Income. Interest income was $1.2 million and $53,000 for the three months ended June 30, 2000 and 1999, respectively. The increase was attributable to an increase in the average cash and short-term investment balances during the three months ended June 30, 2000, resulting from investment of the proceeds of our initial public offering received in April 2000.


Six Months Ended June 30, 2000 and 1999

     Revenue. Product revenue increased 226% for the six months ended June 30, 2000 to $2.8 million from $853,000 for the six months ended June 30, 1999. The increase was primarily attributable to increased sales of Luminex 100 systems with 87 systems placed in the first six months of 2000 compared with 31 systems placed in the first six months of 1999. In addition, we placed 109 Luminex XY Platforms in the first six months of 2000. Consumable sales increased by $241,000 which is attributed to the increased number of Luminex 100 system placements.

     Included in total revenue for the six months ended June 30, 1999 was $383,000 of revenue associated with a government grant that commenced on January 1, 1999. The grant was temporarily suspended in September 1999 when our joint venture partner withdrew due to a change in its business strategy. We are involved in negotiations with NIST to reinstate the grant effective July 1, 2000 with a new joint venture partner, the approval of which is expected in the third quarter of 2000. The extension of the grant is expected to span three additional years and reimburse Luminex for approximately 49% of total project costs.

     A breakdown of revenue for the six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                       Six Months Ended
                                                            June 30,
                                                      ------------------
                                                        2000       1999
                                                      -------    -------
          Instrument sales ........................   $ 2,362    $   748
          Consumable sales ........................       345        104
          Grant revenue............................        --        383
          Other revenue............................        77          1
                                                      -------    -------
               Total revenue.......................   $ 2,784    $ 1,236
                                                      =======    =======

     Gross Profit. Gross profit was $1.1 million and $890,000 for the six months ended June 30, 2000 and 1999, respectively. Gross margin (gross profit as a percentage of total revenue) decreased from 72% for the six months ended June 30, 1999 to 39% for the six months ended June 30, 2000. The decrease in gross margin during the six months ended June 30, 2000 was primarily attributable to a reduction in the average selling price of our instrumentation resulting from an increase in discounted sales to strategic partners, an increase in material costs related to improvements made to our products and the absence of NIST grant revenue in the first six months of 2000.

     Research and Development Expense. Research and development expenses were $3.7 million and $2.7 million for the six months ended June 30, 2000 and 1999, respectively. The increase was attributable to several factors, including increased consumption of parts and supplies related to the development of new products, increased personnel cost of $600,000 due to increased staffing levels during the six months ended June 30, 2000 and $475,000 of non-cash stock compensation charges for options issued to consultants.

     Selling, General and Administrative Expense. Selling, general and administrative expenses were $4.9 million and $1.8 million for the six months ended June 30, 2000 and 1999, respectively. The increase was attributable to several factors, including $1.6 million of non-cash stock compensation expense, increased personnel costs of $750,000 due to higher staffing levels and increased facilities costs due to the continued expansion of our facilities.

     Interest Income. Interest income was $1.3 million and $135,000 for the six months ended June 30, 2000 and 1999, respectively. The increase was attributable to an increase in the average cash and short-term investment balances during the six months ended June 30, 2000 resulting from investment of the proceeds of our initial public offering received in April 2000.

Liquidity and Capital Resources

     At June 30, 2000, we held cash, cash equivalents and short-term investments of $80.5 million and had working capital of $82.8 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the U.S. Government or agencies thereof and U.S. corporate debt securities.

     Cash used in operations was $2.5 million and $4.0 million for the three and six months ended June 30, 2000, respectively, compared with $1.5 million and $3.7 million for the three and six months ended June 30, 1999, respectively. The net losses for the three and six months ended June 30, 2000 were partially offset by non-cash charges for stock compensation, depreciation and amortization of $1.5 million and $2.5 million, respectively, and net increases in accounts payable, accrued liabilities and deferred revenue of $441,000 and $1.3 million, respectively.

     Purchases of property and equipment for the three and six months ended June 30, 2000 were $495,000 and $951,000, respectively, compared to $271,000 and
$776,000 for the three and six months ended June 30, 1999, respectively.

     We expect to have negative cash flow through at least the next four quarters. We also expect to incur increasing research and development expenses and selling, general and administrative expenses, including expenses related to additions to personnel and increased production and commercialization efforts. Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, the availability of government research grants, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. We believe that our existing cash, cash equivalents and short term-investments will be sufficient to fund our operating expenses and capital equipment requirements through at least December 31, 2001.

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

     We are at an early stage of development, and our business model is still evolving. As a result, we are subject to all of the risks inherent in the development of new commercial products, such as the need to develop and sustain a market for our products and to successfully transition from a company with a research focus to a company capable of supporting commercial activities.
Because we have only recently begun to market our products commercially, we have generated limited revenues from product sales.

We cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

     We have incurred operating losses and negative cash flow from operations since our inception. As of June 30, 2000, we had an accumulated deficit of $29.2 million. For the year ended December 31, 1999 and the six months ended June 30, 2000, we had net losses of $12.6 million and $6.3 million, respectively. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due in part to anticipated increases in expenses for research and product development and expansion of our facilities and sales and marketing capabilities. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenues to support our level of operating expenses.

If our technology and products do not become widely used in the life sciences industry, it is unlikely that we will ever become profitable.

     Life sciences companies have historically conducted screening and identification tests using a variety of technologies, including bead-based screening. However, compared to certain other technologies, our LabMAP technology is new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon the adoption of this technology as a method to perform bioassays. In order to be successful, our products must meet the commercial requirements for bioassays within the life sciences industry, and we must convince potential customers to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

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

     Our strategy for the development and commercialization of our LabMAP technology depends in part upon our ability to establish strategic relationships with a number of partners. Our business plan contemplates that a significant portion of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners, and from use of our technology by our strategic partners in performing services offered to third parties. This strategy entails a number of risks as more fully described below.

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

     If our strategic partners do not effectively develop and market products based on our technology, our ability to generate revenues will be diminished.
In return for the right to produce bioassay kits incorporating our technology, our strategic partners will purchase our systems and microspheres from us for internal use and resale to end-users, and will pay royalties to us based on revenues they generate from sales of the kits. We expect that we will also generate revenue from royalties on sales of diagnostic testing services by strategic partners utilizing our technology. This strategy entails a number of risks. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot predict future sales and royalty revenues because our existing strategic partner agreements do not include minimum purchase requirements. The amount of these revenues will depend on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Some of the companies we are targeting as strategic partners offer products competitive with our LabMAP technology. As a result, competition with these companies may hinder or prevent strategic relationships. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not effectively develop and market products based on our technology and obtain any necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

The life sciences industry is highly competitive and subject to rapid technological change, and we may not have the resources necessary to successfully compete.

     We compete with companies in the United States and abroad that are engaged in the development and production of similar products. We face, and will continue to face intense competition from companies marketing conventional testing products based on established technologies and companies developing their own advanced testing technologies. Many of our competitors have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies to develop commercial products.

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

     Our inability to attract, train or retain a sufficient number of highly qualified customer support and technical services personnel may cause our business and prospects to suffer. We may need to increase our customer service staff further to support expected new customers as well as the expanding needs of existing customers. The introduction of our products to new customers, the integration of our technology into our customers' existing systems and the ongoing customer support can be complex. Accordingly, we need highly trained customer support and technical personnel. Hiring customer support and technical personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our systems and services.

Our business plan contemplates a period of rapid and substantial growth that will place a strain on our administrative and operational infrastructure.

     We increased the number of our employees from 47 at December 31, 1998 to 105 at July 31, 2000. Our ability to manage effectively our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Our research and development efforts may not produce commercially viable products.

     We intend to devote significant personnel and financial resources to research and development activities designed to advance the capabilities of and develop new products based on our LabMAP technology. Some of these research and development activities will be conducted by others. We may never realize any benefits from such research and development activities.

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

     The production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the United States Food and Drug Administration in the United States and by similar agencies in other countries. Some of our products and products based on our technology expected to be produced by our strategic partners for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. No such approvals or clearances have yet been obtained by us or by any of our strategic partners. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, we are also required to comply with FDA requirements relating to laser safety.

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

     We have received and expect to continue to receive funds under United States government research and technology development programs. Funding by the government may be significantly reduced in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. Additionally, we may not receive funds under existing or future grants because of budgeting constraints of the agency administering the program. We cannot assure you that we will receive significant funding under government grants.

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

     The sale of bioassay testing devices typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycle associated with our products typically is lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews that are beyond our control. Due to this lengthy and unpredictable sales cycle, our operating results could fluctuate significantly from quarter to quarter. We expect to continue to experience significant fluctuations as a result of a variety of factors, many of which are outside of our control. The following factors could affect our operating results:

     .    market acceptance of our products;

     . the timing and willingness of strategic partners to develop and commercialize products based on our technology which would result in royalties;

     . expiration of contracts with strategic partners or government research grants, which may not be renewed or replaced; and

     . general and industry specific economic conditions, which may affect our strategic partners' research and development expenditures.

     A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if revenues decline or do not grow as anticipated, we might not be able to correspondingly reduce our operating expenses. In addition, we have significantly increased operating expenses in 2000. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

     Due to the possibility of fluctuations in our revenues and expenses, quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

Our stock price has been and could continue to be volatile.

     The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

     . actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

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

Our directors and executive officers have substantial control over Luminex, which could delay or prevent a merger or other change in control transaction.

     Our directors and executive officers beneficially owned approximately 43.0% of our outstanding common stock as of July 31, 2000. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of the company even if beneficial to our stockholders.

Future sales of our common stock may depress our stock price.

     The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. There were 27,153,126 shares of common stock outstanding as of July 31, 2000. The 4,869,000 shares of common stock sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act of 1933, except for any shares purchased by our "affiliates." Substantially all the remaining shares of common stock are subject to lock-up agreements that prohibit the sale of such shares before September 26, 2000. After this date, these shares may be sold without registration under the Securities Act of 1933 to the extent permitted by Rule 144 or other exemptions under the Securities Act of 1933.

     At August 7, 2000, approximately 2.4 million shares of our common stock that have been issued or are issuable under vested stock options were eligible for sale at any time without registration under the Securities Act of 1933. After September 26, 2000, we intend to register approximately 6.8 million shares of our common stock which are reserved for issuance under our stock option plans, including approximately 4.2 million shares issuable upon exercise of options granted prior to July 31, 2000. Once we register these shares, they can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

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

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The exhibit listed in the accompanying Exhibit Index is filed as part of this Quarterly Report on Form 10-Q.

(b)  Reports on Form 8-K.

     The Company did not file any report on Form 8-K during the three months ended June 30, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2000.

                               LUMINEX CORPORATION



                               By:   /s/  Michael L. Bengtson
                                  --------------------------------------------
                                  Michael L. Bengtson
                                  Executive Vice President and General Counsel



                               By:   /s/ James L. Persky
                                  -------------------------------------------
                                  James L. Persky
                                  Vice President, Treasurer and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number         Description Of Document
------         -----------------------

27.1           Financial Data Schedule.