Form 10-Q
period 2000-09-30
LUMINEX CORP
filed 2000-11-13
CIK 1033905

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                               -----------------


                                   FORM 10-Q

          /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended
                              September 30, 2000

                                      or

         / / Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period
                              from ____ to _____.

                         Commission File No. 000-30109

                               ----------------

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

                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     There were 27,535,364 shares of the Company's Common Stock, par value $.001 per share, outstanding on November 7, 2000.

                                     INDEX

                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 2000 and
             December 31, 1999 ..........................................................................     1

          Condensed Consolidated Statements of Operations for the three and nine months ended
             September 30, 2000 and 1999.................................................................     2

          Condensed Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999.................................................................     3

          Notes to Condensed Consolidated Financial Statements...........................................     4

          Independent Accountants' Review Report.........................................................     7

  Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................................................     8

          Factors That May Affect Future Results.........................................................    12

  Item 3. Quantitative and Qualitative Disclosure about Market Risk......................................    19


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..............................................................    20

SIGNATURES...............................................................................................    21

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                              LUMINEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS

                                                                 September 30,          December 31,
                                                                     2000                   1999
                                                                --------------          -------------
                                                                  (unaudited)
Current assets:
      Cash and cash equivalents.............................    $       15,542          $       4,083
      Short-term investments................................            61,319                  4,929
      Accounts receivable, net..............................             2,084                  1,341
      Inventory.............................................             1,237                    663
      Other.................................................             1,598                    181
                                                                --------------          -------------
           Total current assets.............................            81,780                 11,197

Property and equipment, net.................................             2,532                  1,369
Other long-term assets......................................                39                      -
                                                                --------------          -------------
           Total assets.....................................    $       84,351          $      12,566
                                                                ==============          =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable......................................    $        1,124          $         373
      Accrued liabilities...................................               535                    278
      Deferred revenue......................................               115                    120
                                                                --------------          -------------
           Total current liabilities........................             1,774                    771
Long-term deferred revenue..................................             1,346                    600
                                                                --------------          -------------
           Total liabilities................................             3,120                  1,371

Stockholders' equity:
      Preferred stock.......................................                 -                 28,946
      Common stock..........................................                27                     13
      Warrants to purchase common stock.....................               151                    180
      Additional paid-in capital............................           114,318                  5,511
      Deferred stock compensation...........................            (1,292)                  (467)
      Accumulated deficit...................................           (31,973)               (22,988)
                                                                --------------          -------------
           Total stockholders' equity.......................            81,231                 11,195
                                                                --------------          -------------
           Total liabilities and stockholders' equity.......    $       84,351          $      12,566
                                                                ==============          =============


See Independent Accountants' Review Report.

                              LUMINEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
                                                         -----------------------            ----------------------
                                                            2000          1999                 2000         1999
                                                         ---------      --------            ---------     --------
                                                               (unaudited)                        (unaudited)
Revenue:
     Product..........................................   $   2,190      $    333            $   4,974     $  1,186
     Grant............................................         125           123                  125          506
                                                         ---------      --------            ---------     --------
        Total revenue.................................       2,315           456                5,099        1,692

Cost of product revenue...............................       1,416           162                3,124          508
                                                         ---------      --------            ---------     --------

Gross profit..........................................         899           294                1,975        1,184

Operating expenses:
     Research and development.........................       2,284         1,478                6,025        4,212
     Selling, general and administrative..............       2,656         1,901                7,559        3,655
                                                         ---------      --------            ---------     --------
        Total operating expenses......................       4,940         3,379               13,584        7,867
                                                         ---------      --------            ---------     --------

Loss from operations..................................      (4,041)       (3,085)             (11,609)      (6,683)

     Interest income..................................       1,311            58                2,624          193
                                                         ---------      --------            ---------     --------

Net loss..............................................   $  (2,730)     $ (3,027)           $  (8,985)    $ (6,490)
                                                         =========      ========            =========     ========


Net loss per share, basic and diluted.................   $   (0.10)     $  (0.23)           $   (0.40)    $  (0.49)
                                                         =========      ========            =========     ========

Shares used in computing net loss
     per share, basic and diluted.....................      27,197        13,156               22,553       13,139

See Independent Accountants' Report.

                              LUMINEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                ----------------------------------
                                                                                    2000                  1999
                                                                                ------------          ------------
                                                                                            (unaudited)
Operating activities:
        Net loss.............................................................   $     (8,985)         $     (6,490)
        Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization..................................            666                   353
              Stock compensation.............................................          2,273                   765
        Changes in operating assets and liabilities:
              Accounts receivable............................................           (743)                 (620)
              Inventory......................................................           (574)                 (643)
              Other..........................................................         (1,382)                  (91)
              Accounts payable...............................................            751                   190
              Accrued liabilities............................................            239                   124
              Deferred revenue...............................................            741                   407
                                                                                ------------          ------------
Net cash used in operating activities........................................         (7,014)               (6,005)
                                                                                ------------          ------------

Investing activities:
        Net purchases of short-term investments..............................        (56,390)                    -
        Purchase of property and equipment...................................         (1,829)                 (957)
        Other................................................................            (74)                    -
                                                                                ------------          ------------
Net cash used in investing activities........................................        (58,293)                 (957)
                                                                                ------------          ------------

Financing activities:
        Proceeds from issuance of common stock...............................         78,008                    45
        Proceeds from issuance of preferred stock............................              -                 5,682
        Stock issuance costs.................................................         (1,242)                   (7)
                                                                                ------------          ------------
Net cash provided by financing activities....................................         76,766                 5,720
                                                                                ------------          ------------

Increase (decrease) in cash and cash equivalents.............................         11,459                (1,242)
Cash and cash equivalents, beginning of period...............................          4,083                 8,537
                                                                                ------------          ------------
Cash and cash equivalents, end of period.....................................   $     15,542          $      7,295
                                                                                ============          ============

Supplemental disclosure of noncash activities:
        Conversion of preferred stock........................................   $     28,946          $          -
        Accrued stock issuance costs.........................................   $         18          $          -

See Independent Accountants' Review Report.

                              LUMINEX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of Luminex Corporation and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-96317) and related Prospectus dated March 30, 2000.

NOTE 2--INVENTORY

         Inventories consisted of the following (in thousands):

                                              September 30,     December 31,
                                                   2000             1999
                                              -------------     ------------

       Parts and supplies...................  $         991     $        663
       Work-in-progress and finished goods..            246                -
                                              -------------       ----------
                                                      1,237              663
                                              =============       ==========


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

NOTE 4--NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic and diluted net loss per share was computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.


See Independent Accountants' Review Report.

                              LUMINEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)

NOTE 4--NET LOSS PER SHARE (Continued)

The Company has excluded all potentially dilutive securities such as convertible preferred stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company's net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 2,902,082 and 12,229,099 for the three and nine months ended September 30, 2000, respectively, and 11,402,914 and 10,447,796 for the three and nine months ended September 30, 1999, respectively.

         Pro forma net loss per share amounts have been computed as described above and give effect to common equivalent shares arising from preferred stock that automatically converted upon the closing of the initial public offering as if the preferred shares had converted at the original date of issuance.

         The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                      -------------------------    -----------------------
                                                                          2000          1999           2000         1999
                                                                      -----------   -----------    ---------   -----------
Net loss per share, basic and diluted:
Net loss........................................................      $    (2,730)  $    (3,027)   $  (8,985)  $    (6,490)

Weighted average shares of common stock outstanding.............           27,197        13,156       22,553        13,139

Net loss per share, basic and diluted...........................      $     (0.10)  $     (0.23)   $   (0.40)  $     (0.49)
                                                                      ===========   ===========    =========   ===========
Pro forma net loss per share, basic and diluted:
      Shares used above.........................................           27,197        13,156       22,553        13,139

            Add:  Pro forma adjustment to reflect assumed
                conversion of preferred stock...................              -           7,342        2,880         7,131
                                                                      -----------   -----------    ---------   -----------
      Shares used in computing pro forma net loss
            per share, basic and diluted........................           27,197        20,498       25,433        20,270

      Pro forma net loss per share, basic and diluted...........      $     (0.10)  $     (0.15)   $   (0.35)  $     (0.32)
                                                                      ===========   ===========    =========   ===========

See Independent Accountants' Review Report.

                              LUMINEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)

NOTE 5--COMMON STOCK

         As of September 30, 2000, there were 27,318,820 shares of common stock issued and outstanding. This share number includes the conversion of all outstanding shares of preferred stock on March 30, 2000 into shares of common stock and the issuance of common stock in the Company's initial public offering. The Company is authorized to issue 200,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share.

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

See Independent Accountants' Review Report.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of
Luminex Corporation

      We have reviewed the accompanying condensed consolidated balance sheet of Luminex Corporation as of September 30, 2000, the related condensed consolidated statements of operations for the three and nine months then ended and the related condensed consolidated statements of cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. We did not make a similar review of the condensed consolidated statements of operations for the three and nine months ended September 30, 1999 or the condensed consolidated statements of cash flows for the nine months ended September 30, 1999.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements at September 30, 2000, and for the three and nine month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

      We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Luminex Corporation as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated January 28, 2000, except for Notes 4 and 10, as to which the date is March 9, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ Ernst & Young LLP

Austin, Texas
October 19, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this report, our Registration Statement on Form S-1 (File No. 333-96317) and related Prospectus dated March 30, 2000 and "Factors That May Affect Future Results" in this report.

Safe Harbor Cautionary Statement

        All statements in this report that do not discuss past results are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address our outlook for our businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Factors That May Affect Future Results" included in this report. Specific uncertainties which could cause our actual results to differ materially from those projected include risks and uncertainties relating to market demand and acceptance, the dependence on strategic partners for development and distribution of products, competition, potential shortages of components and the timing of regulatory approvals. We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

Overview

        We commenced marketing our first generation system, the Luminex R/O system, in 1997 and our second generation technology, the LabMAPTM system, in 1999. Prior to 1999, we were considered a development stage company. Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. In accordance with the terms of a federal grant which we have received, grant revenue is recorded as research expenses relating to the grant are incurred, provided that the amounts received are not refundable if the research is not successful. We expect that each system will generate a recurring revenue stream from the sale of consumable products. In addition, we expect to generate royalty revenue from some of our strategic partners as they sell products incorporating our technology or provide services to third parties using our technology.

        Cost of product revenue consists of direct and indirect manufacturing, quality control, training, customer service and warranty costs. Our operating expenses have consisted primarily of costs incurred in research and development, manufacturing scale-up and business development and from general and administrative costs associated with our operations. We expect our research and development expenses to increase in the future as we continue to develop new products and our bioinformatics business unit. Our selling and marketing expenses will increase as we continue to commercialize our products, and general and administrative expenses will increase as we add personnel and expand our facilities.

        We have a limited history of operations. Since inception, we have incurred significant losses and, as of September 30, 2000, we had an accumulated deficit of $32.0 million. We anticipate incurring additional losses, which may increase, for at least the next 12 months. In addition, we anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market evaluation and acceptance of current or new products, which may result in a lengthy sales cycle, the timing of the introduction by our strategic partners of commercial products based on our technology, the timing of regulatory approvals, the introduction of new products by our competitors, the timing and extent of our research and development efforts and the timing of significant orders. Our limited operating history makes accurate predictions of future operations difficult or impossible.

        Our ability to achieve sustained profitability will be dependent upon our ability to continue to enter into strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for Luminex. Strategic partners may also perform services for third parties using our technology that will also result in royalties for Luminex. Some strategic partners will also buy our products and then resell those products to their customers. To date, we have entered into strategic partnerships with 24 companies. Although we are actively seeking to enter into additional strategic partnerships, there can be no assurance that we will be able to negotiate such additional relationships on acceptable terms, if at all, or that such current or future strategic partnerships will be successful and provide us with expected benefits.

         Deferred stock compensation represents the difference between the deemed fair value of our common stock and the exercise price of options or warrants. For options granted to employees and directors, this difference is calculated as of the grant date and amortized ratably over the vesting period. For options or warrants granted to consultants, the difference is recognized as of the vesting date with adjustments made to the recognized deferred compensation amount up and until that time based on the market value of our common stock. As a result of stock options and warrants granted, we recorded $200,000 and $2.3 million in deferred stock compensation expense in the third quarter and first nine months of 2000, respectively. Total unamortized deferred stock compensation as of September 30, 2000 was $1.3 million.

         Total deferred revenue as of September 30, 2000 was $1.5 million. Short-term deferred revenue of $115,000 as of September 30, 2000, represented revenues from system sales to customers with a short-term right of return privilege that had not yet expired. Long-term deferred revenue, which was $1.3 million as of September 30, 2000, represented upfront payments from our strategic partners to be applied towards future system purchases and future royalty payments. The amounts recorded as long-term deferred revenue are nonrefundable and will be recognized as revenue as our strategic partners purchase systems or apply such amounts against royalty payments, which is not expected to occur before September 30, 2001.

         Luminex has formed a bioinformatics business unit that intends to develop a database of protein-based information using our LabMAP technology, which makes it possible to perform large-scale multi-analyte profiles on a small sample of blood. We expect to create the database by performing these large-scale multiplexed assays in order to detect proteins, and their varying expression levels, in both normal and diseased blood samples. The database will be analyzed using bioinformatics software techniques intended to identify the combinations, levels or absences of proteins associated with various disease states. As protein patterns are identified, we intend to patent the association of such patterns with the associated disease state.

         Our bioinformatics business unit will be incurring research and development expenses, including expenses related to the acquisition of blood samples, development of the assays, development of the software that will capture the data and analyze the results and establishment of the laboratory. We intend to market the database information to pharmaceutical companies seeking new drug targets, and also believe that the information will have commercial applications in the area of predictive medicine. We do not expect to generate revenue from this business unit in 2001.

         We are seeking to enter into one or more strategic partnerships or collaborations with life sciences or other technology companies that can assist in the development of the database or desire access to the database information. These transactions may involve the sale of equity in the bioinformatics business unit or the sale of access to the database information.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Revenue. Product revenue increased 558% to $2.2 million for the three months ended September 30, 2000. The increase was primarily attributable to increased sales of Luminex 100 systems, with 90 systems placed in the third quarter of 2000 compared with 9 systems placed in the third quarter of 1999. We also placed 49 Luminex XY Platforms in the third quarter of 2000 compared with one placed in the third quarter of 1999. In addition, consumable sales increased by 277% to $275,000 which is attributable to the increase in the installed base of Luminex 100 systems.

         Grant revenue increased by 2% to $125,000 for the three months ended September 30, 2000. The government grant was reinstated July 1, 2000 with a new joint venture partner after being temporarily suspended in September 1999 when our prior joint venture partner withdrew due to a change in its business strategy. The extension of the grant will span three years and will fund approximately 80% of Luminex's estimated total direct project costs.

         A breakdown of revenue for the three months ended September 30, 2000 and 1999 is as follows (in thousands):

                                                  Three Months Ended
                                                     September 30,
                                                  ------------------
                                                    2000       1999
                                                  --------   -------
          System sales................            $  1,883   $   242
          Consumable sales............                 275        73
          Grant revenue...............                 125       123
          Other revenue...............                  32        18
                                                  --------   -------
             Total revenue............            $  2,315   $   456
                                                  ========   =======

         Gross Profit. Gross profit increased by 206% to $899,000 for the three months ended September 30, 2000. Gross margin (gross profit as a percentage of total revenue) decreased from 64% for the three months ended September 30, 1999 to 39% for the three months ended September 30, 2000. The decrease in gross margin was primarily attributable to lower average selling prices of our systems, resulting from an increase in discounted sales to strategic partners. Also, higher costs of product revenue in the current year quarter resulted from an increase in material costs and higher customer service and maintenance costs.

         Research and Development Expense. Research and development expenses increased 55% to $2.3 million for the three months ended September 30, 2000. The increase was attributable to several factors, including increased personnel cost of $343,000 due to an increased number of employees and increased consumption of parts and supplies of $580,000 related to the development of new products.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 40% to $2.7 million for the three months ended September 30, 2000. The increase was attributable to several factors, including increased personnel costs of $527,000 due to growth in employment from 19 at September 30, 1999 to 38 at September 30, 2000, increased sales and marketing expenses of $319,000 incurred to support higher sales volume and increased advertising and public relations activities, increased professional expenses of $226,000 and increased facilities costs of $97,000 due to the continued expansion of our facilities. These increases in SG&A expenses were partially offset by a $487,000 reduction of non-cash stock compensation expenses.

         Interest Income. Interest income increased by 2160% to $1.3 million for the three months ended September 30, 2000. The increase was attributable to an increase in the average cash and short-term investment balances, resulting from investment of the net proceeds of our initial public offering received in April 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Revenue. Product revenue increased 319% to $5.0 million for the nine months ended September 30, 2000. The increase was primarily attributable to increased sales of Luminex 100 systems with 177 systems placed in the first nine months of 2000 compared with 40 systems placed in the first nine months of 1999. We also placed 158 Luminex XY Platforms in the first nine months of 2000 compared with one placed in the 1999 period. In addition, consumable sales increased by 250% to $620,000 which was attributable to the increase in the installed base of systems.

         Grant revenue decreased by 75% to $125,000 for the nine months ended September 30, 2000. The grant was reinstated July 1, 2000 with a new joint venture partner after being temporarily suspended in September 1999 when our prior joint venture partner withdrew due to a change in its business strategy.

         A breakdown of revenue for the nine months ended September 30, 2000 and 1999 is as follows (in thousands):

                                                  Nine Months Ended
                                                     September 30,
                                                  ------------------
                                                    2000       1999
                                                  --------   -------
          System sales................            $  4,246   $   990
          Consumable sales............                 620       177
          Grant revenue...............                 125       506
          Other revenue...............                 108        19
                                                  --------   -------
             Total revenue............            $  5,099   $ 1,692
                                                  ========   =======

         Gross Profit. Gross profit increased by 515% to $2.0 million for the nine months ended September 30, 2000. Gross margin (gross profit as a percentage of total revenue) decreased from 70% for the nine months ended September 30, 1999 to 39% for the nine months ended September 30, 2000. The decrease in gross margin was primarily attributable to a reduction in the average selling price of our systems, resulting from an increase in discounted sales to strategic partners, and an increase in cost of product revenue caused by higher material costs and the absence of grant revenue in the first six months of 2000.

         Research and Development Expense. Research and development expenses increased 43% to $6.0 million for the nine months ended September 30, 2000. The increase was attributable to several factors, including increased personnel cost of $932,000 due to an increased number of employees, increased consumption of parts and supplies of $539,000 related to the development of new products, and increased non-cash stock compensation charges of $425,000 for options issued to consultants. These expenses were partially offset with a $309,000 reduction in consulting and professional expenses for the nine months ended September 30, 2000.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 107% to $7.6 million for the nine months ended September 30, 2000. The increase was attributable to several factors, including increased personnel costs of $1.2 million due to growth in employment from 19 at September 30, 1999 to 38 at September 30, 2000, increased non-cash stock compensation expenses of $1.2 million, increased sales and marketing expenses of $409,000 incurred to support higher sales volumes and increased advertising and public relations activities, increased professional fees of $344,000 and increased facilities costs of $205,000 due to the continued expansion of our facilities.

         Interest Income. Interest income increased by 1260% to $2.6 million for the nine months ended September 30, 2000. The increase was attributable to an increase in the average cash and short-term investment balances, resulting from investment of the proceeds of our initial public offering received in April 2000.

Liquidity and Capital Resources

         At September 30, 2000, we held cash, cash equivalents and short-term investments of $76.9 million and had working capital of $80.0 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the U.S. Government or agencies thereof and U.S. corporate debt securities.

         Cash used in operations was $7.0 million for the nine months ended September 30, 2000, compared with $6.0 million for the nine months ended September 30, 1999. Purchases of property and equipment for the nine months ended September 30, 2000 were $1.8 million, compared with $1.0 million for the nine months ended September 30, 1999.

     We expect to have negative cash flow through at least December 31, 2001. We also expect to incur increasing research and development expenses and selling, general and administrative expenses, including expenses related to additions to personnel, increased production and commercialization efforts and increased expenditures for product development and for the development of our bioinformatics business unit. Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, the availability of government research grants, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. We believe that our existing cash, cash equivalents and short term-investments will be sufficient to fund our operating expenses and capital equipment requirements through at least December 31, 2001.

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

     Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based screening. However, compared to certain other technologies, our LabMAP technology is new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon the adoption of this technology as a method to perform bioassays. In order to be successful, we must convince potential customers to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

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

     Our strategy for the development and commercialization of our LabMAP technology depends in part upon our ability to establish strategic relationships with a number of partners. Our ability to enter into agreements with additional partners depends in part on convincing them that our technology can help achieve and accelerate their goals or efforts. We will expend substantial funds and management effort with no assurance that a strategic relationship will result. We cannot assure you that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our LabMAP technology, which may hinder or prevent strategic relationships. Termination of strategic relationships, or the failure to enter into a sufficient number of additional agreements on favorable terms, could reduce sales of our products, lower margins on our products and limit the creation of market demand.

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

         We compete with companies in the United States and abroad that are engaged in the development and production of similar products. We will continue to face intense competition from existing competitors as well as other companies seeking to develop new technologies. Many of our competitors have access to greater financial, technical, scientific, research, marketing, sales, distribution, service and other resources than we do. These organizations may develop technologies that are superior alternatives to our technologies or may be more effective at implementing their technologies to develop commercial products.

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

Our newly formed bioinformatics business unit is subject to additional risks and uncertainties.

         Our bioinformatics business unit seeks to identify associations among the proteins in blood that cause disease. We intend to identify these associations by testing different blood samples for a large number of protein markers. The creation of the database will be dependent on our ability to obtain a sufficient number of blood samples and related medical histories to permit the observation of these associations. These blood samples may need to include multiple samples from persons who developed diseases over the period of time over which the samples were collected. In addition, we will need to create large panels of assays to test the blood samples. To the extent we are unable to obtain sufficient quantities of relevant blood samples and medical histories, or cannot develop a large panel of assays to test the samples, we will not be able to produce relevant information from the database.

         If we encounter difficulties in developing the bioinformatics software that will be used to analyze the database information or in maintaining the database, our ability to identify useful information from the database will be adversely affected. Our efforts to create the database and create algorithms to analyze the information that will be contained in the database have only recently begun. There can be no assurance that these efforts will be successful or lead to useful scientific information. Our ability to attract customers for any information that may be developed will be heavily dependent upon the successful completion of the database and analysis thereof within the expected time frames. In addition, because the our bioinformatics business will require manipulating and analyzing large amounts of data, we will be dependent on the continuous, effective, reliable and secure operation of our computer hardware, software, networks and related infrastructure. We expect that this database and the bioinformatics software will be complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct.

The intellectual property rights we rely upon to protect the technology underlying our products may not be adequate, which could enable third parties to use our technology or very similar technology and could reduce our ability to compete in the market.

         Our success will depend on our ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. Any patents we own may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours that are not covered by our patents. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

We have only produced our products in limited quantities, and we may experience manufacturing problems or delays or component shortages that could limit the growth of our revenue.

     To date, we have produced our products in limited quantities compared to the quantities necessary to achieve projected revenues. We may not be able to produce sufficient quantities at an acceptable cost. If we encounter difficulties in production due to, among other things, quality control and assurance and component supply, we will likely experience reduced sales of our products, increased repair or re-engineering costs due to product returns and defects and increased expenses due to switching to alternative suppliers, any of which would reduce our revenues and gross margins.

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

     We depend on the principal members of our management and scientific staff, including our research and development, customer support, technical service and sales staff. The loss of services of any of key members of management could delay or reduce our product development, sales and customer support efforts. In addition, recruiting and retaining qualified scientific and other personnel to perform future research and development, customer support, technical service and sales work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. There can be no assurance that we will be able to attract additional and retain existing personnel.

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

         Our bioinformatics business unit will also be subject to various governmental regulations, which may delay or prohibit certain planned activities. Certain biological testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed towards insurance carriers and employers using such tests to discriminate on the basis of such information, resulting in barriers to the acceptance of such tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of testing of the type proposed to be performed. Such regulations would likely reduce the potential markets for any products that might be developed.

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

         Our customers include pharmaceutical, biotechnology, chemical and industrial companies, and the capital spending policies of these companies can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including governmental regulation or price controls, the resources available for purchasing research equipment, the spending priorities among various types of research equipment and the policies regarding capital expenditures during recessionary periods. Any decrease in capital spending by life sciences companies could cause our revenues to decline and impact our profitability.

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

     We have incurred operating losses and negative cash flow from operations since our inception. As of September 30, 2000, we had an accumulated deficit of $32.0 million. For the year ended December 31, 1999 and the nine months ended September 30, 2000, we had net losses of $12.6 million and $8.9 million, respectively. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due in part to anticipated increases in expenses for research and product development and expansion of our facilities and sales and marketing capabilities. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenues to support our level of operating expenses.

Our limited operating history and reliance on strategic partners to market our products makes forecasting difficult.

     Because of our limited operating history, there is limited meaningful financial data upon which to base planned operating expenses. As a result, it is difficult to accurately forecast revenues. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, if we do not achieve our expected revenues, our operating results will be below our expectations. The level of our revenues will depend upon the rate and timing of the adoption of our technology as a method to perform bioassays. Due to our limited operating history, predicting this timing and rate of adoption is difficult.

     We anticipate that a large percentage of future sales of our products will be made by our strategic partners. For the following reasons, estimating the amount of sales that may be made by our strategic partners is particularly difficult:

     . We have no control over the timing or extent of product development, marketing or sale by our strategic partners.

     . Our strategic partners are not committed to minimum purchase commitments.

     . Of our 24 strategic partners, 14 intend to produce clinical diagnostic applications that will need to be approved by the United States Food and Drug Administration. As a result, these applications will not be commercially available until our device master file for our system is accepted by the FDA and the FDA submission for each application is approved.

     . Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

     We have a limited direct marketing, sales and distribution staff. As a result, if our strategic partners fail to achieve projected levels of sales, we likely not achieve the level of estimated revenues.

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

Our stock price has been and is likely to continue to be volatile.

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

     Our directors and executive officers beneficially owned approximately 48% of our outstanding common stock as of October 31, 2000. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of the Company even if beneficial to our stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments held to maturity. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. We currently have no foreign operations and sales to customers outside the United States are insignificant. Accordingly, our foreign currency market risk is limited.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        The exhibit listed in the accompanying Exhibit Index is filed as part of this Quarterly Report on Form 10-Q.

(b)  Reports on Form 8-K:

        The Company did not file any report on Form 8-K during the three months ended September 30, 2000.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2000.

                               LUMINEX CORPORATION



                               By:  /s/  Michael L. Bengtson
                                  ----------------------------------------------
                                    Michael L. Bengtson
                                    Executive Vice President and General Counsel

                               By:  /s/ James L. Persky
                                  ----------------------------------------------
                                    James L. Persky
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                    Description Of Document
------                    -----------------------


27.1                      Financial Data Schedule.