Form 10-K
period 2000-12-31
LUMINEX CORP
filed 2001-03-30
CIK 1033905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
               Act of 1934 for the fiscal year ended December 31, 2000
                                         OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ____ to _____.

                          Commission File No. 000-30109

                                   ----------

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

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.001
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sale price of common stock on The Nasdaq National Market on March 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $260,791,662. Excludes an aggregate of 12,819,050 shares of common stock held by officers and directors and by each person known by the Registrant to own 5% or more of the outstanding common stock.

         There were 28,103,543 shares of the Company's Common Stock, par value $.001 per share, outstanding on March 23, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         Proxy Statement for the 2001 Annual Meeting of Stockholders - Part III (which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31,
         2000).

                               LUMINEX CORPORATION

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
                                                    PART I

Item 1.   Business.....................................................................................     1
Item 2.   Properties...................................................................................    15
Item 3.   Legal Proceedings............................................................................    15
Item 4.   Submission of Matters to a Vote of Security Holders..........................................    15
          Executive Officers...........................................................................    15

                                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.........................    17
Item 6.   Selected Financial Data......................................................................    18
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations........    19
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...................................    24
Item 8.   Financial Statements and Supplementary Data..................................................    24
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........    41

                                                   PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................    41
Item 11.  Executive Compensation.......................................................................    41
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................    41
Item 13.  Certain Relationships and Related Transactions...............................................    41

                                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................    42
Signatures.............................................................................................    44

SAFE HARBOR CAUTIONARY STATEMENT

         All statements in this report that do not discuss past results are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address our outlook for our businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Factors That May Affect Future Results" included in this report. Specific uncertainties which could cause our actual results to differ materially from those projected include risks and uncertainties relating to market demand and acceptance, the dependence on strategic partners for development and distribution of products, competition, our ability to scale-up manufacturing operations, potential shortages of components and the timing of regulatory approvals. We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

                                   ----------

         Luminex(R) and LabMAP(TM) are trademarks of Luminex Corporation. This report also refers to trademarks, service marks and trade names of other organizations.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Luminex Corporation manufactures and markets products incorporating a proprietary technology that advances and simplifies biological testing for the life sciences industry. This industry depends on a broad range of tests, called bioassays, to perform diagnostic tests, to discover new drugs and to identify new genes. Our LabMAP technology allows our Luminex 100 system to simultaneously perform up to 100 bioassays on a single drop of fluid by reading biological tests taking place on the surface of microscopic polystyrene beads called microspheres. LabMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our LabMAP technology is currently being used within the various segments of the life sciences industry in the fields of drug discovery, clinical diagnostics, genetic analysis and biomedical research.

         Luminex was incorporated in May 1995 and began commercial production of our first generation system in 1997. In April 2001, we completed an initial public offering of 4,869,000 shares of our common stock at $17.00 per share, resulting in net proceeds to us of $76.9 million. Our shares of common stock are traded on The Nasdaq National Market under the symbol "LMNX."

         Luminex is incorporated in the State of Delaware, our principal executive offices are located at 12212 Technology Blvd., Austin, Texas 78727, and our telephone number is (512) 219-8020.

INDUSTRY BACKGROUND

         The life sciences industry uses bioassays to detect the presence of certain biochemicals, proteins or genes in a sample. Drug discovery, genetic analysis, pharmacogenomics, clinical diagnostics and general biomedical research all use bioassays. For example, bioassays can be used to:

         o measure the attraction, or affinity, between a chemical compound and a disease target for drug discovery and development;

         o assist physicians in prescribing the appropriate drug therapy to match the patient's unique genetic makeup, a process known as pharmacogenomics;

         o detect genetic variations, such as single nucleotide polymorphisms (SNPs); and

         o measure the presence and quantity of biochemicals in blood to assist physicians in diagnosing, treating and monitoring disease conditions.

         Laboratories either develop bioassays internally to meet their specific needs or purchase them in the form of off-the-shelf test kits or customized services. Industry reports estimated the global market for tools used in drug discovery and development, clinical diagnostics and biomedical research to have been approximately $27.5 billion in 1998 and expect it to grow at an annual rate of 7.2%.

         The differing bioassay needs of life sciences laboratories have led to the development of specialized techniques and instrumentation. As a result, most laboratories have become compartmentalized. For example, clinical testing facilities have traditionally been organized into functional groups, such as chemistry, microbiology, immunology and infectious disease. Similarly, pharmaceutical companies organize their laboratories by disease targets, such as cancer and hypertension, as well as by the stages of the drug discovery process, from initial bioassay development to toxicological testing. This has created inefficiencies in many laboratories as they must currently purchase multiple instruments, often from different vendors, to meet their testing needs. This limits their abilities to standardize bioassay techniques, operator training and hardware maintenance. While advances in bioassay technologies have delivered new capabilities, most instrumentation systems remain highly specialized and reinforce the problems associated with compartmentalization.

         The table below briefly describes the key bioassay technologies in the life sciences industry.

KEY TECHNOLOGIES                        DESCRIPTION                                      MARKETS SERVED
----------------                        -----------                                      --------------
BioChips                                High-density arrays of DNA                   Biomedical research
                                        fragments attached to a flat glass
                                        or silicon surface

Clinical immuno-analyzers               Automated test-tube based platform           Clinical diagnostics

Gels and blots                          Physical separation of analyses              Clinical diagnostics and
                                        for visualization                            biomedical research

Microarrays                             Low-density arrays of DNA                    Biomedical research
                                        fragments attached to a flat glass
                                        or silicon surface

Microfluidics chips                     Miniaturized liquid handling                 Biomedical research
                                        system on a chip

Microtiter-based assays                 Plastic trays with discrete wells            Drug discovery, clinical
                                        in which assays are fixed                    diagnostics and biomedical
                                                                                     research

LABMAP TECHNOLOGY

         Our LabMAP technology has been designed to provide a testing platform that can perform a wide range of bioassays in a cost-effective manner. The key features of LabMAP technology include the following:

         o        Multi-analyte/multi-format

                  LabMAP technology has been designed to simultaneously perform up to 100 distinct bioassays in a single tube or well of a microtiter plate using only a small amount of sample. Moreover, unlike existing technologies that are capable of performing only one type of bioassay, LabMAP can perform enzymatic, genetic and immunologic tests on the same instrumentation platform.

         o        Flexibility/scalability

                  LabMAP technology allows flexibility in customizing test panels. Panels can be modified to include new bioassays in the same tube by adding additional microsphere sets. It is also scalable, meaning that there is no change in the manufacturing process or the required labor, whether producing a small or large number of microsphere-based tests.

         o        Throughput

                  Our technology's current ability to perform up to 100 tests in a single tube with only a small amount of sample permits efficient use for high throughput applications.

         o        Ease of use

                  Most LabMAP bioassays are simple to perform. A test sample is added to a solution containing microspheres that have been coated with reagents. The solution is then processed through our LabMAP system which incorporates proprietary software to automate data acquisition and analysis in real-time.

         o        Low cost

                  We have designed our LabMAP systems to be relatively inexpensive to manufacture and utilize. Because LabMAP systems are manufactured using many off-the-shelf electronic components commonly used in consumer electronics, our products have a comparatively low acquisition cost. In addition, microsphere-based bioassays are inexpensive compared to other technologies such as biochips.

         Our LabMAP technology combines several existing biological testing techniques with advanced digital signal processing and proprietary software. With our technology, discrete bioassays are performed on the surface of color-coded microspheres. These microspheres are read in a compact analyzer that utilizes lasers and high-speed digital signal processing to simultaneously identify the bioassay and measure its result.

         Polystyrene microspheres, approximately 5.6 microns in diameter, are a fundamental component of the LabMAP technology. We purchase undyed microspheres and, in a proprietary process, dye them with varying intensities of a red and an infrared fluorescent dye to achieve up to 100 distinct colors. The specific dye proportions permit each color-coded microsphere to be readily identified based on its distinctive fluorescent signature. Our customers create bioassays by attaching different biochemical reactants to each distinctly colored microsphere set. The microsphere sets can then be combined in test panels as required by the user, with a current maximum of 100 tests per panel.

         To perform a bioassay using LabMAP technology, a researcher attaches biochemicals, or reagents, to one or more sets of color-coded microspheres, which are then mixed with a test sample. This mixture is injected into the LabMAP analyzer, where the microspheres pass single-file in a fluid stream through two laser beams. The first laser excites the internal dyes that are used to identify the color of the microsphere and the test being performed on the surface of the microsphere. The second laser excites a third fluorescent dye that is used to quantify the result of the bioassay taking place. Our proprietary optics, digital signal processors and software record the fluorescent signature of each microsphere and compare the results to the known identity of that color-coded microsphere set. The results are analyzed and displayed in real-time with data stored on the computer database for reference, evaluation and analysis.

BUSINESS STRATEGY

         Our goal is to establish our LabMAP technology as the industry standard for performing bioassays. To achieve this goal, we have implemented the following strategies:

         o        Focus on large sectors

                  We will continue to focus our commercialization efforts on large sectors of the life sciences industry. We have targeted major pharmaceutical companies, large clinical laboratories, in vitro diagnostic manufacturers and major medical institutions for our principal marketing efforts. We believe these customers provide the greatest opportunity for maximizing the use of LabMAP technology and that continued adoption by these industry leaders will promote wider market acceptance.

         o        Continue to develop strategic partnerships

                  We intend to broaden and accelerate market acceptance of LabMAP technology by continuing to enter into development, marketing and distribution strategic partnerships with those leaders in the life sciences industry that we believe can convert core product lines to and develop new applications on Luminex platforms. By leveraging our strategic partners' market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed base.

         o        Allow easy technology access

                  We do not impose access fees on users of our technology. We believe maximum value is derived from the recurring revenue stream generated by widespread and frequent use. This is encouraged by a pricing structure that combines a low system acquisition cost with relatively inexpensive consumables.

         o        Develop next generation products

                  Our research and development group is pursuing projects intended to advance our LabMAP technology. We are also collaborating with industry participants and biomedical research institutions to develop additional LabMAP products.

PRODUCTS

Instruments

         Luminex 100. The Luminex 100 is a compact analyzer that integrates fluidics, optics and digital signal processing to perform up to 100 bioassays simultaneously in a single tube or well of a microtiter plate using only a small amount of sample. By combining small diode lasers with digital signal processors and microcontrollers, the Luminex 100 performs rapid, multi-analyte profiles under the control of a Windows(TM)-based personal computer and our proprietary software.

         We also offer two peripheral components for the Luminex 100, the XY Platform and the Luminex SD. The XY Platform complements the Luminex 100 by automating the sequential positioning of each well of a microtiter plate, permitting up to 9,600 unattended tests per plate to be performed in less than an hour. The XY Platform can also be connected to robotic systems that deliver these plates to the Luminex 100, allowing integration into automated test centers. The Luminex SD is a pressurized, external pump delivery system that enhances the delivery of sheath fluid to the Luminex 100 by pumping sheath fluid from an external bulk reservoir, enabling the Luminex 100 to operate for up to 24 hours without switching to a new reservoir of sheath fluid.

         Luminex HTS (High-Throughput System). The high throughput version of our LabMAP analyzer, the Luminex HTS, is interfaced with an automated liquid handler. The Luminex HTS utilizes a higher pressure flow system which produces a flow rate approximately ten times greater than the flow rate of the Luminex 100. Full commercial production of the Luminex HTS is expected to begin in the second half of 2001.

Consumables

         Our LabMAP systems use polystyrene microspheres that are approximately
5.6 microns in size. We dye the microspheres in sets with varying intensities of a red and an infrared fluorescent dye to achieve up to 100 distinct color sets. Each microsphere can carry the reagents of an enzymatic, genetic or immunologic bioassay. Consumables also include sheath fluid and spare parts.

SALES AND MARKETING

         Our sales and marketing strategy is intended to expand the installed base of LabMAP systems and generate recurring revenues from royalties on bioassay kits and testing services developed or performed by others that use our technology, as well as from the sale of microspheres. The key elements of our strategy consist of:

         o a strategic partner program with life sciences companies that will develop applications or perform testing using our technology platforms and distribute our systems to their customers; and

         o a direct sales effort to complement the strategic partner program.

Strategic Partner Program

         We intend to continue to use strategic partners as our primary distribution channel. Strategic partners develop application-specific bioassay kits for use on our systems that they sell to their customers generating royalties for us. Certain strategic partners also perform services for third parties using our technology that will also result in royalties for us. Some strategic partners also buy our products and then resell those products to their customers. As of December 31, 2000, we had entered into strategic partnerships with 26 companies, consisting of 16 companies principally addressing the clinical diagnostics market and 10 companies principally addressing the pharmaceutical market. We believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners' customer relationships and distribution channels, we believe that we can achieve rapid market penetration without a large direct sales force.

         We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our LabMAP systems under their own branding and marketing efforts. Additionally, we are developing detector modules based on the Luminex 100 for inclusion into some of our strategic partners' larger, integrated systems.

Direct sales

         At December 31, 2000, we had a direct sales staff of four. Our direct sales staff is supported by a team of in-house scientists with expertise in the pharmaceutical industry, clinical diagnostics and biomedical research.

CUSTOMERS

         At December 31, 2000, we had sold a total of 391 LabMAP systems to customers in the biomedical research, clinical diagnostics and pharmaceutical markets.

         For the years ended December 31, 2000, 1999 and 1998, we had sales to foreign customers of $2.2 million, $400,000 and $46,000, respectively, representing 26.7%, 15.0% and 11.9%, respectively, of our total product revenues for such periods. Bio-Rad Laboratories, Inc. accounted for approximately 13% of our total revenues in 2000 and 10% in 1999. No other customer accounted for more than 10% of our total revenues in 1998, 1999 or 2000.

TECHNICAL SUPPORT

Customer Service

         Our in-house customer service department supports users through a toll-free customer support hotline, facsimile and e-mail. Customer service personnel also assist our strategic partners and customers with the development of their bioassays.

         In addition to resolving customer problems, our customer service group also attends trade shows and visits customers to solicit feedback. Software is utilized to allow tracking of customer interaction.

Training

         Through our training group, we offer comprehensive programs in both basic system training and instrument field service. For larger customers who have many users, such as our strategic partners, training may be performed on-site at their locations.

Field service

         We currently have three field service personnel based in Austin, Texas. Due to the increasing number of installed systems in California and the northeast United States, we intend to base additional field service personnel on the east and west coasts of the U.S. for quicker, more cost-effective support of these customers. In addition, we intend to open a technical service facility in Amsterdam, Netherlands to better support our increasing base of European customers.

Applications Group

         In order to allow customers to expedite the production of bioassays for use on our systems, we have formed an applications group that includes experienced biological scientists. This group will work closely with our strategic partners in their development of bioassays with the ultimate goal of faster adoption and commercialization.

RESEARCH AND DEVELOPMENT

         Our research and development program is devoted to advancing the capabilities of our LabMAP technology and expanding the number of its applications. In 2000, we had research and development expenditures of $9.0 million, as compared with $6.2 million for 1999 and $3.6 million in 1998. As of December 31, 2000, we had 49 engineers, scientists and technicians dedicated to research and development. In addition, we are collaborating with other companies and academic institutions to increase the breadth of LabMAP applications.

         Our current research and development projects include:

         o        Bioinformatics group

                  We have formed a bioinformatics group that intends to develop a database of protein-based information using our LabMAP technology. We expect to create the database by performing large-scale multiplexed assays to detect proteins, and their varying expression levels, in both normal and diseased blood samples. The database will be analyzed using bioinformatics software techniques intended to identify the combinations, levels or absences of proteins associated with various disease states. As protein patterns are identified, we intend to patent the association of such patterns with the respective disease state. We intend to market the database information to pharmaceutical companies seeking new drug targets and also believe that the information will have commercial applications in the area of predictive medicine. We are seeking to enter into one or more strategic partnerships or collaborations with life sciences or other technology companies that can assist in the development of the database.

         o        Developing a point-of-care version of LabMAP

                  This version of the LabMAP system would be designed for the small clinic, ambulance and other non-laboratory environments where bringing testing closer to the patient delivers significant medical benefits. For example, an ambulance-based instrument could evaluate the multiple indicators of heart attack. We may collaborate with one or more instrument manufacturers in the development of such a point-of-care device.

         o        Expanding our multiple testing capabilities

                  This effort is primarily driven by the pharmaceutical industry's increasing demand for fast, cost-efficient DNA analysis. In order to expand the number of tests performed in a single tube or well to 1,000 or more, a more complex LabMAP instrument will need to be developed, incorporating three lasers instead of the two contained in the Luminex 100 and incorporating a third dye for classification purposes. This project is being conducted pursuant to our collaboration with Invitrogen by means of a grant from the National Institute of Standards and Technology's Advanced Technology Program.

         o        Integrating with liquid handling systems

                  We are collaborating with several of our strategic partners to integrate our various LabMAP instruments with their liquid handling equipment to increase bioassay throughput.

MANUFACTURING

Instruments

         Certain components of our LabMAP instruments are assembled by a contract manufacturer. The remaining assembly and manufacturing of our instruments is performed by our employees at our facility in Austin, Texas. The quality control and quality assurance protocols are also performed at this facility. Parts and component assemblies that comprise our LabMAP instruments are obtained from a number of sources.

Microspheres

         We dye polystyrene microspheres using a proprietary method in our Austin, Texas manufacturing facility in large lots with ten intensities of a red and an infrared dye to produce 100 distinctly colored microsphere sets.

COMPETITION

         We designed our LabMAP technology for use by customers across the various segments of the life sciences industry. For this reason, much of our competition is from existing technologies that perform many of the same functions as our LabMAP technology. Our competition includes companies marketing conventional testing products based on established technologies as well as companies developing their own advanced testing technologies. Most of our competitors are larger than we are and can commit significantly greater resources to their competitive efforts.

         The pharmaceutical industry is the largest market for the genomic and high throughput screening applications of the LabMAP technology. In each application area, Luminex faces a different set of competitors. Genomic testing for variability in DNA can also be performed by products available from Affymetrix Inc., Applied Biosystems, a business group of Applera Corporation, Aclara Biosciences, Inc., Clontech Laboratories, Inc., a wholly-owned subsidiary of Becton Dickinson & Company, Perkin-Elmer Life Sciences, a business unit of PerkinElmer, Inc., and Sequenom, Inc., among others. In high throughput screening, Molecular Devices, IGEN, Amersham and Aurora BioSciences Corporation offer products competitive with ours.

         The clinical laboratory market is dominated by several very large competitors. These include Abbott Laboratories, Bayer Corporation, Beckman Coulter, Inc., Johnson & Johnson and Roche Bioscience, a division of F. Hoffmann-La Roche Ltd., among others. These companies have technologies that can perform a variety of established assays. While none currently offer multi-analyte testing systems, these companies do offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.

         Competition within the biomedical research market is even more fragmented than that within the pharmaceutical industry. There are hundreds of suppliers to this market including Amersham Pharmacia Biotech, Applied Biosystems, Molecular Devices Corporation and Stratagene Cloning Systems, Inc. Any company in this field is a potential competitor with us.

INTELLECTUAL PROPERTY

         To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws and confidentiality agreements.

         We have implemented a patent strategy designed to maximize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our anticipated customer base. We currently own five issued patents in the United States and have received notices of allowances for two additional patent applications. In addition, our patent portfolio includes pending patent applications in the United States and corresponding international and foreign filings in major industrial nations. Our patents and allowed claims provide, or will provide, additional protection for systems and technologies that allow "real time" multiplexed analytical techniques for the detection and quantification of many analyses from a single sample. We also hold a patent covering the precision-dyeing process that we use to dye our microspheres. Other issued patents and allowed or pending patent applications cover specific aspects and applications of LabMAP technology to molecular research. However, as a result of a procedural omission, we are unable to obtain patent protection in Japan for one of our real-time technique patents.

         The source code for our proprietary software is protected as a trade secret and/or as a copyrighted work.

         We also rely on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with strategic partners, third parties, employees and consultants. Our employees also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us.

GOVERNMENT REGULATION

         The Food and Drug Administration regulates medical devices pursuant to various statutes, including the Federal Food, Drug and Cosmetic Act as amended and supplemented by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, the Medical Device Amendments of 1992 and the FDA Modernization Act of 1997. Medical devices, as defined by statute, include instruments, machines, in vitro reagents or other similar or related articles, including any component, part or accessory of such articles that are intended for use in the diagnosis of disease or other condition or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the human body. The FDA classifies medical devices intended for human use into three classes. For Class I devices, general controls (for example, labeling and good manufacturing practices) are sufficient to provide reasonable assurance of safety and effectiveness. Class II devices are products where general controls are not sufficient to provide reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls (for example, guidelines and patient registries). Class III devices are purported or represented to be used to support or sustain human life, are for a use that is of substantial importance in preventing impairment of human health, or where the device presents a potential unreasonable risk of illness or injury.

         We manufacture a version of the Luminex 100, the Luminex 100 Integrated System ("IS"), for use with diagnostic assay kits that are expected to become available through our strategic partners. For FDA purposes, the Luminex 100 IS is considered a component of our partners' kit products. Depending on the particular kit's regulatory classification into Class I, II or III and its intended use, kits manufactured by our strategic partners that are used in conjunction with our technology may be subject to FDA clearance or approval before they can be marketed and sold. After incorporating the Luminex 100 IS into their products, our strategic partners are required to make various premarket submissions such as premarket approval applications, premarket notifications and/or investigational device exemption applications to the FDA for their products. There can be no assurance that the FDA will file, clear or approve our strategic partners' submissions.

         In November 2000, we submitted a device master file with information about the Luminex 100 IS to the FDA. Our strategic partners can reference the device master file in their premarket submissions. While we have filed our device master file with the FDA, until the agency reviews the file in connection with one of our strategic partner's submissions, there can be no assurance that the agency will accept its content. It is possible that the agency will ask questions about the content of the device master file, and although we intend to respond to the agency's questions in a timely fashion, there can be no assurance that our responses will be acceptable to the FDA.

         Our products use lasers to identify the bioassays and measure their results. Therefore, we are required to ensure that our products comply with FDA regulations pertaining to the performance of laser products. These regulations are intended to ensure the safety of laser products by establishing standards to prevent exposure to excess levels of laser radiation. There can be no assurance that the FDA will agree with our interpretation and implementation of these regulations.

         We, and our strategic partners, may be subject to periodic inspection by the FDA for compliance with the FDA's current good manufacturing practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. Additionally, our strategic partners may be subject to other premarket and postmarket controls such as labeling, complaint handling and medical device reporting requirements. If the FDA has evidence demonstrating that a company is not in compliance with applicable regulations, it can detain or seize products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Other regulatory agencies may have similar powers.

         Medical device laws and regulations are also in effect in many countries outside of the United States. These range from comprehensive preapproval requirements for medical products to simpler requests for product data or certification. The number and scope of these requirements are increasing. There can be no assurance that we, and our strategic partners, will be able to obtain any approvals that may be required to market LabMAP products outside the U.S.

         Failure by us, or our strategic partners, to comply with applicable federal, state and foreign medical product laws and regulations would likely have a material adverse effect on our business. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices and components of such devices are subject to future changes. We cannot predict what impact, if any, such changes might have on our business, but any such change could have a material impact.

         Through our bioinformatics group, we are working on developing new technology designed to identify associations among the proteins in blood that cause disease by testing different blood samples for a large number of protein markers. By creating bioinformatics software that will manipulate and analyze large amounts of data from blood samples from people who develop a specific disease over a period of time, we intend to create a database and algorithms to detect distinct disease patterns indicated by the presence or absence of these protein markers. Some or all of the products that may result from the bioinformatics software, database or algorithms may be subject to FDA regulation and, therefore, may be subject to premarket controls such as premarket clearance. There can be no assurance that the FDA will clear such products.

         We are subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of our business, we are involved in the handling, storage and disposal of certain chemicals and biohazards. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Usually these environmental laws and regulations impose "strict liability," rendering a party liable without regard to negligence or fault on the part of such party. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for acts that were in compliance with all applicable laws at the time such acts were performed. We do not believe that we have been required to expend material amounts in connection with our efforts to comply with environmental requirements or that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position.

EMPLOYEES

         As of December 31, 2000, we had a total of 132 employees, including 49 in research and development, 33 in manufacturing, 12 in quality control and quality assurance and 38 in general administration, accounting and legal. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

IF OUR TECHNOLOGY AND PRODUCTS DO NOT BECOME WIDELY USED IN THE LIFE SCIENCES INDUSTRY, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.

         Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based screening. However, compared to certain other technologies, our LabMAP technology is new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon the adoption of this technology as a method to perform bioassays. In order to be successful, we must convince potential customers to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

         o convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, research, clinical and biomedical testing and analysis;

         o manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

         o        place and service sufficient quantities of our products.

         Because of these and other factors, our products may not gain sufficient market acceptance.

OUR BUSINESS PLAN MAY NOT SUCCEED UNLESS WE ESTABLISH MEANINGFUL AND SUCCESSFUL RELATIONSHIPS WITH OUR STRATEGIC PARTNERS.

         Our strategy for the development and commercialization of our LabMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. Our ability to enter into agreements with additional partners depends in part on convincing them that our technology can help achieve and accelerate their goals or efforts. We will expend substantial funds and management efforts with no assurance that a strategic relationship will result. We cannot assure you that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our LabMAP technology, which may hinder or prevent strategic relationships. Termination of strategic relationships, or the failure to enter into a sufficient number of additional agreements on favorable terms, could reduce sales of our products, lower margins on our products and limit the creation of market demand.

         Our business plan contemplates that a significant portion of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners, and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot predict future sales and royalty revenues because our existing strategic partner agreements do not include minimum purchase requirements. In addition, we do not have the right or ability to provide incentives to our strategic partners' sales personnel to sell products based on LabMAP technology. The amount of these revenues will depend on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not effectively develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

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

         We have obtained a patent in the United States and have pending applications in certain foreign jurisdictions, except Japan, for our method of "real time" detection and quantification of multiple analyses from a single sample. As a result of a procedural omission, we are unable to obtain comparable patent protection in Japan. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our LabMAP technology in Japan.

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

         In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. These legal proceedings could be expensive, take significant time and divert management's attention from other business concerns. If we lose, we may lose the benefit of some of our intellectual property rights, the loss of which may inhibit or remove our ability to exclude certain competitors from the market. We may also provoke these third parties to assert claims against us. The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents like ours.

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

         We may be sued for infringing on the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe the proprietary rights of others or that their rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.

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

WE HAVE ONLY PRODUCED OUR PRODUCTS IN LIMITED QUANTITIES, AND WE MAY EXPERIENCE PROBLEMS IN SCALING UP OUR MANUFACTURING OPERATIONS OR DELAYS OR COMPONENT SHORTAGES THAT COULD LIMIT THE GROWTH OF OUR REVENUE.

         To date, we have produced our products in limited quantities compared to the quantities necessary to achieve projected revenues. We may not be able to produce sufficient quantities or maintain consistency between differing lots of consumables. If we encounter difficulties in scaling up our manufacturing operations due to, among other things, quality control and assurance and component and raw material supplies, we will likely experience reduced sales of our products, increased repair or re-engineering costs due to product returns and defects and increased expenses due to switching to alternative suppliers, any of which would reduce our revenues and gross margins.

         We presently outsource certain aspects of the assembly of our instruments to a contract assembler. In addition, certain key components of our product line are currently purchased from a limited number of outside sources and may only be available through a few sources. We do not have agreements with all of our suppliers. Our reliance on our suppliers and contract assembler exposes us to risks including:

         o the possibility that one or more of our suppliers or our assembler could terminate their services at any time without penalty;

         o the potential inability of our suppliers to obtain required components;

         o the potential delays and expenses of seeking alternative sources of supply or manufacturing services; and

         o reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternative suppliers or assemblers.

         Consequently, in the event that supplies of components or work performed by our assembler are delayed or interrupted for any reason, our ability to produce and supply our products could be impaired.

OUR NEWLY FORMED BIOINFORMATICS GROUP IS SUBJECT TO ADDITIONAL RISKS AND UNCERTAINTIES.

         Our bioinformatics group seeks to identify associations among the proteins in blood that cause disease. We intend to identify these associations by testing different blood samples for a large number of protein markers. The creation of the database will be dependent on our ability to obtain a sufficient number of blood samples and related medical histories to permit the observation of these associations. These blood samples may need to include multiple samples from persons who developed diseases over the period of time during which the samples were collected. In addition, we will need to create large panels of bioassays to test the blood samples. To the extent we are unable to obtain sufficient quantities of relevant blood samples and medical histories, or cannot develop a large panel of bioassays to test the samples, we will not be able to produce meaningful information from the database.

         If we encounter difficulties in developing the bioinformatics software that will be used to analyze the database information or in maintaining the database, our ability to identify useful information from the database will be adversely affected. Our efforts to create the database and create algorithms to analyze the information that will be contained in the database have only recently begun. There can be no assurance that these efforts will be successful or lead to useful scientific information. Our ability to attract customers for any information that may be developed will be heavily dependent upon the successful completion of the database and analyses thereof within the expected time frames. In addition, because our bioinformatics business will require manipulating and analyzing large amounts of data, we will be dependent on the continuous, effective, reliable and secure operation of our computer hardware, software, networks and related infrastructure. We expect that this database and the bioinformatics software will be complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO RETAIN PRINCIPAL MEMBERS OF OUR MANAGEMENT AND SCIENTIFIC STAFF.

         We depend on the principal members of our management and scientific staff, including our research and development, customer support, technical service and sales staff. The loss of services of any of our key members of management could delay or reduce our product development, sales and customer support efforts. In addition, recruiting and retaining qualified scientific and other personnel to perform future research and development, customer support, technical service and sales work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. There can be no assurance that we will be able to attract additional and retain existing personnel.

IF WE FAIL TO COMPLY WITH THE EXTENSIVE GOVERNMENTAL REGULATIONS THAT AFFECT OUR BUSINESS, WE COULD BE SUBJECT TO ENFORCEMENT ACTIONS, INJUNCTIONS AND CIVIL AND CRIMINAL PENALTIES THAT COULD DELAY OR PREVENT MARKETING OF OUR PRODUCTS.

         The production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the FDA in the United States and by similar agencies in other countries. Some of our products and products based on our technology expected to be produced by our strategic partners for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. No such approvals or clearances have yet been obtained by us or by any of our strategic partners. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, we are also required to comply with FDA requirements relating to laser safety.

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

         Our bioinformatics group will also be subject to various governmental regulations, which may delay or prohibit certain planned activities. Certain biological testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed towards insurance carriers and employers using such tests to discriminate on the basis of such information, resulting in barriers to the acceptance of such tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of testing of the type proposed to be performed. Such regulations would likely reduce the potential markets for any products that might be developed.

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

IF THIRD-PARTY PAYORS INCREASINGLY RESTRICT PAYMENTS FOR HEALTHCARE EXPENSES, WE MAY EXPERIENCE REDUCED SALES WHICH WOULD HURT OUR BUSINESS AND OUR BUSINESS PROSPECTS.

         Third-party payors, such as government entities, health maintenance organizations and private insurers, are restricting payments for healthcare. These restrictions may decrease demand for our products and the price we can charge. Increasingly, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. They are also attempting to contain costs by limiting coverage and the reimbursement level of tests and other healthcare products. Without adequate coverage and reimbursement, consumer demand for tests will decrease. Decreased demand could cause sales of our products, and sales and services by our strategic partners, to fall. In addition, decreased demand could place pressure on us or our strategic partners to lower prices on these products or services, resulting in lower margins. Reduced sales or margins by us or our strategic partners would hurt our business, profitability and business prospects.

OUR LIMITED OPERATING HISTORY AND RELIANCE ON STRATEGIC PARTNERS TO MARKET OUR PRODUCTS MAKES FORECASTING DIFFICULT.

         Because of our limited operating history, it is difficult to accurately forecast future operating results. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, if we do not achieve our expected revenues, our operating results will be below our expectations. The level of our revenues will depend upon the rate and timing of the adoption of our technology as a method to perform bioassays. Due to our limited operating history, predicting this timing and rate of adoption is difficult.

         We anticipate that a large percentage of future sales of our products will be made by our strategic partners. For the following reasons, estimating the amount of sales that may be made by our strategic partners is particularly difficult:

         o We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

         o Our strategic partners are not committed to minimum purchase commitments and we do not have control over the incentives provided by our strategic partners to their sales personnel.

         o Of our 26 strategic partners at December 31, 2000, 16 intend to produce clinical diagnostic applications that may need to be approved by the United States Food and Drug Administration. As a result, these applications may not be commercially available until our device master file for our system is reviewed and accepted by the FDA and the FDA submission for each application is approved.

         o Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

         We have a limited marketing, sales and distribution staff. As a result, if our strategic partners fail to achieve projected levels of sales, we will likely not achieve our estimated operating results.

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

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

         The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

         o        general economic conditions and interest rates;

         o actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

         o announcements of technological innovations by us or our competitors;

         o new products or services introduced or announced by us or our competitors;

         o        changes in financial estimates by securities analysts;

         o conditions or trends in the biotechnology and pharmaceutical industries;

         o announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

         o        additions or departures of key personnel; and

         o        sales of our common stock.

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

         Our directors and executive officers beneficially owned approximately 45% of our outstanding common stock as of December 31, 2000. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of the company even if beneficial to our stockholders.

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

ITEM 2. PROPERTIES

         Our principal research and development, manufacturing and administrative facilities are currently located in approximately 54,000 square feet of leased space in Austin, Texas. The leases for this space expire as follows: as to approximately 2,900 square feet, the lease will expire on March 31, 2001, which we intend to renew; as to approximately 32,900 square feet, the lease will expire in March 2002 and as to approximately 18,300 square feet, the lease will expire in June 2003. We believe that our current facilities are adequate for our needs through 2001.

ITEM 3. LEGAL PROCEEDINGS

         As a result of a procedural omission, we are unable to pursue a patent in Japan which corresponds to our issued U.S. patent directed to our method of "real time" detection and quantification of multiple analytes from a single sample. On January 31, 2000, we filed a lawsuit in Travis County, Texas state district court alleging negligence on the part of our prior patent counsel in this matter. The case is in the early stages of discovery. We cannot predict whether this lawsuit will be successful and, if so, the amount of any damages we may recover.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS

         The following sets forth information regarding our executive officers:

         Name                     Age                           Position
         ----                     ---                           --------
Mark B. Chandler, Ph.d.            47      Chairman of the Board, President and Chief Executive Officer
Michael L. Bengtson                43      Executive Vice President, General Counsel and Secretary
Gail S. Page                       45      Executive Vice President and Chief Operating Officer
Van S. Chandler                    50      Vice President of Instruments
Randel S. Marfin                   44      Vice President of Business Development
Ralph L. McDade, Ph.d.             46      Vice President of Scientific Affairs
James L. Persky                    52      Vice President, Treasurer and Chief Financial Officer
Michael D. Spain, M.D.             48      Vice President of Clinical Affairs

         Mark B. Chandler, Ph.D. Dr. Chandler co-founded our company with his brother Van S. Chandler, in May 1995, and has served as Chairman of the Board and Chief Executive Officer since that date and as President since June 1999. He also has served as a member of the executive committee of our board of directors since its formation in July 1997. In 1982, he founded Inland Laboratories, Inc., which provides plant and bacterial toxins to the medical research community. As the President and CEO of Inland, Dr. Chandler received the KPMG LLP, High Technology

Entrepreneur of the Year award in 1987. He received his Ph.D. in Immunology from the University of Texas Southwestern Medical School in Dallas in 1981.

         Michael L. Bengtson. Mr. Bengtson joined our company as Executive Vice President, General Counsel and Secretary in March 2000. From 1984 to March 2000, Mr. Bengtson was an attorney practicing corporate and securities law with the law firm of Thompson & Knight LLP and was a partner in that firm since 1990. Prior to attending law school, Mr. Bengtson was a certified public accountant with KPMG LLP. Mr. Bengtson received a B.S. in Accounting and Business Administration from the University of Kansas in 1980 and a J.D. from Arizona State University in 1984.

         Gail S. Page. Ms. Page joined our company in October 2000 as Executive Vice President and Chief Operating Officer. From 1988 to 2000, Ms. Page held various senior level management positions with Laboratory Corporation of America. In 1993, she was named Senior Vice President, Office of Science and Technology, responsible for the management of scientific affairs in addition to the diagnostics business segment. Additionally, from 1995 to 1997, Ms. Page headed the Cytology and Pathology Services business unit for LabCorp. From 1988 to 2000, she was a member of the Scientific Advisory Board and chaired the committee from 1993 to 1997. She received her Medical Technology degree from the University of Florida in 1976.

         Van S. Chandler. Mr. Chandler, a co-founder, has served as Vice President of Instruments since January 1998. In addition, Mr. Chandler served as a director from May 1995 to February 2000 and as an independent contractor from 1995 to 1998. Since 1995, he has led the design and development of the digital signal processing hardware and data analysis software for our instrumentation systems. In 1990, Mr. Chandler founded Sigma Logic Corp., and while serving as its President and CEO from 1990 to 1995, he developed an array of law enforcement technologies, including wireless police data networks and imaging systems for the FBI. Mr. Chandler founded Concept Communications, Inc. and served as its President and CEO from 1985 to 1990. He graduated from the University of Texas at Arlington in 1972 with a B.B.A. in Statistics.

         Randel S. Marfin. Mr. Marfin has served as Vice President of Business Development since joining our company in June 1998 and has over 13 years of clinical laboratory management experience. Prior to joining us, he worked for three years at SpectraCell Laboratories, Inc., most recently as Vice President of Sales and Marketing where he was responsible for business development, acquisitions, strategic planning and sales and marketing. From 1990 to 1998, he served as General Manager of Texas for both Damon Clinical Laboratories and Nichols Institute. In addition, Mr. Marfin held sales management and business development positions for Damon Clinical Laboratories and MPC Labs. Mr. Marfin has a B.S. in Biochemistry and Biophysics from the University of Houston and served in the United States Air Force.

         Ralph L. McDade, Ph.D. Dr. McDade has served as Vice President of Scientific Affairs since June 1999. From January 1996 to June 1999, he served as Vice President of Development. From 1988 until 1996, he served as Director of Research and Development for Inland Laboratories. After post-doctoral training at The University of Connecticut Health Center in Farmington, he held faculty positions at The Rockefeller University in New York and at Louisiana State University Medical Center in New Orleans. Dr. McDade received his Ph.D. in Microbiology from the University of Texas Southwestern Medical School in 1980.

         James L. Persky. Mr. Persky joined our company in March 1998 and has served as Vice President, Treasurer and Chief Financial Officer since that date. Prior to joining us, he was Executive Vice President-Finance and Administration and Chief Financial Officer for Southdown, Inc., a publicly-traded cement manufacturing company where he served for 13 years. Mr. Persky also spent over thirteen years in the oil and gas industry in various finance and accounting positions. Mr. Persky received a B.B.A. from the University of Texas in 1971 and an M.S. in Accounting from the University of Houston in 1983. He has been a Certified Public Accountant since 1979.

         Michael D. Spain, M.D. Dr. Spain has served as Vice President of Clinical Affairs since March 1997. From 1994 until joining us, he served as Medical Director of Laboratory Corporation of America. From 1984 to 1994, he served as Medical Director of Quest Laboratory (formerly Damon Clinical Laboratory). Following a four-year residency in pathology at Baylor University Medical Center in Dallas, he became board certified in 1984. Dr. Spain received his M.D. from the University of Texas Southwestern Medical School in Dallas in 1980.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock began trading on The Nasdaq National Market on March 30, 2000 under the symbol LMNX. Prior to that date, there was no established trading market for our common stock.

         The following table sets forth the range of high and low sale prices on The Nasdaq National Market since trading began in our stock on March 30, 2000.

         2000                                            HIGH           LOW
         ----                                            ----           ---
         First Quarter............................   $    26.00      $  17.875
         Second Quarter...........................   $    43.00      $   13.25
         Third Quarter............................   $   64.125      $   25.25
         Fourth Quarter...........................   $    38.50      $   18.75

HOLDERS

         As of December 31, 2000, we had 448 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

DIVIDENDS

         We have never declared or paid cash dividends on our common stock and, while this policy is subject to periodic review by our board of directors, we currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

         On March 9, 2000, we effected a 2.04-for-1 common stock split by paying a stock dividend to stockholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

         Between March 31, 2000 and December 31, 2000, we issued 355,673 shares of common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for exercise prices ranging from $.49 to $5.88 per share and a total of 117,185 shares of common stock pursuant to the exercise of various warrants issued at an exercise price of $1.96 per share. We issued all of these shares in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Regulation 701 thereof.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from the audited consolidated financial statements included elsewhere in this Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data at December 31, 1997 and 1996 are derived from audited consolidated financial statements not included in this Report on Form 10-K.

                                                                        YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                       2000        1999        1998        1997        1996
                                                     --------    --------    --------    --------    --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Results of Operations Data:

      Revenue ....................................   $  8,570    $  3,112    $    386    $     99    $     --
      Gross profit ...............................      3,230       1,940         298          89          --
      Loss from operations .......................    (16,372)     (9,486)     (5,879)     (2,931)     (1,767)
      Net loss ...................................    (12,474)     (9,202)     (5,596)     (2,753)     (1,760)
      Accretion of discount on convertible
           preferred stock .......................         --      (3,406)         --          --          --
                                                     --------    --------    --------    --------    --------
      Net loss applicable to common
           stockholders ..........................   $(12,474)   $(12,608)   $ (5,596)   $ (2,753)   $ (1,760)
                                                     ========    ========    ========    ========    ========

      Net loss before per common share,
           basic and diluted .....................   $  (0.52)   $  (0.96)   $  (0.43)   $  (0.21)   $  (0.16)
                                                     ========    ========    ========    ========    ========

      Shares used in computing net loss per
           share, basic and diluted ..............     23,828      13,151      13,086      12,842      10,826

Consolidated Balance Sheet Data:

      Cash and cash equivalents ..................   $  7,106    $  4,083    $  8,537    $  2,821    $     14
      Short-term investments .....................     66,521       4,929          --          --          --
      Working capital (deficit) ..................     76,779      10,426       8,391       2,761        (249)
      Total assets ...............................     83,668      12,566       9,590       3,119         154
      Total stockholders' equity (deficit) .......     78,688      11,195       9,190       2,964        (110)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 8 of this report and "Factors That May Affect Future Results" in this report.

OVERVIEW

         For the years ended December 31, 2000, 1999 and 1998, we had net losses of $12.5 million, $12.6 million and $5.6 million, respectively. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including the rate of market acceptance of current and new products, the timing of the introduction by our strategic partners of commercial products based on our technology, the timing of regulatory approvals, our ability to scale up manufacturing operations and avoid component shortages, the introduction of new products by our competitors, the timing and extent of our research and development efforts and the timing of significant orders. Our limited operating history makes accurate predictions of future operations difficult or impossible.

         Our ability to achieve sustained profitability will depend upon our ability to continue to enter into strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will also result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. Through December 31, 2000, we have entered into strategic partnerships with 26 companies.

         Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time our product is shipped. We expect that each system's sale will generate a recurring revenue stream from the sale of consumable products. In addition, we expect to generate royalty revenue from some of our strategic partners as they sell products incorporating our technology or provide testing services to third parties using our technology. In accordance with the terms of a federal grant which we have received, grant revenue is recorded as research expenses relating to the grant are incurred, provided that the amounts received are not refundable if the research is not successful.

         Cost of product revenue consists of direct and indirect manufacturing, quality control, training, customer service and warranty costs. Our operating expenses have consisted primarily of costs incurred in research and development, manufacturing scale-up and business development and from general and administrative costs associated with our operations. We expect our research and development expenses to increase in the future as we continue to develop both new products and our bioinformatics group. Our bioinformatics group will be incurring research and development expenses, including expenses related to the acquisition of blood samples, development of the assays, development of the software that will capture the data and analyze the results and establishment of the laboratory. Our selling and marketing expenses will increase as we continue to commercialize our products, and general and administrative expenses will increase as we add personnel and expand our facilities.

         Deferred stock compensation represents the difference between the deemed fair value of our common stock and the exercise price of options or warrants and the fair market value of restricted stock grants. For options granted to employees and directors, this difference is calculated as of the grant date and amortized ratably over the vesting period. For options or warrants granted to consultants, the difference is recognized as of the vesting date with adjustments made to the recognized deferred compensation amount up and until that time based on the market value of our common stock. As a result of stock options, warrants and restricted stock grants, we recorded $1.1 million and $1.3 million in deferred stock compensation expense in the years ended December 31, 2000 and 1999, respectively. Total unamortized deferred stock compensation as of December 31, 2000 was $1.0 million.

         Total deferred revenue as of December 31, 2000 was $1.6 million and consisted of (i) payments received for sales to customers with rights of return that had not yet expired and (ii) upfront payments from strategic partners to be used for the purchase of instruments or to be applied towards future royalty payments. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase systems or apply such amounts against royalty payments.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales of certain items in the Statements of Operations. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                     YEAR ENDED DECEMBER 31,
                                                               ----------------------------------
                                                                 2000         1999         1998
                                                               --------     --------     --------
Revenue:
Product revenue ............................................         95%          84%         100%
Grant revenue ..............................................          5%          16%          --
                                                               --------     --------     --------
     Total revenue .........................................        100%         100%         100%

Cost of product revenue ....................................         62%          38%          10%
                                                               --------     --------     --------

     Gross profit ..........................................         38%          62%          90%

Operating expenses:
Research and development ...................................        104%         199%       1,610%
Selling, general and administrative expenses ...............        124%         168%       1,440%
                                                               --------     --------     --------
     Total operating expenses ..............................        228%         367%       3,051%

Loss from operations .......................................       (191)%       (305)%     (2,961)%

Interest income ............................................         45%           9%         180%
                                                               --------     --------     --------

Net loss ...................................................       (146)%       (296)%     (2,781)%

Accretion of discount on convertible preferred stock .......         --         (109)%         --
                                                               --------     --------     --------

Net loss applicable to common stockholders .................       (146)%       (405)%     (2,781)%
                                                               ========     ========     ========

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Revenue. Revenue increased to $8.6 million in 2000 from $3.1 million in 1999 primarily as a result of product revenue which increased 212% to $8.1 million in 2000 from $2.6 million in 1999. The increase was primarily attributable to increased sales of the Luminex 100 analyzer with 297 placed in 2000 compared with 92 systems placed in 1999. We also placed 243 Luminex XY Platforms in 2000 compared with 26 placed in 1999. Included in product revenue are consumables sales, which increased by 214% to $1.2 million in 2000 from $379,000 in 1999. The increase in consumable sales was attributable to the increase in the installed base of instrumentation.

         Grant revenue decreased by 12% to $446,000 in 2000 from $506,000 in 1999. After being temporarily suspended in September 1999 when our prior joint venture partner withdrew due to a change in its business strategy, the grant was reinstated on July 1, 2000 with a new joint venture partner.

         A breakdown of revenue for the years ended December 31, 2000 and 1999 is as follows (in thousands):

                                 YEAR ENDED DECEMBER 31,
                                 -----------------------
                                    2000         1999
                                 ----------   ----------
Instrumentation sales ........   $    6,804   $    2,165
Consumables sales ............        1,190          379
Grant revenue ................          446          506
Other revenue ................          130           62
                                 ----------   ----------
        Total revenue ........   $    8,570   $    3,112
                                 ==========   ==========

         Gross Profit. Gross profit increased by 66% to $3.2 million in 2000 from $1.9 million in 1999. Gross margin (gross profit as a percentage of total revenue) decreased from 62% for the year ended December 31, 1999 to 38% for the year ended December 31, 2000. The decrease in gross margin was primarily attributable to: (i) a reduction in the average selling price of our systems, resulting from an increase in the number of sales to strategic partners which are made at discounted prices, (ii) an increase in cost of product revenue caused by higher material costs and (iii) the absence of grant revenue in the first six months of 2000.

         Research and Development Expense. Research and development expenses increased 45% to $9.0 million in 2000 from $6.2 million in 1999. The increase was attributable to several factors, including increased personnel costs of $1.4 million and increased consumption of parts and supplies of $1.4 million related to the development of new products. These expenses were partially offset by a $309,000 reduction in consulting and professional expenses.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 104% to $10.6 million in 2000 from $5.2 million in 1999. The increase was primarily attributable to increased personnel costs of $2.0 million, increased non-cash stock compensation expenses of $1.2 million and increased sales and marketing expenses of $801,000.

         Interest Income. Interest income increased to $3.9 million in 2000 from $284,000 in 1999. The increase was attributable to an increase in the average cash and short-term investment balances, resulting from investment of the net proceeds of our initial public offering received in April 2000.

         Income Taxes. As of December 31, 2000, we had federal net operating loss carryforwards of $34.8 million and federal research tax credit carryforwards of $828,000. The federal net operating loss and credit carryforwards begin to expire in 2010, if not utilized. Utilization of the federal net operating losses and credit carryforwards will be limited by the change of ownership provisions contained in Section 382 of the Internal Revenue Code. The annual limitation will result in the expiration of no more than $750,000 of net operating losses before utilization.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         Revenue. Revenue increased to $3.1 million in 1999 from $386,000 in 1998. The increase was primarily attributable to sales of the Luminex 100 analyzer, which commenced in the first quarter of 1999, and sales of Luminex XY Platforms, which commenced in the fourth quarter of 1999. Revenue from the sale of microspheres increased $314,000 in conjunction with sales of the Luminex 100 instrument and the development of additional applications. Offsetting this increase was a decrease in sales of the Luminex R/O system of $221,000 in 1999, which is consistent with the phase-out of the Luminex R/O system and the introduction of the higher-priced Luminex 100 system.

        A breakdown of revenue for the years ended December 31, 1999 and 1998 is as follows (in thousands):

                                 YEAR ENDED DECEMBER 31,
                                 -----------------------
                                    1999         1998
                                 ----------   ----------
Instrumentation sales ........   $    2,165   $      298
Consumables sales ............          379           80
Grant revenue ................          506           --
Other revenue ................           62            8
                                 ----------   ----------
        Total revenue ........   $    3,112   $      386
                                 ==========   ==========

         Also included in 1999 revenue was $506,000 associated with a government grant that commenced on January 1, 1999. The grant was suspended as of September 30, 1999 when our joint venture partner withdrew due to a change in its business strategy. We had no grant revenue in 1998.

         Gross Profit. Gross profit increased 551% to $1.9 million in 1999 from $298,000 in 1998. Gross margin decreased from 77% in 1998 to 62% in 1999. The increase in gross profit was primarily attributable to higher revenue from initial sales of the Luminex 100 analyzer in 1999, and the decrease in gross margin was primarily attributable to the higher per unit cost of the Luminex 100, relative to the Luminex R/O system.

         Research and development expense. Research and development expenses increased to $6.2 million in 1999 from $3.6 million in 1998. These expenses include salaries and related costs of research and development personnel as well as the costs of consultants and parts and supplies associated with research and development projects. The increase was primarily attributable to an increase of $789,000 in salaries and related personnel costs from the addition of employees during the year as well as additional costs to complete the development of the Luminex 100 system. Also, included in 1999 were costs of $607,000 associated with a government grant. The increase was also due to amortization of deferred stock compensation of approximately $447,000 in 1999. The increase in amortization of deferred stock compensation was primarily attributable to the issuance of stock options to our consultants.

         Selling, general and administrative expense. Selling, general and administrative expenses increased to $5.2 million in 1999 from $2.6 million in 1998. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel, the costs of facilities, insurance, trade shows and legal support as well as the amortization of deferred stock and stock compensation. The increase was attributable to consulting and professional fees primarily related to the filing of patent applications that were $244,000 higher than in 1998, a $662,000 increase in salary costs, a $262,000 increase in facilities costs due to the leasing of additional manufacturing space early in 1999 and amortization of deferred stock and stock compensation expense of approximately $817,000. Deferred stock compensation represents the difference between the deemed fair value of our common stock and the exercise price of options at the date of grant. These amounts are being amortized ratably over the vesting periods. The increase in amortization of deferred stock and stock compensation expense was primarily attributable to the issuance of stock options to our consultants.

         Interest income. Interest income remained relatively unchanged between 1998 and 1999.

         Income Taxes. As of December 31, 1999, we had federal net operating loss carryforwards of $17.1 million and federal research tax credit carryforwards of $572,000. The federal net operating loss and credit carryforwards begin to expire in 2010, if not utilized. Utilization of the federal net operating losses and credit carryforwards will be limited by the change of ownership provisions contained in Section 382 of the Internal Revenue Code. The annual limitation will result in the expiration of no more than $750,000 of net operating losses before utilization.

QUARTERLY RESULTS

         The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data).

                                                             QUARTER ENDED
                                 --------------------------------------------------------------------
                                    MARCH 31,         JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                      2000              2000              2000              2000
                                 --------------    --------------    --------------    --------------
Revenue ......................   $        1,390    $        1,394    $        2,315    $        3,471
Gross profit .................              667               409               899             1,255
Loss from operations .........           (2,723)           (4,845)           (4,041)           (4,763)
Net loss .....................           (2,611)           (3,644)           (2,730)           (3,489)
Basic loss per share .........            (0.19)            (0.13)            (0.10)            (0.13)

                                                             QUARTER ENDED
                                 --------------------------------------------------------------------
                                    MARCH 31,         JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                      1999              1999              1999              1999
                                 --------------    --------------    --------------    --------------
Revenue ......................              539               697               456             1,420
Gross profit .................              460               430               294               756
Loss from operations .........           (1,762)           (1,836)           (3,085)           (2,803)
Net loss .....................           (1,680)           (1,783)           (3,027)           (6,118)
Basic loss per share .........            (0.13)            (0.14)            (0.23)            (0.46)


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, we held cash, cash equivalents and short-term investments of $73.6 million and had working capital of $76.8 million. At December 31, 1999, we held cash, cash equivalents and short-term investments of $9.0 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States Government or agencies thereof and U.S. corporate debt securities.

         Cash used in operations was $10.4 million in 2000, compared with $8.4 million in 1999. Purchases of property and equipment in 2000 totaled $2.5 million, compared with $1.1 million in 1999.

         We expect to incur increasing research and development expenses and selling, general and administrative expenses, including expenses related to additions to personnel, increased production and commercialization efforts and increased expenditures for product development and for the development of our bioinformatics group. Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, the availability of government research grants, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. We believe that our existing cash, cash equivalents and short term-investments will be sufficient to fund our operating expenses and capital equipment requirements through at least December 31, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," SFAS No. 133, "Accounting for Derivative Instruments and

Hedging Activities" ("SFAS 133") is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's financial statements for the year ending December 31, 2001. Management believes that this statement will not have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments held to maturity. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. All payments for our products are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                                                          PAGE
Report of Independent Auditors............................................................................  25

Consolidated Balance Sheets...............................................................................  26

Consolidated Statements of Operations.....................................................................  27

Consolidated Statements of Cash Flows.....................................................................  28

Consolidated Statements of Changes in Stockholders' Equity................................................  29

Notes to Consolidated Financial Statements................................................................  30

                         Report of Independent Auditors

The Board of Directors
Luminex Corporation

         We have audited the accompanying consolidated balance sheets of Luminex Corporation and subsidiary as of December 31, 2000 and 1999, and the related statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luminex Corporation and subsidiary at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                       /s/ Ernst & Young LLP


Austin, Texas
January 26, 2001

                               LUMINEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                         December 31,
                                                                                   ------------------------
                                                                                      2000          1999
                                                                                   ----------    ----------
                                                   ASSETS
Current assets:
     Cash and cash equivalents .................................................   $    7,106    $    4,083
     Short-term investments ....................................................       66,521         4,929
     Accounts receivable, net ..................................................        3,085         1,341
     Inventories ...............................................................        2,408           663
     Other .....................................................................        1,739           181
                                                                                   ----------    ----------
         Total current assets ..................................................       80,859        11,197
Property, plant and equipment, net .............................................        2,770         1,369
Other...........................................................................           39            --
                                                                                   ----------    ----------
         Total assets ..........................................................   $   83,668    $   12,566
                                                                                   ==========    ==========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................   $    2,741    $      373
     Accrued liabilities .......................................................          673           278
     Deferred revenue ..........................................................          666           120
                                                                                   ----------    ----------
         Total current liabilities .............................................        4,080           771
Deferred revenue ...............................................................          900           600
Commitments and contingencies ..................................................           --            --
Stockholders' equity:
     Preferred Stock, $2 par value, 5,000,000 shares authorized:
         Series A Convertible Preferred Stock, $2 stated value,
              shares issued and outstanding: none in 2000; 457,250 in 1999 .....           --           915
         Series B Convertible Preferred Stock, $40 stated value,
              shares issued and outstanding: none in 2000; 150,000 in 1999 .....           --         6,000
         Series C Convertible Preferred Stock, $80 stated value,
              shares issued and outstanding: none in 2000; 151,571 in 1999 .....           --        12,126
         Series D Convertible Preferred Stock, $120 stated value,
              shares issued and outstanding: none in 2000; 57,538 in 1999 ......           --         6,905
         Series E Convertible Preferred Stock, $120 stated value,
              shares issued and outstanding: none in 2000; 25,000 in 1999 ......           --         3,000
     Common Stock, $.001 par value, 200,000,000 shares
         authorized; issued and outstanding:
            27,586,050 in 2000; 13,167,754 in 1999 .............................           28            13
     Additional paid-in capital ................................................      115,651         5,691
     Deferred stock compensation ...............................................       (1,529)         (467)
     Accumulated deficit .......................................................      (35,462)      (22,988)
                                                                                   ----------    ----------
         Total stockholders' equity ............................................       78,688        11,195
                                                                                   ----------    ----------
         Total liabilities and stockholders' equity ............................   $   83,668    $   12,566
                                                                                   ==========    ==========

See the accompanying notes.

                               LUMINEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                 Year Ended December 31,
                                                                         --------------------------------------
                                                                            2000          1999          1998
                                                                         ----------    ----------    ----------
Revenue:
     Product .........................................................   $    8,124    $    2,606    $      386
     Grant ...........................................................          446           506            --
                                                                         ----------    ----------    ----------
         Total revenue ...............................................        8,570         3,112           386

Cost of product revenue ..............................................        5,340         1,172            88
                                                                         ----------    ----------    ----------
         Gross profit ................................................        3,230         1,940           298

Operating expenses:
     Research and development ........................................        8,953         6,188         3,611
     Selling, general and administrative .............................       10,649         5,238         2,566
                                                                         ----------    ----------    ----------
         Total operating expenses ....................................       19,602        11,426         6,177
                                                                         ----------    ----------    ----------
Loss from operations .................................................      (16,372)       (9,486)       (5,879)
     Interest income .................................................        3,898           284           283
                                                                         ----------    ----------    ----------
Net loss .............................................................      (12,474)       (9,202)       (5,596)
Accretion of discount on convertible preferred stock .................           --        (3,406)           --
                                                                         ----------    ----------    ----------
Net loss applicable to common stockholders ...........................   $  (12,474)   $  (12,608)   $   (5,596)
                                                                         ==========    ==========    ==========
Net loss per share, basic and diluted ................................   $    (0.52)   $    (0.96)   $    (0.43)
                                                                         ==========    ==========    ==========
Shares used in computing net loss per share, basic and diluted .......       23,828        13,151        13,086


See the accompanying notes.

                               LUMINEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Year Ended December 31,
                                                                                     ------------------------------------
                                                                                       2000          1999          1998
                                                                                     --------      --------      --------

Cash flows from operating activities:
Net loss .......................................................................     $(12,474)     $ (9,202)     $ (5,596)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation expense ..................................................        1,087           330           220
         Amortization expense ..................................................           --           186           143
         Amortization of deferred stock compensation and
            stock compensation expense and unearned restricted stock ...........        2,440         1,263            --
         Changes in operating assets and liabilities:
            Accounts receivable ................................................       (1,744)       (1,195)         (108)
            Inventories ........................................................       (1,745)         (616)           (3)
            Other ..............................................................       (1,523)         (120)          (48)
            Accounts payable ...................................................        2,368           205            64
            Accrued liabilities ................................................          395           120           107
            Deferred revenue ...................................................          846           646            74
                                                                                     --------      --------      --------
Net cash used in operating activities ..........................................      (10,350)       (8,383)       (5,147)
Cash flows from investing activities:
     Net purchase of short-term investments ....................................      (61,592)       (4,929)           --
     Purchase of property and equipment.........................................       (2,488)       (1,085)         (399)
     Other......................................................................          (74)           --            --
                                                                                     --------      --------      --------
Net cash used in investing activities ..........................................      (64,154)       (6,014)         (399)

Cash flows from financing activities:
     Proceeds from issuance of Common Stock ....................................       78,769            47             3
     Stock issuance costs ......................................................       (1,242)           (8)         (867)
     Proceeds from issuance of Preferred Stock .................................           --         9,904        12,126
                                                                                     --------      --------      --------
Net cash provided by financing activities ......................................       77,527         9,943        11,262
Increase (decrease) in cash and cash equivalents ...............................        3,023        (4,454)        5,716
Cash and cash equivalents, beginning of year ...................................        4,083         8,537         2,821
                                                                                     --------      --------      --------
Cash and cash equivalents, end of year .........................................     $  7,106      $  4,083      $  8,537
                                                                                     ========      ========      ========
Supplemental disclosure of noncash activities:
Conversion of Preferred Stock ..................................................     $ 28,946      $     --      $     --
Common stock issued to acquire property and equipment from related party .......     $     --      $     --      $    561

See the accompanying notes.

                               LUMINEX CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                   Convertible
                                                                 Preferred Stock                 Common Stock
                                                           --------------------------      -------------------------     Additional
                                                            Number of                      Number of                      Paid-In
                                                             Shares          Amount         Shares          Amount        Capital
                                                           ----------      ----------      ----------     ----------     ----------

Balance at December 31, 1997 ...........................      607,250      $    6,915      12,842,308     $       13     $      820
      Issuance of Preferred Stock,
           Series C ....................................      151,571          12,126              --             --             --
      Stock issuance costs .............................           --              --              --             --           (868)
      Exercise of stock options ........................           --              --           5,439             --              3
      Common Stock issued for
           assets purchased ............................           --              --         286,102             --            561
      Net loss .........................................           --              --              --             --             --
                                                           ----------      ----------      ----------     ----------     ----------
Balance at December 31, 1998 ...........................      758,821          19,041      13,133,849             13            516
      Issuance of Preferred Stock,
           Series D, net of discount ...................       57,538           6,499              --             --            406
      Issuance of Preferred Stock,
           Series E, net of discount ...................       25,000              --              --             --          3,000
      Stock issuance costs .............................           --              --              --             --             (8)
      Accretion of discount on .........................           --
           convertible Preferred Stock .................           --           3,406              --             --             --
      Exercise of stock options ........................           --              --          33,905             --             47
      Deferred stock compensation
           related to stock options ....................           --              --              --             --          1,730
      Amortization of deferred stock
           and stock compensation expense ..............           --              --              --             --             --
      Net loss .........................................           --              --              --             --             --
                                                           ----------      ----------      ----------     ----------     ----------
Balance at December 31, 1999 ...........................      841,359          28,946      13,167,754             13          5,691
      Conversion of Preferred Stock
           to Common Stock .............................     (841,359)        (28,946)      8,768,582              9         28,937
      Initial public offering, net of offering cost ....           --              --       4,869,000              5         75,737
      Exercise of stock options ........................           --              --         648,529              1          1,735
      Exercise of warrants .............................           --              --         117,185             --             49
      Deferred stock compensation
           related to stock options ....................           --              --              --             --          2,801
      Warrants granted .................................           --              --              --             --            135
      Restricted stock granted .........................           --              --          15,000             --            566
      Amortization of restricted stock .................           --              --              --             --             --
      Amortization of deferred stock
           and stock compensation expense ..............           --              --              --             --             --
      Net loss .........................................           --              --              --             --             --
                                                           ----------      ----------      ----------     ----------     ----------
Balance at December 31, 2000 ...........................           --      $       --      27,586,050     $       28     $  115,651
                                                           ==========      ==========      ==========     ==========     ==========

                                                             Deferred                          Total
                                                               Stock        Accumulated     Stockholders'
                                                            Compensation      Deficit          Equity
                                                            ------------    -----------     -------------

Balance at December 31, 1997 ...........................     $       --      $   (4,784)     $    2,964
      Issuance of Preferred Stock,
           Series C ....................................             --              --          12,126
      Stock issuance costs .............................             --              --            (868)
      Exercise of stock options ........................             --              --               3
      Common Stock issued for
           assets purchased ............................             --              --             561
      Net loss .........................................             --          (5,596)         (5,596)
                                                             ----------      ----------      ----------
Balance at December 31, 1998 ...........................             --         (10,380)          9,190
      Issuance of Preferred Stock,
           Series D, net of discount ...................             --              --           6,905
      Issuance of Preferred Stock,
           Series E, net of discount ...................             --              --           3,000
      Stock issuance costs .............................             --               0              (8)
      Accretion of discount on .........................
           convertible Preferred Stock .................             --          (3,406)             --
      Exercise of stock options ........................             --              --              47
      Deferred stock compensation
           related to stock options ....................         (1,730)             --              --
      Amortization of deferred stock
           and stock compensation expense ..............          1,263              --           1,263
      Net loss .........................................             --          (9,202)         (9,202)
                                                             ----------      ----------      ----------
Balance at December 31, 1999 ...........................           (467)        (22,988)         11,195
      Conversion of Preferred Stock
           to Common Stock .............................             --              --              --
      Initial public offering, net of offering cost ....             --              --          75,742
      Exercise of stock options ........................             --              --           1,736
      Exercise of warrants .............................             --              --              49
      Deferred stock compensation
           related to stock options ....................         (2,801)             --              --
      Warrants granted .................................             --              --             135
      Restricted stock granted .........................           (566)             --              --
      Amortization of restricted stock .................             78              --              78
      Amortization of deferred stock
           and stock compensation expense ..............          2,227              --           2,227
      Net loss .........................................             --         (12,474)        (12,474)
                                                             ----------      ----------      ----------
Balance at December 31, 2000 ...........................     $   (1,529)     $  (35,462)     $   78,688
                                                             ==========      ==========      ==========

See the accompanying notes.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Luminex Corporation (the "Company"), a Delaware corporation, designs, develops, manufactures, markets, services and supplies proprietary molecular measurement and analysis systems (the LabMAP System) capable of performing multiple tests on a single patient sample.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts and results could differ from those estimates, and such differences could be material to the financial statements.

CASH EQUIVALENTS

         Cash equivalents consist of cash deposits and investments with original maturities of three months or less when purchased.

SHORT-TERM INVESTMENTS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short-term investments are classified as held-to-maturity since the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Such amortization is included in interest income. Interest on securities classified as held-to-maturity is also included in interest income.

         All of the short-term investments mature within one year of December 31, 2000.

CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of short-term investments and trade receivables. The Company's short-term investments consist of investments in high credit quality financial institutions and corporate issuers.

         The Company provides credit, in the normal course of business, to a number of its customers geographically dispersed primarily throughout the U.S. The Company attempts to limit its credit risk by performing ongoing credit evaluations of its customers and maintaining adequate allowances for potential credit losses.

         In 2000, the Company had sales to domestic customers of $5.9 million and sales to foreign customers of $2.2 million. One customer accounted for 13% and 10% of the Company's total revenues in 2000 and 1999, respectively. No customers accounted for more than 10% of the Company's total revenues in 1998.

INVENTORIES

         Inventories, consisting primarily of raw materials and purchased components, are stated at the lower of cost or market. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are carried at cost less accumulated amounts for amortization and depreciation. Property, plant and equipment are generally amortized or depreciated on a straight-line basis over the useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvements.

SOFTWARE COSTS

         During 2000, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes eligible software development costs incurred subsequent to completion of the preliminary project stage. After all substantial testing and deployment is completed and software is ready for its intended use, development costs are amortized over the shorter of the expected useful life of the software or five years. The impact on the consolidated financial statements as of and for the year ended December 31, 2000 was not material. Prior to adoption of SOP 98-1, the Company expensed these costs as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company monitors its long-lived assets to determine if indicators of impairment exist. The Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted estimated future operating cash flows. If impairment is indicated, the amount of such impairment is determined by comparing the carrying value of the asset to the present value of the estimated future cash flows associated with the use of the asset. As of December 31, 2000, no such indicators of impairment have been identified.

REVENUE RECOGNITION

         Revenue from sales of the Company's products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time the product is shipped. Revenues from royalties related to agreements with strategic partners are recognized when such amounts are reported to the Company. No royalty revenues have been recognized through December 31, 2000. Revenue from extended service agreements are deferred and recognized ratably over the period of the agreement.

         In accordance with the terms of a federal grant in which the Company participates, grant revenue is recognized as research expenses relating to the grant are incurred, provided that the amounts received are not refundable if the research is not successful.

         Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

         In December 1999, the Securities and Exchange Commission released
Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. In June 2000, the Staff issued Staff Accounting Bulletin No. 101B, "Second Amendment:
Revenue Recognition in Financial Statements" ("SAB 101B"). SAB 101B delayed the implementation of SAB 101, as amended, and did not have a material impact on the Company's financial position, results of operations or cash flows.

WARRANTY PROGRAMS

         The Company records a charge to cost of product revenue for the estimated cost that may be incurred under its initial warranty program at the time the related product is shipped.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed in the period incurred.

ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Advertising expenses were not significant for any of the years presented.

INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between the basis for financial reporting purposes and the tax bases of such assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

         SFAS No. 128, "Earnings Per Share," and SAB No. 98, prescribe standards for computing net income (loss) per share. Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect.

         Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

STOCK-BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"), effective July 1, 2000. Interpretation 44 clarifies guidance for certain issues that arose in the application of APB 25. The Company has applied the requirements of APB 25 as clarified by Interpretation 44.

COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in a full set of financial statements. In accordance with SFAS No. 130, there were no differences between net loss and comprehensive loss for any of the periods presented.

SEGMENT REPORTING

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires the use of a management approach in identifying the business segments of an enterprise. Management has determined that the Company operates in one business segment.

RECENT PRONOUNCEMENTS

         As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's financial statements for the year ending December 31, 2001. Management believes that this statement will not have a material impact on the Company's financial position or results of operations.

RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 - ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at December 31 (in thousands):

                                                 2000             1999
                                              -----------      -----------

Accounts receivable .....................     $     3,155      $      1405
Less allowance for doubtful accounts ....             (70)             (64)
                                              -----------      -----------
                                             $      3,085      $     1,341
                                              ===========      ===========

         The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 1997 ........................     $ --
         Additions charged to costs and expenses ....       14
         Write-offs of uncollectible accounts .......       --
                                                          ----
Balance at December 31, 1998 ........................       14
         Additions charged to costs and expenses ....       64
         Write-offs of uncollectible accounts .......      (14)
                                                          ----
Balance at December 31, 1999 ........................       64
         Additions charged to costs and expenses ....       94
         Write-offs of uncollectible accounts .......      (88)
                                                          ----
Balance at December 31, 2000 ........................     $ 70
                                                          ====

NOTE 3 - INVENTORIES

         Inventories consisted of the following at December 31 (in thousands):

                                              2000       1999
                                             ------     ------

Parts and supplies .....................     $2,002     $  663
Work-in-progress and finished goods ....        406         --
                                             ------     ------
                                             $2,408     $  663
                                             ======     ======

         As of December 31, 2000 and 1999, the Company had allowances for obsolete raw materials of $90,000 and $--, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                         2000          1999
                                                        -------      -------

Laboratory equipment ..............................     $ 2,179      $ 1,180
Leasehold improvements ............................       1,037          609
Computer equipment ................................         673          264
Purchased software and intangibles ................         480          123
Furniture and fixtures ............................         349          192
                                                        -------      -------
                                                          4,718        2,368
Less accumulated amortization and depreciation ....      (1,948)        (999)
                                                        -------      -------
                                                        $ 2,770      $ 1,369
                                                        =======      =======

NOTE 5 - INCOME TAXES

         As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $34.8 million and research and development credit carryforwards of approximately $828,000 that will begin to expire in 2010 if not utilized prior to that time.

         Current federal income tax laws impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change," as defined in such laws, of a corporation. The Company's utilization of the net operating losses will be subject to an annual limitation due to an "ownership change" resulting from the sales of equity securities. The annual limitations will result in the expiration of no more than $750,000 of net operating losses before utilization.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows (in thousands):

                                                               2000          1999
                                                             --------      --------

Deferred tax assets:
      Deferred revenue .................................     $    577      $    267
      Depreciable assets ...............................          352           147
      Accrued expenses and other .......................          192            40
      Net operating losses and credit carryforwards ....       13,692         6,855
      Start-up and organization costs ..................            5            11
      Stock compensation ...............................          538           467
                                                             --------      --------
Total deferred tax assets ..............................       15,356         7,787
      Valuation allowance for deferred tax assets ......      (15,274)       (7,764)
                                                             --------      --------
Net deferred taxes .....................................           82            23
Deferred tax liabilities:
      Prepaid expenses .................................          (82)          (23)
                                                             --------      --------
Total deferred tax liabilities .........................          (82)          (23)
                                                             --------      --------
Net deferred taxes .....................................     $     --      $     --
                                                             ========      ========

         The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $7.5 million during 2000. Approximately $2.8 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

         The Company's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                               Year Ended December 31,
                                             --------------------------
                                             2000       1999       1998
                                             ----       ----       ----

Statutory tax rate .....................     (34.0)%    (34.0)%    (34.0)%
State taxes, net of federal benefit ....     (2.9)      (3.0)      (3.0)
Nondeductible expenses .................      0.7        0.1       (1.0)
Research credit generated ..............     (2.3)      (2.7)      (2.6)
Other ..................................      0.4       (0.6)        --
Operating losses not benefited .........     38.1       40.2       38.6
                                             ----       ----       ----
                                               --%        --%        --%
                                             ====       ====       ====

NOTE 6 - NET LOSS PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                                       Year Ended December 31,
                                                                                 ------------------------------------
                                                                                   2000          1999          1998
                                                                                 --------      --------      --------

Basic and diluted:
Net loss applicable to common stockholders .................................     $(12,474)     $(12,608)     $ (5,596)
                                                                                 ========      ========      ========
Weighted average shares of common stock outstanding ........................       23,828        13,151        13,086
                                                                                 ========      ========      ========
Basic and diluted net loss per share .......................................     $  (0.52)     $  (0.96)     $  (0.43)
                                                                                 ========      ========      ========
Pro forma basic and diluted:
Net loss applicable to common stockholders .................................     $(12,474)     $(12,608)
Add back accretion of discount on convertible preferred stock ..............           --         3,406
                                                                                 --------      --------
Pro forma net loss applicable to common stockholders .......................     $(12,474)     $ (9,202)
                                                                                 ========      ========
Shares used above ..........................................................       23,828        13,151
Pro forma adjustment to reflect weighted average effect of assumed
          conversion of preferred stock ....................................        2,131         7,378
                                                                                 --------      --------
Shares used in computing pro forma basic and diluted net loss per share ....       25,959        20,529
                                                                                 ========      ========
Basic and diluted pro forma net loss per share .............................     $  (0.48)     $  (0.45)
                                                                                 ========      ========

         The Company has excluded all convertible preferred stock, outstanding stock options, outstanding warrants to purchase stock and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 12,152,479; 12,741,278 and 9,863,318, for the years ended December 31, 2000,
1999 and 1998, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share.

NOTE 7 - INITIAL PUBLIC OFFERING AND CAPITAL STOCK

INITIAL PUBLIC OFFERING

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

         On April 27, 2000, the underwriters of the initial public offering exercised a portion of their over-allotment option and purchased an additional 369,000 shares of the Company's common stock, generating additional proceeds to the Company of approximately $5.8 million, net of underwriting discounts and commissions.

STOCK SPLIT

         On March 30, 2000, the number of authorized shares of common stock was increased to 200,000,000. Additionally, on March 9, 2000, the Board of Directors of the Company approved a 2.04-for-1 stock split of common stock in the form of a stock dividend. All common stock and per share information has been adjusted to reflect the stock dividend as if such stock dividend had taken place at the inception of the Company.

PREFERRED STOCK

         The Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company's stockholders.

         The Company had previously issued Series A, Series B, Series C, Series D and Series E Convertible Preferred Stock. Concurrent with the initial public offering, these preferred stock shares were converted into common stock. The following table summarizes the Company's preferred stock.

                                     Number of       Conversion      Liquidation
  Description      Year Issued        Shares            Rate            Price
  -----------      -----------       ---------       ----------      -----------
   Series A         1995/1996         457,250          1:2.04          $  2.00
   Series B            1997           150,000          1:20.4          $ 40.00
   Series C            1998           151,571          1:20.4          $ 80.00
   Series D            1999            57,538          1:20.4          $120.00
   Series E            2000            25,000          1:20.4          $120.00

WARRANTS

         In 2000, the Company granted warrants to purchase 13,000 shares of the Company's common stock at $12.00 per share to a collaborative partner that expire on March 29, 2005. The Company recorded, in selling, general and administrative expense, stock compensation in the amount of $135,000 in connection with the issuance of these warrants. At December 31, 2000, the Company had outstanding warrants to purchase 426,258 shares of the Company's common stock at prices ranging from $1.96 to $12.00 per share. The warrants may be exercised, in whole or in part, at any time prior to various expiration dates between April 2, 2002 and March 29, 2005.

DISCOUNT ON CONVERTIBLE PREFERRED STOCK

         The Company recorded a beneficial conversion feature pursuant to the requirements of FASB Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," for certain shares of preferred stock issued in 1999. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock was convertible. The Company recorded a discount of $406,000 for Series D Stock issued in November 1999 and $3,000,000 for Series E Stock issued in December 1999. The total discount of $3,406,000 was immediately accreted as a preferred stock dividend since the Series D Stock and the Series E Stock were immediately convertible upon their issuance.

NOTE 8 - EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

         Under the Company's 1996 Stock Option Plan (the "1996 Plan") and the 2000 Long-Term Incentive Plan (the "2000 Plan"), certain employees, non-employees and non-employee directors have been granted options to purchase shares of common stock. The stock options generally vest on a monthly or annual basis over three years from the date of grant and expire either five or ten years after the date of grant. Since approval of the 2000 Plan in February 2000, no further option shares are authorized for issuance under the 1996 Plan.

         The Company's 2000 Plan allows the Company to grant a variety of incentive awards to key employees, directors and consultants of the Company. A maximum of 3.6 million shares of common stock were authorized for issuance under the 2000 Plan and can be awarded in the form of non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. A total of 1.7 million shares had been issued or cancelled as of December 31, 2000.

         The 1996 Plan and the 2000 Plan are administered by the Compensation and Stock Option Committee of the Board of Directors which has the authority to determine the terms and conditions under which options will be granted, including the number of shares, option price, vesting schedule and term. Under certain circumstances, the Company may repurchase previously granted options or shares issued upon the exercise of a previously granted option.

         During the years ended December 31, 2000 and 1999, the Company recorded deferred stock compensation of $2.3 million and $1.7 million in connection with certain stock options granted. The amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the Company's common stock at the time of such grants. During 2000, the Company granted options to purchase 255,000 shares of common stock with an exercise price of $11.76 per share and a fair value of $17 per share. During 1999, the Company granted options to purchase 218,481 shares of common stock with exercise prices ranging from $1.98 to $5.88 per share and fair values ranging from $3.92 and $15.30 per share. The deferred compensation amounts are being amortized over the vesting periods of the applicable options resulting in amortization of $1.7 million and $1.3 million in 2000 and 1999, respectively.

         A summary of the changes in stock options is as follows:

                                                                                         Weighted
                                                                       Range of           average
                                                                       exercise          exercise
                                                    Shares              prices             price
                                                --------------      --------------     --------------

Options outstanding, December 31, 1997 ....          1,685,040       $0.49 - $1.96     $         1.61
        Granted ...........................            574,260       $2.94 - $3.92     $         3.52
        Exercised .........................             (5,439)              $0.49     $         0.49
        Surrendered .......................            (10,881)      $0.49 - $2.94     $         1.96
                                                --------------      --------------     --------------
Options outstanding, December 31, 1998 ....          2,242,980       $0.49 - $3.92     $         2.10
        Granted ...........................          1,666,884       $1.96 - $5.88     $         4.03
        Exercised .........................            (33,905)      $0.49 - $1.96     $         1.38
        Surrendered .......................           (438,600)              $1.96     $         1.96
                                                --------------      --------------     --------------
Options outstanding, December 31, 1999 ....          3,437,359      $0.49 - $ 5.88     $         3.06
        Granted ...........................          1,718,000      $5.88 - $44.61     $         9.88
        Exercised .........................           (648,529)     $0.49 - $18.63     $         2.67
        Surrendered .......................            (64,184)     $1.96 - $17.00     $         5.86
                                                --------------      --------------     --------------
Options outstanding, December 31, 2000 ....          4,442,646      $0.49 - $44.61     $         9.71
                                                ==============      ==============     ==============


         The following table summarizes outstanding and exercisable options at December 31, 2000:

                                                Options outstanding                  Options exercisable
                                      --------------------------------------  --------------------------------
                                      Weighted average          Weighted        Number            Weighted
      Exercise            Number         remaining               average      exercisable          average
       price           outstanding    contractual life        exercise price  and vested        exercise price
  ---------------      -----------    ----------------        --------------  ----------        --------------
  $ 0.49 - $ 2.94       1,178,190          1.47                 $ 1.90        1,045,590            $ 1.84
  $ 3.92 - $ 5.88       1,572,788          3.48                 $ 4.18          676,888            $ 4.21
  $11.76 - $18.63       1,107,168          8.89                 $15.98          210,147            $15.79
  $24.75 - $29.63         446,500          9.91                 $25.22            1,666            $29.63
  $30.25 - $44.61         138,000          9.68                 $38.84            1,111            $35.63
                        ---------                                             ---------
                        4,442,646                                             1,935,402
                        =========                                             =========

         SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions:

                                                    2000        1999        1998
                                                   ------      ------      ------
Dividend yield ...............................        0.0%        0.0%        0.0%
Expected volatility ..........................        0.6%        0.0%        0.0%
Risk-free rate of return .....................        5.0%        6.0%        6.0%
Expected life ................................      5 yrs       5 yrs       5 yrs
                                                   ------      ------      ------
Weighted Average Fair Value at Grant Date ....     $19.52      $ 1.04      $ 0.84
                                                   ======      ======      ======

         For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting periods. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                         Year Ended December, 31
                                                ------------------------------------------
                                                   2000            1999            1998
                                                ----------      ----------      ----------
Net loss as reported ......................     $  (12,474)     $   (9,202)     $   (5,596)
Pro forma net loss ........................        (15,638)         (9,468)         (5,753)
Diluted net loss per share as reported ....          (0.52)          (0.70)          (0.43)
Pro forma diluted net loss per share ......          (0.66)          (0.72)          (0.44)

EMPLOYEE SAVINGS PLANS

         Beginning in 1998, the Company utilized a Savings Incentive Match Plan for Employees ("SIMPLE") under Section 408(p) of the Internal Revenue Code. Each employee of the Company was eligible to contribute up to $6,000 annually. The Company matched such contributions on a dollar-for-dollar basis up to the lesser of 3% of the employee's gross salary compensation or $6,000. All employee and employer contributions were immediately vested. The Company's contributions totaled approximately $128,000, $92,000 and $40,000 in 2000, 1999 and 1998,
respectively.

         Effective January 1, 2001, the Company ceased its SIMPLE plan and began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code. In accordance with this plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. Each employee can contribute a percentage of compensation up to a maximum of $10,500 per year with the Company matching 50% of each employee's contributions.

RESTRICTED STOCK AWARDS

         Restricted stock awards may be granted at the discretion of the Board of Directors under the 2000 Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the employee's agreement. During the year ended December 31, 2000, the Company awarded 15,000 shares of restricted common stock, which had a fair value at the date of grant of $566,250. Compensation under the plan is charged to expense over the restriction period and amounted to $78,000 in 2000. As of December 31, 2000, the Company had $487,000 of deferred stock compensation relating to restricted stock awards.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASE ARRANGEMENTS

         The Company has various operating leases related primarily to its office facilities. Rental expense for these operating leases for the years 2000, 1999 and 1998 totaled approximately $548,000, $399,000 and $152,000, respectively.

         Minimum annual rental commitments as of December 31, 2000 under noncancellable leases for each of the next five years and in the aggregate were as follows (in thousands):

                   Year Ended December 31,
---------------------------------------------------------------------
2001..........................................................  $500
2002..........................................................   269
2003..........................................................    93
2004..........................................................     5
Thereafter....................................................    --
                                                                ----
         Total................................................  $867
                                                                ====

LEGAL PROCEEDINGS

         As a result of a procedural omission by the Company's prior patent counsel, the Company is unable to obtain a patent in Japan and certain other countries for the Company's method of "real time" detection and quantification of multiple analytes from a single sample. On January 31, 2001, the Company filed a lawsuit alleging negligence on the part of its prior patent counsel in this matter. At this time, management cannot predict whether this lawsuit will be successful and, if so, the amount of any damages that may be recovered.

NOTE 10 - RELATED PARTY TRANSACTIONS

         In December 1999, the Company issued 51,000 shares of Series E convertible preferred stock for an aggregate price of $3,000,000 to Koerner Capital Corporation, of which John E. Koerner III, one of the Company's directors is the sole stockholder.

         On June 1, 1999, the Company entered into a consulting agreement with a director of Luminex for consulting services. In consideration for those services, the Company paid the director $5,833 per month. On November 1, 1999, the Company amended that agreement to increase the amount of consulting services provided to the Company and to increase the consulting fee to $11,666 per month. In addition, the Company issued stock options for the purchase of 51,000 shares of the Company's common stock to this Director. The Company recorded compensation expense related to these options of approximately $1.0 million and $332,000 in 2000 and 1999, respectively. The consulting agreement terminated on October 31, 2000.

         The Company purchased certain office and laboratory equipment from Inland Labs on January 19, 1998 for $769,766, which was based on the net book value of the assets acquired by Inland Labs prior to July 1, 1995, and the cost of assets acquired by Inland Labs subsequent to June 30, 1995. An officer of the Company was paid $208,782 in cash and was issued 286,102 shares of the Company's common stock in connection with the transaction. A committee of outside directors determined that the transaction was fair and in the best interest of the Company and its stockholders.

         In conjunction with the issuance of the Series C Preferred Stock in 1998, the Company made cash payments totaling approximately $849,000 to Loewenbaum & Co. ("Loewenbaum"), which acted as the placement agent for the Series C Preferred Stock. G. Walter Loewenbaum is a major stockholder and Director of Luminex and is Chairman and Chief Executive Officer of Loewenbaum. The cash was paid to Loewenbaum as the placement fee for the Series C Preferred Stock.

NOTE 11 - JOINT VENTURE RESEARCH ARRANGEMENT

         The Company, along with a joint venture partner, was granted a special assistance award in October 1998, by the National Institute of Standards and Technology to conduct liquid array technology development. The government grant was reinstated July 1, 2000 with a new joint venture partner after being temporarily suspended in September 1999 when the prior joint venture partner withdrew due to a change in its business strategy. The Company incurred expenses related to liquid array development activities totaling approximately $377,000 and $600,000 and recognized grant revenues of approximately $466,000 and $506,000 during 2000 and 1999, respectively.

NOTE 12 - SEGMENT INFORMATION

          We operate in one business segment, biological testing in the life sciences industry. Luminex presently has no foreign operations but does export its products to customers outside the United States. The table below provides information regarding product revenues from our sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

                                                   2000            1999            1998
                                                ----------      ----------      ----------


  Domestic .................................     $  5,966        $  2,223       $   340
  Foreign:
    Europe .................................        1,392             259            44
    Asia ...................................          361             106            --
    Other ..................................          405              18             2
                                                 --------        --------       -------
                                                 $  8,124        $  2,606       $   386
                                                 ========        ========       =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our annual meeting of stockholders to be held on or about May 24, 2001. Our 2001 proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

         Certain information with respect to our executive officers is set forth under the caption "Executive Officers" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference to the sections entitled "Executive Compensation" contained in our proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships is incorporated by reference to the section entitled "Certain Transactions" contained in our proxy statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         (1)      Financial Statements:

                  The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

         (2)      Financial Statement Schedules:

                  All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

         (3)      Exhibits:


EXHIBIT
NUMBER        DESCRIPTION OF DOCUMENT
------        -----------------------
3.1*          Restated Certificate of Incorporation of the Company.

3.2*          Amended and Restated Bylaws of the Company.

4.1* Warrant for the Purchase of Shares of Common Stock dated as of April 2, 1997 by and between the Company and Southcoast Capital
              Corporation.

10.1*         1996 Stock Option Plan of the Company, as amended.

10.2*         Form of Stock Option Agreement of the Company.

10.3*         Form of Incentive Stock Option Agreement of the Company.

10.4*         2000 Long-Term Incentive Plan of the Company.

10.5*         Form of Stock Option Award Agreement of the Company.

10.6*+ Development and Supply Agreement dated as of March 19, 1999 by and between the Company and Bio-Rad Laboratories, Inc.

10.7*+        Amendment to Development and Supply Agreement dated as of January
              13, 2000 by and between the Company and Bio-Rad Laboratories, Inc.

10.8+         Second Amendment to Development and Supply Agreement dated as of
              June 12, 2000 by and between the Company and Bio-Rad Laboratories,
              Inc.

10.9*+        Agreement for Electronic Manufacturing Services dated as of
              January 1, 2000 by and between the Company and Sanmina
              Corporation.

10.10* Consultant Agreement dated as of June 1, 1999 by and between the Company and A. Sidney Alpert.

10.11* Amendment to Consultant Agreement dated as of November 1, 1999 by and between the Company and A. Sidney Alpert.

10.12* Standard Commercial Lease Agreement dated as of August 21, 1989 by and between the Company and Aetna Life Insurance Company, as amended, for facilities situated at 12112 Technology Boulevard, Austin, Texas 78727.

10.13         Sixth Amendment to Lease Agreement between Aetna Life Insurance
              Company, as Landlord, and Luminex Corporation, as Tenant, dated
              April 25, 2000.

10.14* Sublease Agreement dated as of December 20, 1999 by and between the Company and American Innovations, Ltd., for facilities situated at 12112 Technology Boulevard, Austin, Texas 78727.

10.15*        First Amendment to Sublease Agreement dated as of December 20,
              1999 by and between the Company and American Innovations, Ltd., for facilities situated at 12112 Technology Boulevard, Austin, Texas 78727.

10.16* Form of Employment Agreement between the Company and each of Mark B Chandler, Ph.D., Michael L. Bengtson, Gail S. Page, Van S. Chandler, Randel S. Marfin, Ralph L. McDade, Ph.D., James L. Persky and Michael D. Spain, M.D.

10.17 Restricted Stock Agreement dated as of October 2, 2000 by and between the Company and Gail S. Page.

21.1          Subsidiaries of the Company.

23.1          Consent of Independent Auditors.

24.1 Power of Attorney (incorporated in the signature page of this report).

----------

    * Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended, and incorporated herein by this reference.

    + Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act and Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

(c)      See Exhibits listed under Item 14(a)(3)

                                   SIGNATURES


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2001.

                                       LUMINEX CORPORATION

                                       By: /s/ MARK B. CHANDLER, PH.D.
                                           -------------------------------------
                                           Mark B. Chandler, Ph.D.
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Mark B. Chandler, Ph.D., and Michael L. Bengtson, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                               TITLE                                       DATE
----------                               -----                                       ----

/s/ MARK B. CHANDLER, PH.D.              Chairman of the Board, President            March 22, 2001
------------------------------           and Chief Executive Officer
Mark B. Chandler, Ph.D.                  (principal executive officer)

/s/ JAMES L. PERSKY                      Chief Financial Officer                     March 22, 2001
------------------------------           (principal financial officer)
James L. Persky

/s/ HARRISS T. CURRIE                    Controller                                  March 22, 2001
------------------------------           (principal accounting officer)
Harriss T. Currie

/s/ A. SIDNEY ALPERT                     Director                                    March 22, 2001
------------------------------
A. Sidney Alpert

/s/ C. THOMAS CASKEY, M.D.               Director                                    March 22, 2001
------------------------------
C. Thomas Caskey, M.D.

/s/ ROBERT J. CRESCI                     Director                                    March 22, 2001
------------------------------
Robert J. Cresci

/s/  FRED C. GOAD, JR.                   Director                                    March 22, 2001
------------------------------
Fred C. Goad, Jr.

/s/ LAURENCE E. HIRSCH                   Director                                    March 22, 2001
------------------------------
Laurence E. Hirsch

/s/ JIM D. KEVER                         Director                                    March 22, 2001
------------------------------
Jim D. Kever

/s/  JOHN E. KOERNER, III                Director                                    March 22, 2001
------------------------------
John E. Koerner, III

/s/ G. WALTER LOEWENBAUM                 Director                                    March 22, 2001
------------------------------
G. Walter Loewenbaum

/s/  WILLIAM L. ROPER, M.D.              Director                                    March 22, 2001
------------------------------
William L. Roper, M.D.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

3.1*          Restated Certificate of Incorporation of the Company.

3.2*          Amended and Restated Bylaws of the Company.

4.1* Warrant for the Purchase of Shares of Common Stock dated as of April 2, 1997 by and between the Company and Southcoast Capital
              Corporation.

10.1*         1996 Stock Option Plan of the Company, as amended.

10.2*         Form of Stock Option Agreement of the Company.

10.3*         Form of Incentive Stock Option Agreement of the Company.

10.4*         2000 Long-Term Incentive Plan of the Company.

10.5*         Form of Stock Option Award Agreement of the Company.

10.6*+ Development and Supply Agreement dated as of March 19, 1999 by and between the Company and Bio-Rad Laboratories, Inc.

10.7*+        Amendment to Development and Supply Agreement dated as of January
              13, 2000 by and between the Company and Bio-Rad Laboratories, Inc.

10.8+         Second Amendment to Development and Supply Agreement dated as of
              June 12, 2000 by and between the Company and Bio-Rad Laboratories,
              Inc.

10.9*+        Agreement for Electronic Manufacturing Services dated as of
              January 1, 2000 by and between the Company and Sanmina
              Corporation.

10.10* Consultant Agreement dated as of June 1, 1999 by and between the Company and A. Sidney Alpert.

10.11* Amendment to Consultant Agreement dated as of November 1, 1999 by and between the Company and A. Sidney Alpert.

10.12* Standard Commercial Lease Agreement dated as of August 21, 1989 by and between the Company and Aetna Life Insurance Company, as amended, for facilities situated at 12112 Technology Boulevard, Austin, Texas 78727.

10.13         Sixth Amendment to Lease Agreement between Aetna Life Insurance
              Company, as Landlord, and Luminex Corporation, as Tenant, dated
              April 25, 2000.

10.14* Sublease Agreement dated as of December 20, 1999 by and between the Company and American Innovations, Ltd., for facilities situated at 12112 Technology Boulevard, Austin, Texas 78727.

10.15*        First Amendment to Sublease Agreement dated as of December 20,
              1999 by and between the Company and American Innovations, Ltd., for facilities situated at 12112 Technology Boulevard, Austin, Texas 78727.

10.16*        Form of Employment Agreement between the Company and each of Mark
              B Chandler, Ph.D., Michael L. Bengtson, Gail S. Page, Van S.
              Chandler, Randel S. Marfin, Ralph L. McDade, Ph.D., James L.
              Persky and Michael D. Spain, M.D.

10.17 Restricted Stock Agreement dated as of October 2, 2000 by and between the Company and Gail S. Page.

21.1          Subsidiaries of the Company.

23.1          Consent of Independent Auditors.

24.1 Power of Attorney (incorporated in the signature page of this report).

----------

    * Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended, and incorporated herein by this reference.

    + Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act and Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.