Form 10-Q
period 2001-03-31
LUMINEX CORP
filed 2001-05-14
CIK 1033905

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                -----------------


                                    FORM 10-Q


                 /X/ Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for
                           the quarterly period ended
                                 March 31, 2001

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

         There were 28,250,660 shares of the Company's Common Stock, par value $.001 per share, outstanding on May 9, 2001.

                                      INDEX



                                                                                                        Page
                                                                                                        ----

PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 2001 and
                  December 31, 2000 ................................................................     3

              Condensed Consolidated Statements of Operations for the three months ended
                  March 31, 2001 and March 31, 2000 ................................................     4

              Condensed Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2001 and March 31, 2000 ................................................     5

              Notes to Condensed Consolidated Financial Statements .................................     6

              Independent Accountants' Review Report ...............................................     8

      Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ........................................................     9

              Factors That May Affect Future Results ...............................................    12

      Item 3. Quantitative and Qualitative Disclosure about Market Risk ............................    18


PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K ....................................................    19


SIGNATURES .........................................................................................    20

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS

                               LUMINEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                                                       March 31,        December 31,
                                                                                         2001               2000
                                                                                    --------------     --------------
                                                                                     (unaudited)
Current assets:
      Cash and cash equivalents ................................................    $       26,298     $        7,106
      Short-term investments ...................................................            41,512             66,521
      Accounts receivable, net .................................................             3,784              3,085
      Inventories ..............................................................             4,117              2,408
      Other ....................................................................             1,195              1,739
                                                                                    --------------     --------------
          Total current assets .................................................            76,906             80,859

      Property and equipment, net ..............................................             3,405              2,770
      Other long-term assets ...................................................                39                 39
                                                                                    --------------     --------------
          Total assets .........................................................    $       80,350     $       83,668
                                                                                    ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .........................................................    $        1,626     $        2,741
      Accrued liabilities ......................................................               879                673
      Deferred revenue .........................................................               793                666
                                                                                    --------------     --------------
          Total current liabilities ............................................             3,298              4,080

Long-term deferred revenue .....................................................               700                900
                                                                                    --------------     --------------
          Total liabilities ....................................................             3,998              4,980

Stockholders' equity:
      Common stock .............................................................                28                 28
      Additional paid-in capital ...............................................           117,030            115,651
      Deferred stock compensation ..............................................            (1,295)            (1,529)
      Accumulated deficit ......................................................           (39,411)           (35,462)
                                                                                    --------------     --------------
          Total stockholders' equity ...........................................            76,352             78,688
                                                                                    --------------     --------------
          Total liabilities and stockholders' equity ...........................    $       80,350     $       83,668
                                                                                    ==============     ==============




See Independent Accountants' Review Report.

                               LUMINEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                              Three Months Ended
                                                                   March 31,
                                                          -------------------------
                                                            2001             2000
                                                          --------         --------
                                                                 (unaudited)
Revenue:
       Product ...................................        $  3,595         $  1,390
       Grant .....................................             269               --
                                                          --------         --------
           Total revenue .........................           3,864            1,390
       Cost of product revenue ...................           2,610              723
                                                          --------         --------
           Gross profit ..........................           1,254              667
Operating expenses:
       Research and development ..................           2,832            1,333
       Selling, general and administrative .......           3,450            2,057
                                                          --------         --------
           Total operating expenses ..............           6,282            3,390
                                                          --------         --------
Loss from operations .............................          (5,028)          (2,723)
       Interest income ...........................           1,079              112
                                                          --------         --------
Net loss .........................................        $ (3,949)        $ (2,611)
                                                          ========         ========
Net loss per share, basic and diluted ............        $  (0.14)        $  (0.19)
                                                          ========         ========
Shares used in computing net loss
     per share, basic and diluted ................          27,895           13,405





See Independent Accountants' Review Report.

                               LUMINEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Three Months Ended
                                                                                  March 31,
                                                                            -----------------------
                                                                              2001           2000
                                                                            --------       --------
                                                                                 (unaudited)

Operating activities:
     Net loss ........................................................      $ (3,949)      $ (2,611)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization ..............................           367            166
          Stock compensation .........................................           233            785
     Changes in operating assets and liabilities:
          Accounts receivable ........................................          (699)          (131)
          Inventories ................................................        (1,709)          (498)
          Other ......................................................           544            (28)
          Accounts payable ...........................................        (1,115)           288
          Accrued liabilities ........................................           206             (9)
          Deferred revenue ...........................................           (73)           560
                                                                            --------       --------
Net cash used in operating activities ................................        (6,195)        (1,478)
                                                                            --------       --------

Investing activities:
     Net maturities of short-term investments ........................        25,009          3,944
     Purchase of property and equipment ..............................        (1,002)          (456)
     Other ...........................................................            --            (74)
                                                                            --------       --------
Net cash provided by investing activities ............................        24,007          3,414
                                                                            --------       --------

Financing activities:
     Proceeds from issuance of common stock ..........................         1,380            626
     Stock issuance costs ............................................            --           (293)
                                                                            --------       --------
Net cash provided by financing activities ............................         1,380            333
                                                                            --------       --------

Increase in cash and cash equivalents ................................        19,192          2,269
Cash and cash equivalents, beginning of period .......................         7,106          4,083
                                                                            --------       --------
Cash and cash equivalents, end of period .............................        26,298          6,352
                                                                            ========       ========

Supplemental disclosure of noncash activities:
     Proceeds from initial public offering ...........................      $     --       $ 71,145
     Conversion of preferred stock ...................................      $     --       $ 28,946
     Accrued stock issuance costs ....................................      $     --       $   (908)





See Independent Accountants' Review Report.

                               LUMINEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

NOTE 2--INVENTORIES

         Inventories consisted of the following (in thousands):

                                                      March 31,         December 31,
                                                        2001                2000
                                                   --------------      --------------
Parts and supplies ..........................      $        3,750      $        2,002
Work-in-progress and finished goods .........                 367                 406
                                                   --------------      --------------
                                                   $        4,117      $        2,408
                                                   ==============      ==============

NOTE 3--NET LOSS PER SHARE

         In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.

         The Company has excluded all potentially dilutive securities such as convertible preferred stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company's net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 4,555,916 and 12,528,676 for the three months ended March 31, 2001 and 2000, respectively.

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




See Independent Accountants' Review Report.

                               LUMINEX CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3--NET LOSS PER SHARE (CONTINUED)

         The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                             ---------------------------
                                                                                                2001             2000
                                                                                             ----------       ----------
Basic and diluted:
     Net loss .........................................................................      $   (3,949)      $   (2,611)
                                                                                             ==========       ==========

Weighted average shares of common stock outstanding ...................................          27,895           13,405
                                                                                             ==========       ==========

Net loss per share, basic and diluted .................................................      $    (0.14)      $    (0.19)
                                                                                             ==========       ==========

Net loss per share:
    Shares used above .................................................................          27,895           13,405
   Add:  Pro forma adjustment to reflect weighted average effect of assumed
      conversion of preferred stock ...................................................              --            8,672
                                                                                             ----------       ----------
   Shares used in computing, basic and diluted pro forma net loss per share,
      basic and diluted pro forma .....................................................          27,895           22,077
                                                                                             ==========       ==========

   Net loss per share, basic and diluted pro forma ....................................      $    (0.14)      $    (0.12)
                                                                                             ==========       ==========




See Independent Accountants' Review Report.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of
Luminex Corporation:

      We have reviewed the accompanying condensed consolidated balance sheet of Luminex Corporation as of March 31, 2001 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 for them to be in conformity with accounting principles generally accepted in the United States.

      We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Luminex Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended [not presented herein] and in our report dated January 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                           /s/ Ernst & Young LLP

Austin, Texas
April 19, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this report, our Form 10-K for the year ended December 31, 2000 and "Factors That May Affect Future Results" in this report.

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

OVERVIEW

         For the three months ended March 31, 2001 and 2000, we had net losses of $ 3.9 million and $ 2.6 million, respectively. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including the rate of market acceptance of current and new products, the timing of the introduction by our strategic partners of commercial products based on our technology, the timing of regulatory approvals, our ability to scale up manufacturing operations and avoid component shortages, the introduction of new products by our competitors, the timing and extent of our research and development efforts and the timing of significant orders. Our limited operating history makes accurate predictions of future operations difficult or impossible.

         Our ability to achieve sustained profitability will depend upon our ability to continue to enter into strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will also result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. Through March 31, 2001, we have entered into strategic partnerships with 29 companies.

         Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Generally, these criteria are met at the time our product is shipped. We expect that each system's sale will generate a recurring revenue stream from the sale of consumable products. In addition, we expect to generate royalty revenue from some of our strategic partners as they sell products incorporating our technology or provide testing services to third parties using our technology. In accordance with the terms of a federal grant which we have received, grant revenue is recorded as research expenses relating to the grant are incurred, provided that the amounts received are not refundable if the research is not successful. Receipt of future grant revenue will be dependent upon, among other things, the continued participation of our joint venture partner.

         Cost of product revenue consists of direct and indirect manufacturing, quality control, training, customer service and warranty costs. Our operating expenses have consisted primarily of costs incurred in research and development, manufacturing scale-up and business development and from general and administrative costs associated with our operations. We expect our research and development expenses to increase in the future as we continue to develop both new products and our bioinformatics group. Our bioinformatics group will be incurring research and development expenses, including expenses related to the acquisition of blood samples, development of assays, development of software that will capture the data and analyze the results and establishment of the laboratory. Our selling and marketing expenses will increase as we continue to commercialize our products, and general and administrative expenses will increase as we add personnel and expand our facilities.

         Deferred stock compensation represents the difference between the deemed fair value of our common stock and the exercise price of options or warrants or the fair market value of restricted stock grants. For options granted to employees and directors, this difference is calculated as of the grant date and amortized ratably over the vesting period. For options or warrants granted to consultants, the difference is recognized as of the vesting date with adjustments made to the recognized deferred compensation amount up and until that time based on the market value of our common stock. As a result of stock options, warrants and restricted stock grants, we recorded $233,000 and $785,000 in deferred stock compensation expense in the quarters ended March 31, 2001 and 2000, respectively, and $2.4 million in deferred stock compensation expense in the year ended December 31, 2000. Total unamortized deferred stock compensation as of March 31, 2001 was $1.3 million, and as of December 31, 2000 was $1.5 million.

         Total deferred revenue as of March 31, 2001 was $1.5 million and consisted of (i) payments received for sales to customers with rights of return that had not yet expired and (ii) upfront payments from strategic partners to be used for the purchase of instruments or to be applied towards future royalty payments. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase systems or apply such amounts against royalty payments or instrument purchases.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Revenue. Product revenue increased 159% to $3.6 million for the three months ended March 31, 2001. The increase was primarily attributable to increased sales of Luminex 100 systems, with 115 systems placed in the first quarter of 2001 compared with 36 systems placed in the first quarter of 2000. We also placed 90 Luminex XY Platforms in the first quarter of 2001 compared with 63 placed in the first quarter of 2000. In addition, consumable sales increased by 295% to $628,000, which is attributable to the increase in the installed base of Luminex 100 systems.

         Included in the three months ended March 31, 2001 is $269,000 of revenue associated with a government grant. The government grant was reinstated July 1, 2000 with a new joint venture partner after being temporarily suspended in September 2000 when our prior joint venture partner withdrew due to a change in its business strategy. The extension of the grant will span three years and will fund approximately 80% of our estimated total direct project costs.

         A breakdown of revenue for the three months ended March 31, 2001 and 2000 is as follows (in thousands):


                                          Three Months Ended
                                              March 31,
                                      --------------------------
                                         2001           2000
                                      ----------      ----------

System sales ...................      $    2,785      $    1,178
Consumable sales ...............             628             159
Grant revenue ..................             269              --
Other revenue ..................             182              53
                                      ----------      ----------
       Total revenue ...........      $    3,864      $    1,390
                                      ==========      ==========



         Gross Profit. Gross profit increased by 88% to $1.3 million for the three months ended March 31, 2001. Gross margin (gross profit as a percentage of total revenue) decreased from 48% for the three months ended March

31, 2000 to 32% for the three months ended March 31, 2001. The decrease in gross margin was primarily attributable to lower average selling prices of our systems, resulting from increased discounted sales to strategic partners. Also, higher costs of product revenue in the current year quarter resulted from increased material costs and higher customer service and maintenance costs.

         Research and Development Expense. Research and development expenses increased 113% to $2.8 million for the three months ended March 31, 2001. The increase was attributable to several factors, including increased personnel cost of $440,000 due to an increased number of employees and increased consumption of parts and supplies of $1.2 million related to the development of new products.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 68% to $3.5 million for the three months ended March 31, 2001. The increase was attributable to several factors, including (i) increased personnel costs of $712,000 due to growth in employment,
(ii) increased sales and marketing expenses including travel and entertainment of $364,000 incurred to support business development activities, and increased advertising and public relations activities, (iii) increased professional expenses of $267,000 and (iv) increased facilities costs of $150,000 due to the expansion of our facilities. These increases in SG&A expenses were partially offset by a $465,000 reduction of non-cash stock compensation expenses.

         Interest Income. Interest income increased by 863% to $1.1 million for the three months ended March 31, 2001. The increase was attributable to an increase in the average cash and short-term investment balances, resulting from investment of the net proceeds of our initial public offering received in April 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, we held cash, cash equivalents and short-term investments of $67.8 million and had working capital of $73.6 million. At December 31, 2000, we held cash, cash equivalents and short-term investments of $73.6 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

         Cash used in operations was $6.2 million for the three months ended March 31, 2001, compared with $1.5 million for the three months ended March 31, 2000. Purchases of property and equipment for the three months ended March 31, 2001 totaled $1.0 million, compared with $456,000 for the three months ended March 31, 2000.

         We expect to incur increasing research and development expenses and selling, general and administrative expenses, including expenses related to additions to personnel, increased production and commercialization efforts and increased expenditures for product development and for the development of our bioinformatics group. Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, the availability of government research grants, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. We believe that our existing cash, cash equivalents and short term-investments will be sufficient to fund our operating expenses and capital equipment requirements through at least March 31, 2002.

         We have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. There can be no assurance that additional funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms.

FACTORS THAT MAY AFFECT FUTURE RESULTS

IF OUR TECHNOLOGY AND PRODUCTS DO NOT BECOME WIDELY USED IN THE LIFE SCIENCES INDUSTRY, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.

         Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. However, compared to certain other technologies, our LabMAP(TM) technology is new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its adoption as a method to perform bioassays. In order to be successful, we must convince potential customers to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

o convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, research, clinical and biomedical testing and analysis;

o manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

o        place and service sufficient quantities of our products.

         Because of these and other factors, our products may not gain sufficient market acceptance to achieve profitability.

OUR BUSINESS PLAN MAY NOT SUCCEED UNLESS WE ESTABLISH MEANINGFUL AND SUCCESSFUL RELATIONSHIPS WITH OUR STRATEGIC PARTNERS.

         Our strategy for the development and commercialization of our LabMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. Our ability to enter into agreements with additional partners depends in part on convincing them that our technology can help achieve and accelerate their goals or efforts. We will expend substantial funds and management efforts with no assurance that any additional strategic relationships will result. We cannot assure you that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our LabMAP technology, which may hinder or prevent strategic relationships. Termination of strategic relationships, or the failure to enter into a sufficient number of additional agreements on favorable terms, could reduce sales of our products, lower margins on our products and limit the creation of market demand and acceptance.

         Our business plan contemplates that a significant portion of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot predict future sales and royalty revenues because our existing strategic partner agreements do not include minimum purchase requirements. In addition, we do not have the right or ability to provide incentives to our strategic partners' sales personnel to sell products based on LabMAP technology or to control the timing of the release of products by our strategic partners. The amount of these revenues will depend on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

THE LIFE SCIENCES INDUSTRY IS HIGHLY COMPETITIVE AND SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE MAY NOT HAVE THE RESOURCES NECESSARY TO SUCCESSFULLY COMPETE.

         We compete with companies in the United States and abroad that are engaged in the development and production of similar products. We will continue to face intense competition from existing competitors as well as other companies seeking to develop new technologies. Many of our competitors have access to greater financial, technical, scientific, research, marketing, sales, distribution, service and other resources than we do. These companies may develop technologies that are superior alternatives to our technologies or may be more effective at commercializing their technologies in products.

         The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our current or future competitors. In addition, the introduction or announcement of new products by us or by others could result in a delay of or decrease in sales of existing products, as customers evaluate these new products. Our future success will depend on our ability to compete effectively against current technologies as well as to respond effectively to technological advances.

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

         We have obtained and filed a number of patents in the United States on various aspects and applications of our technology and have pending applications in certain foreign jurisdictions. In Japan, due to a procedural omission by our previous patent counsel, we are unable to obtain patent protection for our method of "real time" detection and quantification of multiple analyses from a single sample similar to the protection we have obtained in the United States, although we are pursuing patent protection in Japan for other aspects of our technology. As a result, we may not be able to prevent competitors from developing and marketing technologies similar to our LabMAP technology in Japan.

         We require our employees and consultants to execute confidentiality agreements. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.

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

WE HAVE ONLY PRODUCED OUR PRODUCTS IN LIMITED QUANTITIES AND WE MAY EXPERIENCE PROBLEMS IN SCALING UP OUR MANUFACTURING OPERATIONS OR DELAYS OR COMPONENT SHORTAGES THAT COULD LIMIT THE GROWTH OF OUR REVENUE.

         To date, we have produced our products in limited quantities compared to the quantities necessary to achieve projected revenues. We may not be able to produce sufficient quantities or maintain consistency between differing lots of consumables. If we encounter difficulties in scaling up our manufacturing operations due to, among other things, quality control and quality assurance and component and raw material supplies, we will likely experience reduced sales of our products, increased repair or re-engineering costs due to product returns and defects and increased expenses due to switching to alternate suppliers, any of which would reduce our revenues and gross margins.

         We presently outsource certain aspects of the assembly of our systems to contract assemblers. In addition, certain key components of our product line are currently purchased from a limited number of outside sources and may only be available through a few sources. We do not have agreements with all of our suppliers. Our reliance on our suppliers and contract assemblers exposes us to risks including:

o the possibility that one or more of our suppliers or our assemblers could terminate their services at any time without penalty;

o        the potential inability of our suppliers to obtain required components;

o the potential delays and expenses of seeking alternate sources of supply or manufacturing services; and

o reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers.

         Consequently, in the event that supplies of components or work performed by any of our assemblers are delayed or interrupted for any reason, our ability to produce and supply our products could be impaired.

OUR NEWLY FORMED BIOINFORMATICS GROUP IS SUBJECT TO ADDITIONAL RISKS AND UNCERTAINTIES.

         Our bioinformatics group seeks to identify associations among the proteins in blood that cause disease. We intend to identify these associations by testing different blood samples for a large number of protein markers. The creation of this database will be dependent on our ability to obtain a sufficient number of blood samples and related medical histories to permit the observation of these associations. These blood samples may need to include multiple samples from persons who developed diseases over the period of time during which the samples were collected. In addition, we will need to create large panels of bioassays to test the blood samples. To the extent we are unable to obtain sufficient quantities of relevant blood samples and medical histories, or cannot develop a large panel of bioassays to test the samples, we will not be able to create the database or to produce meaningful information from it.

         If we encounter difficulties in developing the bioinformatics software that will be used to analyze the database information or in maintaining the database, our ability to identify useful information from the database will be adversely affected. Our efforts to create the database and create algorithms to analyze the information that will be contained in the database have only recently begun. There can be no assurance that these efforts will be successful or lead to useful scientific information. Our ability to attract customers for any information that may be developed will be heavily dependent upon the successful completion of the database and the analyses thereof within the expected time frames. In addition, because our bioinformatics business will require manipulating and analyzing large amounts of data, we will be dependent on the continuous, effective, reliable and secure operation of our computer hardware, software, networks and related infrastructure. We expect that this database and the bioinformatics software will be complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND TO RETAIN OUR MANAGEMENT AND STAFF.

         We depend on the principal members of our management and scientific staff, including our research and development, customer support, technical service and sales staff. The loss of services of any of our key members of management could delay or reduce our product development, sales and customer support efforts. In addition, recruiting and retaining qualified scientific and other personnel to perform research and development, customer support, technical service and sales work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. There can be no assurance that we will be able to attract additional and retain existing personnel.

IF WE FAIL TO COMPLY WITH THE EXTENSIVE GOVERNMENTAL REGULATIONS THAT AFFECT OUR BUSINESS, WE COULD BE SUBJECT TO ENFORCEMENT ACTIONS, INJUNCTIONS AND CIVIL AND CRIMINAL PENALTIES THAT COULD DELAY OR PREVENT MARKETING OF OUR PRODUCTS.

         The production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the Food and Drug Administration in the United States and by similar agencies in other countries. Some of our products and products based on our technology expected to be produced by our strategic partners for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. No such approvals or clearances have yet been obtained by us or by any of our strategic partners. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, we are also required to comply with FDA requirements relating to laser safety.

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

         Our customers include clinical diagnostic, pharmaceutical, biotechnological, chemical and industrial companies, and the capital spending policies of these companies can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including governmental regulation or price controls, the resources available for purchasing research equipment, the spending priorities among various types of analytical equipment and the policies regarding capital expenditures during recessionary periods. Any decrease in capital spending by life sciences companies could cause our revenues to decline and impact our profitability.

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

OUR LIMITED OPERATING HISTORY AND RELIANCE ON STRATEGIC PARTNERS TO MARKET OUR PRODUCTS MAKES FORECASTING DIFFICULT.

         Because of our limited operating history, it is difficult to accurately forecast future operating results. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. As a result, if we do not achieve our expected revenues, our operating results will be below our expectations. The level of our revenues will depend upon the rate and timing of the adoption of our technology as a method to perform bioassays. Due to our limited operating history, predicting this timing and rate of adoption is difficult.

         In addition, we anticipate that a large percentage of future sales of our products, and products incorporating our technology, will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:

o We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

o Our strategic partners are not committed to minimum purchase commitments and we do not have control over the incentives provided by our strategic partners to their sales personnel.

o Of our 29 strategic partners at March 31, 2001, 18 intend to produce clinical diagnostic applications that may need to be approved by the United States FDA. As a result, these applications may not be commercially available until our device master file for our system is reviewed and accepted by the FDA and the FDA submission for each application is approved.

o Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

         We have and expect to maintain a limited marketing, sales and distribution staff. As a result, if our strategic partners fail to achieve projected levels of sales, we will likely not achieve our estimated operating results.

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

o actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by us or by securities analysts;

o        announcements of technological innovations by us or our competitors;

o new products or services introduced or announced by us or our competitors;

o        changes in financial estimates by us or by securities analysts;

o conditions or trends in the life science, biotechnology and pharmaceutical industries;

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

         Our directors and executive officers beneficially owned approximately 44% of our outstanding common stock as of March 31, 2001. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of the company even if beneficial to our stockholders.

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

                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None.

(b)      Reports on Form 8-K.

         The company filed a Report on Form 8-K on January 3, 2001 to report under Item 5 thereof that certain officers and directors had entered into sales plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2001.

                           LUMINEX CORPORATION





                           By:     /s/  Frank J. Reeves
                               -------------------------------------------------
                                   Frank J. Reeves
                                   Executive Vice President, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial Officer)




                           By:     /s/  Michael L. Bengtson
                               -------------------------------------------------
                                   Michael L. Bengtson
                                   Executive Vice President and General Counsel