Form 10-Q
period 2001-06-30
LUMINEX CORP
filed 2001-08-14
CIK 1033905

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   ----------

                                    FORM 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the
                             quarterly period ended
                                  June 30, 2001

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 28,369,410 shares of the Company's Common Stock, par value $.001 per share, outstanding on August 10, 2001.

                                     INDEX


                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 2001 and
                  December 31, 2000 ......................................................................    1

              Condensed Consolidated Statements of Operations for the three and six months ended
                  June 30, 2001 and 2000..................................................................    2

              Condensed Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2001 and 2000..................................................................    3

              Notes to Condensed Consolidated Financial Statements........................................    4

              Independent Accountants' Review Report......................................................    6

      Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................    7

              Factors That May Affect Future Results......................................................   10

      Item 3. Quantitative and Qualitative Disclosure about Market Risk...................................   17


PART II.  OTHER INFORMATION

      Item 2. Change in Securities and Use of Proceeds....................................................   18

      Item 4. Submission of Matters to a Vote of Security Holders.........................................   18

      Item 6. Exhibits and Reports on Form 8-K............................................................   18


SIGNATURES................................................................................................   19


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               LUMINEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS
                                                                              June 30,            December 31,
                                                                                2001                  2000
                                                                            -----------           ------------
                                                                            (unaudited)
Current assets:
              Cash and cash equivalents ...................................  $  46,907            $   7,106
              Short-term investments ......................................     14,385               66,521
              Accounts receivable, net ....................................      4,634                3,085
              Inventories .................................................      5,158                2,408
              Other .......................................................      1,392                1,739
                                                                             ---------            ---------
                          Total current assets ............................     72,476               80,859

              Property and equipment, net .................................      3,572                2,770
              Notes receivable - related parties ..........................        439                   39
                                                                             ---------            ---------
                          Total assets ....................................  $  76,487            $  83,668
                                                                             =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
              Accounts payable ............................................  $   1,438            $   2,741
              Accrued liabilities .........................................        936                  673
              Deferred revenue ............................................        698                  666
                                                                             ---------            ---------
                          Total current liabilities .......................      3,072                4,080

Long-term deferred revenue ................................................        600                  900
                                                                             ---------            ---------
                          Total liabilities ...............................      3,672                4,980

Stockholders' equity:
              Common stock ................................................         28                   28
              Additional paid-in capital ..................................    117,602              115,651
              Deferred stock compensation .................................     (1,035)              (1,529)
              Accumulated deficit .........................................    (43,780)             (35,462)
                                                                             ---------            ---------
                          Total stockholders' equity ......................     72,815               78,688
                                                                             ---------            ---------
                          Total liabilities and stockholders' equity ......  $  76,487            $  83,668
                                                                             =========            =========



See Independent Accountants' Review Report.

                               LUMINEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                               Three Months Ended             Six Months Ended
                                                                     June 30,                     June 30,
                                                             -----------------------       -----------------------
                                                               2001           2000           2001           2000
                                                             --------       --------       --------       --------
                                                                   (unaudited)                   (unaudited)
Revenue:
              Product .................................      $  4,489       $  1,394       $  8,084       $  2,784
              Grant ...................................           223             --            492             --
                                                             --------       --------       --------       --------
                          Total revenue ...............         4,712          1,394          8,576          2,784
              Cost of product revenue .................         3,918            985          6,528          1,708
                                                             --------       --------       --------       --------
                          Gross profit ................           794            409          2,048          1,076

Operating expenses:
              Research and development ................         1,806          2,408          4,638          3,741
              Selling, general and administrative .....         4,134          2,846          7,584          4,903
                                                             --------       --------       --------       --------
                          Total operating expenses ....         5,940          5,254         12,222          8,644

Loss from operations ..................................        (5,146)        (4,845)       (10,174)        (7,568)
              Interest income .........................           777          1,201          1,856          1,313
                                                             --------       --------       --------       --------
Net loss ..............................................      $ (4,369)      $ (3,644)      $ (8,318)      $ (6,255)
                                                             ========       ========       ========       ========

Net loss per share, basic and diluted .................      $  (0.15)      $  (0.13)      $  (0.30)      $  (0.31)
                                                             ========       ========       ========       ========
Shares used in computing net loss
     per share, basic and diluted .....................        28,258         27,006         28,079         20,206



See Independent Accountants' Review Report.

                               LUMINEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          -------------------------
                                                                            2001             2000
                                                                          --------         --------
                                                                                 (unaudited)
Operating activities:
              Net loss ...........................................        $ (8,318)        $ (6,255)
              Adjustments to reconcile net loss to net cash
                   used in operating activities:
                          Depreciation and amortization ..........             751              380
                          Stock compensation .....................             478            2,080
              Changes in operating assets and liabilities:
                          Accounts receivable ....................          (1,549)              95
                          Inventories ............................          (2,750)            (623)
                          Other ..................................             347             (970)
                          Accounts payable .......................          (1,303)             505
                          Accrued liabilities ....................             263               23
                          Deferred revenue .......................            (268)             752
                                                                          --------         --------
Net cash used in operating activities ............................         (12,349)          (4,013)
                                                                          --------         --------
Investing activities:
              Net maturities of short-term investments ...........          52,136          (46,006)
              Purchase of property and equipment .................          (1,553)            (951)
              Notes receivable - related parties .................            (400)             (74)
                                                                          --------         --------
Net cash provided by (used in) investing activities ..............          50,183          (47,031)
                                                                          --------         --------
Financing activities:
              Proceeds from issuance of common stock .............           1,967           77,738
              Stock issuance costs ...............................              --           (1,241)
                                                                          --------         --------
Net cash provided by financing activities ........................           1,967           76,497
                                                                          --------         --------

Increase in cash and cash equivalents ............................          39,801           25,453
Cash and cash equivalents, beginning of period ...................           7,106            4,083
                                                                          --------         --------
Cash and cash equivalents, end of period .........................        $ 46,907         $ 29,536
                                                                          ========         ========
Supplemental disclosure of noncash activities:
              Conversion of preferred stock ......................        $     --         $ 28,946
              Accrued stock issuance cost ........................        $     --         $     18



See Independent Accountants' Review Report.

                               LUMINEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of Luminex Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

NOTE 2--INVENTORIES

         Inventories consisted of the following (in thousands):


                                              June 30,    December 31,
                                                2001          2000
                                              --------    ------------
Parts and supplies ..........................  $4,531        $2,002
Work-in-progress and finished goods .........     627           406
                                               ------        ------
                                               $5,158        $2,408
                                               ======        ======


NOTE 3--NOTES RECEIVABLE - RELATED PARTIES

         Notes receivable - related parties at June 30, 2001, consisted of notes from two officers of the Company. In connection with the relocation and employment of an officer, the Company received a promissory note in the amount of $400,000, secured by mortgaged real property. The promissory note is non-interest bearing and is due on the earlier of (i) the termination of the officer or (ii) May 9, 2011. Contingent upon the continued employment of the officer, beginning October 2, 2001, the principal amount will be forgiven to the extent of $50,000 each year until October 2, 2004, for a total possible reduction of $200,000.

NOTE 4--NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

         The Company has excluded all potentially dilutive securities such as convertible preferred stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company's net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 3,800,960 and 3,993,234 for the three and six months ended June 30, 2001, respectively, and 3,614,270 and 11,997,450 for the three and six months ended June 30, 2000, respectively.

         Pro forma net loss per share amounts have been computed as described above and give effect to common equivalent shares arising from preferred stock that automatically converted upon the April 3, 2000 closing of the Company's initial public offering as if the preferred shares had converted at the original date of issuance.


See Independent Accountants' Review Report.

                               LUMINEX CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4--NET LOSS PER SHARE (CONTINUED)

         The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                      June 30,
                                                                        -----------------------       -----------------------
                                                                          2001           2000           2001           2000
                                                                        --------       --------       --------       --------
Basic and diluted:
Net loss .........................................................      $ (4,369)      $ (3,644)      $ (8,318)      $ (6,255)

Weighted average shares of common stock outstanding ..............        28,258         27,006         28,079         20,206

Net loss per share, basic and diluted ............................      $  (0.15)      $  (0.13)      $  (0.30)      $  (0.31)
                                                                        ========       ========       ========       ========

Net loss per share, basic and diluted:
    Shares used above ............................................        28,258         27,006         28,079         20,206
    Add:  Pro forma adjustment to reflect weighted average effect
          of assumed conversion of preferred stock ...............            --             --             --          4,336
                                                                        --------       --------       --------       --------
    Shares used in computing basic and diluted pro forma net loss
          per share, basic and diluted pro forma .................        28,258         27,006         28,079         24,542

    Net loss per share, basic and diluted pro forma ..............      $  (0.15)      $  (0.13)      $  (0.30)      $  (0.25)
                                                                        ========       ========       ========       ========


NOTE 5--STOCKHOLDERS' RIGHTS PLAN

         On June 20, 2001, the Company's Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock to stockholders of record at the close of business on July 2, 2001. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a purchase price of $100 per fractional share, subject to adjustment.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To The Board of Directors of
Luminex Corporation

         We have reviewed the accompanying condensed consolidated balance sheet of Luminex Corporation as of June 30, 2001, and the related condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at June 30, 2001, and for the three and six month periods ended June 30, 2001 and 2000, for them to be in conformity with accounting principles generally accepted in the United States.

         We have previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Luminex Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated January 26, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material aspects, in relation to the consolidated balance sheet from which it has been derived.


                                             /s/ Ernst & Young LLP

Austin, Texas
July 19, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this report, our Form 10-K for the year ended December 31, 2000 and "Factors That May Affect Future Results" in this report.

SAFE HARBOR CAUTIONARY STATEMENT

         All statements in this report that do not discuss past results are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address our outlook for our businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Factors That May Affect Future Results" included in this report. Specific uncertainties which could cause our actual results to differ materially from those projected include risks and uncertainties relating to market demand for and acceptance of our products, our dependence on strategic partners for development and distribution of products, competition, our ability to scale-up manufacturing operations, potential shortages of components and the timing and content of regulatory approvals and rulings. We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

OVERVIEW

         Since inception, we have incurred significant losses and, as of June 30, 2001, we had an accumulated deficit of $43.8 million. Our limited operating history makes accurate predictions of future operations difficult or impossible. Moreover, we anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including the rate of market acceptance of current and new products, the timing of the introduction by our strategic partners of commercial products based on our technology, the timing of regulatory approvals, our ability to scale up manufacturing operations and avoid component shortages, the introduction of new products by our competitors, the timing and extent of our research and development efforts and the timing of significant orders.

         Our ability to achieve sustained profitability will depend upon our ability to continue to enter into strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Certain of our strategic partners develop application-specific bioassay kits for use on our systems that they sell to their customers generating royalties for us. Other strategic partners perform testing services for third parties using our technology that also result in royalties for us. Some strategic partners buy our products and then resell those products to their customers. Through June 30, 2001, we have entered into strategic partnerships with 29 companies.

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

         Cost of product revenue consists of direct and indirect instrument and reagent manufacturing, quality control, training, field service, customer service and warranty costs. Our operating expenses have consisted primarily of costs incurred in research and development, manufacturing scale-up and business development and from general and administrative costs associated with our operations. We expect our research and development expenses for each of the next two quarters to approximate our second quarter spending level. Our selling and marketing expenses will increase as we continue to commercialize our products, and general and administrative expenses will increase as we add personnel and expand our facilities.

         Deferred stock compensation represents the difference between the deemed fair value of our common stock and the exercise price of options or warrants or the fair market value of restricted stock grants. For options and restricted stock granted to employees and directors, this difference is calculated as of the grant date and amortized ratably over the vesting period. For options or warrants granted to consultants, the difference is recognized as of the vesting date with adjustments made to the recognized deferred compensation amount up and until that time based on the market value of our common stock. As a result of stock options, warrants and restricted stock grants, we recorded $244,000 and $1.3 million in deferred stock compensation expense for the three months ended June 30, 2001 and 2000, respectively, and $478,000 and $2.1 million in deferred stock compensation expense for the six months ended June 30, 2001 and 2000, respectively. Total unamortized deferred stock compensation as of June 30, 2001 was $1.0 million.

         Total deferred revenue as of June 30, 2001 was $1.3 million and consisted of (i) payments received for sales to customers with rights of return that had not yet expired, (ii) upfront payments from strategic partners to be used for the purchase of instruments or to be applied towards future royalty payments and (iii) payments received for service, maintenance and training revenue not yet earned. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase systems or apply such amounts against royalty payments or instrument purchases.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Revenue. Product revenue increased 222% to $4.5 million for the three months ended June 30, 2001. The increase was primarily attributable to increased sales of Luminex 100 systems and peripheral components, as well as increased consumable sales. During the second quarter of 2001, we placed 174 Luminex 100 systems, 1 HTS system, 107 Luminex XY Platforms and 91 SD units compared with 51 Luminex 100 systems, 46 XY Platforms and no HTS systems or SD units placed in the second quarter of 2000. Consumable sales increased by 282% to $711,000, which is attributable to the increase in the installed base of Luminex 100 systems.

         Included in the three months ended June 30, 2001 is $223,000 of revenue associated with a government grant. The original government grant was reinstated July 1, 2000 with a new joint venture partner after being temporarily suspended in September of 1999. On July 1, 2001, the reinstated grant was suspended due to the withdrawal of the new joint venture partner. As a result, we do not expect to realize any further grant revenue in future periods.

         A breakdown of revenue for the three months ended June 30, 2001 and 2000 is as follows (in thousands):

                                    Three Months Ended
                                         June 30,
                                    ------------------
                                     2001        2000
                                    ------      ------
System sales .................      $3,502      $1,184
Consumable sales .............         711         186
Grant revenue ................         223          --
Other revenue ................         276          24
                                    ------      ------
       Total revenue .........      $4,712      $1,394
                                    ======      ======

         Gross Profit. Gross profit increased by 94% to $794,000 for the three months ended June 30, 2001. Gross margin (gross profit as a percentage of total revenue) decreased from 29% for the three months ended June 30, 2000 to 17% for the three months ended June 30, 2001. The decrease in gross margin was primarily attributable to lower average selling prices of our systems, resulting from discounted sales to early adopting strategic partners.

         Research and Development Expense. Research and development expenses decreased 25% to $1.8 million for the three months ended June 30, 2001. The decrease was attributable to several factors, including decreased consumption of parts and supplies of $416,000 and decreased stock compensation expense of $369,000 which was offset by increased personnel cost of $140,000 due to an increased number of employees.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 45% to $4.1 million for the three months ended June 30, 2001. The increase was attributable to several factors, including
(i) increased personnel costs of $786,000 due to growth in employment, (ii) increased professional expenses of $477,000 including marketing activities,
(iii) increased corporate insurance costs of $293,000 and (iv) increased sales and marketing expenses, including travel and entertainment, of $238,000 incurred to support business development activities. These increases were partially offset by a $682,000 reduction of non-cash stock compensation expenses.

         Interest Income. Interest income decreased by 35% to $777,000 for the three months ended June 30, 2001. The decrease was attributable to a decrease in the average cash and short-term investment balances, resulting from increased operating expenses, and a lower yield on the investment balances.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Revenue. Product revenue increased 190% to $8.1 million for the six months ended June 30, 2001. The increase was primarily attributable to increased sales of Luminex 100 systems and peripheral components, as well as increased consumable sales. During the first six months of 2001, we placed 289 Luminex 100 systems, 2 HTS systems, 197 Luminex XY Platforms and 115 SD units compared with 87 Luminex 100 systems, 109 XY Platforms and no HTS systems or SD units placed in the first six months of 2000. Consumable sales increased by 288% to $1.3 million, which is attributable to the increase in the installed base of Luminex 100 systems.

         Included in the six months ended June 30, 2001 is $492,000 of revenue associated with a government grant. The original government grant was reinstated July 1, 2000 with a new joint venture partner after being temporarily suspended in September of 1999. On July 1, 2001, the reinstated grant was suspended due to the withdrawal of the new joint venture partner. As a result, we do not expect to realize any further grant revenue in future periods.

         A breakdown of revenue for the six months ended June 30, 2001 and 2000 is as follows (in thousands):


                                     Six Months Ended
                                         June 30,
                                    ------------------
                                     2001        2000
                                    ------      ------
System sales .................      $6,287      $2,362
Consumable sales .............       1,339         345
Grant revenue ................         492          --
Other revenue ................         458          77
                                    ------      ------
       Total revenue .........      $8,576      $2,784
                                    ======      ======


         Gross Profit. Gross profit increased by 90% to $2.0 million for the six months ended June 30, 2001. Gross margin (gross profit as a percentage of total revenue) decreased from 39% for the six months ended June 30, 2000 to 24% for the six months ended June 30, 2001. The decrease in gross margin was primarily attributable to lower average selling prices of our systems, resulting from discounted sales to early adopting strategic partners.

         Research and Development Expense. Research and development expenses increased 24% to $4.6 million for the six months ended June 30, 2001. The increase was attributable to several factors, including (i) increased personnel cost of $580,000 due to an increased number of employees and (ii) increased consumption of parts and supplies of $532,000 related to the development of new products. These increases in research and development expenses were partially offset by a $451,000 reduction of non-cash stock compensation expense.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 55% to $7.6 million for the six months ended June 30, 2001. The increase was attributable to several factors, including
(i) increased personnel costs of $1.6 million due to growth in employment, (ii) increased professional expenses of $877,000, (iii) increased corporate insurance costs of $742,000 and (iv) increased sales and marketing expenses including travel and entertainment of $476,000 incurred to support business development activities. These increases were partially offset by a $1.2 million reduction of non-cash stock compensation expenses.

         Interest Income. Interest income increased by 41% to $1.9 million for the six months ended June 30, 2001. The increase was attributable to an increase in the average cash and short-term investment balances, resulting from investment of the net proceeds of our initial public offering received in April 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations to date primarily through the issuance of equity securities. At June 30, 2001, we held cash, cash equivalents and short-term investments of $61.3 million and had working capital of $69.4 million. At December 31, 2000, we held cash, cash equivalents and short-term investments of $73.6 million. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

         Cash used in operations was $12.3 million for the six months ended June 30, 2001, compared with $4.0 million for the six months ended June 30, 2000. Purchases of property and equipment for the six months ended June 30, 2001 totaled $1.6 million, compared with $1.0 million for the six months ended
June 30, 2000.

         Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. We believe that our existing cash, cash equivalents and short term-investments will be sufficient to fund our operating expenses and capital equipment requirements through at least June 30, 2002.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

IF OUR TECHNOLOGY AND PRODUCTS DO NOT BECOME WIDELY USED IN THE LIFE SCIENCES INDUSTRY, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.

         Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. However, compared to certain other technologies, our LabMAP(TM) technology is new and relatively unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential customers to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

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

         The production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the Food and Drug Administration in the United States and by similar agencies in other countries. Some of our products and products based on our technology expected to be produced by our strategic partners for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. To date, only one such approval or clearance has been obtained by our strategic partners. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, we are also required to comply with FDA requirements relating to laser safety.

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

IF THIRD-PARTY PAYORS INCREASINGLY RESTRICT PAYMENTS FOR HEALTHCARE EXPENSES OR FAIL TO ADEQUATELY PAY FOR MULTI-ANALYTE TESTING, WE MAY EXPERIENCE REDUCED SALES WHICH WOULD HURT OUR BUSINESS AND OUR BUSINESS PROSPECTS.

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

o A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the United States FDA.

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

         Our directors and executive officers beneficially owned approximately 44% of our outstanding common stock as of August 1, 2001. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of the company even if beneficial to our stockholders.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS AND DELAWARE LAW AND OUR STOCKHOLDER RIGHTS PLAN COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT.

         Our certificate of incorporation, bylaws and stockholder rights plan contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. We are also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments held to maturity. Due to the nature of our short-term investments, we have concluded that we are not subject to material market risk exposure.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On June 20, 2001, the Company's Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock to stockholders of record at the close of business on July 2, 2001. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a purchase price of $100 per fractional share, subject to adjustment. The description and terms of the rights are set forth in a Rights Agreement dated as of June 20, 2001, between the Company and Mellon Investor Services LLC, as Rights Agent, which is filed as Exhibit 4 to the Company's Report on Form 8-K dated June 20, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2001 Annual Meeting of Stockholders, which was held on May 24, 2001, the stockholders of the Company elected C. Thomas Caskey, Robert
J. Cresci and William L. Roper to serve as Class I directors for a term of three years by the following votes:

                                                                 Number of Shares
                                                             --------------------------
                                                                 For            Against
                                                             ----------         -------
C. Thomas Caskey ......................................      21,100,568          22,355
Robert J. Cresci ......................................      21,093,844          29,079
William L. Roper ......................................      21,100,573          22,350

         The other directors whose terms of office as a director continue after the meeting are as follows: Fred C. Goad, Jr., Laurence E. Hirsch, Jim D. Kever, Mark B. Chandler, John E. Koerner, III and G. Walter Loewenbaum.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

         No exhibits have been filed as a part of this report.

(b)    Reports on Form 8-K:

         A Current Report on Form 8-K was filed on June 20, 2001 to report pursuant to Item 5 thereof that the Board of Directors of the Company has adopted a stockholder rights plan.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

                                  LUMINEX CORPORATION




                                  By: /s/ Frank J. Reeves
                                      ------------------------------------------
                                      Frank J. Reeves
                                      Executive Vice President, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial Officer)