Form 10-Q
period 2001-09-30
LUMINEX CORP
filed 2001-11-13
CIK 1033905

                                 UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.  20549


                               _________________


                                   FORM 10-Q


        /X/     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended
                              September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     There were 28,676,435 shares of the Company's Common Stock, par value $.001 per share, outstanding on November 6, 2001.

                                     INDEX



                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of September 30,
               2001 and December 31, 2000...............................    1

          Condensed Consolidated Statements of Operations for the
               three and nine months ended September 30, 2001 and 2000..    2

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2001 and 2000............    3

          Notes to Condensed Consolidated Financial Statements..........    4

          Independent Accountants' Review Report........................    6

 Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................    7

          Factors That May Affect Future Results........................   11

 Item 3.  Quantitative and Qualitative Disclosure about Market Risk.....   17

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K..............................   18

SIGNATURES..............................................................   19

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS

                              LUMINEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                    ASSETS

                                                                                 September 30,          December 31,
                                                                                     2001                  2000
                                                                                 -------------         -------------
                                                                                  (unaudited)
Current assets:
      Cash and cash equivalents...............................................   $   36,499            $     7,106
      Short-term investments..................................................       19,611                 66,521
      Accounts receivable, net................................................        6,743                  3,085
      Inventories.............................................................        7,564                  2,408
      Other...................................................................          642                  1,739
                                                                                 -------------         -------------
          Total current assets................................................       71,059                 80,859

Property and equipment, net ..................................................        3,572                  2,770
Intangible assets, net .......................................................          596                      -
Notes receivable - related parties............................................          439                     39
                                                                                 -------------         -------------
          Total assets........................................................   $   75,666            $    83,668
                                                                                 =============         =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable........................................................   $    2,942            $     2,741
      Accrued liabilities.....................................................        1,650                    673
      Deferred revenue........................................................          679                    666
                                                                                 -------------         -------------
          Total current liabilities...........................................        5,271                  4,080

Long-term deferred revenue ...................................................          291                    900
                                                                                 -------------         -------------
          Total liabilities...................................................        5,562                  4,980

Stockholders' equity:
      Common stock............................................................           29                     28
      Additional paid-in capital..............................................      118,279                115,651
      Deferred stock compensation.............................................         (803)                (1,529)
      Accumulated deficit.....................................................      (47,401)               (35,462)
                                                                                 -------------         -------------
          Total stockholders' equity..........................................       70,104                 78,688
                                                                                 -------------         -------------
          Total liabilities and stockholders' equity..........................   $   75,666            $    83,668
                                                                                 =============         =============

See Independent Accountants' Review Report.

                              LUMINEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                       -----------------------       -----------------------
                                                         2001           2000           2001           2000
                                                       --------       --------       --------       --------
                                                             (unaudited)                   (unaudited)
Revenue:
     Product.....................................      $  6,188       $  2,190       $ 14,272       $  4,974
     Grant.......................................           -              125            492            125
                                                       --------       --------       --------       --------
          Total revenue..........................         6,188          2,315         14,764          5,099
     Cost of product revenue.....................         4,182          1,416         10,710          3,124
                                                       --------       --------       --------       --------
          Gross profit...........................         2,006            899          4,054          1,975

Operating expenses:
     Research and development ...................         1,857          2,284          6,495          6,025
     Selling, general and administrative ........         4,355          2,656         11,939          7,559
                                                       --------       --------       --------       --------
          Total operating expenses...............         6,212          4,940         18,434         13,584

Loss from operations ............................        (4,206)        (4,041)       (14,380)       (11,609)
     Interest income ............................           585          1,311          2,441          2,624
                                                       --------       --------       --------       --------
Net loss.........................................      $ (3,621)      $ (2,730)      $(11,939)      $ (8,985)
                                                       ========       ========       ========       ========

Net loss per share, basic and diluted ...........      $  (0.13)      $  (0.10)      $  (0.42)      $  (0.40)
                                                       ========       ========       ========       ========
Shares used in computing net loss
     per share, basic and diluted ...............        28,435         27,197         28,199         22,553

See Independent Accountants' Review Report.

                              LUMINEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                      -------------------------
                                                                        2001             2000
                                                                      --------         --------
                                                                             (unaudited)
Operating activities:
      Net loss................................................        $(11,939)        $ (8,985)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization.......................           1,156              666
          Stock compensation..................................             706            2,273
      Changes in operating assets and liabilities:
          Accounts receivable.................................          (3,658)            (743)
          Inventories ........................................          (5,156)            (574)
          Other...............................................           1,097           (1,382)
          Accounts payable....................................             201              751
          Accrued liabilities ................................             977              239
          Deferred revenue ...................................            (596)             741
                                                                      --------         --------
Net cash used in operating activities ........................         (17,212)          (7,014)
                                                                      --------         --------

Investing activities:
      Net maturities (purchases) of short-term investments....          46,910          (56,390)
      Purchase of property and equipment......................          (1,954)          (1,829)
      Notes receivable - related parties......................            (400)             (74)
      Acquired technology rights..............................            (600)               -
                                                                      --------         --------
Net cash provided by (used in) investing activities ..........          43,956          (58,293)
                                                                      --------         --------

Financing activities:
      Proceeds from issuance of common stock..................           2,649           78,008
      Stock issuance costs....................................               -           (1,242)
                                                                      --------         --------
Net cash provided by financing activities ....................           2,649           76,766
                                                                      --------         --------

Increase in cash and cash equivalents ........................          29,393           11,459
Cash and cash equivalents, beginning of period ...............           7,106            4,083
                                                                      --------         --------
Cash and cash equivalents, end of period .....................        $ 36,499         $ 15,542
                                                                      ========         ========
Supplemental disclosure of noncash activities:
      Conversion of preferred stock...........................        $      -         $ 28,946
      Accrued stock issuance cost.............................        $      -         $     18

See Independent Accountants' Review Report.

                              LUMINEX CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of Luminex Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

NOTE 2--INVENTORIES

     Inventories consisted of the following (in thousands):

                                                 September 30,   December 31,
                                                     2001            2000
                                                 -------------   ------------
Parts and supplies............................   $       5,381   $      2,002
Work-in-progress and finished goods...........           2,183            406
                                                 -------------   ------------
                                                 $       7,564   $      2,408
                                                 =============   ============

NOTE 3--INTANGIBLE ASSETS, NET

     In March 2001, the Company entered into an agreement that provides the Company with a license to commercialize products incorporating certain patented technology. Under the terms of the agreement, the Company made $600,000 in milestone payments through September 30, 2001, and has agreed to make additional payments of $400,000 in the aggregate upon the achievement of additional milestones. In addition, the Company will make royalty payments based on sales of the developed products incorporating the licensed technology. The costs of the technology rights acquired were capitalized and are being amortized on a straight-line basis over their estimated useful life.

NOTE 4--NOTES RECEIVABLE - RELATED PARTIES

     Notes receivable - related parties at September 30, 2001, consisted of notes from two officers of the Company. One note was executed in connection with the relocation and employment of an officer. This note had an original principal amount of $400,000, and is secured by mortgaged real property. The promissory note is non-interest bearing and is due on the earlier of (i) the termination of the officer or (ii) May 9, 2011. Contingent upon the continued employment of the officer, beginning October 2, 2001, the principal amount will be forgiven to the extent of $50,000 each year until October 2, 2004, for a total possible reduction of $200,000.

NOTE 5--NET LOSS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

                              LUMINEX CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)


     The Company has excluded all potentially dilutive securities such as convertible preferred stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company's net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 3,861,440 and 3,980,149 for the three and nine months ended September 30, 2001, respectively, and 2,902,082 and 12,229,099 for the three and nine months ended September 30, 2000, respectively.

     Pro forma net loss per share amounts have been computed as described above and give effect to common equivalent shares arising from preferred stock that automatically converted upon the April 3, 2000 closing of the Company's initial public offering as if the preferred shares had converted at the original date of issuance.

     The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                          Three Months Ended           Nine Months Ended
                                                                             September 30,               September 30,
                                                                        ------------------------     -----------------------
                                                                          2001           2000          2001           2000
                                                                        --------       ---------     --------       --------
Basic and diluted:
Net loss ............................................................   $ (3,621)      $ (2,730)     $(11,939)      $(8,985)

Weighted average shares of common stock outstanding..................     28,435         27,197        28,199        22,553

Net loss per share, basic and diluted ...............................   $  (0.13)      $  (0.10)     $  (0.42)      $ (0.40)
                                                                        ========       ========      ========       =======

Net loss per share, basic and diluted:
     Shares used above...............................................     28,435         27,197        28,199        22,553
     Add:  Pro forma adjustment to reflect weighted
           average effect of assumed conversion of preferred stock...          -              -             -         2,880
                                                                        --------       ---------     --------       -------
     Shares used in computing basic and diluted pro forma net loss
           per share, basic and diluted pro forma....................     28,435         27,197        28,199        25,433

     Net loss per share, basic and diluted pro forma.................   $  (0.13)      $  (0.10)     $  (0.42)      $ (0.35)
                                                                        ========       ========      ========       =======

NOTE 6--STOCKHOLDERS' RIGHTS PLAN

     On June 20, 2001, the Company's Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock to stockholders of record at the close of business on July 2, 2001. Each right entitles the registered holder, upon the occurrence of certain triggering events, to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a purchase price of $100 per fractional share, subject to adjustment.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To The Board of Directors of
Luminex Corporation

      We have reviewed the accompanying condensed consolidated balance sheet of Luminex Corporation as of September 30, 2001, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at September 30, 2001, and for the three and nine month periods ended September 30, 2001 and 2000, for them to be in conformity with accounting principles generally accepted in the United States.

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

Austin, Texas
October 18, 2001

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

Overview

     Since inception, we have incurred significant losses and, as of September 30, 2001, we had an accumulated deficit of $47.4 million. Our limited operating history makes accurate predictions of future operations difficult. Moreover, we anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including the rate of market acceptance of current and new products, the timing of the introduction by our strategic partners of commercial products based on our technology, the timing of regulatory approvals, our ability to scale up manufacturing operations and avoid component shortages, the introduction of new products by our competitors, the timing and extent of our research and development efforts and the timing of significant orders.

     Our ability to achieve sustained profitability will depend upon our ability to continue to enter into strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Certain of our strategic partners develop application-specific bioassay kits for use on our systems that they sell to their customers generating royalties for us. Other strategic partners perform testing services for third parties using our technology that also result in royalties for us. Some strategic partners buy our products and then resell those products to their customers. Through September 30, 2001, we have entered into strategic partnerships with 32 companies.

     Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Generally, these criteria are met at the time our product is shipped. We expect that our systems sales will generate a recurring revenue stream from the sale of consumable products. In addition, we expect to generate royalty revenue from some of our strategic partners as they sell products incorporating our technology or provide testing services to third parties using our technology.

     Cost of product revenue consists of direct and indirect instrument and reagent manufacturing, quality control, training, field service, customer service and warranty costs. Our operating expenses have consisted primarily of costs incurred in research and development, manufacturing scale-up and business development and from general and administrative costs associated with our operations. We expect our research and development expenses for the next quarter to approximate our third quarter 2001 spending level. Our selling and marketing expenses will increase as we continue to commercialize our products, and general and administrative expenses will increase as we add personnel and expand our facilities.

     Deferred stock compensation represents the difference between the deemed fair value of our common stock and the exercise price of options or warrants or the fair market value of restricted stock grants. For options and restricted stock granted to employees and directors, this difference is calculated as of the grant date and amortized ratably over the vesting period. For options or warrants granted to consultants, the difference is recognized as of the vesting date with adjustments made to the recognized deferred compensation amount up and until that time based on the market value of our common stock. As a result of stock options, warrants and restricted stock grants, we recorded $228,000 and $200,000 in deferred stock compensation expense for the three months ended September 30, 2001 and 2000, respectively, and $706,000 and $2.3 million in deferred stock compensation expense for the nine months ended September 30, 2001 and 2000, respectively. Total unamortized deferred stock compensation as of September 30, 2001 was $803,000.

     Total deferred revenue as of September 30, 2001 was $970,000, and consisted of (i) payments received for sales to customers with rights of return that had not yet expired, (ii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments and
(iii) payments received for service, maintenance and training revenue not yet earned. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000


     Revenue. Product revenue increased 183% to $6.2 million for the three months ended September 30, 2001. The increase was primarily attributable to increased system sales, as well as increased consumable sales. During the third quarter of 2001, we placed 175 Luminex 100 systems, 1 HTS system, 149 Luminex XY Platforms and 135 SD units compared with 90 Luminex 100 systems, 49 XY Platforms and no HTS systems or SD units placed in the third quarter of 2000. Consumable sales increased by 430% to $1.5 million, which is attributable to the increase in the installed base of Luminex systems and purchases by strategic partners for use in kit manufacturing and development.

     After being temporarily suspended in September 1999, our government grant was reinstated July 1, 2000 with a new joint venture partner. On July 1, 2001, the reinstated grant was suspended due to the withdrawal of the new joint venture partner. As a result, we did not recognize any grant revenue in the third quarter of 2001 and do not expect to realize any further grant revenue in future periods.

     A breakdown of revenue for the three months ended September 30, 2001 and 2000 is as follows (in thousands):

                                              Three Months Ended
                                                 September 30,
                                              ------------------
                                               2001        2000
                                              ------      ------
               System  sales............      $4,420      $1,883
               Consumable sales.........       1,457         275
               Grant revenue............           -         125
               Other revenue............         311          32
                                              ------      ------
                     Total revenue......      $6,188      $2,315
                                              ======      ======

     Gross Profit.   Gross profit increased by 123% to $2.0 million for the
three months ended September 30, 2001. Gross margin (gross profit as a percentage of total revenue) decreased from 39% for the three months ended September 30, 2000 to 32% for the three months ended September 30, 2001. The decrease in gross margin was attributable to the loss of grant revenue, increased indirect personnel costs and indirect overhead costs, which were partially offset by an increase in the sales of consumables, which have a higher gross margin than system sales.

     Research and Development Expense. Research and development expenses decreased 19% to $1.9 million for the three months ended September 30, 2001.
The decrease was attributable to several factors, including decreased consumption of parts and supplies of $578,000 and decreased stock compensation expense of $83,000, which was offset by increased personnel cost of $129,000 due to an increased number of employees. The decrease in consumption of parts and supplies was attributable to the completion of certain projects.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 64% to $4.4 million for the three months ended September 30, 2001. The increase was attributable to several factors, including (i) increased personnel costs of $891,000 due to growth in employment,
(ii) increased professional expenses of $251,000 including marketing activities,
(iii) increased corporate insurance costs of $220,000, (iv) increased non-cash stock compensation expense of $118,000 and (v) increased travel and entertainment costs of $105,000 incurred to support business development activities.

     Interest Income. Interest income decreased by 33% to $585 for the three months ended September 30, 2001. The decrease was attributable to a decrease in the average cash and short-term investment balances, resulting from increased operating expenses, and a lower yield on the investment balances.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Revenue. Product revenue increased 187% to $14.3 million for the nine months ended September 30, 2001. The increase was primarily attributable to increased system sales, as well as increased consumable sales. During the first nine months of 2001, we placed 464 Luminex 100 systems, 3 HTS systems, 346 Luminex XY Platforms and 250 SD units compared with 177 Luminex 100 systems, 158 XY Platforms and no HTS systems or SD units placed in the first nine months of 2000. Consumable sales increased by 351% to $2.8 million, which is attributable to the increase in the installed base of Luminex systems and purchases by strategic partners for use in kit manufacturing and development.

     After being temporarily suspended in September of 1999, the original government grant was reinstated July 1, 2000 with a new joint venture partner. On July 1, 2001, the reinstated grant was suspended due to the withdrawal of the new joint venture partner. As a result, we do not expect to realize any further grant revenue in future periods.

     A breakdown of revenue for the nine months ended September 30, 2001 and 2000 is as follows (in thousands):

                                                Nine Months Ended
                                                  September 30,
                                             -----------------------
                                               2001           2000
                                             --------       --------
          System sales....................   $ 10,707       $  4,246
          Consumable sales................      2,796            620
          Grant revenue...................        492            125
          Other revenue...................        769            108
                                             --------       --------
                Total revenue.............   $ 14,764       $  5,099
                                             ========       ========

     Gross Profit.   Gross profit increased by 105% to $4.1 million for the nine months ended September 30, 2001. Gross margin (gross profit as a percentage of total revenue) decreased from 39% for the nine months ended September 30, 2000 to 27% for the nine months ended September 30, 2001. The decrease in gross margin was attributable to several factors including (i) lower average selling prices of our systems, resulting from discounted sales to early adopting strategic partners, (ii) increased indirect personnel costs and (iii) increased indirect overhead costs. This increase was partially offset by a favorable change in product mix.

     Research and Development Expense. Research and development expenses increased 8% to $6.5 million for the nine months ended September 30, 2001. The increase was primarily attributable to an increased personnel costs of $709,000 due to an increased number of employees. This increase was partially offset by a $534,000 reduction of non-cash stock compensation expense.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 58% to $12.0 million for the nine months ended September 30, 2001. The increase was attributable to several factors, including (i) increased personnel costs of $2.5 million due to growth in employment, (ii) increased corporate insurance costs of $962,000, (iii) increased professional expenses of $926,000 and (iv) increased sales and marketing expenses including travel and entertainment of $743,000 incurred to support business development activities. These increases were partially offset by a $1.0 million reduction of non-cash stock compensation expenses.

     Interest Income. Interest income decreased by 7% to $2.4 million for the nine months ended September 30, 2001. The decrease was attributable to a decrease in the average cash and short-term investment balances, and a lower yield on investment balances.

Liquidity and Capital Resources


     We have funded our operations to date primarily through the issuance of equity securities. At September 30, 2001, we held cash, cash equivalents and short-term investments of $56.1 million and had working capital of $65.8 million. At December 31, 2000, we held cash, cash equivalents and short-term investments of $73.6 million. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

     Cash used in operations was $17.2 million for the nine months ended September 30, 2001, compared with $7.0 million for the nine months ended September 30, 2000. Purchases of property and equipment for the nine months ended September 30, 2001 totaled $2.0 million, compared with $1.8 million for the nine months ended September 30, 2000.

     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. We believe that our existing cash, cash equivalents and short term-investments will be sufficient to fund our operating expenses and capital equipment requirements through at least September 30, 2002.

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

Our bioinformatics group is subject to additional risks and uncertainties.

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

     Our customers include clinical diagnostic, pharmaceutical, biotechnological, chemical and industrial companies, and the capital spending policies of these companies can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including governmental regulation or price controls, the resources available for purchasing research equipment, the spending priorities among various types of analytical equipment and the policies regarding capital expenditures during recessionary periods. Any decrease in capital spending by life sciences companies could cause our revenues to decline.

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

 . A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the United States FDA.

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

Our operating results may fluctuate significantly from quarter to quarter.

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

     The vast majority of our system sales are made to our strategic partners. Our partners typically purchase instruments in three phases during their commercialization cycle; first, instruments necessary to support internal assay development; second, instruments for sales force demonstrations; and finally, instruments for resale to their customers. As a result, most of our system placements are highly dependent on the commercialization timetables of our strategic partners, and can fluctuate from quarter to quarter as our strategic partners move from phase to phase. We expect this trend to continue for the foreseeable future.

Our operating results may be affected by current economic and political conditions.

  On September 11, 2001, the United States was the target of unprecedented terrorist attacks. These attacks have created many economic and political uncertainties, some of which may adversely affect our business and revenues. While we do not believe that the attacks had an adverse effect on our operations during the third quarter, the long-term effects of the attacks on our business and revenues are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which also could adversely affect our business and revenues in the short or long term in ways that cannot presently be predicted.

Our stock price has been and is likely to continue to be volatile.

     The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

 .  general economic conditions and interest rates;

 . instability in the United States and other financial markets as a result of the terrorist attacks on September 11, 2001 and the possibility of armed hostilities or further acts of terrorism in the United States or elsewhere;

 . actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by us or by securities analysts;

 .  announcements of technological innovations by us or our competitors;

 .  new products or services introduced or announced by us or our competitors;

 .  changes in financial estimates by us or by securities analysts;

 . conditions or trends in the life science, biotechnology and pharmaceutical industries;

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

     Our directors and executive officers beneficially owned approximately 43% of our outstanding common stock as of November 6, 2001. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of the company even if beneficial to our stockholders.

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

                                    PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

(b)  Reports on Form 8-K:

     The Company did not file any report on Form 8-K during the three months ended September 30, 2001.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2001.

                                 LUMINEX CORPORATION




                                 By:       /s/ Frank J. Reeves
                                       -----------------------------------------
                                       Frank J. Reeves
                                       Executive Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                  Description Of Document
------                  -----------------------

10.18 Lease Agreement dated October 19, 2001 between Aetna Life Insurance Company and Luminex Corporation.

23.10                   Acknowledgement of Independent Accountants.