Form 10-K
period 2001-12-31
LUMINEX CORP
filed 2002-04-01
CIK 1033905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                          Commission File No. 000-30109

                                 ---------------

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

                                -----------------

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK, PAR VALUE $0.001

        RIGHTS TO PURCHASE SERIES A JUNIOR PARTICIPATING PREFERRED STOCK,
                                PAR VALUE $0.001
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sale price of common stock on The Nasdaq Stock Market on March 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $233,367,596. Excludes an aggregate of 12,538,715 shares of common stock held by officers and directors and by each person known by the Registrant to own 5% or more of the outstanding common stock.

         There were 29,219,744 shares of the Company's Common Stock, par value $.001 per share, outstanding on March 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         Proxy Statement for the 2002 Annual Meeting of Stockholders - Part III (which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31,
         2001).

                               LUMINEX CORPORATION

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                                     PART I

Item 1.    Business.......................................................................................1
Item 2.    Properties ...................................................................................17
Item 3.    Legal Proceedings.............................................................................17
Item 4.    Submission of Matters to a Vote of Security Holders ..........................................17
           Executive and Other Officers and Related Information..........................................17

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.....................20
Item 6.    Selected Consolidated Financial Data..........................................................21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation..........22
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....................................27
Item 8.    Financial Statements and Supplementary Data...................................................27
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........44

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............................................45
Item 11.   Executive Compensation........................................................................45
Item 12.   Security Ownership of Certain Beneficial Owners and Management................................45
Item 13.   Certain Relationships and Related Transactions................................................45

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................46
Signatures...............................................................................................48

SAFE HARBOR CAUTIONARY STATEMENT

         All statements in this report that do not discuss past results are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address our outlook for our businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Factors That May Affect Future Results" included in this Annual Report on Form 10-K. Specific uncertainties which could cause our actual results to differ materially from those projected include fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, risks and uncertainties relating to market demand and acceptance, the dependence on strategic partners for development and distribution of products, competition, our ability to scale-up manufacturing operations, potential shortages of components and the timing of regulatory approvals. We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

                              ---------------------

         Luminex(R) and xMAP(TM) (formerly known as LabMAP(R)) are trademarks of Luminex Corporation. This report also refers to trademarks, service marks and trade names of other organizations.

                                    PART I.


ITEM 1. BUSINESS

OVERVIEW

         Luminex Corporation manufactures and markets products incorporating a proprietary technology that advances and simplifies biological testing for the life sciences industry. This industry depends on a broad range of tests, called bioassays, to perform diagnostic tests, to discover new drugs and to identify new genes. Our xMAP technology allows our Luminex 100 System to simultaneously perform up to 100 bioassays on a single drop of fluid by reading biological tests taking place on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within the various segments of the life sciences industry in the fields of drug discovery, clinical diagnostics, genetic analysis and biomedical research.

         Luminex was incorporated in May 1995 and began commercial production of our first generation system in 1997. Our shares of common stock are traded on The Nasdaq Stock Market under the symbol "LMNX."

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

INDUSTRY BACKGROUND

         The life sciences industry uses bioassays to detect the presence of certain biochemicals, proteins or genes in a sample. Drug discovery, genetic analysis, pharmacogenomics, clinical diagnostics and general biomedical research all use bioassays. For example, bioassays can be used to:

         - measure the attraction, or affinity, between a chemical compound and a disease target for drug discovery and development;

         - assist physicians in prescribing the appropriate drug therapy to match the patient's unique genetic makeup, a process known as pharmacogenomics;

         - detect genetic variations, such as single nucleotide polymorphisms (SNPs); or

         - measure the presence and quantity of biochemicals in blood to assist physicians in diagnosing, treating or monitoring disease conditions.

         Laboratories either develop bioassays internally to meet their specific needs or purchase them in the form of off-the-shelf test kits or customized services. Industry reports estimated the global market for tools and consumables used in drug discovery and development, clinical diagnostics and biomedical research to have been approximately $28.9 billion in 1999 and expect it to grow at an annual rate of 8.3%.

         The differing bioassay needs of life sciences laboratories have led to the development of specialized techniques and instrumentation. As a result, most laboratories have become compartmentalized. For example, clinical testing facilities have traditionally been organized into functional groups, such as chemistry, microbiology, immunology and infectious disease. Similarly, pharmaceutical companies organize their laboratories by disease targets, such as cancer and hypertension, as well as by the stages of the drug discovery process, from initial bioassay development to toxicological testing. This compartmentalization has created inefficiencies in many laboratories as they must currently purchase multiple instruments, often from different vendors, to meet their testing needs. This structure also limits their abilities to standardize bioassay techniques, operator training and hardware maintenance. While advances in bioassay technologies have delivered new capabilities, most instrumentation systems remain specialized and reinforce the problems associated with compartmentalization.

         The table below briefly describes the key bioassay technologies in the life sciences industry:

--------------------------------------------------------------------------------------------------
KEY TECHNOLOGIES                DESCRIPTION                            MARKETS SERVED

--------------------------------------------------------------------------------------------------
BioChips                        High-density arrays of DNA fragments   Biomedical research
                                attached to a flat glass or silicon
                                surface
--------------------------------------------------------------------------------------------------
Clinical immuno-analyzers       Automated test-tube based platform     Clinical diagnostics
--------------------------------------------------------------------------------------------------
Gels and blots                  Physical separation of analyses for    Clinical diagnostics and
                                visualization                          biomedical research
--------------------------------------------------------------------------------------------------
Microarrays                     Low-density arrays of DNA fragments    Biomedical research
                                attached to a flat glass or silicon
                                surface
--------------------------------------------------------------------------------------------------
Microfluidics chips             Miniaturized liquid handling system    Biomedical research
                                on a chip
--------------------------------------------------------------------------------------------------
Microtiter-based assays         Plastic trays with discrete wells in   Drug discovery, clinical
                                which assays are fixed                 diagnostics and biomedical
                                                                       research
--------------------------------------------------------------------------------------------------

XMAP TECHNOLOGY

         Our xMAP technology has been designed to provide a testing platform that can perform a wide range of bioassays in a cost-effective manner. The key features of xMAP technology include the following:

         -        Multi-analyte/multi-format
                  xMAP technology has been designed to simultaneously perform up to 100 distinct bioassays in a single tube or well of a microtiter plate using only a small amount of sample. Moreover, unlike most existing technologies that are capable of performing only one type of bioassay, xMAP can perform enzymatic, genetic and immunologic tests on the same instrumentation platform.

         -        Flexibility/scalability
                  xMAP technology allows flexibility in customizing test panels. Panels can be modified to include new bioassays in the same tube by adding additional microsphere sets. It is also scalable, meaning that there is no change in the manufacturing process or the required labor, whether producing a small or large number of microsphere-based tests.

         -        Throughput
                  Our technology's current ability to perform up to 100 tests in a single tube with only a small amount of sample permits efficient use for high-throughput applications.

         -        Ease of use
                  Most xMAP bioassays are simple to perform. A test sample is added to a solution containing microspheres that have been coated with reagents. The solution is then processed through our xMAP system which incorporates proprietary software to automate data acquisition and analysis in real-time.

         -        Low cost
                  We have designed our xMAP systems to be relatively inexpensive to manufacture and utilize. In addition, microsphere-based bioassays are inexpensive compared to other technologies such as biochips.

         Our xMAP technology combines several existing biological testing techniques with advanced digital signal processing and proprietary software. With our technology, discrete bioassays are performed on the surface of color-coded microspheres. These microspheres are read in a compact analyzer that utilizes lasers and high-speed digital signal processing to simultaneously identify the bioassay and measure its result.

         Polystyrene microspheres, approximately 5.6 microns in diameter, are a fundamental component of the xMAP technology. We purchase undyed microspheres and, in a proprietary process, dye them with varying intensities of a red and an infrared fluorescent dye to achieve up to 100 distinct colors. The specific dye proportions permit each color-coded microsphere to be readily identified based on its distinctive fluorescent signature. Our customers create bioassays by attaching different biochemical reactants to each distinctly colored microsphere set. The microsphere sets can then be combined in test panels as required by the user, with a current maximum of 100 tests per panel.

         To perform a bioassay using xMAP technology, a researcher attaches biochemicals, or reagents, to one or more sets of color-coded microspheres, which are then mixed with a test sample. This mixture is injected into the xMAP analyzer, where the microspheres pass single-file in a fluid stream through two laser beams. The first laser excites the internal dyes that are used to identify the color of the microsphere and the test being performed on the surface of the microsphere. The second laser excites a third fluorescent dye that is used to quantify the result of the bioassay taking place. Our proprietary optics, digital signal processors and software record the fluorescent signature of each microsphere and compare the results to the known identity of that color-coded microsphere set. The results are analyzed and displayed in real-time with data stored on the computer database for reference, evaluation and analysis.

BUSINESS STRATEGY

         Our goal is to establish our xMAP technology as the industry standard for performing bioassays. To achieve this goal, we have implemented the following strategies:

         -        Focus on large sectors
                  We will continue to focus our commercialization efforts on large sectors of the life sciences industry. We have targeted major pharmaceutical companies, large clinical laboratories, in vitro diagnostic manufacturers and major medical institutions for our principal marketing efforts. We believe these customers provide the greatest opportunity for maximizing the use of xMAP technology and that continued adoption by these industry leaders will promote wider market acceptance.

         -        Continue to develop strategic partnerships
                  We intend to broaden and accelerate market acceptance of xMAP technology by continuing to enter into development, marketing and distribution strategic partnerships with those leaders in the life sciences industry that we believe can convert core product lines to, and develop new applications on, Luminex platforms. By leveraging our strategic partners' market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed base.

         -        Allow easy technology access
                  We do not impose access fees on users of our technology. We believe maximum value is derived from the recurring revenue stream generated by widespread and frequent use. Easy access is encouraged by a pricing structure that combines a low system acquisition cost with relatively inexpensive consumables.

         -        Develop next generation products
                  Our research and development group is pursuing projects intended to advance our xMAP technology. We are also collaborating with industry participants and biomedical research institutions to develop additional xMAP products.

PRODUCTS

Instruments

         Luminex 100. The Luminex 100 is a compact analyzer that integrates fluidics, optics and digital signal processing to perform up to 100 bioassays simultaneously in a single tube or well of a microtiter plate using only a small amount of sample. By combining small diode lasers with digital signal processors and microcontrollers, the

Luminex 100 performs rapid, multi-analyte profiles under the control of a Windows(R)-based personal computer and our proprietary software.

         We also offer two peripheral components for the Luminex 100, the XY Platform and the Luminex Sheath Delivery System ("Luminex SD"). The XY Platform complements the Luminex 100 by automating the sequential positioning of each well of a microtiter plate, permitting up to 9,600 unattended tests per plate to be performed in less than an hour. The XY Platform can also be connected to robotic systems that deliver these plates to the Luminex 100, allowing integration into automated test centers. The Luminex SD is a pressurized, external pump delivery system that enhances the delivery of sheath fluid to the Luminex 100 by pumping sheath fluid from an external bulk reservoir, enabling the Luminex 100 to operate for up to 24 hours without switching to a new reservoir of sheath fluid.

         Luminex HTS (High-Throughput System). The high-throughput version of our xMAP analyzer, the Luminex HTS, is interfaced with an automated liquid handler. The Luminex HTS utilizes a higher pressure flow system which produces a flow rate approximately ten times greater than the flow rate of the Luminex 100. Full commercial production of the Luminex HTS is expected to begin in the second quarter of 2002.

Consumables

         Our xMAP systems use polystyrene microspheres that are approximately
5.6 microns in size. We dye the microspheres in sets with varying intensities of a red and an infrared fluorescent dye to achieve up to 100 distinct color sets. Each microsphere can carry the reagents of an enzymatic, genetic or immunologic bioassay. In addition to microspheres, consumables also include sheath fluid and spare parts.

SALES AND MARKETING

         Our sales and marketing strategy is intended to expand the installed base of xMAP systems and generate recurring revenues from royalties on bioassay kits and testing services developed or performed by others that use our technology, as well as from the sale of microspheres and other consumables. The key elements of our strategy consist of:

         - a strategic partner program with life sciences companies that will develop applications or perform testing using our technology platforms and distribute our systems to their customers; and

         - a direct sales effort to complement the strategic partner program.

Strategic Partner Program

         We intend to continue to use strategic partners as our primary distribution channel. Strategic partners develop application-specific bioassay kits for use on our systems that they sell to their customers generating royalties for us. Certain strategic partners also perform services for third parties using our technology that also result in royalties for us. Some strategic partners also buy our products and then resell those products to their customers. As of December 31, 2001, we had entered into strategic partnerships with 35 companies, consisting of 21 companies principally addressing the clinical diagnostics market and 14 companies principally addressing the research market. Of our 35 strategic partners, 14 partners have released commercialized products utilizing the Luminex platform. We believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners' bioassay testing competencies, customer relationships and distribution channels, we believe that we can achieve rapid market penetration without a large direct sales force.

         We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP systems under their own branding and marketing efforts.

Direct Sales

         At March 15, 2002, we had a direct sales staff of 15. Our direct sales staff is supported by a team of in-house scientists with expertise in the pharmaceutical industry, clinical diagnostics and biomedical research. We have also added three field technical sales representatives to focus on customer interaction and ensure satisfaction and implementation of the Luminex platform. The direct sales staff and field sales representatives generally are located in key biotech areas around the U.S. We also have opened an office in Amsterdam, The Netherlands, with a staff of three individuals, for the European markets.

CUSTOMERS

         At December 31, 2001, we had sold a total of 1,010 xMAP systems since inception to customers in the biomedical research, clinical diagnostics and pharmaceutical markets. During 2001, we began selling extended service contracts to our customers. We sold approximately 125 extended service contracts during the year ended December 31, 2001.

         For the years ended December 31, 2001, 2000 and 1999, we had sales to foreign customers of $2.3 million, $2.2 million and $400,000, respectively, representing 11.2%, 26.7% and 15.0%, respectively, of our total product revenues for such periods. Bio-Rad Laboratories, Inc. accounted for 13%, 13% and 10% of our total revenues in 2001, 2000 and 1999, respectively. Miraibio, Inc., an affiliate of Hitachi, Ltd., accounted for 16% of our total revenues in 2001. No other customer accounted for more than 10% of our total revenues in 2001, 2000 or 1999.

TECHNICAL OPERATIONS

         Our Technical Operations Group provides technical support to customers, strategic partners and their customers. Most of the Company's technical operation personnel are either biologists or biochemists and have extensive experience in academic, industrial and commercial settings. Cross training is a major focus, empowering group members to solve problems outside their primary assignment.

Customer Support

         Our in-house customer support department assists users through a toll-free customer support hotline, facsimile and e-mail. Personnel assist our strategic partners and customers with product orders, software, hardware, system implementation and development of their bioassays. A comprehensive software and database system is utilized to track customer interactions, follow trends and utilization. The information is categorized and presented to management for weekly and monthly review.

         In addition to resolving customer problems, our customer service group also attends trade shows and visits customers to solicit feedback.

Training

         Through our training group, we offer comprehensive programs in basic system training, advanced assay development, instrument field service and technical support functions. For larger customers who have many users, such as our strategic partners, training may be performed on-site at their locations.

Field Service

         We currently have five field service personnel based in Austin, Texas and one in California. To support the increasing number of installed systems, we have entered into agreements with third party service providers and intend to base additional field service personnel on both the east and west coasts of the U.S. for quicker, more cost-effective support of our customers. Additionally, certain of our strategic partners provide their own field service support. We also recently opened a technical service facility in Amsterdam, The Netherlands to better support our increasing base of European customers.

Technical Applications

         In order to allow customers to expedite the production of bioassays for use on our systems, we have formed a technical applications group, based in Austin, Texas, that includes experienced biological scientists. This group will work closely with our customers and strategic partners in their development of bioassays with the ultimate goal of faster adoption and commercialization.

RESEARCH AND DEVELOPMENT

         Our research and development program is devoted to advancing the capabilities of our xMAP technology to further penetrate the life sciences industry. In 2001, we incurred research and development expenditures of $8.3 million, as compared with $9.0 million for 2000 and $6.2 million for 1999. As of March 15, 2002, we employed approximately 50 engineers, scientists and technicians dedicated to research and development. In addition, we are collaborating with other companies and academic institutions to increase the breadth of xMAP applications.

         Our current research and development projects include:

         -        Rules-Based Medicine (RBM)
                  We formed a business unit that intends to use our xMAP technology to analyze a large number of proteins on a sample population of normal and diseased individuals. We intend to identify combinations, levels or absences of proteins associated with various diseased states. As patterns are identified, we intend to patent these for future licensing purposes.

                  The Company is analyzing the various legal, accounting and tax implications of structuring alternatives for RBM that would be designed to provide it with access to capital independent of Luminex. These alternatives include (i) transferring the business of RBM to a separately financed entity in exchange for an equity interest in such entity and a royalty based on revenues from products developed by that entity, or (ii) operating RBM as a subsidiary of Luminex which would seek funding from private equity or other strategic sources outside of Luminex. We may decide to continue to operate and fund RBM as a business unit within Luminex or implement another structuring alternative. At this time, the board of directors is continuing to monitor the development of RBM but no decision has been reached regarding its operating structure. RBM, so long as it remains a business unit within the Company, will continue to require human and capital resources of the Company to further develop the technology.

         -        Mixed sample measurement of cells and beads
                  We have initiated a project to examine the utility of xMAP technology for blending bead-based assays for soluble analytes with simultaneous cellular analysis of a complex biological sample. Such a capability would expand the potential market into the cellular arena to further enhance xMAP adoption.

         -        Expanding our multiple testing capabilities
                  Our current bead utilizes two common chemistries for the immobilization of assays on its surface. While these chemistries are well accepted in the industry, it is desirable to expand our bead chemistry capability to enhance market penetration and adoption.

         -        Integrating with liquid handling systems
                  We are collaborating with several of our strategic partners to integrate our various xMAP instruments with their liquid handling equipment to increase bioassay throughput.

         -        Enhancing biassay performance
                  One group of scientists and engineers are dedicated to further enhancing xMAP in the areas of assay performance such as sensitivity precision and ruggedness.

MANUFACTURING

         The Company has approximately 18,000 square feet of manufacturing facilities located at the Company's principal executive offices in Austin, Texas. We are currently in the process of registering our quality management system to the ISO 9001:2000 standard, which is an internationally recognized standard for quality management systems. This is a two-stage process carried out by a third-party registrar chosen by Luminex. The first stage is a complete review of our higher level policies and procedures to ensure that we have established a documented system compliant with the ISO standard. The second stage is a comprehensive audit of all areas to determine whether we have successfully implemented the documented system throughout the organization. The first stage was successfully completed in February 2002. The second stage was successfully completed in March 2002. Subsequent audits by the registrar will be carried out at 6-month intervals to ensure we are maintaining our system in compliance with ISO standards.

Instruments

         Certain components of our xMAP instruments are assembled by contract manufacturers. The remaining assembly and manufacturing of our instruments is performed by our employees at our facility in Austin, Texas. The quality control and quality assurance protocols are also performed at this facility. Parts and component assemblies that comprise our xMAP instruments are obtained from a number of sources; however, we currently purchase lasers for our xMAP instruments from one supplier. We purchase these lasers by purchase orders and not pursuant to a long term contract. While we believe the supplier can continue to meet our needs, there are other suppliers that could provide us lasers, if necessary.

Microspheres

         We dye polystyrene microspheres using a proprietary method in our Austin, Texas manufacturing facility in large lots with ten intensities of a red and an infrared dye to produce 100 distinctly colored microsphere sets. We currently use one supplier for polystyrene microspheres, which we purchase pursuant to purchase orders and not pursuant to a long term contract. While we believe the microspheres will continue to be available from our supplier in quantities sufficient to meet our production needs, there are other suppliers that could provide us microspheres, if necessary. Additionally, we are currently developing a process for the in-house production of microspheres in an effort to reduce our dependence on third party suppliers.

COMPETITION

         We designed our xMAP technology for use by customers across the various segments of the life sciences industry. For this reason, much of our competition is from existing technologies that perform many of the same functions as our xMAP technology. Our competition includes companies marketing conventional testing products based on established technologies, as well as companies developing their own advanced testing technologies. Most of our competitors are larger than we are and can commit significantly greater resources to their competitive efforts.

         The pharmaceutical industry is the largest market for the genomic and high-throughput screening applications of the xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic testing for variability in DNA also can be performed by products available from Affymetrix Inc., Applied Biosystems, a business group of Applera Corporation, Aclara Biosciences, Inc., Clontech Laboratories, Inc., a wholly-owned subsidiary of Becton Dickinson & Company, Perkin-Elmer Life Sciences, a business unit of PerkinElmer, Inc., and Sequenom, Inc., among others. In high-throughput screening, Molecular Devices, IGEN, Amersham and Aurora BioSciences Corporation offer products competitive with ours.

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

         We have implemented a patent strategy designed to maximize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our anticipated customer base. We currently own six issued patents in the United

States and have received notices of allowances for four additional patent applications. In addition, our patent portfolio includes 18 other pending patent applications in the United States and their corresponding international and foreign counterparts in major industrial markets. Our patents and allowed claims provide, or will provide, protection for systems and technologies that allow "real time" multiplexed analytical techniques for the detection and quantification of many analytes from a single sample . We also hold a patent covering the precision-dyeing process that we use to dye our microspheres. We recently received notice of allowance on our "Zero Dead Time" sampling architecture which uses digital oversampling to measure the area of a fluorescence pulse instead of "peak detection," giving increased sensitivity with no lost events. Other issued patents and allowed or pending patent applications cover specific aspects and applications of our xMAP technology and on-going molecular research. However, as a result of a procedural omission, we are unable to pursue in Japan a patent application corresponding to our US patent for real-time multiplexing techniques.

         The source code for our proprietary software is protected as a trade secret and/or as a copyrighted work.

         We also rely on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with strategic partners, third parties, employees and consultants. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original works of expression and any corresponding patents and copyrights arising from their work for us.

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

         In November 2000, we submitted a device master file ("DMF") with information about the Luminex 100 IS to the FDA. Our strategic partners can reference the DMF in their premarket submissions. During the last year, FDA reviewed our DMF while reviewing one of our strategic partner's submissions, and asked questions of the Company about the content of the DMF. It is possible that FDA may ask questions about our DMF each time one of our strategic partners submits an application to the FDA referencing our DMF. Although we intend to respond to the FDA's questions in a timely fashion, there can be no assurance that our responses will be acceptable to the FDA.

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

         We, and our strategic partners, may be subject to periodic inspection by the FDA for compliance with the FDA's current good manufacturing practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. Additionally, our strategic partners may be subject to other premarket and postmarket controls such as labeling, complaint handling and medical device reporting requirements. If the FDA has evidence demonstrating that a company is not in compliance with applicable regulations, it can detain or seize products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees, and can recommend criminal prosecution to the Department of Justice. Other regulatory agencies may have similar powers.

         Medical device laws and regulations are also in effect in many countries outside of the United States. These range from comprehensive preapproval requirements for medical products to simpler requests for product data or certification. The number and scope of these requirements are increasing. There can be no assurance that we, and our strategic partners, will be able to obtain any approvals that may be required to market xMAP products outside the U.S.

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

         RBM is working on developing new technology designed to identify associations among the proteins in blood that cause disease by testing different blood samples for a large number of protein markers. By creating bioinformatics software that will manipulate and analyze large amounts of data from blood samples from people who develop a specific disease over a period of time, we intend to create a database and algorithms to detect distinct disease patterns indicated by the presence or absence of these protein markers. Some or all of the products that may result from the bioinformatics software, database or algorithms may be subject to FDA regulation and, therefore, may be subject to premarket controls such as premarket clearance. There can be no assurance that the FDA will clear such products.

         We are subject to stringent and complex federal, state and local laws and regulations relating to the protection of the environment. In the course of our business, we are involved in the handling, storage and disposal of certain chemicals and biohazards. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Many of these environmental laws and regulations impose "strict liability," rendering a party liable without regard to negligence or fault on the part of such party. Such environmental laws and regulations may expose us to liability for environmental contamination, including remediation costs, natural resource damages and other damages as a result of the conduct of, or conditions caused by, others, or for acts that were in compliance with all applicable laws at the time such acts were performed. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. Although it is our policy to use generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on or under other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, remediation and monitoring requirements under federal, state and local environmental laws and regulations. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties. We do not believe that we have been required to expend material amounts in connection with our efforts to comply with environmental requirements or that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Because the requirements imposed by such laws and regulations may frequently change and new environmental laws and regulations may be adopted, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position. Moreover, the modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact our strategic partners, which in turn could have a material adverse effect on us and other similarly situated component companies.

EMPLOYEES

         As of March 15, 2002, we had a total of 183 employees. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF APPROXIMATELY $51 MILLION AS OF DECEMBER 31, 2001.

         We have incurred significant net losses since our inception, including losses of $15.7 million in 2001, $12.5 million in 2000 and $12.6 million in 1999. At December 31, 2001, we had an accumulated deficit of approximately $51.1 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

IF OUR TECHNOLOGY AND PRODUCTS DO NOT BECOME WIDELY USED IN THE LIFE SCIENCES INDUSTRY, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.

         Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. However, compared to certain other technologies, our xMAP technology is new and relatively unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential customers to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

- convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, research, clinical and biomedical testing and analysis;

- manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

-        place and service sufficient quantities of our products.

         Because of these and other factors, our products may not gain sufficient market acceptance to achieve profitability.

OUR BUSINESS PLAN MAY NOT SUCCEED UNLESS WE ESTABLISH MEANINGFUL AND SUCCESSFUL RELATIONSHIPS WITH OUR STRATEGIC PARTNERS.

         Our strategy for the development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of December 31, 2001, we had entered into strategic partnerships with 35 companies, yet only 14 of these partners have released commercialized products utilizing the Luminex platform. Furthermore, two of our customers accounted for 29% of the Company's revenues for the year ended December 31, 2001. The loss of any of our significant strategic partners, or either of our two largest customers during 2001, would have a material adverse effect on our growth and future results of operations. Delays in implementation, changes in strategy or the financial difficulty of any of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operation.

         Our ability to enter into agreements with additional partners depends in part on convincing them that our technology can help achieve and accelerate their goals or efforts. We will expend substantial funds and management efforts with no assurance that any additional strategic relationships will result. We cannot assure you that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our xMAP technology, which may hinder or prevent strategic relationships. Termination of strategic relationships, or the failure to enter into a sufficient number of additional agreements on favorable terms, could reduce sales of our products, lower margins on our products and limit the creation of market demand and acceptance.

         Our business plan contemplates that a significant portion of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot predict future sales and royalty revenues because our existing strategic partner agreements do not include minimum purchase requirements. In addition, we do not have the right or ability to provide incentives to our strategic partners' sales personnel to sell products based on xMAP technology or to control the timing of the release of products by our strategic partners. The amount of these revenues will depend on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

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

         In addition, we anticipate that a large percentage of future sales of our products, and products incorporating our technology, will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:

- We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

- Our strategic partners are not committed to minimum purchase commitments and we do not control the incentives provided by our strategic partners to their sales personnel.

- A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the FDA.

- Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

         We have and expect to maintain a limited marketing, sales and distribution staff. As a result, if our strategic partners fail to achieve projected levels of sales, we will likely not achieve our estimated operating results.

WE EXPECT OUR OPERATING RESULTS TO CONTINUE TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

         The sale of bioassay testing devices typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycle associated with our products typically is lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews that are beyond our control. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter. We expect this trend to continue for the foreseeable future.

         The vast majority of our system sales are made to our strategic partners. Our partners typically purchase instruments in three phases during their commercialization cycle: first, instruments necessary to support internal assay development; second, instruments for sales force demonstrations; and finally, instruments for resale to their customers. As a result, most of our system placements are highly dependent on the commercialization timetables of our strategic partners and can fluctuate from quarter to quarter as our strategic partners move from phase to phase. We expect this trend to continue for the foreseeable future.

BECAUSE WE RECEIVE REVENUES PRINCIPALLY FROM LIFE SCIENCE COMPANIES, THE CAPITAL SPENDING POLICIES OF THESE ENTITIES HAVE A SIGNIFICANT EFFECT ON THE DEMAND FOR OUR PRODUCTS.

         Our customers include clinical diagnostic, pharmaceutical, biotechnological, chemical and industrial companies, and the capital spending policies of these companies can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including governmental regulation or price controls, the resources available for purchasing research equipment, the spending priorities among various types of analytical equipment and the policies regarding capital expenditures during recessionary periods. Any decrease in capital spending by life sciences companies could cause our revenues to decline. As a result, we are subject to significant quarter to quarter volatility in revenue expectations and actual revenue results. Therefore, our quarterly operating results can be materially affected (negatively and positively) by the spending policies and priorities of our customers.

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

THE INTELLECTUAL PROPERTY RIGHTS WE RELY UPON TO PROTECT THE TECHNOLOGY UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE TO MAINTAIN MARKET EXCLUSIVITY. INADEQUATE INTELLECTUAL PROPERTY PROTECTION COULD ENABLE THIRD PARTIES TO EXPLOIT OUR TECHNOLOGY OR USE VERY SIMILAR TECHNOLOGY AND COULD REDUCE OUR ABILITY TO DISTINGUISH OUR PRODUCTS IN THE MARKET.

         Our success will depend on our ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. Any patents we own may not afford full protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products that are not covered by our patents. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

         We have obtained six patents in the United States directed to various aspects and applications of our technology. We have 22 pending applications in the United States, four of which have been allowed. Moreover, we have two published and 24 pending applications in certain foreign jurisdictions. In Japan, due to a procedural omission by our previous patent counsel, we are unable to obtain patent protection for our method of "real time" detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

         We require our employees, consultants, strategic partners and other third parties to execute confidentiality agreements. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use of our intellectual property or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary technology and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.

         In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. These legal proceedings could be expensive, take significant time and divert management's attention from other business concerns. If we lose, we may lose the benefit of some of our intellectual property rights, the loss of which may inhibit or preclude our ability to exclude certain competitors from the market. We also may provoke these third parties to assert claims against us. The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents like ours.

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

         We may be sued for infringing on the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe the proprietary rights of others or that their rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, if at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.

         We are aware of a European patent granted to Dr. Ioannis Tripatzis, which covers certain testing agents and certain methods of their use. Dr. Tripatzis has publicly stated his belief that his European patent covers aspects of our technology if practiced in Europe. This European patent expires in 2004. We cannot assure you that a dispute with Dr. Tripatzis will not arise involving our European activities or that any dispute with him will be resolved in our favor.

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

         We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have a minimum purchase requirement with a contract manufacturer which requires us to take delivery of a minimum number of products or the cost per unit will increase, which would adversely impact our gross margin. In addition, certain key components of our product line are currently purchased from a limited number of outside sources and may only be available through a limited number of providers. We do not have agreements with all of our suppliers. Our reliance on our suppliers and contract manufacturers exposes us to risks including:

- the possibility that one or more of our suppliers or our assemblers could terminate their services at any time without penalty;

-        the potential inability of our suppliers to obtain required components;

- the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

- reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

-        increases in prices of raw materials and key components.

         Consequently, in the event that supplies of components or work performed by any of our assemblers are delayed or interrupted for any reason, our ability to produce and supply our products could be impaired.

RBM IS SUBJECT TO ADDITIONAL RISKS AND UNCERTAINTIES AND HAS SIGNIFICANT HUMAN AND CAPITAL RESOURCE REQUIREMENTS.

         RBM seeks to identify associations among the proteins in blood that cause disease. We intend to identify these associations by testing different blood samples for a large number of protein markers. In addition, we will need to create large panels of bioassays to test the blood samples. To the extent we are unable to obtain sufficient quantities of relevant blood samples and medical histories, or cannot develop a large panel of bioassays to test the samples, we will not be able to produce meaningful information.

         If we, or any third-party collaborators, encounter difficulties in developing the software that will be used to analyze the information, our ability to identify useful information will be adversely affected. There can be no assurance that our efforts will lead to useful scientific information or that we will be able to attract customers for this information. In addition, because RBM will require manipulating and analyzing large amounts of data, we will be dependent on the continuous, effective, reliable and secure operation of our computer hardware, software, networks and related infrastructure. In addition, as stated in "Government Regulations" above, some or all of the products that may result from RBM may be subject to FDA regulation and, therefore, may be subject to premarket controls such as premarket clearance. There can be no assurance that the FDA will clear such products.

         Furthermore, RBM utilizes significant human resources and requires significant capital to fund the research and development associated with this business unit. The Company is analyzing the various legal, accounting and tax implications of structuring alternatives for RBM that would be designed to provide it with access to capital outside of the Company. At this time, the Company's Board of Directors is continuing to monitor the development of RBM but no decision has been reached regarding its operating structure. So long as RBM remains a business unit within the Company, the continuing need for human resources and funding could detract from revenue producing opportunities of the Company and materially adversely impact our operating margin and net loss.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND TO RETAIN OUR MANAGEMENT AND STAFF.

         We depend on the principal members of our management and scientific staff, including our research and development, customer support, technical service and sales staff. The loss of services of any of our key members of management could delay or reduce our product development, sales and customer support efforts. In addition, recruiting and retaining qualified scientific and other personnel to perform research and development, customer support, technical service and sales work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. In March 2002, we created a Management Evaluation and Search Committee to evaluate our existing management team and organizational structure and to provide recommendations regarding changes and additions to our management team and organizational structure, if deemed appropriate. There can be no assurance that we will be able to attract additional and retain existing personnel.

IF WE FAIL TO COMPLY WITH THE EXTENSIVE GOVERNMENTAL REGULATIONS THAT AFFECT OUR BUSINESS, WE COULD BE SUBJECT TO ENFORCEMENT ACTIONS, INJUNCTIONS AND CIVIL AND CRIMINAL PENALTIES THAT COULD DELAY OR PREVENT MARKETING OF OUR PRODUCTS.

         The production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the Food and Drug Administration in the United States and by similar agencies in other countries. Some of our products and products based on our technology expected to be produced by our strategic partners for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. To date, only two such approvals or clearances have been obtained by our strategic partners. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, we are also required to comply with FDA requirements relating to laser safety.

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

         RBM will also be subject to various governmental regulations, which may delay or prohibit certain planned activities. Certain biological testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed towards insurance carriers and employers using such tests to discriminate on the basis of such information, resulting in barriers to the acceptance of such tests by consumers. These concerns could lead to governmental authorities calling for limits on or regulation of the use of testing of the type proposed to be performed. Such regulations would likely reduce the potential markets for any products that might be developed.

         Our strategic partners and customers expect that our organization operates to an established quality management system compliant with FDA quality system regulations and industry standards, such as ISO 9000. Failure to maintain compliance to FDA regulations and failure to obtain and maintain ISO registration could reduce our competitive advantage in the international market and also decrease satisfaction and confidence levels with our partners.

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

OUR OPERATING RESULTS MAY BE AFFECTED BY CURRENT ECONOMIC AND POLITICAL CONDITIONS.

         On September 11, 2001, the United States was the target of unprecedented terrorist attacks. These attacks have created many economic and political uncertainties, some of which may adversely affect our business and revenues. While we do not believe that the attacks had an adverse effect on our operations during the remainder of 2001, the long-term effects of the attacks on our business and revenues are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which also could adversely affect our business and revenues in the short or long term in ways that cannot presently be predicted.

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

         The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

-        general economic conditions and interest rates;

- instability in the United States and other financial markets as a result of the terrorist attacks on September 11, 2001 and the possibility of armed hostilities or further acts of terrorism in the United States or elsewhere;

- actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by us or by securities analysts;

-        announcements of technological innovations by us or our competitors;

- new products or services introduced or announced by us or our competitors;

-        changes in financial estimates by us or by securities analysts;

- conditions or trends in the life science, biotechnology and pharmaceutical industries;

- announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

-        additions or departures of key personnel; and

-        sales of our common stock.

         In addition, the stock market in general, and The Nasdaq Stock Market and the market for technology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources.

OUR DIRECTORS AND EXECUTIVE OFFICERS HAVE SUBSTANTIAL CONTROL OVER LUMINEX, WHICH COULD DELAY OR PREVENT A MERGER OR OTHER CHANGE IN CONTROL TRANSACTION.

         Our directors and executive officers beneficially owned approximately 32% of our outstanding common stock as of March 15, 2002. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of the Company even if beneficial to our stockholders.

ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, BYLAWS AND STOCKHOLDER RIGHTS PLAN AND DELAWARE LAW COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT.

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

ITEM 2.  PROPERTIES

         Our principal research and development, manufacturing and administrative facilities are currently located in approximately 58,000 square feet of leased space in Austin, Texas. The Company recently extended the lease term for its current facilities and leased additional adjacent space of approximately 30,000 square feet beginning October 2002. The new lease agreement, which covers approximately 98,000 square feet, expires on July 31, 2010. We believe that these facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

         As a result of a procedural omission, we are unable to pursue a patent in Japan which corresponds to some of our issued U.S. patents related to our method of "real time" detection and quantification of multiple analytes from a single sample. On January 31, 2000, we filed a lawsuit in Travis County, Texas state district court alleging negligence and breach of contract on the part of our prior patent counsel in this matter. The case is in discovery and should have mediation in late 2002 and trial in early 2003. We cannot predict whether this lawsuit will be successful and, if so, the amount of any damages we may recover.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE AND OTHER OFFICERS AND RELATED MATTERS

         The following sets forth information regarding our executive and other officers:

               Name                    Age                                      Position
               ----                    ---                                      --------
      Mark B. Chandler, Ph.D           48         Chairman of the Board, President and Chief Executive Officer
      Gail S. Page                     46         Executive Vice President and Chief Operating Officer
      Van S. Chandler                  51         Vice President, Instruments and Chief Technology Officer
      Randel S. Marfin                 45         Vice President, Business Development
      Ralph L. McDade, Ph.D.           47         Vice President, Research & Development and Chief Scientific Officer
      Oliver H. Meek                   50         Vice President, Manufacturing
      Michael D. Spain, M.D.           49         Vice President, Clinical Affairs and Chief Medical Officer
      James E. Schepp                  48         Vice President, Sales and Marketing
      James W. Jacobson, Ph.D.         47         Vice President, Technical Operations
      Harriss T. Currie                40         Acting Chief Financial Officer and Controller

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

         Van S. Chandler. Mr. Chandler, a co-founder, has served as Vice President, Instruments and Chief Technology Officer since January 1998. In addition, Mr. Chandler served the Company as a director from May 1995 to February 2000 and as an independent contractor from 1995 to 1998. Since 1995, he has led the design and development of the digital signal processing hardware and data analysis software for our instrumentation systems. In 1990, Mr. Chandler founded Sigma Logic Corp., and while serving as its President and CEO from 1990 to 1995, he developed an array of law enforcement technologies, including wireless police data networks and imaging systems for the FBI. Mr. Chandler founded Concept Communications, Inc. and served as its President and CEO from 1985 to 1990. He graduated from the University of Texas at Arlington in 1972 with a B.B.A. in Statistics.

         Randel S. Marfin. Mr. Marfin has served as Vice President, Business Development since joining our Company in June 1998 and has over 13 years of clinical laboratory management experience. Prior to joining us, he worked for three years at SpectraCell Laboratories, Inc., most recently as Vice President of Sales and Marketing where he was responsible for business development, acquisitions, strategic planning and sales and marketing. From 1990 to 1998, he served as General Manager of Texas for both Damon Clinical Laboratories and Nichols Institute. In addition, Mr. Marfin held sales management and business development positions for Damon Clinical Laboratories and MPC Labs. Mr. Marfin graduated from the University of Houston in 1986 with a B.S. in Biochemistry and Biophysics and served in the United States Air Force.

         Ralph L. McDade, Ph.D. Dr. McDade has served as Vice President, Research & Development and Chief Scientific Officer since June 1999. From January 1996 to June 1999, he served as Vice President of Development of the Company. From 1988 until 2001, he served as Director of Research and Development for Inland Laboratories. After post-doctoral training at The University of Connecticut Health Center in Farmington, he held faculty positions at The Rockefeller University in New York and at Louisiana State University Medical Center in New Orleans. Dr. McDade received his Ph.D. in Microbiology from the University of Texas Southwestern Medical School in 1980.

         Oliver H. Meek. Mr. Meek has served as Vice President, Manufacturing since February 2000 and served the Company as a consultant from 1999 to February 2000. From August 1985 to January 2000, he held management positions in the area of Technical Product Development, Reagent and Instrument Manufacturing and Quality with Abbott Laboratories. Mr. Meek graduated from The University of Texas at Austin in 1979 with a B.A. degree in biology.

         Michael D. Spain, M.D. Dr. Spain has served as Vice President, Clinical Affairs and Chief Medical Officer since March 1997. From 1994 until joining us, he served as Medical Director of Laboratory Corporation of America. From 1984 to 1994, he served as Medical Director of Quest Laboratory (formerly Damon Clinical Laboratory). Following a four-year residency in pathology at Baylor University Medical Center in Dallas, he became board certified in 1984. Dr. Spain received his M.D. from the University of Texas Southwestern Medical School in Dallas in 1980.

         James E. Schepp. Mr. Schepp joined Luminex as Vice President, Sales and Marketing in April 2001. He served as Vice President, European Commercial Operations for Beckman Coulter from 1999 until joining the Company in 2001. From 1992 to 1999, Mr. Schepp was responsible for all sales, marketing and customer support in the U.S. for Coulter Corporation, a predecessor to Beckman Coulter. Mr. Schepp graduated from the University of North Carolina in 1975 with a B.S. in Environmental Health and served an internship with the U.S. Public Health Service in Norfolk, Virginia.

         James W. Jacobson, Ph.D. Dr. Jacobson joined Luminex Corporation in May 1998, and he currently serves as Vice President, Technical Operations. From 1994 to 1998, Dr. Jacobson was Laboratory Director at Cytastar Laboratories, Virus Reference Laboratories and SpectraCell Laboratories in Houston. Following post-doctoral work at North Carolina State University and Duke University, he was a faculty member in the Department of Biology, University of Houston, Houston, Texas. Dr. Jacobson received the Ph.D. degree in 1986 from Washington University in Saint Louis, Missouri.

         Harriss T. Currie. Mr. Currie, a Certified Public Accountant, has served as the Controller of Luminex since joining the Company in November 1998. In March 2002, Mr. Currie was elected to serve as Acting Chief Financial Officer of the Company. Prior to joining us, he was employed as the Chief Financial Officer, Secretary and Treasurer of SpectraCell Laboratories from 1993 to 1998 where he also served as Vice President of Finance for two subsidiary companies of SpectraCell Laboratories from 1997 to 1998. Mr. Currie earned his B.B.A. from Southwestern University in 1986 and his M.B.A. in Finance and Marketing from The University of Texas at Austin in 1992. Prior to returning to school for his M.B.A., Mr. Currie was a certified public accountant with Deloitte & Touche LLP.

         In mid 2001, the Company's Chairman of the Board and Chief Executive Officer, with the concurrence of the Company's Board of Directors, requested G. Walter Loewenbaum, an outside director and beneficial owner of approximately 11.8% of the Company's outstanding common stock as of March 15, 2002, to consult with and provide advice and assistance to the Company's senior management team with respect to financial and strategic matters and general business operations of the Company. In conjunction therewith, Mr. Loewenbaum has maintained an office at the Company's principal executive offices on a regular basis. Other than the compensation received in his capacity as an outside director, Mr. Loewenbaum does not receive any compensation for these services.

         In March 2002, we created a Management Evaluation and Search Committee to evaluate our existing management team and organizational structure and to provide recommendations regarding changes and additions to our management team and organizational structure, if deemed appropriate.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         Our common stock is traded on The Nasdaq Stock Market under the symbol "LMNX."

         The following table sets forth the range of high and low sale prices on The Nasdaq Stock Market for each quarter during 2000 and 2001.

                   2000                                                      High          Low
                   ----                                                      ----          ---
                   First Quarter (commencing March 30, 2000).........     $  26.00      $  17.875
                   Second Quarter....................................     $  43.00      $  13.25
                   Third Quarter.....................................     $  64.125     $  25.25
                   Fourth Quarter....................................     $  38.50      $  18.75

                   2001                                                      High           Low
                   ----                                                      ----           ---
                   First Quarter.....................................     $  36.187     $  15.875
                   Second Quarter....................................     $  24.00      $  11.95
                   Third Quarter.....................................     $  22.35      $  13.42
                   Fourth Quarter....................................     $  18.98      $  12.49

HOLDERS

         As of March 15, 2002, we had 287 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

DIVIDENDS

         We have never declared or paid cash dividends on our common stock and, while this policy is subject to periodic review by our board of directors, we currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         Between January 1, 2001 and December 31, 2001, we issued 1,072,424 shares of common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for exercise prices ranging from $.49 to $5.88 per share and a total of 75,165 shares of common stock pursuant to the exercise of various warrants issued at an exercise price of $1.96 per share. In addition, during 2001, we issued 2,685 shares of common stock pursuant to the exercise of options granted to employees pursuant to our 2001 Broad-Based Stock Option Plan for an exercise price of $13.05 per share. We issued all of these shares in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in
Section 4(2) or Rule 701 thereof.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

         On March 29, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (No. 333-96317) effective. The net proceeds of the initial public offering were approximately $77.0 million. As of December 31, 2001, we had used approximately $33 million of this amount to fund our operations, including continued development and manufacturing of existing products, research and development of additional products, hiring additional personnel and expanding our facilities. Pending their use, the remaining net proceeds are currently invested in short-term, interest-bearing, investment grade securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

                                                                   Year Ended December 31,
                                             ----------------------------------------------------------------
                                               2001          2000          1999          1998          1997
                                             --------      --------      --------      --------      --------
                                                               (In thousands, except per share data)
Consolidated Results of Operations Data:

Revenue ................................     $ 20,939      $  8,570      $  3,112      $    386      $     99
Gross profit ...........................        6,323         3,230         1,940           298            89
Loss from operations ...................      (18,484)      (16,372)       (9,486)       (5,879)       (2,931)
Net loss ...............................      (15,685)      (12,474)       (9,202)       (5,596)       (2,753)
Accretion of discount on convertible
     preferred stock ...................     $     --      $     --      $ (3,406)     $     --      $     --
                                             --------      --------      --------      --------      --------
Net loss applicable to common
     Stockholders ......................     $(15,685)     $(12,474)     $(12,608)     $ (5,596)     $ (2,753)
                                             ========      ========      ========      ========      ========
Net loss before per common share, basic
     and diluted .......................     $  (0.55)     $  (0.52)     $  (0.96)     $  (0.43)     $  (0.21)
                                             ========      ========      ========      ========      ========
Shares used in computing net loss per
     share, basic and diluted ..........       28,330        23,828        13,151        13,086        12,842


                                                                      At December 31,
                                             ----------------------------------------------------------------
                                               2001          2000          1999          1998          1997
                                             --------      --------      --------      --------      --------
                                                               (In thousands, except per share data)
Consolidated Balance Sheet Data:

Cash and cash equivalents ..............     $ 34,930      $  7,106      $  4,083      $  8,437      $  2,821
Short-term investments .................       16,122        66,521         4,929            --            --
Working capital ........................       63,018        76,779        10,426         8,391         2,761
Total assets ...........................       72,073        83,668        12,566         9,590         3,119
Total stockholders' equity .............       67,255        78,688        11,195         9,190         2,964

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included below in
Item 8 and "Factors That May Affect Future Results" included above in Item 1 of this Annual Report on Form 10-K.

OVERVIEW

         For the years ended December 31, 2001, 2000 and 1999, we had net losses of $15.7 million, $12.5 million and $12.6 million, respectively. We anticipate that our quarterly results of operations will continue to fluctuate for the foreseeable future due to several factors, including a lengthy and unpredictable sales cycle for our product offerings, the rate of market acceptance of current and new products, the timing of the introduction by our strategic partners of commercial products based on our technology, the timing of regulatory approvals, our ability to scale up manufacturing operations and avoid component shortages, the introduction of new products by our competitors, the timing, extent and capital needs of our research and development efforts and the timing of significant orders. Our limited operating history makes accurate predictions of future operations difficult. Based upon preliminary first quarter revenue analysis, we believe the Company's revenues will be significantly below the Company's earlier guidance. We attribute the anticipated revenue shortfall primarily to the fact that certain of our strategic partners continue to have delays in their commercialization timetables, thereby resulting in significantly reduced purchases of the Company's instruments and consumable products.

         Our ability to achieve sustained profitability will depend upon our ability to continue to enter into strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will also result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. Through December 31, 2001, we have entered into strategic partnerships with 35 companies. Of our 35 strategic partners, only 14 partners have released commercialized products utilizing the Luminex platform.

         Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time our product is shipped. We expect that each system's sale will generate a recurring revenue stream from the sale of consumable products. In addition, we recognized royalty revenues for the first time from some of our strategic partners during 2001. Royalty revenue is generated when a partner sells products incorporating our technology or provides testing services to third parties using our technology. Royalty revenue is recognized as it is reported to us by our partners and payment is typically submitted concurrently with the report and is reported as product revenue. During 2001, we also began selling to our customers extended service contracts for maintenance and support of our products. In accordance with the terms of a federal grant from which the Company withdrew on July 1, 2001, grant revenue was recorded as research expenses relating to the grant as incurred, provided that the amounts received were not refundable if the research was not successful. Two customers accounted for 29% of product revenue in 2001, 16% and 13% respectively. We believe these customers relationships to be good; however, the loss of either customer, a significant reduction in product purchases or financial difficulty for either customer could have a material adverse effect on our business, financial condition and resulting operations. We believe these customers will continue as significant customers in 2002; however, we do not currently expect such customers to maintain purchases at the same level as 2001.

         Cost of product revenue consists of direct and indirect manufacturing, quality control, training, customer service and warranty costs. Our operating expenses consist primarily of costs incurred in research and development, manufacturing scale-up and business development and from general and administrative costs associated with our operations. We expect research and development expenses to increase in the future as we continue to develop the RBM business unit and other new products and services. Our RBM business unit, so long as it remains a business unit within the Company, will be incurring research and development expenses, including expenses related to the acquisition of blood samples, development of the assays, development of the software that will capture the data and analyze the results and establishment of the laboratory. Our selling and marketing expenses will increase as we continue to commercialize our products, and general and administrative expenses will increase as we add personnel and expand our facilities.

         Deferred stock compensation represents the difference between the deemed fair value of our common stock and the exercise price of options or warrants and the fair market value of restricted stock grants. For options granted to employees and directors, this difference is calculated as of the grant date and amortized ratably over the vesting period. For options or warrants granted to consultants, the difference is recognized as of the vesting date with adjustments made to the recognized deferred compensation amount up and until that time based on the market value of our common stock. As a result of stock options, warrants and restricted stock grants, we recorded $886,000, $2.4 million and $1.3 million in deferred stock compensation expense in the years ended December 31, 2001, 2000 and 1999, respectively. Total unamortized deferred stock compensation as of December 31, 2001 was $623,000.

         Total deferred revenue as of December 31, 2001 was $655,000 and consisted of (i) payments received for sales to customers with rights of return that had not yet expired, (ii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments and (iii) unamortized revenue related to extended service contracts. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales of certain items in the Statements of Operations. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto.

                                                            Year Ended December 31,(1)
                                                          ----------------------------
                                                          2001        2000        1999
                                                          ----        ----        ----
Revenue:
Product revenue ....................................        98%         95%         84%
Grant revenue ......................................         2%          5%         16%
                                                          ----        ----        ----
    Total revenue ..................................       100%        100%        100%

Cost of product revenue ............................        70%         62%         38%
                                                          ----        ----        ----

     Gross profit ..................................        30%         38%         62%

Operating expenses:
Research and development ...........................        40%        104%        199%
Selling, general and administrative expenses .......        79%        124%        168%
                                                          ----        ----        ----
     Total operating expenses ......................       118%        228%        367%

Loss from operations ...............................       (88)%      (191)%      (305)%

Interest income ....................................        13%         45%          9%
                                                          ----        ----        ----

Net loss ...........................................       (75)%      (146)%      (296)%

Accretion of discount on convertible preferred stock        --          --        (109) %
                                                          ----        ----        ----

Net loss applicable to common stockholders .........       (75)%      (146)%      (405)%
                                                          ====        ====        ====

------------
(1)      Rounding may cause percentages not to total.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Revenue. Revenue increased to $20.9 million in 2001 from $8.6 million in 2000 primarily as a result of increases in instrumentation and consumable revenue. Instrumentation revenue increased from $6.8 million in 2000 to $15.4 million in 2001, an increase of $8.6 million or 126%. The increase in instrumentation revenue was attributable to increased sales of the Luminex 100 analyzer along with an increase in sales of the related peripheral components: the Luminex XY Platform and Luminex SD. The following table summarizes the number of instrument sales for 2001 compared with 2000:

                                                              Year Ended December 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------    ---------
             Luminex 100.................................         621          297
             Luminex XY Platform.........................         500          243
             Luminex SD..................................         381           37

         Consumables sales increased to $4.0 million in 2001 from $1.2 million in 2000, an increase of $2.8 million or 233%. The increase in consumable sales was attributable to the increase in the installed base of instrumentation.

         We recognized royalty revenue for the first time during 2001 in the amount of approximately $128,000, as eight of our strategic partners generated royalty-bearing sales.

         Other revenue increased to $990,000 in 2001 from $130,000 in 2000, an increase of $860,000. Included in other revenue are shipping charges, service contract revenue, training revenue and other miscellaneous sales. The increase was primarily a result of an increase in shipping revenue of approximately $200,000, an increase in other miscellaneous sales (primarily parts sales) of approximately $380,000 and an increase in training and service contract sales of approximately $250,000.

         Grant revenue increased by 10% to $492,000 in 2001 from $446,000 in 2000. After being temporarily suspended in September 1999 when our prior joint venture partner withdrew as a result of a change in its business strategy, the grant was reinstated on July 1, 2000 with a new joint venture partner. Subsequently, on July 1, 2001 we permanently withdrew from our grant arrangement, and no further grant revenue is anticipated.

         A breakdown of total revenue for the years ended December 31, 2001 and 2000 is as follows (in thousands):

                                                             Year Ended December 31,
                                                             -----------------------
                                                                2001         2000
                                                              -------       ------
             Instrument sales...........................       $15,354      $6,804
             Consumable sales...........................         3,975       1,190
             Royalty revenue............................           128          --
             Other revenue..............................           990         130
             Grant revenue..............................           492         446
                                                               -------      ------
                                                               $20,939      $8,570
                                                               =======      ======

         Gross Profit. Gross profit increased by 97% to $6.3 million in 2001 from $3.2 million in 2000. Gross margin (gross profit as a percentage of total revenue) decreased to 30% for the year ended December 31, 2001 from 38% for the year ended December 31, 2000. The decrease in gross margin was primarily attributable to: (i) an increase in raw material and component costs and (ii) an increase in manufacturing overhead related to the expansion of operations for anticipated future demand.

         Research and Development Expense. Research and development expenses decreased 8% to $8.3 million in 2001 from $9.0 million in 2000. The decrease in 2001 was primarily attributable to the completion of several initiatives during the year related to the development of new products. Also, contributing to this net decrease were reductions in consumable supplies and stock compensation expenses of $1.1 million and $500,000, respectively, offset by increases in R & D personnel costs of approximately $500,000.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased by $5.9 million to $16.5 million in 2001 from $10.6 million in 2000, an increase of 56%. The increase was primarily attributable to increased personnel costs of $2.8 million, increased consulting and professional expenses of $1.0 million and increased corporate insurance and taxes of $1.2 million.

         Interest Income. Interest income decreased by $1.1 million to $2.8 million in 2001 from $3.9 million in 2000. The decrease was attributable to a significant decrease in the average investment yields in 2001 compared with 2000 and a reduction in the average cash and short-term investment balances.

         Income Taxes. As of December 31, 2001, we had federal net operating loss carryforwards of approximately $63 million and federal research tax credit carryforwards of approximately $1.4 million. The federal net operating loss and credit carryforwards begin to expire in 2010, if not utilized. Utilization of the federal net operating losses and credit carryforwards will be limited by the change of ownership provisions contained in Section 382 of the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         Revenue. Revenue increased to $8.6 million in 2000 from $3.1 million in 1999 primarily as a result of product revenue which increased 212% to $8.1 million in 2000 from $2.6 million in 1999. Included in product revenue are consumables sales, which increased by 214% to $1.2 million in 2000 from $379,000 in 1999. The following table summarizes the number of instrument sales for 2000 compared with 1999:

                                                          Year Ended December 31,
                                                          -----------------------
                                                             2000          1999
                                                          ---------     ---------
             Luminex 100..........................        $     297     $      92
             Luminex XY Platform..................              243            26
             Luminex SD...........................               37            --

         Grant revenue decreased by 12% to $446,000 in 2000 from $506,000 in 1999. After being temporarily suspended in September 1999 when our prior joint venture partner withdrew due to a change in its business strategy, the grant was reinstated on July 1, 2000 with a new joint venture partner.

         A breakdown of revenue for the years ended December 31, 2000 and 1999 is as follows (in thousands):

                                                                   Year Ended December 31,
                                                                  ------------------------
                                                                     2000           1999
                                                                  ----------     ---------
             Instrument sales.............................        $    6,804     $   2,165
             Consumable sales.............................             1,190           379
             Grant revenue................................               446           506
             Other revenue................................               130            62
                                                                  ----------     ---------
                                                                  $    8,570     $   3,112
                                                                  ==========     =========

         Gross Profit. Gross profit increased by 66% to $3.2 million in 2000 from $1.9 million in 1999. Gross margin decreased to 38% for the year ended December 31, 2000 from 62% for the year ended December 31, 1999. The decrease in gross margin was primarily attributable to: (i) a reduction in the average selling price of our systems, resulting from an increase in the number of sales to strategic partners which are made at discounted prices, (ii) an increase in cost of product revenue caused by higher material costs and (iii) the absence of grant revenue in the first six months of 2000.

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

         Interest Income. Interest income increased to $3.9 million in 2000 from $284,000 in 1999. The increase was attributable to an increase in the average cash and short-term investment balances, resulting from investment of the net proceeds of our initial public offering in April 2000.

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

                                                        QUARTER ENDED
                                    -----------------------------------------------------------
                                    March 31,      June 30,      September 30,     December 31,
                                      2001           2001            2001             2001
                                    ---------      --------      -------------     ------------
         Revenue ............        $ 3,864         4,712          6,188             6,175
         Gross profit .......          1,254           794          2,006             2,269
         Loss from operations         (5,028)       (5,146)        (4,206)           (4,104)
         Net loss ...........         (3,949)       (4,369)        (3,621)           (3,746)
         Basic loss per share          (0.14)        (0.15)         (0.13)            (0.13)


                                                        QUARTER ENDED
                                    -----------------------------------------------------------
                                    March 31,      June 30,      September 30,     December 31,
                                      2000           2000            2000             2000
                                    ---------      --------      -------------     ------------
         Revenue .............       $ 1,390         1,394          2,315             3,471
         Gross profit ........           667           409            899             1,255
         Loss from operations         (2,723)       (4,845)        (4,041)           (4,763)
         Net loss ............        (2,611)       (3,644)        (2,730)           (3,489)
         Basic loss per share          (0.19)        (0.13)         (0.10)            (0.13)


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, we held cash, cash equivalents and short-term investments of $51.1 million and had working capital of $63.0 million. At December 31, 2000, we held cash, cash equivalents and short-term investments of $73.6 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States Government or agencies thereof and U.S. corporate debt securities.

         Cash used in operations was $22.6 million in 2001, compared with $10.4 million in 2000. Cash used consisted of the $15.7 million net loss for 2001, increase in inventories of $6.3 million at December 31, 2001 and an increase in receivables of $4.2 million. Purchases of property and equipment in 2001 totaled $2.4 million, compared with $2.5 million in 2000.

         We have contractual minimum purchase commitments with one of our contract manufacturers. Should our production requirements fall below the level of our commitments we could be required to take delivery of inventory for which we have no immediate need or incur an increased cost per unit going forward. The Company is not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. Should the Company's need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials.

         Our research and development expenses in 2001 were $8.3 million, of which the RBM project was approximately $1 million. In 2002 we expect non-RBM research and development expenses to remain comparable. With respect to RBM, our research and development expenses could increase over prior year levels. Based on current plans, it is anticipated that aggregate research and development expenses for 2002 will be in the range of $8 to $11 million if RBM remains a business unit within the Company. As set forth in Item 1 - "Business - Research and Development", we are evaluating various legal, accounting and tax implications of structuring alternatives designed to provide RBM with capital. If and until such a transaction occurs, the research and development expenses associated with RBM will continue to be incurred by the Company. Anticipated research and development expenses for RBM for 2002 are expected to be in the range of $2 to $4 million.

         Selling, general and administrative expenses should increase slightly over 2001 as a result of additions to personnel, increased production and commercialization efforts and increased expenditures for product development and for the expenses related to development of our business unit. Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. We believe that our existing cash, cash equivalents and short term-investments are sufficient to fund our current operating expenses and capital equipment requirements for 2002.

         We have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies. There can be no assurance that debt or equity funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments held to maturity. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign customers, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                             PAGE
                                                                             ----
Report of Independent Auditors................................................28

Consolidated Balance Sheets...................................................29

Consolidated Statements of Operations.........................................30

Consolidated Statements of Cash Flows.........................................31

Consolidated Statements of Changes in Stockholders' Equity....................32

Notes to Consolidated Financial Statements....................................33

                         Report of Independent Auditors


The Board of Directors
Luminex Corporation

         We have audited the accompanying consolidated balance sheets of Luminex Corporation and subsidiaries as of December 31, 2001 and 2000, and the related statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luminex Corporation and subsidiaries at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                           /s/ Ernst & Young LLP


Austin, Texas
January 29, 2002

                               LUMINEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                           December 31,
                                                                                    -------------------------
                                                                                      2001            2000
                                                                                    ---------       ---------
                                     ASSETS

Current assets:
     Cash and cash equivalents ...............................................      $  34,930       $   7,106
     Short-term investments ..................................................         16,122          66,521
     Accounts receivable, net ................................................          7,246           3,085
     Inventories .............................................................          8,748           2,408
     Other ...................................................................            614           1,739
                                                                                    ---------       ---------
         Total current assets ................................................         67,660          80,859
Property and equipment, net ..................................................          3,577           2,770
Notes receivable - related parties ...........................................            243              39
Other ........................................................................            593              --
                                                                                    ---------       ---------
         Total assets ........................................................      $  72,073       $  83,668
                                                                                    =========       =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................................      $   2,163       $   2,741
     Accrued liabilities .....................................................          2,000             673
     Deferred revenue ........................................................            479             666
                                                                                    ---------       ---------
         Total current liabilities ...........................................          4,642           4,080
Deferred revenue .............................................................            176             900
                                                                                    ---------       ---------
Total liabilities ............................................................          4,818           4,980
Stockholders' equity
     Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding:
          28,788,305 in 2001; 27,586,050 in 2000 .............................             29              28
     Preferred Stock, $.001 par value, 5,000,000 shares authorized; issued and outstanding:
            none in 2001; none in 2000 .......................................             --              --
     Additional paid-in capital ..............................................        118,995         115,651
     Deferred stock compensation .............................................           (623)         (1,529)
     Accumulated other comprehensive income ..................................              1              --
     Accumulated deficit .....................................................        (51,147)        (35,462)
                                                                                    ---------       ---------
         Total stockholders' equity ..........................................         67,255          78,688
                                                                                    ---------       ---------
         Total liabilities and stockholders' equity ..........................      $  72,073       $  83,668
                                                                                    =========       =========









See the accompanying notes.

                               LUMINEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                               Year Ended December 31,
                                                                      --------------------------------------
                                                                        2001           2000          1999
                                                                      --------       --------       --------
Revenue:
     Product ...................................................      $ 20,447       $  8,124       $  2,606
     Grant .....................................................           492            446            506
                                                                      --------       --------       --------
          Total revenue ........................................        20,939          8,570          3,112

Cost of product revenue ........................................        14,616          5,340          1,172
                                                                      --------       --------       --------
     Gross profit ..............................................         6,323          3,230          1,940

Operating expenses:
     Research and development ..................................         8,280          8,953          6,188
     Selling, general and administrative .......................        16,527         10,649          5,238
                                                                      --------       --------       --------
          Total operating expenses .............................        24,807         19,602         11,426
                                                                                     --------       --------       ---

Loss from operations ...........................................       (18,484)       (16,372)        (9,486)
     Other income, net .........................................         2,799          3,898            284
                                                                      --------       --------       --------

Net loss .......................................................       (15,685)       (12,474)        (9,202)
Accretion of discount on convertible preferred stock ...........            --             --         (3,406)
                                                                      --------       --------       --------
Net loss applicable to common stockholders .....................      $(15,685)      $(12,474)      $(12,608)
                                                                      ========       ========       ========
Net loss per share, basic and diluted ..........................      $  (0.55)      $  (0.52)      $  (0.96)
                                                                      ========       ========       ========
Shares used in computing net loss per share, basic and diluted .        28,330         23,828         13,151












See the accompanying notes.

                               LUMINEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Year Ended December 31,
                                                                                   -------------------------------------
                                                                                     2001           2000          1999
                                                                                   --------       --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................................      $(15,685)      $(12,474)      $(9,202)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization expense ...................................         1,544          1,087           516
    Amortization of deferred stock and stock compensation expense and
         unearned restricted stock ..........................................           886          2,440         1,263
    Implied interest ........................................................           146             --            --
    Forgiveness of note receivables - related parties .......................            50             --            --
    Loss on disposal of assets ..............................................            18             --            --
    Changes in operating assets and liabilities:
        Accounts receivable .................................................        (4,161)        (1,744)       (1,195)
        Inventories .........................................................        (6,340)        (1,745)         (616)
        Other ...............................................................         1,125         (1,523)         (120)
        Accounts payable ....................................................          (578)         2,368           205
        Accrued liabilities .................................................         1,327            395           120
        Deferred revenue ....................................................          (911)           846           646
                                                                                   --------       --------       -------
Net cash used in operating activities .......................................       (22,579)       (10,350)       (8,383)
                                                                                   --------       --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net maturities (purchase) of short-term investments .........................        50,399        (61,592)       (4,929)
Purchase of property and equipment ..........................................        (2,362)        (2,488)       (1,085)
Acquired technology rights ..................................................          (600)            --            --
Notes receivable - related parties ..........................................          (400)           (74)           --
                                                                                   --------       --------       -------
Net cash provided by (used in) investing activities .........................        47,037        (64,154)       (6,014)
                                                                                   --------       --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock ......................................         3,365         78,769            47
Stock issuance costs ........................................................            --         (1,242)           (8)
Proceeds from issuance of Preferred Stock ...................................            --             --         9,904
                                                                                   --------       --------       -------
Net cash provided by financing activities ...................................         3,365         77,527         9,943
                                                                                   --------       --------       -------
Effect of exchange rates on cash ............................................             1             --            --
Increase (decrease) in cash and cash equivalents ............................        27,824          3,023        (4,454)
Cash and cash equivalents, beginning of year ................................         7,106          4,083         8,537
                                                                                   --------       --------       -------
Cash and cash equivalents, end of year ......................................      $ 34,930       $  7,106       $ 4,083
                                                                                   ========       ========       =======
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Conversion of Preferred Stock ...............................................      $     --       $ 28,946       $    --




See the accompanying notes.

                               LUMINEX CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)


                                                   Convertible
                                                 Preferred Stock      Common Stock                          Accumulated
                                                ------------------  ------------------ Additional Deferred  Deficit and    Total
                                                Number of            Number of          Paid-In    Stock   Translation Stockholders'
                                                 Shares    Amount     Shares    Amount  Capital Compensation Adjustment    Equity
                                                --------  --------  ----------  ------ -------- ------------ ----------- -----------
Balance at December 31, 1998 ................    758,821  $ 19,041  13,133,849   $13   $    516    $    --    $(10,380)   $  9,190
 Issuance of Preferred Stock, Series D net of
    discount ................................     57,538     6,499          --    --        406         --          --       6,905
 Issuance of Preferred Stock, Series E, net of
    discount ................................     25,000        --          --    --      3,000         --          --       3,000
 Stock issuance costs .......................         --        --          --    --         (8)        --          --          (8)
 Accretion of discount on convertible
    Preferred Stock .........................         --     3,406          --    --         --         --      (3,406)         --
 Exercise of stock options ..................         --        --      33,905    --         47         --          --          47
 Deferred stock compensation related to
    stock options ...........................         --        --          --    --      1,730     (1,730)         --          --
 Amortization of deferred stock and stock
    compensation Expense ....................         --        --          --    --         --      1,263          --       1,263
 Net loss ...................................         --        --          --    --         --         --      (9,202)     (9,202)
                                                --------  --------  ----------   ---   --------    -------    --------    --------
Balance at December 31, 1999 ................    841,359  $ 28,946  13,167,754   $13   $  5,691    $  (467)   $(22,988)   $ 11,195
 Conversion of Preferred Stock to Common Stock  (841,359)  (28,946)  8,768,582     9     28,937         --          --          --
 Initial public offering, net of offering cost        --        --   4,869,000     5     75,737         --          --      75,742
 Exercise of stock options ..................         --        --     648,529     1      1,735         --          --       1,736
 Exercise of warrants .......................         --        --     117,185    --         49         --          --          49
 Deferred stock compensation related to
    stock options ...........................         --        --          --    --      2,801     (2,801)         --          --
 Warrants granted ...........................         --        --          --    --        135         --          --         135
 Restricted stock granted ...................         --        --      15,000    --        566       (566)         --          --
 Amortization of restricted stock ...........         --        --          --    --         --         78          --          78
 Amortization of deferred stock and stock
    compensation Expense ....................         --        --          --    --         --      2,227          --       2,227
 Net loss ...................................         --        --          --    --         --         --     (12,474)    (12,474)
                                                --------  --------  ----------   ---   --------    -------    --------    --------
Balance at December 31, 2000 ................         --  $     --  27,586,050   $28   $115,651    $(1,529)   $(35,462)   $ 78,688
 Exercise of stock options ..................         --        --   1,123,487     1      3,364         --          --       3,365
 Exercise of warrants .......................         --        --      78,768    --         --         --          --          --
 Deferred stock compensation related to
    stock options ...........................         --        --          --    --        (20)        20          --          --
 Amortization of restricted stock ...........         --        --          --    --         --        425          --         425
 Amortization of deferred stock and stock
    compensation Expense ....................         --        --          --    --         --        461          --         461
 Net loss ...................................         --        --          --    --         --         --     (15,685)    (15,685)
 Translation adjustment .....................         --        --          --    --         --         --           1           1
                                                --------  --------  ----------   ---   --------    -------    --------    --------
Balance at December 31, 2001 ................         --  $     --  28,788,305   $29   $118,995    $  (623)   $(51,146)   $ 67,255
                                                ========  ========  ==========   ===   ========    =======    ========    ========

See the accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Luminex Corporation (the "Company"), a Delaware corporation, designs, develops, manufactures, markets, services and supplies proprietary molecular measurement and analysis systems (the "xMAP System") capable of performing multiple tests on a single patient sample.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

         All of the short-term investments mature within 180 days of December 31, 2001.

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

         One customer accounted for 13%, 13% and 10% of the Company's total revenues in 2001, 2000 and 1999, respectively. An additional customer accounted for 16% of the Company's total revenues in 2001. No other customer accounted for more than 10% of our total revenues in 2001, 2000 or 1999.

INVENTORIES

         Inventories, consisting primarily of raw materials and purchased components, are stated at the lower of cost (standard cost adjusted to actual at period end) or market. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost less accumulated amounts for amortization and depreciation. Property and equipment are generally amortized or depreciated on a straight-line basis over the useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvements.

SOFTWARE COSTS

         During 2000, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes eligible software development costs incurred subsequent to completion of the preliminary project stage. After all substantial testing and deployment is completed and software is ready for its intended use, development costs are amortized over the shorter of the expected useful life of the software or five years. The impact of adoption on the consolidated financial statements of the Company was not material. Prior to adoption of SOP No. 98-1, the Company expensed these costs as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company monitors its long-lived assets to determine if indicators of impairment exist. The Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted estimated future operating cash flows. If impairment is indicated, the amount of such impairment is determined by comparing the carrying value of the asset to the present value of the estimated future cash flows associated with the use of the asset. As of December 31, 2001, no such indicators of impairment have been identified.

REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Revenue from sales of the Company's products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time the product is shipped. Revenues from royalties related to agreements with strategic partners are recognized when such amounts are either reported to the Company or accrued based on shipment activity provided by the respective strategic partner. Revenue from extended service agreements are deferred and recognized ratably over the term of the agreement.

         In accordance with the terms of a federal grant in which the Company participated, grant revenue was recognized as research expenses relating to the grant were incurred, provided that the amounts received were not refundable if the research was not successful.

         Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

         We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant change in the liquidity or financial position of any one of our customers, or a further deterioration in the economic environment, in general, could have a material adverse impact on the collectibility of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

WARRANTY PROGRAMS

         We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed in the period incurred.

ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Advertising expenses were not significant for any of the years presented.

INCENTIVE COMPENSATION

         Management incentive plans are tied to various financial performance metrics. Bonus accruals made throughout the year related to the various incentive plans are based on management's best estimate of the achievement of the specific financial metrics. Adjustments to the accruals are made on a quarterly basis as forecasts of financial performance are updated. At year-end, the accruals are adjusted to reflect the actual results achieved.

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

NET LOSS PER SHARE

         SFAS No. 128, "Earnings Per Share," and Staff Accounting Bulletin ("SAB") No. 98, prescribe standards for computing net income (loss) per share. Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect.

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

RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

                                                   2001        2000
                                                  -------     -------
        Accounts receivable ..................    $ 7,746     $ 3,155
        Less:  allowance for doubtful accounts       (500)        (70)
                                                  -------     -------
                                                  $ 7,246     $ 3,085
                                                  =======     =======


The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

        Balance at December 21, 1998 .......................    $ 14
                 Additions charged to costs and expenses ....     64
                 Write-offs of uncollectible accounts .......    (14)
                                                                ----

        Balance at December 21, 1999 ........................     64
                 Additions charged to costs and expenses ....     94
                 Write-offs of uncollectible accounts .......    (88)
                                                                ----

        Balance at December 21, 2000 ........................     70
                 Additions charged to costs and expenses ....    616
                 Write-offs of uncollectible accounts .......   (186)
                                                                ----
        Balance at December 21, 2001 .......................    $500
                                                                ====

NOTE 3 - INVENTORIES

         Inventories consisted of the following at December 31 (in thousands):

                                                     2001        2000
                                                   -------     -------
        Parts and supplies ....................    $ 7,225     $ 2,002
        Work-in-progress ......................        735         322
        Finished goods ........................      1,288         174
                                                   -------     -------
                                                     9,248       2,498
        Less:  Allowance for obsolete inventory       (500)        (90)
                                                   -------     -------
                                                   $ 8,748     $ 2,408
                                                   =======     =======


         We have contractual minimum purchase commitments with one of our component suppliers. Should our production requirements fall below the level of our commitments, we could be required to take delivery of inventory for which we have no immediate need or postpone delivery of inventory and incur an increased per unit cost going forward.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31 (in thousands):

                                                             2001         2000
                                                            -------     -------
        Laboratory equipment ...........................    $ 2,690     $ 2,179
        Leasehold improvements .........................        850       1,037
        Computer equipment .............................        968         673
        Purchased software and intangibles .............      1,499         480
        Furniture and fixtures .........................        348         349
        Construction in progress .......................         44          --
                                                            -------     -------
                                                              6,399       4,718
        Less:  Accumulated amortization and depreciation     (2,822)     (1,948)
                                                            -------     -------
                                                            $ 3,577     $ 2,770
                                                            =======     =======

NOTE 5 - NOTES RECEIVABLE - RELATED PARTIES

         Notes Receivable - Related Parties consisted of the following at December 31 (in thousands):

                                                                          2001     2000
                                                                         -----     ----
        Notes Receivable - Related Parties ..........................    $ 389     $39
        Implied Interest Discount on Notes Receivable - Related Party     (146)     --
                                                                         -----     ---
                                                                         $ 243     $39
                                                                         =====     ===

         Notes Receivable - Related Parties at December 31, 2001 consisted of notes from two officers of the Company. During 2001, in connection with the relocation and employment of an officer, the Company received a promissory note in the amount of $400,000, secured by mortgaged real property. The promissory note is non-interest bearing and is due on the earlier of (i) the termination of the officer's employment with the Company or (ii) May 9, 2011. On October 2, 2001, according to the terms of the note, $50,000 of principal was forgiven. Contingent upon the continued employment of the officer, additional principal will be forgiven to the extent of $50,000 each October 2 through October 2, 2004, for a total additional principal reduction of $150,000.

         Implied Interest Discount on Notes Receivable - Related Party is the discount derived from imputing an interest rate of 10% on the outstanding balance during the life of the note. This discount is amortized over the life of the note and recognized as interest income. The current balance is the unamortized portion remaining.

NOTE 6 - OTHER ASSETS

         Other assets consisted of the following at December 31, (in thousands):

                                                    2001     2000
                                                    ----    ------
        Purchased Technology Rights (net)....       $587    $   --
        Other ...............................          6        --
                                                    ----    ------
                                                    $593    $   --
                                                    ====    ======


         In March 2001, the Company entered into an agreement that provides the Company with a license to commercialize products incorporating certain patented technology. Under the terms of the agreement, the Company made $600,000 in milestone payments through December 31, 2001 and has agreed to make additional payments of $400,000 in the aggregate upon the achievement of additional milestones. In addition, the Company will make royalty payments based on sales of the developed products incorporating the licensed technology. The costs of the technology rights acquired were capitalized and are being amortized on a straight-line basis over their estimated useful life of approximately four years. As of December 31, 2001, the Company had recognized amortization expense related to the amortization of these acquired technology rights of approximately $13,000.

NOTE 7 - INCOME TAXES

         As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $63 million and research and development credit carryforwards of approximately $1.4 million that will begin to expire in 2010 if not utilized prior to that time.

         Current federal income tax laws impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change," as defined in such laws, of a corporation. The Company's utilization of the net operating losses incurred prior to 2000 will be subject to an annual limitation due to an "ownership change" resulting from the sales of equity securities. The federal net operating loss and credit carryforwards begin to expire in 2010, if not utilized. Utilization of the federal net operating losses and credit carryforwards will be limited by the change of ownership provisions contained in Section 382 of the Internal Revenue Code.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows (in thousands):

                                                              2001         2000
                                                            --------     --------
        Deferred tax assets:
             Deferred revenue ..........................    $    175     $    577
             Depreciable assets ........................         453          352
             Accrued expenses and other ................       1,000          192
             Net operating loss and credit carryforwards      24,680       13,692
             Start-up and organization costs ...........          --            5
             Stock compensation ........................         681          538
                                                            --------     --------
        Total deferred tax assets ......................      26,989       15,356
             Valuation allowance for deferred tax assets     (26,880)     (15,274)
                                                            --------     --------
        Net deferred taxes .............................         109           82
        Deferred tax liabilities:
             Prepaid expenses ..........................        (109)         (82)
                                                            --------     --------
        Total deferred tax liabilities .................        (109)         (82)
                                                            --------     --------
        Net deferred taxes .............................    $     --     $     --
                                                            --------     --------

         The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $11.6 million during 2001. $6.2 million of this increase was due to operating losses not benefited and $5.4 million was due to stock option deductions. Approximately $8.1 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

         The Company's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                        Year Ended December 31,
                                                                    2001        2000         1999
                                                                   ------      ------       ------
          Statutory tax rate ................................       (34.0)%     (34.0)%      (34.0)%
          State taxes, net of federal benefit ...............        (3.0)       (2.9)        (3.0)
          Nondeductible expenses.............................          .3         0.7          0.1
          Research credit generated..........................        (3.4)       (2.3)        (2.7)
          Other..............................................          .3         0.4         (0.6)
          Operating losses not benefited.....................        39.8        38.1         40.2
                                                                   ------      ------       ------
                                                                       -- %        -- %         -- %
                                                                   ======      ======       ======

NOTE 8 - NET LOSS PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                              Year Ended December 31,
                                                                         ----------------------------------
                                                                           2001         2000         1999
                                                                         --------     --------     --------
        Basic and diluted:
        Net loss applicable to common stockholders ..................    $(15,685)    $(12,474)    $(12,608)
                                                                         ========     ========     ========

        Weighted average shares of common stock outstanding .........      28,330       23,828       13,151
                                                                         ========     ========     ========

        Basic and diluted net loss per share ........................    $  (0.55)    $  (0.52)    $  (0.96)
                                                                         ========     ========     ========

        Pro forma basic and diluted:
        Net loss applicable to common stockholders ..................    $(15,685)    $(12,474)    $(12,608)
        Add back accretion of discount on convertible preferred stock          --           --        3,406
                                                                         --------     --------     --------

        Pro forma net loss applicable to common stockholders ........    $(15,685)    $(12,474)    $ (9,202)
                                                                         ========     ========     ========

        Shares used above ...........................................      28,330       23,828       13,151
        Pro forma adjustment to reflect weighted average effect of
            assumed conversion of preferred stock ...................          --        2,131        7,378
                                                                         --------     --------     --------

        Shares used in computing pro forma basic and diluted net loss
            per share ...............................................      28,330       25,959       20,529
                                                                         ========     ========     ========

        Basic and diluted pro forma net loss per share ..............    $  (0.55)    $  (0.48)    $  (0.45)
                                                                         ========     ========     ========

         The Company has excluded all convertible preferred stock, outstanding stock options, outstanding warrants to purchase stock and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 3,967,020, 5,428,763 and 12,741,278, for the years ended December 31, 2001, 2000 and 1999, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share.

NOTE 9 - INITIAL PUBLIC OFFERING AND CAPITAL STOCK

INITIAL PUBLIC OFFERING

         On March 30, 2000, trading of the Company's common stock on The Nasdaq Stock Market commenced in conjunction with the Company's initial public offering of 4,500,000 shares of common stock at $17 per share. Cash proceeds from the offering, net of underwriting discounts and commissions, totaled approximately $71.1 million and were received by the Company upon closing of the offering on April 4, 2000. Concurrent with the initial public offering, a total of 841,359 shares of convertible preferred stock, representing all of the Company's issued and outstanding preferred stock, were converted into 8,768,582 shares of common stock.

         On April 27, 2000, the underwriters of the initial public offering exercised a portion of their over-allotment option and purchased an additional 369,000 shares of common stock, generating additional proceeds to the Company of approximately $5.8 million, net of underwriting discounts and commissions.

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

         The Company had previously issued Series A, Series B, Series C, Series D and Series E Convertible Preferred Stock. Effective March 30, 2000, in connection with the Company's initial public offering, all outstanding classes of convertible preferred stock were converted to common stock. At December 31, 2001 there was no preferred stock issued and outstanding.

STOCKHOLDER'S RIGHTS PLAN

         On June 20, 2001, the Company's Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock to stockholders of record at the close of business on July 2, 2001. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a purchase price of $100 per fractional share, subject to adjustment. The rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 20 percent or more of common stock. The rights expire on June 20, 2011.

WARRANTS

         In 2000, the Company granted warrants to purchase 13,000 shares of common stock at $12.00 per share to a collaborative partner that expire on March 29, 2005. The Company recorded, in selling, general and administrative expense, stock compensation in the amount of $135,000 in connection with the issuance of these warrants. At December 31, 2001, the Company had outstanding warrants to purchase 351,090 shares of the Company's common stock at prices ranging from $1.96 to $12.00 per share. The warrants may be exercised, in whole or in part, at any time prior to various expiration dates between April 2, 2002 and March 29, 2005.

DISCOUNT ON CONVERTIBLE PREFERRED STOCK

         The Company recorded a beneficial conversion feature pursuant to the requirements of FASB Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," for certain shares of preferred stock issued in 1999. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock was convertible. The Company recorded a discount of $406,000 for Series D Convertible Preferred Stock issued in November 1999 and $3,000,000 for Series E Convertible Preferred Stock issued in December 1999. The total discount of $3,406,000 was immediately accreted as a preferred stock dividend since the Series D Convertible Preferred Stock and the Series E Convertible Preferred Stock were immediately convertible upon their issuance.

NOTE 10 - EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

         Under the Company's 1996 Stock Option Plan (the "1996 Plan"), the 2000 Long-Term Incentive Plan (the "2000 Plan") and the 2001 Broad-Based Stock Option Plan (the "2001 Plan"), certain employees, non-employees and non-employee directors have been granted options to purchase shares of common stock. The stock options generally vest on a monthly or annual basis over three years from the date of grant and expire either five or ten years after the date of grant. Since approval of the 2000 Plan in February 2000, no further option shares are authorized for issuance under the 1996 Plan.

         The Company's 2000 Plan allows the Company to grant a variety of incentive awards to key employees, directors and consultants of the Company. A maximum of 3.6 million shares of common stock were authorized for issuance under the 2000 Plan and can be awarded in the form of non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. A total of approximately
1.4 million shares are authorized and available for future issuance as of December 31, 2001.

         The Company's 2001 Plan allows the Company to grant non-qualified stock options to employees and consultants of the Company. Directors and officers of the Company are not eligible to participate in the 2001 Plan or to receive grants thereunder. A maximum number of shares of common stock equal to five percent (5%) of the maximum number of fully diluted common shares outstanding from time to time, subject to adjustment, are authorized for issuance under the 2001 Plan. As of December 31, 2001, the maximum number of shares authorized for issuance under the 2001 Plan was approximately 1.7 million. A total of approximately 1.3 million shares are authorized and available for future issuance as of December 31, 2001.

         The 1996 Plan, the 2000 Plan and 2001 Plan are administered by the Compensation and Stock Option Committee of the Board of Directors which has the authority to determine the terms and conditions under which options will be granted, including the number of shares, option price, vesting schedule and term. Under certain circumstances, the Company may repurchase previously granted options or shares issued upon the exercise of a previously granted option.

         During the years ended December 31, 2001, 2000 and 1999 the Company recorded deferred stock compensation expense of $886,000, $2.4 million and $1.3 million in connection with certain stock options granted. The amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the common stock at the time of such grants amortized over the vesting period of the grant. During 2000, the Company granted options to purchase 255,000 shares of common stock with an exercise price of $11.76 per share and fair value of $17.00 per share. The Company issued no options requiring us to record deferred compensation during 2001. All deferred compensation amounts are being amortized over the vesting periods of the applicable options resulting in amortization of $481,000 and $1.7 million in 2001 and 2000, respectively.

         A summary of the changes in stock options is as follows:

                                                                                           Weighted
                                                                 Range of exercise          average
                                                 Shares               prices            exercise price
                                                ---------         ---------------       --------------
Options outstanding, December 31, 1998          2,242,980         $0.49 - $3.92             $ 2.10
     Granted.............................       1,666,884         $1.96 - $5.88             $ 4.03
     Exercised...........................         (33,905)        $0.49 - $1.96             $ 1.38
     Surrendered.........................        (438,600)             $1.96                $ 1.96
                                                ---------         ---------------           ------

Options outstanding, December 31, 1999          3,437,359         $0.49 - $5.88             $ 3.06
     Granted.............................       1,718,000         $5.88 - $44.61            $ 9.88
     Exercised...........................        (648,529)        $0.49 - $18.63            $ 2.67
     Surrendered.........................         (64,184)        $1.96 - $17.00            $ 5.86
                                                ---------         ---------------           ------

Options outstanding, December 31, 2000          4,442,646         $0.49 - $44.61            $ 9.71
     Granted.............................       1,064,097         $12.81 - $30.82           $18.24
     Exercised...........................      (1,123,487)        $0.49 - $44.61            $ 2.99
     Surrendered.........................         (80,480)        $5.88 - $28.00            $16.73
                                                ---------         ---------------           ------

Options outstanding, December 31, 2001          4,302,776         $0.49 -$44.61             $13.48
                                                =========         ===============           ======

         The following table summarizes outstanding and exercisable options at December 31, 2001:

                                               Options outstanding                 Options exercisable
                                        ---------------------------------  --------------------------------
                                            Weighted
                                            average          Weighted           Number          Weighted
                             Number        remaining          average      exercisable and      average
      Exercise price      outstanding   contractual life   exercise price      vested        exercise price
      ---------------     -----------   ----------------   --------------  ---------------   --------------
      $ 0.49 - $ 2.94        404,050          0.85             $ 1.98           404,050           $ 1.98
      $ 3.92 - $ 5.88      1,252,004          2.52             $ 4.14           857,604           $ 4.16
      $11.76 - $18.63      1,723,222          8.48             $15.80           655,111           $14.96
      $19.35 - $29.63        775,500          9.03             $24.64           293,781           $24.45
      $30.25 - $44.61        148,000          8.72             $38.30            60,181           $38.60
                           ---------          ----             ------         ---------           ------
                           4,302,776          6.14             $13.48         2,270,727           $10.71
                           =========          ====             ======         =========           ======

         SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at December 31:

                                                                 2001        2000        1999
                                                              ----------  ----------  ---------
         Dividend yield.................................            0.0%        0.0%       0.0%
         Expected volatility............................            0.9%        0.6%       0.0%
         Risk-free rate of return.......................            5.0%        5.0%       6.0%
         Expected life..................................          10 yrs       5 yrs      5 yrs
         Weighted Average Fair Value at Grant Date......      $    16.44  $    19.52  $    1.04
                                                              ==========  ==========  =========

         For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting periods. Because, for pro forma purposes, the estimated fair value of the Company's employee stock options is treated as if amortized to expense over the options vesting period, the effects of applying SFAS No. 123 for pro forma disclosure are not necessarily indicative of future amounts. The Company's pro forma information is as follows (in thousands, except per share amounts):


                                                                    Year Ended December 31,
                                                            --------------------------------------
                                                               2001           2000          1999
                                                            ----------     ----------     --------
        Net loss as reported............................    $ (15,685)     $ (12,474)     $ (9,202)
        Pro forma net loss..............................    $ (27,025)     $ (15,638)     $ (9,468)
        Diluted net loss per share as reported..........    $   (0.55)     $   (0.52)     $  (0.70)
        Pro forma diluted net loss per share............    $   (0.95)     $   (0.66)     $  (0.72)

RESERVED SHARES OF COMMON STOCK

         At December 31, 2001 and 2000, the Company had reserved 4,643,866 and 4,868,904 shares of common stock, respectively, for the conversion of the following:


                                                                      December 31,
                                                            --------------------------------
                                                                2001                 2000
                                                            ------------          ----------
         Warrants....................................            351,090             426,258
         Options.....................................          4,302,776           4,442,646
                                                            ------------          ----------
                                                            $  4,653,866           4,868,904
                                                            ============          ==========

EMPLOYEE SAVINGS PLANS

         Beginning in 1998, the Company utilized a Savings Incentive Match Plan for Employees ("SIMPLE") under Section 408(p) of the Internal Revenue Code. Each employee of the Company was eligible to contribute up to $6,000 annually. The Company matched such contributions on a dollar-for-dollar basis up to the lesser of 3% of the employee's gross salary compensation or $6,000. All employee and employer contributions were immediately vested. The Company's contributions totaled approximately $0, $128,000 and $92,000 in 2001, 2000 and 1999, respectively.

         Effective January 1, 2001, the Company ceased its SIMPLE plan and began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code. In accordance with this plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2001, each employee could contribute a percentage of compensation up to a maximum of $10,500 per year with the Company matching 50% of each employee's contributions. The Company's contributions for 2001 were $294,000.

RESTRICTED STOCK AWARDS

         Restricted stock awards may be granted at the discretion of the Board of Directors under the 2000 Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the employee's agreement. During the year ended December 31, 2000, the Company awarded 15,000 shares of restricted common stock, which had a fair value at the date of grant of $566,250. Compensation under this restricted stock award is charged to expense over the restriction period and amounted to $425,000 and $79,000 in 2001 and 2000, respectively. As of December 31, 2001, the Company had $63,000 of deferred stock compensation relating to this restricted stock award.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASE ARRANGEMENTS

         The Company has operating leases related primarily to its office facilities. Rental expense for these operating leases for the years 2001, 2000 and 1999 totaled approximately $736,000, $548,000 and $399,000, respectively.

         Minimum annual rental commitments as of December 31, 2001 under noncancellable leases for each of the next five years and in the aggregate were as follows:

             2002.....................................   $    561,000
             2003.....................................        996,000
             2004.....................................      1,001,000
             2005.....................................      1,033,000
             Thereafter...............................      4,978,000
                                                          -----------
                  Total...............................    $ 8,569,000
                                                          ===========


LEGAL PROCEEDINGS

         As a result of a procedural omission, the Company is unable to pursue a patent in Japan which corresponds to some of the Company's issued U.S. patents related to the Company's method of "real time" detection and quantification of multiple analytes from a single sample. On January 31, 2000, the Company filed a lawsuit in Travis County, Texas state district court alleging negligence and breach of contract on the part of the Company's prior patent counsel in this matter. The case is in discovery and should have mediation in late 2002 and trial in early 2003. The Company cannot predict whether this lawsuit will be successful and, if so, the amount of any damages the Company may recover.

NOTE 12 - RELATED PARTY TRANSACTIONS

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

         During 2001, in connection with the relocation and employment of an officer, the Company received a promissory note in the amount of $400,000, secured by mortgaged real property. The promissory note is non-interest bearing and is due on the earlier of (i) the termination of the officer or (ii) May 9, 2011. On October 2, 2001, according to the terms of the note, $50,000 of principal was forgiven. Contingent upon the continued employment of the officer additional principal will be forgiven to the extent of $50,000 each October 2 through October 2, 2004, for a total additional principal reduction of $150,000.

NOTE 13 - JOINT VENTURE RESEARCH ARRANGEMENT

         The Company, along with a joint venture partner, was granted a special assistance award in October 1998, by the National Institute of Standards and Technology to conduct liquid array technology development. The government grant was reinstated July 1, 2000 with a new joint venture partner after being temporarily suspended in September 1999 when the prior joint venture partner withdrew due to a change in its business strategy. Effective July 1, 2001, the Company permanently withdrew from the arrangement, and no future revenue is expected. The Company incurred expenses related to liquid array development activities totaling approximately $591,000, $559,000 and $607,000 and recognized grant revenues of approximately $492,000, $466,000 and $506,000 during 2001, 2000 and 1999, respectively.

NOTE 14 - SEGMENT INFORMATION

         We operate in one business segment, biological testing in the life sciences industry. The table below provides information regarding product revenues from our sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):



                                                   2001        2000        1999
                                                 --------     -------     -------
             Domestic.........................   $ 18,142     $ 5,966     $ 2,223
             Foreign:
             Europe...........................      1,590       1,392         259
             Asia.............................         75         361         106
             Other............................        640         405          18
                                                 --------     -------     -------
                                                 $ 20,447     $ 8,124     $ 2,606
                                                 ========    ========     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our annual meeting of stockholders to be held on or about May 23, 2002. Our 2002 proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2001.

         Certain information with respect to our executive officers is set forth under the caption "Executive and Other Officers and Related Information" in Item 4 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference to the sections entitled "Executive Compensation and Related Information" contained in our proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships is incorporated by reference to the section entitled "Certain Relationships and Related Party Transactions" contained in our proxy statement.

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

       (3)   Exhibits:


         EXHIBIT
         NUMBER       DESCRIPTION OF DOCUMENT
         ------       -----------------------
         3.1*         Restated Certificate of Incorporation of the Company.

         3.2*         Amended and Restated Bylaws of the Company.

         4.1* Warrant for the Purchase of Shares of Common Stock dated as of April 2, 1997 by and between the Company and Southcoast
                      Capital Corporation.

         4.2**        Rights Agreement dated as of Jun 21, 2001 between Luminex
                      Corporation and Mellon Investor Services, LLC, as Rights
                      Agent which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred
                      Stock setting forth the terms of the Series A Junior
                      Participating Preferred Stock, as Exhibit B the form of
                      Rights Certificate and as Exhibit C the Summary of Rights.

         10.1*#       1996 Stock Option Plan of the Company, as amended.

         10.2*#       Form of Stock Option Agreement for the 1996 Stock Option Plan.

         10.3*#       Form of Incentive Stock Option Agreement for the 1996 Stock
                      Option Plan.

         10.4*#       2000 Long-Term Incentive Plan of the Company.

         10.5*#       Form of Stock Option Award Agreement for the 2000 Long-Term
                      Incentive Plan.

         10.6#        2001 Broad-Based Stock Option Plan of the Company.

         10.7#        Form of Option Grant Certificate for the 2001 Broad-Based
                      Stock Option Plan.

         10.8*+ Development and Supply Agreement dated as of March 19, 1999 by and between the Company and Bio-Rad Laboratories, Inc.

         10.9*+ Amendment to Development and Supply Agreement dated as of January 13, 2000 by and between the Company and Bio-Rad
                      Laboratories, Inc.

         10.10*** Second Amendment to Development and Supply Agreement dated as of June 12, 2000 by and between the Company and Bio-Rad
                      Laboratories, Inc.

         10.11+       Distribution, Development and Supply Agreement dated as of
                      August 6, 2001 by and between the Company and Miraibio, Inc.

         10.12*+      Agreement for Electronic Manufacturing Services dated as of
                      January 1, 2000 by and between the Company and Sanmina
                      Corporation.

         10.13# Form of Employment Agreement between the Company and each of Mark B Chandler, Ph.D., Gail S. Page, Van S.
                      Chandler, Randel S. Marfin, Ralph L. McDade, Ph.D.,
                      Michael D. Spain, M.D., James E. Schepp, James W. Jacobson,
                      Ph.D. and Oliver H. Meek

         10.14***#    Restricted Stock Agreement dated as of October 2, 2000 by
                      and between the Company and Gail S. Page.

         10.15# Amended and Restated Promissory Note between Gail S. Page and Daniel M. Page, as Maker, and Luminex Corporation, as Noteholder, dated May 9, 2001.

         10.16****    Lease Agreement between Aetna Life Insurance Company, as
                      Landlord, and Luminex Corporation, as Tenant, dated
                      October 19, 2001.


         EXHIBIT
         NUMBER       DESCRIPTION OF DOCUMENT
         ------       -----------------------

         10.17* Sublease Agreement dated as of December 20, 1999 by and between the Company and American Innovations, Ltd., for facilities situated at 12112 Technology Boulevard, Austin,
                      Texas 78727.

         21.1         Subsidiaries of the Company.

         23.1         Consent of Independent Auditors.

         24.1 Power of Attorney (incorporated in the signature page of this report).

---------------

           * Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended, and incorporated herein by this reference.

           ** Previously filed as Exhibit 4 to the Company's Current Report on Form 8-K dated June 20, 2001, and incorporated herein by this reference.

           *** Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

           **** Previously filed as Exhibit 10.18 to the Company's Form 10-Q for the quarterly period ended September 30, 2001, and incorporated herein by this reference.

           #          Management contract or compensatory plan or arrangement

           + Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act and Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

(c)      See Exhibits listed under Item 14(a)(3).

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.


                                           LUMINEX CORPORATION


                                           By: /s/ MARK B. CHANDLER, PH.D
                                           -------------------------------------
                                           Mark B. Chandler, Ph.D.
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Mark B. Chandler, Ph.D., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                            TITLE                               DATE
----------                            -----                               ----

/s/ MARK B. CHANDLER, PH.D             Chairman of the Board, President   March 29, 2002
------------------------------------   and Chief Executive Officer
Mark B. Chandler, Ph.D.                (Principal Executive Officer)


/s/ HARRISS T. CURRIE                  Controller (Principal Financial    March 29, 2002
------------------------------------   and Accounting Officer)
Harriss T. Currie


/s/ C. THOMAS CASKEY, M.D.             Director                           March 29, 2002
------------------------------------
C. Thomas Caskey, M.D.


/s/ ROBERT J. CRESCI                   Director                           March 29, 2002
------------------------------------
Robert J. Cresci


/s/  FRED C. GOAD, JR                  Director                           March 29, 2002
------------------------------------
Fred C. Goad, Jr.


/s/ LAURENCE E. HIRSCH                 Director                           March 29, 2002
------------------------------------
Laurence E. Hirsch



/s/ JIM D. KEVER                         Director                       March 29, 2002
-----------------------------------
Jim D. Kever


/s/  JOHN E. KOERNER, III                Director                       March 29, 2002
-----------------------------------
John E. Koerner, III


/s/ G. WALTER LOEWENBAUM                 Director                       March 29, 2002
-----------------------------------
G. Walter Loewenbaum


/s/  WILLIAM L. ROPER, M.D.              Director                       March 29, 2002
-----------------------------------
William L. Roper, M.D.



         EXHIBIT
         NUMBER       DESCRIPTION OF DOCUMENT
         ------       -----------------------
         3.1*         Restated Certificate of Incorporation of the Company.

         3.2*         Amended and Restated Bylaws of the Company.

         4.1* Warrant for the Purchase of Shares of Common Stock dated as of April 2, 1997 by and between the Company and Southcoast
                      Capital Corporation.

         4.2**        Rights Agreement dated as of Jun 21, 2001 between Luminex
                      Corporation and Mellon Investor Services, LLC, as Rights
                      Agent which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred
                      Stock setting forth the terms of the Series A Junior
                      Participating Preferred Stock, as Exhibit B the form of
                      Rights Certificate and as Exhibit C the Summary of Rights.

         10.1*#       1996 Stock Option Plan of the Company, as amended.

         10.2*#       Form of Stock Option Agreement for the 1996 Stock Option Plan.

         10.3*#       Form of Incentive Stock Option Agreement for the 1996 Stock
                      Option Plan.

         10.4*#       2000 Long-Term Incentive Plan of the Company.

         10.5*#       Form of Stock Option Award Agreement for the 2000 Long-Term
                      Incentive Plan.

         10.6#        2001 Broad-Based Stock Option Plan of the Company.

         10.7#        Form of Option Grant Certificate for the 2001 Broad-Based
                      Stock Option Plan.

         10.8*+ Development and Supply Agreement dated as of March 19, 1999 by and between the Company and Bio-Rad Laboratories, Inc.

         10.9*+ Amendment to Development and Supply Agreement dated as of January 13, 2000 by and between the Company and Bio-Rad
                      Laboratories, Inc.

         10.10*** Second Amendment to Development and Supply Agreement dated as of June 12, 2000 by and between the Company and Bio-Rad
                      Laboratories, Inc.

         10.11+       Distribution, Development and Supply Agreement dated as of
                      August 6, 2001 by and between the Company and Miraibio, Inc.

         10.12*+      Agreement for Electronic Manufacturing Services dated as of
                      January 1, 2000 by and between the Company and Sanmina
                      Corporation.

         10.13# Form of Employment Agreement between the Company and each of Mark B Chandler, Ph.D., Gail S. Page, Van S.
                      Chandler, Randel S. Marfin, Ralph L. McDade, Ph.D.,
                      Michael D. Spain, M.D., James E. Schepp, James W. Jacobson,
                      Ph.D. and Oliver H. Meek

         10.14***#    Restricted Stock Agreement dated as of October 2, 2000 by
                      and between the Company and Gail S. Page.

         10.15# Amended and Restated Promissory Note between Gail S. Page and Daniel M. Page, as Maker, and Luminex Corporation, as Noteholder, dated May 9, 2001.

         10.16****    Lease Agreement between Aetna Life Insurance Company, as
                      Landlord, and Luminex Corporation, as Tenant, dated
                      October 19, 2001.

         EXHIBIT
         NUMBER       DESCRIPTION OF DOCUMENT
         ------       -----------------------

         10.17* Sublease Agreement dated as of December 20, 1999 by and between the Company and American Innovations, Ltd., for facilities situated at 12112 Technology Boulevard, Austin,
                      Texas 78727.

         21.1         Subsidiaries of the Company.

         23.1         Consent of Independent Auditors.

         24.1 Power of Attorney (incorporated in the signature page of this report).

---------------

           * Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended, and incorporated herein by this reference.

           ** Previously filed as Exhibit 4 to the Company's Current Report on Form 8-K dated June 20, 2001, and incorporated herein by this reference.

           *** Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

           **** Previously filed as Exhibit 10.18 to the Company's Form 10-Q for the quarterly period ended September 30, 2001, and incorporated herein by this reference.

           #          Management contract or compensatory plan or arrangement

           + Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act and Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.