Form 10-Q
period 2002-03-31
LUMINEX CORP
filed 2002-05-15
CIK 1033905

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------


                                    FORM 10-Q

          /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
                                 March 31, 2002

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

                                -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         There were 29,287,068 shares of the Company's Common Stock, par value $.001 per share, outstanding on May 13, 2002.

                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 2002 and
                  December 31, 2001.....................................................................      1

              Condensed Consolidated Statements of Operations for the three months ended
                  March 31, 2002 and March 31, 2001.....................................................      2

              Condensed Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2002 and March 31, 2001.....................................................      3

              Notes to Condensed Consolidated Financial Statements......................................      4

      Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................      5

              Factors That May Affect Future Results....................................................      9

      Item 3. Quantitative and Qualitative Disclosure about Market Risk.................................     15


PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.........................................................     16

SIGNATURES..............................................................................................     17

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS

                               LUMINEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                               March 31,      December 31,
                                                                                 2002             2001
                                                                             -------------    -------------
                                                                              (unaudited)
Current assets:
      Cash and cash equivalents ..........................................   $      45,349    $      34,930
      Short-term investments .............................................              --           16,122
      Accounts receivable, net ...........................................           4,334            7,246
      Inventories ........................................................           9,775            8,748
      Other ..............................................................             456              614
                                                                             -------------    -------------
          Total current assets ...........................................          59,914           67,660

Property and equipment, net ..............................................           3,919            3,577
Notes Receivable - Related Parties .......................................             243              243
Other ....................................................................             583              593
                                                                             -------------    -------------
          Total assets ...................................................   $      64,659    $      72,073
                                                                             =============    =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ...................................................   $         820    $       2,163
      Accrued liabilities ................................................           1,482            2,000
      Deferred revenue ...................................................             852              479
                                                                             -------------    -------------
          Total current liabilities ......................................           3,154            4,642
Deferred revenue .........................................................             123              176
                                                                             -------------    -------------
          Total liabilities ..............................................           3,277            4,818

Stockholders' equity:
      Common stock .......................................................              29               29
      Additional paid-in capital .........................................         118,957          118,995
      Deferred stock compensation ........................................             (16)            (623)
      Accumulated other comprehensive income .............................               3                1
      Accumulated deficit ................................................         (57,591)         (51,147)
                                                                             -------------    -------------
          Total stockholders' equity .....................................          61,382           67,255
                                                                             -------------    -------------
          Total liabilities and stockholders' equity .....................   $      64,659    $      72,073
                                                                             =============    =============

                              LUMINEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          Three Months Ended
                                                                              March 31,
                                                                      --------------------------
                                                                         2002           2001
                                                                      -----------    -----------
                                                                              (unaudited)
Revenue:
     Product ......................................................   $     2,287    $     3,595
     Grant ........................................................            --            269
                                                                      -----------    -----------
         Total revenue ............................................         2,287          3,864
Cost of product revenue ...........................................         1,995          2,610
                                                                      -----------    -----------
         Gross profit .............................................           292          1,254
Operating expenses:
     Research and development .....................................         1,994          2,832
     Selling, general and administrative ..........................         4,962          3,450
                                                                      -----------    -----------
         Total operating expenses .................................         6,956          6,282
                                                                      -----------    -----------
Loss from operations ..............................................        (6,664)        (5,028)
     Other income, net ............................................           220          1,079
                                                                      -----------    -----------
Net loss ..........................................................   $    (6,444)   $    (3,949)
                                                                      ===========    ===========
Net loss per share, basic and diluted .............................   $     (0.22)   $     (0.14)
                                                                      ===========    ===========
Shares used in computing net loss per share, basic and diluted ....        28,950         27,895

                               LUMINEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       Three Months Ended
                                                                            March 31,
                                                                     ------------------------
                                                                        2002          2001
                                                                     ----------    ----------
                                                                             (unaudited)
Cash flows from operating activities:

     Net loss ....................................................   $   (6,444)   $   (3,949)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization expense ..................          399           367
          Amortization of deferred stock and stock compensation
            expense and unearned restricted stock ................          119           233
     Changes in operating assets and liabilities:
          Accounts receivable, net ...............................        2,912          (699)
          Inventories ............................................       (1,027)       (1,709)
          Other ..................................................          158           544
          Accounts payable .......................................       (1,343)       (1,115)
          Accrued liabilities ....................................         (518)          206
          Deferred revenue .......................................          320           (73)
                                                                     ----------    ----------
Net cash used in operating activities ............................       (5,424)       (6,195)
                                                                     ----------    ----------

Cash flows from investing activities:

     Net maturities of short-term investments ....................       16,122        25,009
     Purchase of property and equipment ..........................         (731)       (1,002)
                                                                     ----------    ----------
Net cash provided by investing activities ........................       15,391        24,007
                                                                     ----------    ----------

Cash flows from financing activities:

     Proceeds from issuance of Common Stock ......................          450         1,380
                                                                     ----------    ----------
Net cash provided by financing activities ........................          450         1,380
                                                                     ----------    ----------

Effect of exchange rates on cash .................................            2            --
Increase in cash and cash equivalents ............................       10,419        19,192
Cash and cash equivalents, beginning of period ...................       34,930         7,106
                                                                     ----------    ----------
Cash and cash equivalents, end of period .........................   $   45,349    $   26,298
                                                                     ==========    ==========

                               LUMINEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2--INVENTORIES

         Inventories consisted of the following (in thousands):

                                                  March 31,      December 31,
                                                    2002             2001
                                                -------------    -------------
Parts and supplies ..........................   $       7,230    $       7,225
Work-in-progress ............................           1,365              735
Finished goods ..............................           1,740            1,288
                                                -------------    -------------
                                                       10,335            9,248
Less:  Allowance for obsolete inventory .....            (560)            (500)
                                                -------------    -------------
                                                $       9,775    $       8,748
                                                =============    =============

NOTE 3--NET LOSS PER SHARE

         In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.

         The Company has excluded all potentially dilutive securities such as convertible preferred stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company's net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 2,316,026 and 4,555,916 for the three months ended March 31, 2002 and 2001, respectively.

         The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

                                                             Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                             2002           2001
                                                         -----------    -----------
Basic and diluted:
       Net loss ......................................   $    (6,444)   $    (3,949)
                                                         ===========    ===========

Weighted average shares of common stock outstanding ..        28,950         27,895
                                                         ===========    ===========

Net loss per share, basic and diluted ................   $     (0.22)   $     (0.14)
                                                         ===========    ===========

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, our Annual Report on Form 10-K for the year ended December 31, 2001 and "Factors That May Affect Future Results" included in this quarterly report.

  SAFE HARBOR CAUTIONARY STATEMENT

         All statements in this quarterly report that do not discuss past results are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address our outlook for our businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Factors That May Affect Future Results" included in this quarterly report. Specific uncertainties which could cause our actual results to differ materially from those projected include risks and uncertainties relating to market demand and acceptance, the dependence on strategic partners for development and distribution of products, fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, competition, our ability to scale manufacturing operations, potential shortages of components and the timing of regulatory approvals. We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this quarterly report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

  OVERVIEW

         For the three months ended March 31, 2002 and 2001, we had net losses of $6.4 million and $3.9 million, respectively. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future as a result of several factors, including the rate of market acceptance of current and new products, the timing of the introduction by our strategic partners of commercial products based on our technology, a lengthy and unpredictable sales cycle for our product offerings, the introduction of new products by our competitors, our ability to scale manufacturing operations and avoid component shortages, the timing of regulatory approvals, the timing, extent and capital needs of our research and development efforts and the timing of significant orders. Our limited operating history, fluctuations in purchases of systems, customer concentration and development of royalty revenue continue to make accurate predictions of future operations difficult.

         Our ability to achieve sustained profitability will depend upon our ability to continue to enter into strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will also result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. Through March 31, 2002, we have entered into strategic partnerships with 36 companies. Of our 36 strategic partners, only 17 have released commercialized products utilizing the Luminex platform.

         Revenue from sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time our product is shipped. We expect that each system's sale will generate a recurring revenue stream from the sale of consumable products. In addition, we recognized royalty revenues for the first time from some of our strategic partners during 2001. Royalty revenue is generated when a partner sells products incorporating our technology or provides testing services to third parties using our technology. Royalty revenue is recognized as it is reported to us by our partners and payment is typically submitted concurrently with the report. During 2001, we also began selling to our customers extended service contracts for maintenance and support of our products. In accordance with the terms of a federal grant from which the Company withdrew on July 1, 2001, grant revenue was recorded as research expenses relating to the grant were incurred, provided that the amounts received were not refundable if the research was not successful. Two customers accounted for 29% of product revenue in 2001. These customers represented 16% and 13% of the Company's 2001 revenues, respectively. We believe these customer relationships to be good; however, the loss of either customer, a significant reduction in product purchases or financial difficulty for either customer could have a material adverse effect on our business, financial condition and results of operations. We believe these customers will continue as significant customers in 2002; however, we do not currently expect such customers to maintain purchases in 2002 at the same level as 2001.

         Cost of product revenue consists of direct and indirect manufacturing, quality control, training, customer service and warranty costs. Our operating expenses have consisted primarily of costs incurred in research and development, manufacturing and business development and from general and administrative costs associated with our operations. We expect our research and development expenses to increase in the future as we continue to develop both our Rules-Based Medicine ("RBM") business unit and other new products and services. Our RBM business unit, so long as it remains a business unit within the Company, will be incurring research and development expenses, including expenses related to the acquisition of blood samples, development of assays, development of software that will capture the data and analyze the results and establishment of the laboratory. Our selling and marketing expenses could increase as we continue to penetrate our target markets and assist our partners in their commercialization efforts. General and administrative expenses in the near-term could increase slightly as a result of severance costs of personnel planned to be terminated by the Company during the second quarter of 2002.

         Deferred stock compensation represents the difference between the deemed fair value of our common stock and the exercise price of options or warrants or the fair market value of restricted stock grants. For options granted to employees and directors, this difference is calculated as of the grant date and amortized ratably over the vesting period. For options or warrants granted to consultants, the difference is recognized as of the vesting date with adjustments made to the recognized deferred compensation amount up and until that time based on the market value of our common stock. As a result of stock options, warrants and restricted stock grants, we recorded $119,000 and $233,000 in deferred stock compensation expense in the quarters ended March 31, 2002 and 2001, respectively. Total unamortized deferred stock compensation as of March 31, 2002 and as of December 31, 2001 was $16,000 and $623,000 respectively.

         Total deferred revenue as of March 31, 2002 was $975,000 and consisted of (i) payments received for sales to customers with rights of return that had not yet expired, (ii) upfront payments from strategic partners to be used for the purchase of instruments or to be applied towards future royalty payments and (iii) unamortized revenue related to extended service contracts. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase systems or apply such amounts against royalty payments or instrument purchases.

  RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31,
  2001

  Revenue. Total revenue decreased 41% to $2.3 million for the three months ended March 31, 2002 as compared with $3.9 million for the three months ended March 31, 2001. The decrease was primarily attributable to decreased sales of Luminex 100 systems. In addition, we recorded no grant revenue during the current period.

         A breakdown of revenue for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2002           2001
                                                        ------------   -------------
Instrument sales .....................................   $     1,274   $     2,785
Consumables sales ....................................           706           628
Grant revenue ........................................            --           269
Royalty revenue ......................................            59            25
Other revenue ........................................           248           157
                                                         -----------   -----------
                                                         $     2,287   $     3,864
                                                         ===========   ===========

         During the three months ended March 31, 2002 we placed 36 Luminex 100 systems compared with 115 during the first quarter of 2001. Approximately 70% of the systems placed and 62% of system revenues for the first quarter occurred during March 2002 as compared to approximately 80% and 71%, respectively, in March 2001. In addition, sales of the Luminex XY Platform decreased to 57 units in the first quarter of 2002 as compared with 90 in the first quarter of 2001. The reduction in system placements and the XY peripheral component was partially offset by an increase in the average price of the Luminex 100 system and increased sales of our Luminex sheath delivery ("Luminex SD") unit to 63 during the first quarter of 2002 from 24 during the first quarter of 2001. Our revenue shortfall for the first quarter of 2002 resulted primarily from delays in commercialization by strategic partners through slower than anticipated product roll-outs and placements of our systems by such strategic partners. The following table summarizes instrument placements for the three months ended March 31, 2002 and 2001, respectively:

                                                       Three Months Ended March 31,
                                                    ---------------------------------
                                                         2002              2001
                                                    ---------------   ---------------
Luminex 100 .....................................                36               115
Luminex XY Platform .............................                57                90
Luminex SD ......................................                63                24

         Consumable sales, comprised of microspheres and sheath fluid, increased by 12% to $706,000 during the first quarter of 2002 from $628,000 for the first quarter of 2001. The increase is attributable to an increase in the installed base of Luminex 100 systems.

         Other revenues increased 58% to $248,000 for the three months ended March 31, 2002 from $157,000 for the three months ended March 31, 2001. Other revenue consists of training revenue, service contract revenue, shipping revenue and miscellaneous parts sales. Although shipping revenues were down for the period as a result of the reduction in instrument placements, increases in service contract revenue and miscellaneous parts sales offset this decrease and contributed to the increase for the quarter compared with the first quarter of 2001.

         During the first quarter of 2002, we had $59,000 of royalty revenue as compared with $25,000 during the first quarter of 2001. At March 31, 2002, we had nine commercial partners submitting royalties as compared with four at March 31, 2001.

         Finally, as discussed above, we permanently withdrew from our grant arrangement with the National Institute of Standards and Technology on July 1, 2001. Accordingly, no grant revenue was recorded during the first quarter of 2002 and no further grant revenue is expected.

  Gross Profit. Gross profit decreased to $292,000 for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. Gross margin decreased from 32% to 13% for the same periods, respectively. The decrease is primarily attributable to the spread of our fixed costs of sales over a lower revenue base. For the first quarter 2002, 34% of the total cost of sales was comprised of fixed components and 66% was variable in nature. For the first quarter of 2001, these fixed and variable components were 18% and 82%, respectively. The variable cost of sales as a percentage of total sales revenue was comparable for the periods ending March 31, 2002 and March 31, 2001.

  Research and Development Expense. Research and development expenses decreased by 30% to $2.0 million for the three months ended March 31, 2002 from $2.8 million for the three months ended March 31, 2001. The decrease was primarily attributable to several factors, including reductions of consumable supply expenses of approximately $640,000 and a reduction in personnel costs of approximately $135,000. For the quarter ended March 31, 2002, approximately $600,000 related specifically to research and development expense for the RBM project. Any increases in research and development expenses in the short term should be a result of the continued development of our RBM business unit, as non-RBM research and development expenses are expected to remain comparable with 2001.

  Selling, General and Administrative. Selling, general and administrative expenses increased by 44% to $5.0 million for the three months ended March 31, 2002 from $3.5 million for the three months ended March 31, 2001. The primary factor accounting for this increase was an increase in personnel costs of $1.1 million associated with (i) $570,000 of one time, contractually obligated severance costs connected with the departure of two of our executive officers and (ii) the growth of our sales and marketing staff, including the addition of our sales and marketing vice president in April 2001. Additionally, corporate tax and insurance expenses increased by approximately $250,000 associated with rising rates in the industry and significant increases in our corporate tax obligations associated with owned assets and our overall capital base.

  Other Income. Other income decreased by 80% to $220,000 for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. The decrease primarily was attributable to a decrease in interest income arising from a decline in the average cash and short-term investment balance and an overall reduction of short-term interest rates. The average rate on current invested balances fell to 1.7% at March
  31, 2002 from 5.5% at March 31, 2001. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and highly rated U.S. corporate debt securities.

  LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we held cash, cash equivalents and short-term investments of $45.3 million and had working capital of $56.8 million. At December 31, 2001, we held cash, cash equivalents and short-term investments of $51.1 million and had working capital of $63.0 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States Government or agencies thereof and U.S. corporate debt securities.

         Cash used in operations was $5.4 million during the three months ended March 31, 2002, compared with $6.2 million during the three months ended March 31, 2001. Cash used for the quarter included the $6.4 million net loss, increase in inventories of $1.0 million, a decrease in receivables of $2.9 million and decreases in accounts payable of $1.3 million. Purchases of property and equipment for the first quarter of 2002 totaled $731,000, compared with $1.0 million in the prior year first quarter.

         At March 31, 2002, we held inventories of approximately $9.8 million compared to $8.7 million at December 31, 2001. Our inventory buildup can be attributed to receipts of inventory items requiring long lead times to delivery coupled with a reduction in sales volume. We have postponed future deliveries in an attempt to reduce on hand inventory and more closely match raw material delivery with our current production schedule. We believe that the inventory on hand is properly valued and that there is minimal risk of inventory writedowns in the future as a result of obsolescence.

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

         Our research and development expenses during the three months ended March 31, 2002 were $2.0 million, of which the RBM project was approximately $600,000. In 2002, we expect non-RBM research and development expenses to remain comparable with the prior year. With respect to RBM, our research and development expenses could increase over prior year amounts. Based on current plans, it is anticipated that aggregate research and development expenses for 2002 will be in the range of $8 to $11 million if RBM remains a business unit within the Company. We are evaluating various legal, accounting and tax implications of structuring alternatives designed to provide RBM with capital. If and until such a transaction occurs, the research and development expenses associated with RBM will continue to be incurred by the Company. Based on current estimates, anticipated research and development expenses for RBM in 2002 are expected to be in the range of $2 to $4 million.

         Our future capital requirements will depend on a number of factors, including the timing and nature of future personnel decisions, production and commercialization timetables, our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. We believe that our existing cash, cash equivalents and short-term investments are sufficient to fund our current operating expenses and capital equipment requirements for 2002.

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

  FACTORS THAT MAY AFFECT FUTURE RESULTS

  WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF APPROXIMATELY $57.6 MILLION AS OF MARCH 31, 2002.

         We have incurred significant net losses since our inception, including losses of $6.4 million for the quarter ended March 31, 2002, $15.7 million in 2001, $12.5 million in 2000 and $12.6 million in 1999. At March 31, 2002, we had an accumulated deficit of approximately $57.6 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

  OUR BUSINESS PLAN MAY NOT SUCCEED UNLESS WE ESTABLISH MEANINGFUL AND SUCCESSFUL RELATIONSHIPS WITH OUR STRATEGIC PARTNERS.

         Our strategy for the development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of March 31, 2002, we had entered into strategic partnerships with 36 companies, yet only 17 of these partners have released commercialized products utilizing the Luminex platform. Furthermore, two of our customers accounted for 29% of the Company's revenues for the year ended December 31, 2001. The loss of any of our significant strategic partners, or either of our two largest customers during 2001, would have a material adverse effect on our growth and future results of operations. Delays in implementation, changes in strategy or the financial difficulty of any of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

         We compete with companies in the United States and abroad that are engaged in the development and production of similar products. We will continue to face intense competition from existing competitors, as well as other companies seeking to develop new technologies. Many of our competitors have access to greater financial, technical, scientific, research, marketing, sales, distribution, service and other resources than we do. These companies may develop technologies that are superior alternatives to our technologies or may be more effective at commercializing their technologies in products.

         The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our current or future competitors. In addition, the introduction or announcement of new products by us or by others could result in a delay of or decrease in sales of existing products, as customers evaluate these new products. Our future success will depend on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances.

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

         We have obtained seven patents in the United States directed to various aspects and applications of our technology. We have 22 pending applications in the United States, four of which have been allowed. Moreover, we have two published and 24 pending applications in certain foreign jurisdictions. In Japan, due to a procedural omission by our previous patent counsel, we are unable to obtain patent protection for our method of "real time" detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

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

  OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

         We may be sued for infringing on the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe the proprietary rights of others or that their rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to cease the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, if at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

  WE HAVE ONLY PRODUCED OUR PRODUCTS IN LIMITED QUANTITIES AND WE MAY EXPERIENCE PROBLEMS IN SCALING OUR MANUFACTURING OPERATIONS OR DELAYS OR COMPONENT SHORTAGES THAT COULD LIMIT THE GROWTH OF OUR REVENUE.

         To date, we have produced our products in limited quantities compared to the quantities necessary to achieve projected revenues. We may not be able to produce sufficient quantities or maintain consistency between differing lots of consumables. If we encounter difficulties in scaling our manufacturing operations due to, among other things, quality control and quality assurance and component and raw material supplies, we will likely experience reduced sales of our products, increased repair or re-engineering costs due to product returns and defects and increased expenses due to switching to alternate suppliers, any of which would reduce our revenues and gross margins.

         We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have a minimum purchase requirement with one of our contract manufactures which requires us to take delivery of a minimum number of products or the cost per unit will increase, which would adversely impact our gross margin. In addition, certain key components of our product line are currently purchased from a limited number of outside sources and may only be available through a limited number of sources. We do not have agreements with all of our suppliers. Our reliance on our suppliers and contract manufacturers exposes us to risks including:

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

  o  increases in prices of raw materials and key components.

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

         If we, or any third-party collaborators, encounter difficulties in developing the software that will be used to analyze the information, our ability to identify useful information will be adversely affected. There can be no assurance that our efforts will lead to useful scientific information or that we will be able to attract customers for this information. In addition, because RBM will require manipulating and analyzing large amounts of data, we will be dependent on the continuous, effective, reliable and secure operation of our computer hardware, software, networks and related infrastructure. In addition, as discussed further in the following risk factor, some or all of the products that may result from RBM may be subject to FDA regulation and, therefore, may be subject to premarket controls such as premarket clearance. There can be no assurance that the FDA will clear such products.

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

         Our strategic partners and customers expect that our organization operates to an established quality management system compliant with FDA quality system regulations and industry standards, such as ISO 9000. Failure to maintain compliance to FDA regulations and maintain ISO registration could reduce our competitive advantage in the international market and also decrease satisfaction and confidence levels with our partners.

  OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND TO RETAIN OUR MANAGEMENT AND STAFF.

         We depend on the principal members of our management and scientific staff, including our research and development, customer support, technical service and sales staff. The loss of services of any of our key members of management could delay or reduce our product development, sales and customer support efforts. In addition, recruiting and retaining qualified scientific and other personnel to perform research and development, customer support, technical service and sales work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. In addition, in March 2002, we created a Management Evaluation and Search Committee to evaluate our existing management team and organizational structure and to provide recommendations regarding changes and additions to our management team and organizational structure, if deemed appropriate. There can be no assurance that we will be able to attract additional and retain existing personnel necessary to achieve our business objectives.

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

  o instability in the United States and other financial markets as a result of the terrorist attacks on September 11, 2001 and the possibility of armed hostilities or further acts of terrorism in the United States or elsewhere;

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

         Our directors and executive officers beneficially owned approximately 32.2% of our outstanding common stock as of May 13, 2002. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of the Company even if beneficial to our stockholders.

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

                                     PART II

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c) Between January 1, 2002 and March 31, 2002, we issued 180,900 shares of common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for exercise prices ranging from $.49 to $5.88 per share and a total of 338,090 shares of common stock pursuant to the exercise of various warrants issued at an exercise price of $1.96 per share. In addition, during the first quarter of 2002, we issued 3,499 shares of common stock pursuant to the exercise of options granted to employees pursuant to our 2001 Broad-Based Stock Option Plan for an exercise price of $13.05 per share. We issued all of these shares in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof.

  (d) On March 29, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (No. 333-96317) effective. The net proceeds of the initial public offering were approximately $77.0 million. As of March 31, 2002, we had used approximately $39 million of this amount to fund our operations, including continued development and manufacturing of existing products, research and development of additional products, hiring additional personnel and expanding our facilities. Pending their use, the remaining net proceeds are currently invested in short-term, interest-bearing, investment grade securities.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

  Exhibit
  Number    Description Of Document
  ------    -----------------------
  10.1      2000 Long-Term Incentive Plan of the Company, as amended.


  (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

                                    LUMINEX CORPORATION



                                    By:  /s/  Harriss T. Currie
                                         --------------------------------------
                                         Harriss T. Currie
                                         Acting Chief Financial Officer and
                                         Controller
                                         (Principal Financial
                                         and Accounting Officer)




                                     By: /s/  Mark B. Chandler, Ph.D.
                                         --------------------------------------
                                         Mark B. Chandler, Ph.D.
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)