Form 10-Q
period 2002-06-30
LUMINEX CORP
filed 2002-08-14
CIK 1033905

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

         There were 29,404,218 shares of the Company's Common Stock, par value $.001 per share, outstanding on August 9, 2002.

                                      INDEX



                                                                                                             PAGE
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of June 30, 2002 and
                           December 31, 2001...................................................................1

                  Condensed Consolidated Statements of Operations for the three and six months ended
                           June 30, 2002 and 2001..............................................................2

                  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001............................................................................3

                  Notes to Condensed Consolidated Financial Statements.........................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........5

                  Factors That May Affect Future Results......................................................11

         Item 3   Quantitative and Qualitative Disclosure about Market Risk...................................19

PART II.  OTHER INFORMATION

         Item 2.  Change in Securities and Use of Proceeds ...................................................20

         Item 4.  Submission of Matters to a Vote of Security Holders ........................................20

         Item 6.  Exhibits and Reports on Form 8-K ...........................................................20

SIGNATURES ...................................................................................................22

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                               LUMINEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                     June 30,        December 31,
                                                                                       2002                2001
                                                                                  ---------------    -----------------
                                                                                   (unaudited)
Current assets:
     Cash and short-term investments.......................................        $   41,784          $   51,052
     Accounts receivable, net..............................................             2,844               7,246
     Inventory    .........................................................             8,905               8,748
     Other        .........................................................             1,101                 614
                                                                                  ---------------    -----------------
         Total current assets..............................................            54,634              67,660

Property and equipment, net................................................             3,801               3,577
Other assets      .........................................................               891                 836
                                                                                  ---------------    -----------------
         Total assets......................................................        $   59,326          $   72,073
                                                                                  ===============    =================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities..............................        $    2,850          $    4,163
     Deferred revenue......................................................               796                 479
                                                                                  ---------------    -----------------
         Total current liabilities.........................................             3,646               4,642
     Long-term deferred revenue and other..................................               158                 176
                                                                                  ---------------    -----------------
         Total liabilities.................................................             3,804               4,818

Stockholders' equity:
     Common stock                                                                          29                  29
     Additional paid in capital............................................           119,185             118,995
     Deferred stock compensation...........................................                --                (623)
     Accumulated other comprehensive income................................               (39)                  1
     Accumulated deficit...................................................           (63,653)            (51,147)
                                                                                  ---------------    -----------------
         Total stockholders' equity........................................            55,522              67,255
                                                                                  ---------------    -----------------
         Total liabilities and stockholders' equity........................       $    59,326         $    72,073
                                                                                  ===============    =================


                               LUMINEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                June 30,                             June 30,
                                                    ----------------------------------     ------------------------------
                                                        2002                 2001             2002              2001
                                                    --------------       -------------     ------------     -------------
                                                                (unaudited)                          (unaudited)
Revenue:
     Product  ..............................            $  3,177            $  4,489           $ 5,464          $  8,084
     Grant    ..............................                 ---                 223               ---               492
                                                    --------------       -------------     ------------     -------------
         Total revenue......................               3,177               4,712             5,464             8,576

Cost of product revenue.....................               2,648               3,918             4,643             6,528
                                                    --------------       -------------     ------------     -------------

         Gross margin.......................                 529                 794               821             2,048

Operating expenses:
     Research and development...............               2,144               1,806             4,138             4,638
     Selling, general and administrative....               4,629               4,134             9,591             7,584
                                                    --------------       -------------     ------------     -------------
         Total operating expenses...........               6,773               5,940            13,729            12,222

Loss from operations........................              (6,244)             (5,146)         (12,908)           (10,174)

     Other income...........................                 182                 777               402             1,856
                                                    --------------       -------------     ------------     -------------

Net loss      ..............................          $   (6,062)        $    (4,369)        $(12,506)       $    (8,318)
                                                    ==============       =============     ============     =============

Net loss per share, basic and diluted.......         $     (0.21)        $                    $ (0.43)      $
                                                                               (0.15)                             (0.30)
                                                    ==============       =============     ============     =============

Shares used in computing net loss per share,
     basic and diluted......................              29,293              28,258            29,123            28,079
                                                    ==============       =============     ============     =============

                               LUMINEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                  ------------------------------------
                                                                                       2002                2001
                                                                                  ---------------    -----------------
                                                                                              (unaudited)
Operating activities:
     Net loss     .........................................................       $   (12,506)          $  (8,318)
     Adjustments to reconcile net loss to net
              cash used in operating activities:
         Depreciation and amortization.....................................               833                 751
         Stock compensation................................................               135                 478
     Changes in operating assets and liabilities:
         Accounts receivable, net..........................................             4,402              (1,549)
         Inventory, net....................................................              (157)             (2,750)
         Other    .........................................................              (487)                347
         Accounts payable and accrued liabilities..........................            (1,313)             (1,040)
         Deferred revenue..................................................               299                (268)
                                                                                  ---------------    -----------------
Net cash used in operating activities......................................            (8,794)            (12,349)

Investing activities:
     Net maturities of short-term investments..............................            16,122              52,136
     Purchase of property and equipment....................................            (1,037)             (1,553)
     Acquired technology rights............................................               (75)                 --
     Notes receivable - related parties....................................                --                (400)
                                                                                  ---------------    -----------------
Net cash provided by investing activities..................................            15,010              50,183
                                                                                  ---------------    -----------------

Financing activities:
     Proceeds from issuance of common stock................................               678               1,967
                                                                                  ---------------    -----------------
Net cash provided by financing activities..................................               678               1,967
                                                                                  ---------------    -----------------

Effect of exchange rate on cash............................................               (40)                 --

Increase in cash and cash equivalents......................................             6,854              39,801
Cash and cash equivalents, beginning of period.............................            34,930               7,106
                                                                                  ---------------    -----------------
Cash and cash equivalents, end of period...................................        $   41,784           $  46,907
                                                                                  ===============    =================

                               LUMINEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of Luminex Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.


NOTE 2--INVENTORY

         Inventory consisted of the following (in thousands):


                                                             June 30,           December 31,
                                                               2002                 2001
                                                          ---------------     -----------------
         Parts and supplies........................       $       7,411       $       7,225
         Work-in-progress..........................                760                  735
         Finished goods............................              1,354                1,288
                                                          ---------------     -----------------
                                                                 9,525                9,248
         Less:  Allowance for obsolete inventory...               (620)                (500)
                                                          ---------------     -----------------
                                                          $       8,905        $      8,748
                                                          ===============     =================


NOTE 3--NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

         The Company has excluded all potentially dilutive securities such as convertible preferred stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company's net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 2,191,754 and 2,202,504 for the three and six months ended June 30, 2002, respectively, and 3,800,960 and 3,933,234 for the three and six months ended June 30, 2001, respectively.

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

RECENT DEVELOPMENTS

         On August 14, 2002, the Company entered into a non-binding letter of intent to divest its RBM unit to a newly-formed company to be headed by Mark Chandler, the Company's current Chairman, President and Chief Executive Officer. Pursuant to the terms of the letter of intent, the Company will transfer the assets and liabilities of RBM to a newly-formed company that will, independent of the Company, capitalize and fund the development of RBM. In the proposed transaction, it is anticipated the Company will receive both a preferred stock and common stock equity interest in the newly-formed company. In addition, the letter of intent anticipates the Company will license certain technology and supply microspheres to the buyer. The parties anticipate execution of definitive agreements later this month.

         In connection with the transaction, Mark Chandler will resign as Chairman of the Board, Chief Executive Officer and President to become Chairman and Chief Executive Officer of the newly-formed company. Dr. Chandler will continue to serve as a director and will enter into a one year consulting agreement with the Company. The Company also announced that Thomas W. Erickson has joined the Company and will serve as Interim President and Chief Executive Officer until finding a permanent replacement for Dr. Chandler.

OVERVIEW

         For the three months ended June 30, 2002 and 2001, we had net losses of $6.1 million and $4.4 million, respectively. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future as a result of several factors, including the rate of market acceptance of current and new products, the timing of the introduction by our strategic partners of commercial products based on our technology, a lengthy and unpredictable sales cycle for our product offerings, the introduction of new products by our competitors, our ability to scale manufacturing operations and avoid component shortages, the timing of regulatory approvals, the timing, extent and capital needs of our research and development efforts and the timing of significant orders. Our limited operating history, fluctuations in purchases of systems, customer concentration and development of royalty revenue continue to make accurate predictions of future operations difficult.

         Our ability to achieve sustained profitability continues to depend upon our ability to enter into strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will also result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. Through June 30, 2002, we have entered into strategic partnerships with 40 companies. Of our 40 strategic partners, only 18 have released commercialized products utilizing the Luminex platform.

         Revenue from sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time our product is shipped. We expect that each system's sale will generate a recurring revenue stream from the sale of consumable products. In addition, we recognized royalty revenues for the first time from some of our strategic partners during 2001. Royalty revenue is generated when a partner sells products incorporating our technology or provides testing services to third parties using our technology. Royalty revenue is recognized as it is reported to us by our partners and payment is typically submitted concurrently with the report. During 2001, we also began selling to our customers extended service contracts for maintenance and support of our products. In accordance with the terms of a federal grant from which the Company withdrew on July 1, 2001, grant revenue was recorded as research expenses relating to the grant were incurred, provided that the amounts received were not refundable if the research was not successful. Two customers accounted for 29% of product revenue in fiscal 2001. These customers represented 16% and 13% of the Company's 2001 revenues, respectively. We believe these customer relationships to be good; however, the loss of either customer, a significant reduction in product purchases or financial difficulty for either customer could have a material adverse effect on our business, financial condition and results of operations. We believe these customers will continue as significant customers in 2002; however, we do not currently expect such customers to maintain purchases in 2002 at the same level as 2001. Those customers represented 3% and 15%, respectively, of the Company's revenues for the first six months of 2002.

         Cost of product revenue consists of direct and indirect manufacturing, quality control, training, customer service and warranty costs. Our operating expenses have consisted primarily of costs incurred in research and development, manufacturing and business development and from general and administrative costs associated with our operations. If the proposed sale of the Rules-Based-Medicine ("RBM") unit is consummated, research and development expenses should decline for the remainder of 2002 as compared to 2001. Non-RBM research and development expenses should remain comparable with 2001. Our selling and marketing expenses could increase as we continue to penetrate our target markets and assist our partners in their commercialization efforts. During the second quarter of 2002, we effected a reduction in force of approximately 25 employees or 13% of our total workforce. We anticipate savings to the Company as a result of this reduction in force to be approximately $1.2 million per year.

         Deferred stock compensation represents the difference between the deemed fair value of our common stock and the exercise price of options or warrants or the fair market value of restricted stock grants. For options granted to employees and directors, this difference is calculated as of the grant date and amortized ratably over the vesting period. For options or warrants granted to consultants, the difference is recognized as of the vesting date with adjustments made to the recognized deferred stock compensation amount up and until that time based on the market value of our common stock. As a result of stock options, warrants and restricted stock grants, we recorded $0 and $245,000 in deferred stock compensation expense in the quarters ended June 30, 2002 and 2001, respectively. Total unamortized deferred stock compensation as of June 30, 2002 and as of December 31, 2001 was $0 and $623,000 respectively.

         Total deferred revenue as of June 30, 2002 was $935,000 and consisted of (i) payments received for sales to customers with rights of return that had not yet expired, (ii) upfront payments from strategic partners to be used for the purchase of instruments or to be applied towards future royalty payments and
(iii) unamortized revenue related to extended service contracts. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase systems or apply such amounts against royalty payments or instrument purchases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following represent our critical accounting policies:

       - Revenue from sales of the Company's products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time the product is shipped. Revenues from royalties related to agreements with strategic partners are recognized when such amounts are either reported to the Company or accrued based on shipment activity provided by the respective strategic partner. Revenue from extended service agreements are deferred and recognized ratably over the term of the agreement.

       - In accordance with the terms of a federal grant in which the Company participated, grant revenue was recognized as research expenses relating to the grant were incurred, provided that the amounts received were not refundable if the research was not successful. No further grant revenue is anticipated.

       - Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

       - We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant change in the liquidity or financial position of any one of our customers, or a further deterioration in the economic environment, in general, could have a material adverse impact on the collectibility of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Revenue. Total revenue decreased 33% to $3.2 million for the three months ended June 30, 2002 as compared with $4.7 million for the three months ended June 30, 2001. The decrease was primarily attributable to decreased sales of Luminex 100 systems. In addition, we recorded no grant revenue during the current period.

         A breakdown of revenue for the three months ended June 30, 2002 and 2001 is as follows (in thousands):


                                                                            Three Months Ended
                                                                                 June 30,
                                                                  ---------------------------------------
                                                                      2002                   2001
                                                                  -------------        ------------------
         Instrument sales ............................            $    1,582             $   3,502
         Consumable sales.............................                 1,008                   711
         Grant revenue................................                    --                   223
         Royalty revenue..............................                   186                    15
         Other revenue................................                   401                   261
                                                                  -------------        ------------------
               Total revenue..........................             $   3,177             $   4,712
                                                                  =============        ==================

         During the three months ended June 30, 2002 we placed 60 Luminex 100 systems compared with 174 during the second quarter of 2001. Approximately 48% of the systems placed and 46% of system revenues for the second quarter occurred during June 2002 as compared to approximately 80% and 71%, respectively, in June 2001. In addition, sales of the Luminex XY Platform decreased to 40 units in the second quarter of 2002 as compared with 107 in the second quarter of 2001, and sales of the Luminex Sheath Delivery ("Luminex SD") unit decreased to 59 for the second quarter of 2002 as compared to 91 in the second quarter of 2001. The reduction in system placements and peripheral components was partially offset by an increase in the average price of the Luminex 100 system. Our revenues continue to be affected by delays in commercialization by strategic partners through slower than anticipated product roll-outs and placements of our systems by such strategic partners. The following table summarizes instrument placements for the three months ended June 30, 2002 and 2001, respectively:


                                                                            Three Months Ended
                                                                                 June 30,
                                                                  ---------------------------------------
                                                                      2002                   2001
                                                                  -------------        ------------------
         Luminex 100 .......................................           60                     174
         Luminex XY Platform.............................              40                     107
         Luminex SD......................................              59                      91

         Consumable sales, comprised of microspheres and sheath fluid, increased by 42% to $1.0 million during the second quarter of 2002 from $711,000 for the second quarter of 2001. The increase is attributable to an increase in the installed base of Luminex 100 systems.

         Other revenues increased 54% to $401,000 for the three months ended June 30, 2002 from $261,000 for the three months ended June 30, 2001. Other revenue consists of training revenue, service contract revenue, shipping revenue and miscellaneous parts sales. Although shipping revenues were down for the period as a result of the reduction in instrument placements from the corresponding prior year period, increases in service contract revenue and miscellaneous parts sales offset this decrease and contributed to the increase for the quarter compared with the second quarter of 2001.

         During the second quarter of 2002, we had $186,000 of royalty revenue as compared with $15,000 during the second quarter of 2001. The increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base. For the quarter ended June 30, 2002, we had ten commercial partners submit royalties as compared with two for the quarter ended June 30, 2001.

         Finally, as discussed above, we permanently withdrew from our grant arrangement with the National Institute of Standards and Technology on July 1, 2001. Accordingly, no grant revenue was recorded during the second quarter of 2002, and no further grant revenue is expected.

         Gross Profit. Gross profit was $529,000 for the three months ended June 30, 2002 as compared with $794,000 for the three months ended June 30, 2001. Gross margin (gross profit as a percentage of total revenue) for the three months ended June 30, 2002 was equivalent to the gross margin for the three months ended June 30, 2001 at 17%. For the second quarter of 2002, 29% of the total cost of sales was comprised of fixed components and 71% was variable in nature. For the second quarter of 2001, these fixed and variable components were 13% and 87%, respectively. The variable cost of sales as a percentage of total sales revenue dropped to 59% for the three months ended June 30, 2002 from 76% for the three months ended June 30, 2001. This reduction is attributable to a reduction in our overall manufacturing capacity and thus less idle capacity adversely impacting our gross margins. This factor coupled with an increase in the average price of a Luminex system was offset by the spread of our fixed costs of sales over a lower revenue base and contributed to the comparable margins for the periods.

         Research and Development Expense. Research and development expenses increased by 19% to $2.1 million for the three months ended June 30, 2002 from $1.8 million for the three months ended June 30, 2001. The increase was primarily attributable to an increase in expenditures related to the RBM initiative offset by net reductions in all other research and development areas. As a result of the proposed sale of the RBM unit, research and development expenses for the remainder of 2002 should decrease as compared with the corresponding prior year period.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 12% to $4.6 million for the three months ended June 30,

2002 from $4.1 million for the three months ended June 30, 2001. The increase was attributable to several factors, including (i) increased personnel costs of $534,000 due to an increase in the number of employees as compared with the prior year period, (ii) increased professional expenses of $91,000 including marketing activities, (iii) increased corporate insurance costs of $120,000 and
(iv) increased sales and marketing expenses, including travel and entertainment, of $124,000 incurred to support business development activities. These increases were partially offset by a $211,000 reduction of non-cash stock compensation expenses.

         Other Income. Other income decreased by 77% to $182,000 for the three months ended June 30, 2002 from $777,000 for the three months ended June 30, 2001. The decrease primarily was attributable to a decrease in interest income arising from a decline in the average cash and short-term investment balance and an overall reduction of short-term interest rates. The average rate on current invested balances fell to 1.8% at June 30, 2002 from 4.1% at June 30, 2001. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and highly rated U.S. corporate debt securities.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Revenue. Total revenue decreased 36% to $5.5 million for the six months ended June 30, 2002 as compared with $8.6 million for the six months ended June 30, 2001. The decrease was primarily attributable to decreased sales of Luminex 100 systems. In addition, we recorded no grant revenue during the current period.

         A breakdown of revenue for the six months ended June 30, 2002 and 2001 is as follows (in thousands):


                                                                             Six Months Ended
                                                                                 June 30,
                                                                  ---------------------------------------
                                                                      2002                   2001
                                                                  -------------        ------------------
         Instrument sales ............................            $    2,856              $  6,286
         Consumable sales.............................                 1,714                 1,345
         Grant revenue................................                    --                   492
         Royalty revenue..............................                   245                    40
         Other revenue................................                   649                   413
                                                                  -------------        ------------------
               Total revenue..........................             $   5,464             $   8,576
                                                                  =============        ==================

         During the six months ended June 30, 2002 we placed 96 Luminex 100 systems compared with 289 during the six months ended June 30, 2001. In addition, sales of the Luminex XY Platform decreased to 97 units in the six months ended June 30, 2002 as compared with 197 in the six months ended June 30, 2001, and sales of the Luminex SD unit increased to 122 from 115 for the same periods. The reduction in system placements and peripheral components was partially offset by an increase in the average price of the Luminex 100 system. Our revenues continue to be affected by delays in commercialization by strategic partners through slower than anticipated product roll-outs and placements of our systems by such strategic partners. The following table summarizes instrument placements for the six months ended June 30, 2002 and 2001, respectively:


                                                                             Six Months Ended
                                                                                 June 30,
                                                                  ---------------------------------------
                                                                      2002                   2001
                                                                  -------------        ------------------
         Luminex 100 .......................................           96                     289
         Luminex XY Platform.............................              97                     197
         Luminex SD......................................             122                     115

         Consumable sales, comprised of microspheres and sheath fluid, increased by 27% to $1.7 million for the six months ended June 30, 2002 from $1.3 million for the six months ended June 30, 2001. The increase is attributable to an increase in the installed base of Luminex 100 systems.

         Other revenues increased 57% to $649,000 for the six months ended June 30, 2002 from $413,000 for the six months ended June 30, 2001. Other revenue consists of training revenue, service contract revenue, shipping revenue and miscellaneous parts sales. Although shipping revenues were down for the period as a result of the reduction in instrument placements from the corresponding prior year period, increases in service contract revenue and miscellaneous parts sales offset this decrease and contributed to the increase for the period as compared with the six months ended June 30, 2001.

         For the six months ended June 30, 2002, we had $245,000 of royalty revenue as compared with $40,000 for the six months ended June 30, 2001. The increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base. As of June 30, 2002, we had 12 commercial partners submit royalties as compared with two as of June 30, 2001.

         Finally, as discussed above, we permanently withdrew from our grant arrangement with the National Institute of Standards and Technology on July 1, 2001. Accordingly, no grant revenue was recorded during the six months ended June 30, 2002 and no further grant revenue is expected.

         Gross Profit. Gross profit was $821,000 for the six months ended June 30, 2002 as compared with $2.0 million for the six months ended June 30, 2001. Gross margin (gross profit as a percentage of total revenue) for the six months ended June 30, 2002 decreased to 15% as compared to 24% for the six months ended June 30, 2001. For the six months ended June 30, 2002, 31% of the total cost of sales was comprised of fixed components and 69% was variable in nature. For the six months ended June 30, 2001, these fixed and variable components were 15% and 85%, respectively. The variable cost of sales as a percentage of total sales revenue dropped to 58% for the six months ended June 30, 2002 from 68% for the six months ended June 30, 2001. This reduction is attributable to a reduction in our overall manufacturing capacity and thus less idle capacity adversely impacting our gross margins. This factor coupled with lower instrument sales and an increase in the average price of a Luminex system was offset by the spread of our fixed costs of sales over a lower revenue base and contributed to lower margins for the current period.

         Research and Development Expense. Research and development expenses decreased by 11% to $4.1 million for the six months ended June 30, 2002 from $4.6 million for the six months ended June 30, 2001. The decrease was primarily attributable to the completion of several research and development initiatives completed in the first half of 2001 and our withdrawal from our grant arrangement with the National Institute of Standards and Technology. These savings were partially offset by increased research and development activity associated with our RBM initiative. Non-RBM research and development expenses are expected to remain comparable with 2001.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 26%, or $2.0 million, to $9.6 million for the six months ended June 30, 2002 from $7.6 million for the six months ended June 30, 2001. The increase was attributable to several factors, including (i) increased personnel costs of $1.7 million due to an increase in the number of employees as compared with the corresponding prior year period, (ii) increased corporate insurance costs of $374,000 and (iii) increased sales and marketing expenses, including travel and entertainment, of $152,000 incurred to support business development activities. These increases were partially offset by a $317,000 reduction of non-cash stock compensation expenses.

         Other Income. Other income decreased by 78% to $402,000 for the six months ended June 30, 2002 from $1.9 million for the six months ended June 30, 2001. The decrease primarily was attributable to a decrease in interest income arising from a decline in the average cash and short-term investment balance and an overall reduction of short-term interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, we held cash, cash equivalents and short-term investments of $41.8 million and had working capital of $51.0 million. At December 31, 2001, we held cash, cash equivalents and short-term investments of $51.1 million and had working capital of $63.0 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States Government or agencies thereof and U.S. corporate debt securities.

         Cash used in operations was $8.8 million during the six months ended June 30, 2002, compared with $12.3 million during the six months ended June 30, 2001. Cash used year-to-date included a $12.5 million net loss, a decrease in receivables of $4.4 million and decreases in accounts payable of $1.3 million. Purchases of property and equipment through June 30, 2002 totaled $1.0 million, compared with $1.6 million for the first half of 2001.

         At June 30, 2002, we held inventories of approximately $8.9 million compared to $8.7 million at December 31, 2001. We have postponed future deliveries in an attempt to reduce on hand inventory and more closely match raw material delivery with our current production schedule. We believe that the inventory on hand is properly valued and that there is minimal risk of inventory writedowns in the future as a result of obsolescence.

         We have contractual minimum purchase commitments with one of our contract manufacturers. Should our production requirements fall below the level of our commitments we could be required to take delivery of inventory for which we have no immediate need or incur an increased cost per unit going forward. The Company is not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. Should the Company's need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials. We don't believe that our current purchase commitments will interfere with our initiative to reduce on-hand inventory.

         Our research and development expenses during the six months ended June 30, 2002 were $9.6 million, of which the RBM project was approximately $1.4 million. In 2002, we expect non-RBM research and development expenses to remain comparable with the prior year. With respect to RBM, if the proposed transaction is completed, the Company would no longer incur RBM related research and development expenses. If and until such a transaction occurs, the research and development expenses associated with RBM will continue to be incurred by the Company. Based on current estimates and assuming completion of the proposed transaction during the third quarter of 2002, anticipated research and development expenses for RBM in 2002 are expected to be in the range of $2.0 to $2.5 million.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF APPROXIMATELY $63.7 MILLION AS OF JUNE 30, 2002.

         We have incurred significant net losses since our inception, including losses of $12.5 million for the six months ended June 30, 2002, $15.7 million in 2001, $12.5 million in 2000 and $12.6 million in 1999. At June 30, 2002, we had an accumulated deficit of approximately $63.7 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

OUR BUSINESS PLAN MAY NOT SUCCEED UNLESS WE ESTABLISH MEANINGFUL AND SUCCESSFUL RELATIONSHIPS WITH OUR STRATEGIC PARTNERS.

         Our strategy for the development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of June 30, 2002, we had entered into strategic partnerships with 40 companies, yet only 18 of these partners have released commercialized products utilizing the Luminex platform. Furthermore, two of our customers accounted for 29% of the Company's revenues for the year ended December 31, 2001. For the first six months of 2002, these two customers accounted for 3% and 15% of revenues, respectively. The loss of any of our significant strategic partners, or either of our two largest customers during 2001, would have a material adverse effect on our growth and future results of operations. Delays in implementation, changes in strategy or the financial difficulty of any of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

- A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the Food and Drug Administration, or FDA.

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

         We have obtained eight patents in the United States directed to various aspects and applications of our technology. We have 19 pending applications in the United States, two of which have been allowed. One of the pending United States applications has been published. Moreover, we have two published and 21 pending applications in certain foreign jurisdictions. In Japan, due to a procedural omission by our previous patent counsel, we are unable to obtain patent protection for our method of "real time" detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

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

RBM IS SUBJECT TO ADDITIONAL RISKS AND UNCERTAINTIES AND HAS SIGNIFICANT HUMAN AND CAPITAL RESOURCE REQUIREMENTS.

         So long as RBM remains a business unit within the Company, the continuing need for human resources and funding could detract from revenue producing opportunities of the Company and materially adversely impact our operating margin and net loss. RBM seeks to identify associations among the proteins in blood that cause disease. RBM intends to identify these associations by testing different blood samples for a large number of protein markers. In addition, RBM will need to create large panels of bioassays to test the blood samples. To the extent RBM is unable to obtain sufficient quantities of relevant blood samples and medical histories, or cannot develop a large panel of bioassays to test the samples, RBM will not be able to produce meaningful information.

         If RBM, or any third-party collaborators, encounter difficulties in developing the software that will be used to analyze the information, RBM's ability to identify useful information will be adversely affected. There can be no assurance that RBM's efforts will lead to useful scientific information or that RBM will be able to attract customers for this information. In addition, because RBM will require manipulating and analyzing large amounts of data, RBM will be dependent on the continuous, effective, reliable and secure operation of computer hardware, software, networks and related infrastructure. In addition, as discussed further in the following risk factor, some or all of the products that may result from RBM may be subject to FDA regulation and, therefore, may be subject to premarket controls such as premarket clearance. There can be no assurance that the FDA will clear such products.

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

         Our strategic partners and customers expect that our organization operates to an established quality management system compliant with FDA quality system regulations and industry standards, such as ISO 9000. We completed the two stage ISO 9001:2000 standard registration process in February and March 2002. Subsequent audits will be carried out at six-month intervals to ensure we maintain our system in compliance with ISO standards. Failure to maintain compliance to FDA regulations and ISO registration could reduce our competitive advantage in the international market and also decrease satisfaction and confidence levels with our partners.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND TO RETAIN OUR MANAGEMENT AND STAFF.

         We depend on the principal members of our management and scientific staff, including our research and development, customer support, technical service and sales staff. The loss of services of any of our key members of management could delay or reduce our product development, sales and customer support efforts. In addition, recruiting and retaining qualified scientific and other personnel to perform research and development, customer support, technical service and sales work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. In addition, in March 2002, we created a Management Evaluation and Search Committee to evaluate our existing management team and organizational structure and to provide recommendations regarding changes and additions to our management team and organizational structure, if deemed appropriate. There can be no assurance that we will be able to attract additional and retain existing personnel necessary to achieve our business objectives. In connection with the proposed RBM transaction, Mark Chandler, a co-founder and the Company's current Chairman, President and Chief Executive Officer, will resign as Chairman, President and Chief Executive Officer to become Chairman and Chief Executive Officer of the company acquiring the RBM business. To assume Dr. Chandler's responsibilities, Thomas W. Erickson has joined the Company and will serve as Interim President and Chief Executive Officer until a permanent replacement for Dr. Chandler is found. No assurance can be given that the transition of management responsibilities will be effected without any adverse consequences to the Company and its business.

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

         Our directors and executive officers beneficially owned approximately 34.4% of our outstanding common stock as of August 9, 2002. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of the Company even if beneficial to our stockholders.

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


                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) During the second quarter of 2002, we issued 68,150 shares of common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for exercise prices ranging from $5.96 to $7.426 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof.

         (b) On March 29, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (No. 333-96317) effective. The net proceeds of the initial public offering were approximately $77.0 million. As of June 30, 2002, we had used approximately $39 million of this amount to fund our operations, including continued development and manufacturing of existing products, research and development of additional products, hiring additional personnel and expanding our facilities. Pending their use, the remaining net proceeds are currently invested in short-term, interest-bearing, investment grade securities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2002 Annual Meeting of Stockholders, which was held on May 23, 2002, the stockholders of the Company elected Fred C. Goad, Jr., Laurence E. Hirsch and Jim D. Kever to serve as Class II directors for a term of three years by the following votes:

                                                                       Number of Shares
                                                          --------------------------------------------
                                                                For                      Against
                                                          ----------------          ------------------
                  Fred C. Goad, Jr..................       25,778,711                     698,865
                  Laurence E. Hirsch................       24,652,333                   1,825,243
                  Jim D. Kever......................       25,772,091                     705,485

         The other directors whose terms of office as a director continue after the meeting are as follows: C. Thomas Caskey, M.D., Robert J. Cresci, William H. Roper, M.D., Mark B. Chandler, Ph.D., John E. Koerner, III and G. Walter Loewenbaum.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibit
Number            Description of Documents
------            ------------------------

10.1 Form of Amended and Restated Employment Agreement between the Company and each of Gail S. Page, Van S. Chandler, Randel S. Marfin, Ralph L.
         McDade, Ph.D., James E. Schepp, James W. Jacobson, Ph.D. and Oliver H.
         Meek.

10.2     Form of Indemnification Agreement dated May 22, 2002 between the
         Company and each of the directors and officers of the Company

10.3 Sublease Agreement dated as of May 2, 2002 by and between the Company and American Innovations, Ltd., for facilities situated at 12112
         Technology Boulevard, Austin, Texas 78727.

10.4     First Amendment to Lease Agreement between Aetna Life Insurance
         Company, as Landlord, and Luminex Corporation as Tenant dated July 25,
         2002.

(b)    Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

                     LUMINEX CORPORATION



                     By:     /s/  Harriss T. Currie
                         -----------------------------------------------------
                              Harris T. Currie
                              Acting Chief Financial Officer and
                                       Controller
                              (Principal Financial and
                              Accounting Officer)



                     By:     /s/  Mark B. Chandler, Ph.D.
                         ------------------------------------------------------
                              Mark B. Chandler, Ph.D.
                              Chairman of the Board, President and
                              Chief Executive Officer
                              (Principal Executive Officer)