Form 10-Q
period 2002-09-30
LUMINEX CORP
filed 2002-11-14
CIK 1033905

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------


                                    FORM 10-Q

           /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
                               September 30, 2002

                                       OR

          / / Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the transition period
                    from ________________ to _______________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         There were 29,446,218 shares of the Company's Common Stock, par value $.001 per share, outstanding on November 8, 2002.

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of September 30, 2002 and
                  December 31, 2001 ......................................................................    1

              Condensed Consolidated Statements of Operations for the three and nine months ended
                  September 30, 2002 and 2001.............................................................    2

              Condensed Consolidated Statements of Cash Flows for the three and nine months ended
                  September 30, 2002 and 2001.............................................................    3

              Notes to Condensed Consolidated Financial Statements........................................    4

      Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................    6

              Factors That May Affect Future Results......................................................   13

      Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................   19

      Item 4. Controls and Procedures.....................................................................   20


PART II.  OTHER INFORMATION

      Item 2. Change in Securities and Use of Proceeds....................................................   21

      Item 6. Exhibits and Reports on Form 8-K............................................................   21

SIGNATURES................................................................................................   22

CERTIFICATIONS............................................................................................   22

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                               LUMINEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              September 30,    December 31,
                                                                  2002            2001
                                                              ------------     -----------
                                                               (unaudited)
Current assets:
        Cash and short-term investments ..................      $  40,273       $  51,052
        Accounts receivable, net .........................          2,152           7,246
        Inventory, net ...................................          7,656           8,748
        Other assets .....................................            771             614
                                                                ---------       ---------
               Total current assets ......................         50,852          67,660

Property and equipment, net ..............................          2,958           3,577
Investment ...............................................          1,552              --
Other long-term assets ...................................            990             836
                                                                ---------       ---------
               Total assets ..............................      $  56,352       $  72,073
                                                                =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities .........      $   2,821       $   4,163
        Deferred revenue .................................            952             479
                                                                ---------       ---------
               Total current liabilities .................          3,773           4,642
Long-term deferred revenue ...............................            719             176
                                                                ---------       ---------
               Total liabilities .........................          4,492           4,818

Stockholders' equity:
        Common stock .....................................             29              29
        Additional paid in capital .......................        121,033         118,995
        Deferred stock compensation ......................             --            (623)
        Accumulated deficit and other comprehensive income        (69,202)        (51,146)
                                                                ---------       ---------
               Total stockholders' equity ................         51,860          67,255
                                                                ---------       ---------
               Total liabilities and stockholders' equity       $  56,352       $  72,073
                                                                =========       =========

                               LUMINEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                 Three Months Ended           Nine Months Ended
                                                    September 30                 September 30
                                              -----------------------       -----------------------
                                                2002           2001           2002           2001
                                              --------       --------       --------       --------
                                                    (unaudited)                  (unaudited)
Revenue:
     Product ...........................      $  3,582       $  6,188       $  9,046       $ 14,272
     Grant .............................            --             --             --            492
                                              --------       --------       --------       --------
         Total revenue .................         3,582          6,188          9,046         14,764
     Cost of product revenue ...........         2,969          4,182          7,612         10,710
                                              --------       --------       --------       --------
         Gross profit ..................           613          2,006          1,434          4,054

Operating expenses:
     Research and development ..........         1,245          1,857          5,383          6,495
     Selling, general and administrative         5,052          4,355         14,643         11,939
                                              --------       --------       --------       --------
         Total operating expenses ......         6,297          6,212         20,026         18,434
Loss from operations ...................        (5,684)        (4,206)       (18,592)       (14,380)
     Interest income ...................           168            585            570          2,441
                                              --------       --------       --------       --------
Net loss ...............................      $ (5,516)      $ (3,621)      $(18,022)      $(11,939)
                                              ========       ========       ========       ========
Net loss per share, basic and diluted ..      $  (0.19)      $  (0.13)      $  (0.62)      $  (0.42)
                                              ========       ========       ========       ========
Shares used in computing net loss per
     share, basic and diluted ..........        29,400         28,435         29,216         28,199
                                              ========       ========       ========       ========

                               LUMINEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        Three Months Ended              Nine Months Ended
                                                           September 30                    September 30
                                                       -----------------------       -----------------------
                                                         2002           2001           2002            2001
                                                       --------       --------       --------       --------
                                                            (unaudited)                     (unaudited)
Operating activities:
     Net loss ...................................      $ (5,516)      $ (3,621)      $(18,022)      $(11,939)
     Adjustments to reconcile net loss to
      net cash used in operating
      activities:
         Depreciation and amortization ..........           367            405          1,200          1,156
         Stock compensation .....................         1,597            228          1,732            706
         Gain on sale of asset ..................           (16)            --            (16)            --
     Changes in operating assets and liabilities:

         Accounts receivable, net ...............           692         (2,109)         5,094         (3,658)
         Inventory, net .........................         1,249         (2,406)         1,092         (5,156)
         Other ..................................           218            750           (269)         1,097
         Accounts payable and accrued
              liabilities .......................           (29)         2,218         (1,342)         1,178
         Deferred revenue .......................           717           (328)         1,016           (596)
                                                       --------       --------       --------       --------
Net cash used in operating activities ...........          (721)        (4,863)        (9,515)       (17,212)
                                                       --------       --------       --------       --------


Investing activities:
     Purchase of property and equipment .........           (72)          (401)        (1,109)        (1,954)
     Net maturities (purchases) of short-
           term investments .....................            --         (5,226)        16,122         46,910
     Investment .................................        (1,100)            --         (1,100)            --
     Proceeds from sale of assets ...............           125             --            125             --
     Acquired technology rights .................            --           (600)           (75)          (600)
     Notes receivable - related party ...........            --             --             --           (400)
                                                       --------       --------       --------       --------
Net cash used in investing activities ...........        (1,047)        (6,227)        13,963         43,956
                                                       --------       --------       --------       --------

Financing activities:
     Proceeds from issuance of common stock .....           251            682            929          2,649
                                                       --------       --------       --------       --------
Net cash provided by financing activities .......           251            682            929          2,649
                                                       --------       --------       --------       --------
Effect of exchange rate on cash .................             6             --            (34)            --

Increase (Decrease) in cash and cash
     equivalents ................................        (1,511)       (10,408)         5,343         29,393
Cash and cash equivalents, beginning of
     period .....................................        41,784         46,907         34,930          7,106
                                                       --------       --------       --------       --------
Cash and cash equivalents, end of period ........      $ 40,273       $ 36,499       $ 40,273       $ 36,499
                                                       ========       ========       ========       ========

Supplemental disclosure of non-cash activity:

     Transfer of assets to investment............      $    452             --       $    452             --


                               LUMINEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of Luminex Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - CASH AND SHORT-TERM INVESTMENTS

         Cash and short-term investments consisted of the following (in thousands):


                                                  September 30,  December 31,
                                                      2002          2001
                                                  ------------   -----------
         Cash and cash equivalents...............    $40,273       $34,930
         Short-term investments..................         --        16,122
                                                     -------       -------
         Total cash and short-term investments...    $40,273       $51,052
                                                     =======       =======

NOTE 3 - INVENTORY, NET

         Inventory consisted of the following (in thousands):

                                                          September 30,      December 31,
                                                              2002               2001
                                                         --------------      -----------
         Parts and supplies........................       $      6,567        $    7,225
         Work-in-progress..........................                913               735
         Finished goods............................              1,411             1,288
                                                          ------------        ----------
                                                          $      8,891        $    9,248
         Less: Allowance for excess and obsolete
         inventory.................................             (1,235)             (500)
                                                          ------------        ----------
                                                          $      7,656        $    8,748
                                                          ============        ==========


NOTE 4 - INVESTMENT

         On September 5, 2002, the Company completed the sale of its Rules-Based Medicine(TM) research and development project. In addition to the sale of assets, the Company entered into a Development and Supply Agreement pursuant to which the Company licensed the Company's proprietary xMAP(R) technology to RBM Acquisition, Inc. ("RBM") and agreed to sell RBM instruments and microspheres. In exchange for $1.1 million of cash and cash related items, property and equipment (with a net book value of $452,000) and assumption of certain liabilities by RBM, the Company received 990,000 shares of Series A Preferred Stock of RBM, with a liquidation value of approximately $4.4 million, and 901,000 shares of RBM common stock, representing a 10% equity interest in RBM that is not subject to dilution except subsequent to a qualified public offering by RBM. The carrying value of the investment in RBM will be periodically reviewed by management for potential impairment.

NOTE 5 - STOCK COMPENSATION EXPENSE

         In connection with the transaction discussed in Note 4, the Company extended the exercise period of fully vested options by the former Company employees who left to join RBM for the lesser of two years or the stated expiration of such vested options. As a result, the Company incurred a one-time, non-cash stock compensation charge in the third quarter of 2002 in connection with the RBM transaction of approximately $1.6 million.

NOTE 6 - NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

         The Company has excluded all potentially dilutive securities such as convertible preferred stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company's net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 2,105,670 and 1,919,491 for the three and nine months ended September 30, 2002, respectively, and 3,861,440 and 3,980,149 for the three and nine months ended September 30, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2001 and "Factors That May Affect Future Results" included in this report.

SAFE HARBOR CAUTIONARY STATEMENT

         All statements in this report that do not discuss past results are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address our outlook for our businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Factors That May Affect Future Results" included in this report. Specific uncertainties which could cause our actual results to differ materially from those projected include risks and uncertainties relating to market demand and acceptance, the dependence on strategic partners for development and distribution of products, fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, our ability to attract and retain our management and staff, competition, our ability to scale manufacturing operations, potential shortages of components and the timing of regulatory approvals. We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

RECENT DEVELOPMENTS

         RBM Transaction. On September 5, 2002, the Company completed the sale of its Rules-Based Medicine(TM) research and development project to a newly formed company, RBM Acquisition, Inc. ("RBM"), headed by Dr. Mark Chandler. Upon the closing of the RBM transaction, Dr. Chandler resigned as Chairman, Chief Executive Officer and President of the Company, as well as in his role as a director, in order to focus his efforts on RBM. In addition to the asset sale and the assumption of certain liabilities, the Company entered into a Development and Supply Agreement pursuant to which RBM licensed the Company's proprietary xMAP technology and the Company agreed to sell RBM instruments and microspheres. In exchange for $1.1 million of cash and cash related items, property and equipment (with a net book value of $452,000) and assumption of certain liabilities, the Company received 990,000 shares of Series A Preferred Stock of RBM, with a liquidation value of approximately $4.4 million, and 901,000 shares of common stock of RBM, representing a 10% equity interest that is not subject to dilution except subsequent to a qualified public offering by RBM. In connection with the RBM transaction, 14 employees resigned from the Company to join RBM. The Company agreed to extend the exercise period of fully vested options held by the former employees for the lesser of two years or the stated expiration of such vested options. As a result, the Company incurred a one-time, non-cash stock compensation charge in the quarter ended September 30, 2002 of approximately $1.6 million.

         Simultaneous with closing the RBM transaction, Thomas W. Erickson was elected Interim President and Chief Executive Officer of the Company pursuant to a six month management services agreement. In addition, G. Walter Loewenbaum, an existing director and Chairman of the Executive Committee of the Board of Directors, was elected Chairman of the Board of Directors of the Company.

         Reduction in Force. The Company, in an effort to better align its cost structure with current revenues, is reducing its employee base by approximately 35 persons, equal to approximately 23% of the Company's total employment as of the date hereof. The staff reductions are occurring throughout the Company and are not concentrated in any one area. The Company anticipates severance and related costs associated with the reduction in force to total approximately $1.2 million, of which approximately $650,000 will be paid in the fourth quarter of 2002. These measures are anticipated to result in projected cost reductions of approximately $3.0 million for 2003. Management believes, following this staff reduction and restructuring of the Company's management team, the Company's personnel and organizational structure will be appropriate and adequate to effectively conduct the Company's business.

         The Management Evaluation and Search Committee of the Board of Directors, formed in March 2002, continues its search to obtain a permanent chief executive officer. In connection with this future hiring, it is anticipated that the new chief executive officer will further evaluate the senior management team to ensure that the Company has the proper personnel to execute the Company's business plan and lead the Company's growth and development. During this transition period (while the Company seeks a permanent chief executive officer), current management, with the directors' support, is evaluating the Company's strategic position, market opportunities and further evaluating the infrastructure needs of the Company.

OVERVIEW

         For the three months ended September 30, 2002 and 2001, we had net losses of $5.5 million and $3.6 million, respectively. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future as a result of several factors, including the risks discussed below in this report under the heading "Factors That May Affect Future Results." Our limited operating history, fluctuations in purchases of systems, customer concentration and development of royalty revenue continue to make accurate predictions of future operations difficult.

        Our ability to achieve sustained profitability continues to depend upon our ability to enter into strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will also result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. Through September 30, 2002, we have entered into strategic partnerships with 43 companies. Of our 43 strategic partners, only 19 have released commercialized products utilizing the Luminex platform.

        Revenue from sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time our product is shipped. We expect that each system's sale will generate a recurring revenue stream from the sale of consumable products. In addition, royalty revenue is generated when a partner sells products incorporating our technology or provides testing services to third parties using our technology. Revenues from royalties related to agreements with strategic partners are recognized when such amounts are either reported to the Company or accrued based on shipment activity provided by the respective strategic partner. We also sell to our customers extended service contracts for maintenance and support of our products. Revenue from extended service agreements are deferred and recognized ratably over the term of the agreement. In accordance with the terms of a federal grant from which the Company withdrew on July 1, 2001, grant revenue was recorded as research expenses relating to the grant were incurred, provided that the amounts received were not refundable if the research was not successful. For the first nine months of 2002, two customers represented 24% of the Company's revenues, 11% and 13%, respectively. We believe these customer relationships to be good; however, the loss of either customer, a significant reduction in product purchases or financial difficulty for either customer could have a material adverse effect on our business, financial condition and results of operations.

        Cost of product revenue consists of direct and indirect manufacturing, quality control, training, customer service and warranty costs. Our operating expenses have consisted primarily of costs incurred in research and development, manufacturing and business development and from general and administrative costs associated with our operations. As a result of the RBM transaction and the reduction in force associated with the restructuring of the Company, we expect total operating expenses, exclusive of non-recurring charges, to decline relative to the third quarter of 2002. Exclusive of non-recurring items, we currently expect operating expenses to be $4.0 to $5.0 million per quarter, and to be $16.0 to $20.0 million on an annual basis for 2003.

        Deferred stock compensation represents the difference between the deemed fair value of our common stock and the exercise price of options or warrants or the fair market value of restricted stock grants. For options granted to employees and directors, this difference is calculated as of the grant date and amortized ratably over the vesting period. For options or warrants granted to consultants, the difference is recognized as of the vesting date with adjustments made to the recognized deferred stock compensation amount up and until that time based on the market value of our common stock. Total unamortized deferred stock compensation as of September 30, 2002 and as of December 31, 2001 was $0 and $623,000, respectively.

        Total deferred revenue as of September 30, 2002 was $1.7 million and consisted of (i) payments received for sales to customers with rights of return that had not yet expired, (ii) upfront payments from strategic partners to be used for the purchase of instruments or to be applied towards future royalty payments, and (iii) unamortized revenue related to extended service contracts. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase systems or apply such amounts against royalty payments or instrument purchases.

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

     - Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At September 30, 2002, there were two major components of the allowance for excess and obsolete inventory. First, the Company has a specific reserve for inventory components of systems that we no longer manufacture at our facilities. Second, we have a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management's review of inventories on hand compared to estimated future usage and sales. The Company believes that its inventory is properly valued based on current market conditions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

        Revenue. Total revenue decreased 42.1% to $3.6 million for the three months ended September 30, 2002 from $6.2 million for the comparable period in 2001. The decrease was primarily attributable to decreased system sales, as well as decreased consumable sales.

        A breakdown of revenue for the three months ended September 30, 2002 and 2001 is as follows (in thousands):

                                                              Three Months Ended
                                                                 September 30,
                                                         ----------------------------
                                                            2002             2001
                                                         ----------       -----------
         Instrument sales..........................      $    1,749       $     4,420
         Consumable sales..........................           1,267             1,457
         Service contracts.........................             239                38
         Royalty revenue...........................             181                32
         Other revenue.............................             146               241
                                                         ----------       -----------
                                                         $    3,582       $     6,188
                                                         ==========       ===========

        During the three months ended September 30, 2002, we placed 68 Luminex systems, including 1 HTS system, a 61% decrease as compared with 176 Luminex systems placed in the third quarter 2001. The reduction in system placements and peripheral components was partially offset by an increase in the average price of the Luminex 100 system. Our revenues continue to be affected by (i) delays in commercialization by our strategic partners and (ii) slower than expected product rollouts and system placements by strategic partners (that have released commercial products incorporating our technology) with end users. As a result, a number of strategic partners continue to have excess instruments in stock, resulting in reduced current period purchases of additional instruments from the Company. As strategic partners place the instruments currently held in inventory with end users, we believe that instrument sales by the Company to such strategic partners will increase.

        Consumable sales, comprised of microspheres and sheath fluid, decreased by 13% to $1.3 million during the third quarter of 2002 from $1.5 million for the third quarter of 2001. The decrease is primarily the result of two large orders placed in the third quarter 2001 by a strategic partner for use in kit manufacturing and development as compared to one large order in the third quarter 2002. This decrease was partially offset by an increase in consumable purchases as a result of the increased installed base of Luminex 100 systems as compared to the prior year period.

        Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased 529% to $239,000 during the third quarter of 2002 from $38,000 for the third quarter of 2001. This increase is attributable to increased sales of extended service agreements, which is a direct result of the increase in the commercial base of Luminex 100 systems as compared to the prior year period.

        Royalty revenue increased 466% to $181,000 during the three months ended September 30, 2002 from $32,000 for the three months ended September 30, 2001. This increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base of Luminex systems as compared to the prior year. For the three months ended September 30, 2002, we had 11 commercial partners submit royalties as compared with four for the three months ended September 30, 2001.

         Other revenues, comprised of training revenue, shipping revenue and miscellaneous parts sales, decreased 39% to $146,000 for the three months ended September 30, 2002 from $241,000 for the three months ended September 30, 2001. This decrease is primarily the result of decreased shipping revenue caused by the reduction in instrument placements from the corresponding prior year period.

         Gross Profit. Gross profit decreased 69% to $613,000 for the three months ended September 30, 2002, as compared to $2.0 million for the three months ended September 30, 2001. The gross margin rate (gross profit as a percentage of total revenue) decreased to 17% for the three months ended September 30, 2002 from 32% for the three months ended September 30, 2001. The rate decrease in gross margin was primarily attributable to an approximately $600,000 charge in the third quarter of 2002 to increase the Company's allowance for excess and obsolete inventory. The increase in our provision for excess and obsolete inventory was conditioned upon management's assessment during the quarter ended September 30, 2002 of the following factors: (i) the falling market value for items held in inventory related to components that we no longer manufacture at our facilities, (ii) attempts to sell these items to our component manufacturers are progressing at a slower than anticipated rate, and
(iii) overall economic conditions and the low level of current sales. We have adjusted our delivery schedule to reflect current forecasts of demand.

         Research and Development Expense. Research and development expenses decreased 33% to $1.2 million for the three months ended September 30, 2002 from $1.9 million for the comparable period in 2001. The decrease was primarily attributable to decreased personnel cost of $406,000 and decreased consumption of parts and supplies of $233,000, each as a result of the sale of RBM. Following the sale of RBM, research and development expenses are expected to decline for the remainder of 2002 as compared to 2001. Exclusive of non-recurring items, we expect research and development expenses to be $1.0 to $1.5 million per quarter and $4.0 to $6.0 million on an annual basis for 2003.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 16% to $5.1 million for the three months ended September 30, 2002 from $4.4 million for the comparable period in 2001. The increase was primarily attributable to a one-time $1.6 million non-cash stock compensation charge associated with the RBM transaction and increased corporate insurance costs of approximately $100,000. Excluding these charges, selling, general and administrative expenses declined by approximately $900,000 as compared to the prior year period. The decrease primarily consisted of reduced personnel costs of approximately $600,000 and marketing costs of approximately $200,000 as a result of the smaller employee base as compared to the corresponding prior year period. The anticipated severance cost associated with the fourth quarter 2002 reduction in force is currently expected to be approximately $1.2 million, of which approximately $650,000 shall be paid in the fourth quarter of 2002. Exclusive of non-recurring items and the anticipated severance cost to be incurred for the fourth quarter of 2002, selling, general and administrative expenses are expected to be in the range of $4.0 to $5.0 million per quarter and $16.0 to $20.0 million on an annual basis for 2003.

         Interest Income. Interest income decreased by 71% to $168,000 for the three months ended September 30, 2002 from $585,000 for the comparable period in 2001. The decrease was attributable to a decrease in the average cash and short-term investment balances and a lower yield on the investment balances. The average rate on current invested balances fell to 1.77% at September 30, 2002 from 3.42% at September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Revenue. Total revenue decreased 39% to $9.0 million for the nine months ended September 30, 2002 from $14.8 million for the comparable period in 2001. The decrease was primarily attributable to decreased system sales.

         A breakdown of revenue for the nine months ended September 30, 2002 and 2001 is as follows (in thousands):

                                                               Nine Months Ended
                                                                September 30,
                                                          -------------------------
                                                              2002         2001
                                                          ---------      ----------
         Instrument sales..........................       $   4,605      $  10,707
         Consumable sales..........................           2,982          2,796
         Service contracts.........................             540             80
         Royalty revenue...........................             426             73
         Other revenue.............................             493            616
         Grant revenue.............................              --            492
                                                           --------     ----------
              Total revenue........................        $  9,046     $   14,764
                                                           ========     ==========

         During the nine months ended September 30, 2002 we placed 164 Luminex systems, including 1 HTS system, a 65% decrease as compared with 467 Luminex systems placed during the nine months ended September 30, 2001. The reduction in system placements was partially offset by an increase in the average price of the Luminex 100 system. Our revenues continue to be affected by (i) delays in commercialization by our strategic partners and (ii) slower than expected product rollouts and system placements by strategic partners (that have released commercial products incorporating our technology) with end users. As a result released, a number of strategic partners continue to have excess instruments in stock, resulting in reduced current period purchases of additional instruments from the Company. As strategic partners place the instruments currently held in inventory with end users, we currently believe that instrument sales by the Company to such strategic partners will increase.

        Consumable sales increased by 7% to $3.0 million for the nine months ended September 30, 2002 from $2.8 million for the nine months ended September 30, 2001. The increase is attributable to an increase in the installed base of Luminex 100 systems as compared to the prior year period.

        Service contracts increased 575% to $540,000 during the nine months ended September 30, 2002 from $80,000 for the nine months ended September 30, 2001. This increase is attributable to increased sales of extended service agreements, which is a direct result of the increase in the commercial base of Luminex 100 systems as compared to the prior year period.

        Royalty revenue increased 484% to $426,000 during the nine months ended September 30, 2002 from $73,000 for the nine months ended September 30, 2001. This increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base of Luminex systems as compared to the prior year period. For the nine months ended September 30, 2002, we had 12 commercial partners submit royalties as compared with four for the nine months ended September 30, 2001.

        Other revenues, comprised of training revenue, shipping revenue and miscellaneous parts sales, decreased 20% to $493,000 for the nine months ended September 30, 2002 from $616,000 for the nine months ended September 30, 2001. This decrease is primarily the result of decreased shipping revenue caused by the reduction in instrument placements from the corresponding prior year period. Finally, as discussed above in "Overview", we permanently withdrew from our grant arrangement with the National Institute of Standards and Technology on July 1, 2001. Accordingly, no grant revenue was recorded during the nine months ended September 30, 2002 and no further grant revenue is expected.

        Gross Profit. Gross profit decreased by 65% to $1.4 million for the nine months ended September 30, 2002 from $4.1 million for the comparable period in 2001. The gross margin rate decreased to 16% of revenues for the nine months ended September 30, 2002 from 27% of revenues for the nine months ended September 30, 2001. The rate decrease in gross margin was attributable to several factors, including (i) a charge of approximately $700,000 to increase the Company's allowance for excess and obsolete inventory and (ii) increased expediting, cancellation, scrap and rework fees of $373,000. The increase in our provision for excess and obsolete inventory was conditioned upon management's assessment during the quarter ended September 30, 2002 of the following factors:
(i) the falling market value for items held in inventory related to components that we no longer manufacture in house, (ii) attempts to sell these items to our component manufacturers are progressing at a slower than anticipated rate and
(iii) overall economic conditions and the low level of current sales. We have adjusted our delivery schedule to reflect current forecasts of demand.

         Research and Development Expense. Research and development expenses decreased 17% to $5.4 million for the nine months ended September 30, 2002 from $6.5 million for the comparable period in 2001. The decrease was primarily attributable to the completion of several initiatives during 2001, including our withdrawal from our grant arrangement with the National Institute of Standards and Technology, as well as a decrease in overall research and development activity during 2002. The overall decrease in research and development activity was partially offset by an increase in activity of approximately $900,000 attributable to RBM. As a result of the sale of RBM, research and development expenses are expected to decline for the remainder of 2002 and 2003, as compared to 2001. Exclusive of non-recurring items, research and development expenses are currently expected to be in the range of $1.0 to $1.5 million per quarter and $4.0 million to $6.0 million on an annual basis for 2003.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 23% to $14.6 million for the nine months ended September 30, 2002 from $11.9 million for the corresponding prior year period. The increase was primarily attributable to (i) a one-time, non-cash $1.6 million stock compensation expense associated with the RBM transaction and (ii) approximately $1.1 million of severance costs associated with employee count reductions during the first three quarters of 2002. Such severance costs do not reflect the staff reductions effected during the fourth quarter of 2002.

Exclusive of non-recurring items and the anticipated severance costs to be incurred for the fourth quarter of 2002, selling, general and administrative expenses are expected to be in the range of $4.0 to $5.0 million per quarter and $16.0 to $20.0 million on an annual basis for 2003. The anticipated severance cost associated with the reduction in force is currently expected to be approximately $1.2 million, of which approximately $650,000 shall be paid in the fourth quarter of 2002.

         Interest Income. Interest income decreased by 77% to $570,000 for the nine months ended September 30, 2002. The decrease was attributable to a decrease in the average cash and short-term investment balances and a lower yield on investment balances. The average rate on current invested balances fell to 1.77% at September 30, 2002 from 3.42% at September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, we held cash and short-term investments of $40.3 million and had working capital of $47.1 million. At December 31, 2001, we held cash and short-term investments of $51.1 million and had working capital of $63.0 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

         Cash used in operations was $9.5 million for the nine months ended September 30, 2002, compared with $17.2 million for the nine months ended September 30, 2001. During the third quarter of 2002, the Company made an investment valued at approximately $1.5 million in connection with the RBM transaction, of which $1.1 million consisted of cash and cash related items. Purchases of property and equipment for the nine months ended September 30, 2002 totaled $1.1 million, compared with $2.0 million for the nine months ended September 30, 2001. Management anticipates total cash use for 2002 to be approximately $13.0 to $14.0 million, giving us an anticipated balance at December 31, 2002 of $37.0 to 38.0 million.

         Our research and development expenses during the nine months ended September 30, 2002 were $5.4 million, of which $1.8 million were related to the RBM project. As a result of the sale of RBM, research and development expenses are expected to decline for the remainder of 2002 and 2003, as compared to 2001. Exclusive of non-recurring items, research and development expenses are currently expected to be in the range of $1.0 million to $1.5 million per quarter and between $4.0 million and $6.0 million on an annual basis for 2003.

         Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. We believe that our existing cash and short-term investments will be sufficient to fund our operating expenses and capital equipment requirements through at least 2003.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF APPROXIMATELY $69.2 MILLION AS OF SEPTEMBER 30, 2002.

         We have incurred significant net losses since our inception, including losses of $18.0 million for the nine months ended September 30, 2002, $15.7 million in 2001 and $12.5 million in 2000. At September 30, 2002, we had an accumulated deficit of approximately $69.2 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash and short-term investments available to the Company. As of September 30, 2002, cash and short-term investments totaled $40.3 million, a decrease of $10.8 million, from $51.1 million at December 31, 2001. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

OUR BUSINESS PLAN MAY NOT SUCCEED UNLESS WE ESTABLISH MEANINGFUL AND SUCCESSFUL RELATIONSHIPS WITH OUR STRATEGIC PARTNERS.

        Our strategy for the development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of September 30, 2002, we had entered into strategic partnerships with 43 companies, yet only 19 of these partners have released commercialized products utilizing the Luminex platform. For the first nine months of 2002, two customers accounted for 24% of revenues, 11% and 13%, respectively. The loss of any of our significant strategic partners would have a material adverse effect on our growth and future results of operations. Delays in implementation, changes in strategy or the financial difficulty of any of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

        Our business plan contemplates that a significant portion of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners and from royalties and consumables derived from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot predict future sales and royalty revenues because our existing strategic partner agreements do not include minimum purchase requirements. In addition, we do not have the right or ability to provide incentives to our strategic partners' sales personnel to sell products based on xMAP technology or to control the timing of the release of products by our strategic partners. The amount of these revenues will depend on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

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

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN OUR MANAGEMENT AND STAFF.

         We depend on the principal members of our management and scientific staff, including our research and development, customer support, technical service and sales staff. The loss of services of key members of management could delay or reduce our product development, sales and customer support efforts. In addition, recruiting and retaining qualified senior management personnel, including our current search for a permanent CEO, and the restructuring of our management team and organizational structure, scientific and other personnel to perform research and development, customer support, technical service and sales work will be critical to our success.

         In connection with the RBM transaction, Mark Chandler, a co-founder and the Company's Chairman, President and Chief Executive Officer, resigned. Thomas
W. Erickson joined the Company and will serve as Interim President and Chief Executive Officer pursuant to a six month management services agreement. No assurance can be given that the transition of management responsibilities will be effected without any adverse consequences to the Company and its business.

         In March 2002, we created the Management Evaluation and Search Committee of the Company's Board of Directors to evaluate our existing management team and organizational structure and to provide recommendations regarding changes and additions to our management team and organizational structure, if deemed appropriate. From that process, which is ongoing, we are actively seeking a permanent chief executive officer and we have engaged in significant staff reductions (including restructuring our management team and organizational structure) to align our operating costs with current revenues (See "Recent Developments - Reduction in Force"). There can be no assurance that we will be able to attract additional, and retain existing, personnel necessary to achieve our business objectives.

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

        We have obtained nine patents in the United States directed to various aspects and applications of our technology. We have 37 pending applications in the United States, one of which has been allowed. Two of the pending United States applications have been published. Moreover, we have 25 pending applications in certain foreign jurisdictions, nine of which have been published, including international applications filed under the Patent Cooperation Treaty (PCT). In Japan, due to a procedural omission by our previous patent counsel, we are unable to obtain patent protection for our method of "real time" detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

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

        The production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the Food and Drug Administration in the United States and by similar agencies in other countries. Some of our products and products based on our technology expected to be produced by our strategic partners for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. To date, only three such approvals or clearances have been obtained by our strategic partners. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, we are also required to comply with FDA requirements relating to laser safety.

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

        Our strategic partners and customers expect that our organization operates to an established quality management system substantially compliant with FDA quality system regulations and industry standards, such as ISO 9000. We completed the ISO 9001:2000 standard registration process in March 2002. Subsequent audits will be carried out at six-month intervals to ensure we maintain our system in substantial compliance with ISO standards. Failure to maintain substantial compliance to FDA regulations and ISO registration could reduce our competitive advantage in the international market and also decrease satisfaction and confidence levels with our partners.

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

        Our directors and executive officers beneficially owned approximately 20.1% of our outstanding common stock as of November 8, 2002. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of the Company even if beneficial to our stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this quarterly report (the "Evaluation Date"), our Interim Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within Company.

         Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) During the third quarter of 2002, we issued 111,400 shares of common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for exercise prices ranging from $1.96 to $3.92 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof.

          (b) On March 29, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (No. 333-96317) effective. The net proceeds of the initial public offering were approximately $77.0 million. As of September 30, 2002, we had used approximately $44.0 million of this amount to fund our operations, including continued development and manufacturing of existing products, research and development of additional products, hiring additional personnel and expanding our facilities. Pending their use, the remaining net proceeds are currently invested in short-term, interest-bearing, investment grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit
Number      Description of Documents
-------     ------------------------
99.1        Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

         On August 14, 2002, the Company filed a Current Report on Form 8-K which included the certifications of Mark B. Chandler, Ph.D. as Chief Executive Officer and Harriss T. Currie as Acting Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

      On September 10, 2002, the Company filed a Current Report on Form 8-K which announced the completion of the RBM transaction.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2002.

                                   LUMINEX CORPORATION



                                   By:      /s/ HARRISS T. CURRIE
                                       ---------------------------------------
                                            Harriss T. Currie
                                            Acting Chief Financial Officer and
                                            Controller
                                            (Principal Financial
                                            and Accounting Officer)




                                   By:      /s/ THOMAS W. ERICKSON
                                        --------------------------------------
                                            Thomas W. Erickson
                                            Interim President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                 CERTIFICATIONS

I, Thomas W. Erickson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Luminex Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                   /s/ THOMAS W. ERICKSON
                                   ---------------------------------------------
                                   Thomas W. Erickson
                                   Interim President and Chief Executive Officer

I, Harriss T. Currie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Luminex Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                  /s/ HARRISS T. CURRIE
                                  --------------------------------------------
                                  Harriss T. Currie
                                  Acting Chief Financial Officer and Controller