Form 10-K
period 2002-12-31
LUMINEX CORP
filed 2003-03-31
CIK 1033905

                              SWDocIDUNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

         /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002
                                       or
         / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined by Exchange Act Rule 12b-2). Yes [X]   No [ ]

         Based on the closing sale price of common stock on The Nasdaq Stock Market on March 24, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $122,584,587. Excludes an aggregate of 4,402,652 shares of common stock held by officers and directors.

         There were 29,625,818 shares of the Company's Common Stock, par value $.001 per share, outstanding on March 24, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

Proxy Statement for the 2003 Annual Meeting of Stockholders - Part III (which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2002).

                               LUMINEX CORPORATION

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                                      PART I
Item 1.    Business.......................................................................................       1
Item 2.    Properties ....................................................................................      16
Item 3.    Legal Proceedings..............................................................................      16
Item 4.    Submission of Matters to a Vote of Security Holders ...........................................      16
           Executive and Other Officers and Related Information...........................................      17

                                                     PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters......................      19
Item 6.    Selected Consolidated Financial Data...........................................................      19
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........      20
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.....................................      27
Item 8.    Financial Statements and Supplementary Data....................................................      28
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........      46

                                                    PART III
Item 10.   Directors and Executive Officers of the Registrant.............................................      47
Item 11.   Executive Compensation.........................................................................      47
Item 12.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters....................................................................      47
Item 13.   Certain Relationships and Related Transactions.................................................      48
Item 14.   Controls and Procedures........................................................................      48

                                                    PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................      49
Signatures and Certifications.............................................................................      S-I

SAFE HARBOR CAUTIONARY STATEMENT

         All statements in this report that do not discuss past results are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address our outlook for our businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Factors That May Affect Future Results" included in this Annual Report on Form 10-K. Specific uncertainties which could cause our actual results to differ materially from those projected include risks and uncertainties relating to market demand and acceptance, the dependence on strategic partners for development, commercialization and distribution of products, fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, our ability to scale-up manufacturing operations, potential shortages of components, competition, the timing of regulatory approvals and any modification of the Company's operating plan in response to its ongoing evaluation of its business and search for a new chief executive officer. We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

                              ---------------------

         Luminex(R) and xMAP(TM) are trademarks of Luminex Corporation. This report also refers to trademarks, service marks and trade names of other organizations.

                                    PART I.

ITEM 1. BUSINESS

OVERVIEW

         Luminex Corporation manufactures and markets products incorporating a proprietary technology that advances and simplifies biological testing for the life sciences industry. This industry depends on a broad range of tests, called bioassays, to perform diagnostic tests, discover new drugs and identify new genes. Our xMAP technology allows our Luminex 100 System to simultaneously perform up to 100 bioassays on a single drop of fluid by reading biological tests taking place on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within the various segments of the life sciences industry in the fields of drug discovery, clinical diagnostics, genetic analysis, protein analysis and biomedical research.

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

         Laboratories either develop bioassays internally to meet their specific needs or purchase them in the form of off-the-shelf test kits or customized services. Although it is important to note that our xMAP technology is relevant to only a subset of the total life sciences market, industry reports estimated the total global market for tools and consumables used in drug discovery and development, clinical diagnostics and biomedical research to have been approximately $33 billion as of 2001 and expected to grow at an annual rate of approximately 7%.

         The table below briefly describes the key bioassay technologies in the life sciences industry:

       KEY TECHNOLOGIES                        DESCRIPTION                           MARKETS SERVED

BioChips......................     High-density arrays of DNA fragments            Biomedical research
                                   attached to a flat glass or silicon surface

Clinical immuno-analyzers.....     Automated test-tube based platform              Clinical.diagnostics

Gels and blots................     Physical separation of analyses for             Clinical diagnostics and biomedical
                                   visualization                                    research

Microarrays...................     Low-density arrays of DNA fragments             Biomedical research
                                   attached to a flat glass or silicon surface

Microfluidics chips...........     Miniaturized liquid handling system on a        Biomedical research
                                   chip

Microtiter-based assays.......     Plastic trays with discrete wells in which      Drug discovery, clinical diagnostics and
                                   assays are fixed                                biomedical research


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

         Our xMAP technology combines existing biological testing techniques with advanced digital signal processing and proprietary software. With our technology, discrete bioassays are performed on the surface of color-coded microspheres. These microspheres are read in a compact analyzer that utilizes lasers and high-speed digital signal processing to simultaneously identify the bioassay and measure its result.

         Polystyrene microspheres, approximately 5.6 microns in diameter, are a fundamental component of the xMAP technology. We purchase undyed microspheres and, in a proprietary process, dye them with varying intensities of a red and a near infrared dye to achieve up to 100 distinct colors. The specific dye proportions permit each color-coded microsphere to be readily identified based on its distinctive fluorescent signature. Our customers create bioassays by attaching different biochemical reactants to each distinctly colored microsphere set. The microsphere sets can then be combined in test panels as required by the user, with a current maximum of 100 tests per panel.

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

BUSINESS STRATEGY

         Our primary goal continues to be to establish our xMAP technology as the industry standard for performing bioassays. To achieve this goal, we have implemented the following strategies:

-        Focus on large sectors

         We will continue to focus our commercialization efforts through strategic partners on large sectors of the life sciences industry. We have targeted major pharmaceutical companies, large clinical laboratories, in vitro diagnostic manufacturers and major medical institutions for our principal marketing efforts. We believe these customers provide the greatest opportunity for maximizing the use of xMAP technology and that continued adoption by these industry leaders will promote wider market acceptance.

-        Continue to develop strategic partnerships

         We intend to broaden and accelerate market acceptance of xMAP technology by continuing to enter into development, marketing and distribution strategic partnerships with the leaders in the life sciences industry that we believe can convert core product lines to, and develop new applications on, Luminex platforms. By leveraging our strategic partners' market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed base. Currently, we have 14 strategic partners who have released commercialized products utilizing the Luminex platform and are submitting royalties. These 14 strategic partners accounted for approximately 44% of our total revenue in 2002, of which three strategic partners constituted 30% of total revenue.

-        Develop next generation products

         Our research and development group is pursuing projects intended to advance our xMAP technology. We are also collaborating with industry participants and biomedical research institutions to develop additional xMAP products.

         In November 2002, we engaged a strategic consulting firm with extensive experience in the life sciences industry to assist management in evaluating and refining the core focus and operating plans for the Company. Based on the results of this study, the consulting firm will make recommendations to management which, if adopted, may impact the Company's strategy and operations on a go-forward basis.

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

         We also offer two peripheral components for the Luminex 100 - the XY Platform and the Luminex Sheath Delivery System ("Luminex SD"). The XY Platform complements the Luminex 100 by automating the sequential positioning of each well of a microtiter plate, permitting up to 9,600 unattended tests per plate to be performed in less than an hour. The XY Platform can also be connected to robotic systems that deliver these plates to the Luminex 100, allowing integration into automated test centers. The Luminex SD is a pressurized, external pump delivery system that enhances the delivery of sheath fluid to the Luminex 100 by pumping sheath fluid from an external bulk reservoir, enabling the Luminex 100 to operate for up to 24 hours without switching to a new reservoir of sheath fluid.

         Luminex HTSTM (High-Throughput System). The high-throughput version of our xMAP analyzer, the Luminex HTS, is interfaced with an automated liquid handler. The Luminex HTS utilizes a higher pressure flow system which produces a flow rate approximately ten times greater than the flow rate of the Luminex 100. Although a small number of HTS systems were sold in 2001 and 2002, full commercial production of the Luminex HTS currently is expected to begin in the second quarter of 2003.

Consumables

         Microspheres. Our xMAP systems use polystyrene microspheres that are approximately 5.6 microns in diameter. We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to 100 distinct color sets. Each microsphere can carry the reagents of an enzymatic, genetic or immunologic bioassay. In addition to microspheres, consumables also include sheath fluid and spare parts.

         Universal array microspheres. In January 2003, the Company introduced a universal array microsphere. This microsphere-based product is designed for conducting genotyping and other DNA-based experiments in the life sciences and diagnostic markets using our xMAP technology. When used in conjunction with our multiplexing technology, the universal array microspheres are designed to simplify the genotyping assay development process and increase assay flexibility. The universal array microspheres may be used in customized end-user identified single nucleotide polymorphisms (SNPs) or in pre-defined kits developed by our strategic partners.

SALES AND MARKETING

         Our sales and marketing strategy is intended to expand the installed base of xMAP systems and generate recurring revenues from royalties on bioassay kits and testing services developed or performed by others that use our technology, as well as from the sale of microspheres and other consumables. The key element of our sales and marketing strategy is a strategic partner program with life sciences companies that will develop applications or perform testing using our technology platforms and distribute our systems to their customers. During 2002, we effected a reduction in force designed to reduce overhead costs and align staffing and personnel costs with the Company's current business. In connection with the reduction in force, we eliminated our direct sales function and are now focusing our sales and marketing efforts primarily through our strategic partners.

         We continue to use strategic partners as our primary distribution channel. Strategic partners develop application-specific bioassay kits for use on our systems that they sell to their customers generating royalties for us. Certain strategic partners also perform services for third parties using our technology that also result in royalties for us. Some strategic partners also buy our products, including xMAP systems and consumables, and then resell those products to their customers. As of December 31, 2002, we had 14 strategic partners who had released commercialized products utilizing the Luminex platform and were submitting royalties. Of such 14 strategic partners, 8 companies principally serve the clinical diagnostics market and 6 companies serve the research market. These strategic partners constituted 44% of the Company's revenues for 2002. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners' bioassay testing competencies, customer relationships and distribution channels, we believe that we can achieve rapid market penetration without a direct sales force.

         We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP systems under their own branding and marketing efforts.

CUSTOMERS

         At December 31, 2002, we had sold a total of 1,273 xMAP system since inception in the biomedical research, clinical diagnostics and pharmaceutical markets. For the three years ended December 31, 2002, 2001 and 2000, we had sales to foreign customers of $2.7 million, $2.3 million and $2.2 million, respectively, representing 20.7%, 11.3% and 26.6%, respectively, of our total product revenues for such periods. In 2002, only one customer accounted for more than 10% of total revenues. Bio-Rad Laboratories, Inc. accounted for 16%, 13% and 13% of our total revenues in 2002, 2001 and 2000, respectively. In addition, in 2001 another customer accounted for 16% of total revenues. Although no other customer accounted for more than 10% of our total revenues in 2002, 2001 or 2000, a total of three customers constituted approximately 30% of total revenues in 2002. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operation.

TECHNICAL OPERATIONS

         Our Technical Operations Group provides technical support to customers, strategic partners and their customers. Most of the Company's technical operations personnel are either biologists or biochemists and have extensive experience in academic, industrial and commercial settings. Cross training is a major focus, empowering group members to solve problems outside their primary assignment.

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

Field Service

         We have five field service personnel: three based in Austin, Texas, one in Chicago, Illinois and one in San Jose, California. To support the increasing number of installed systems, we have entered into agreements with third party service providers at both the domestic and international levels. Furthermore, we intend to base additional field service personnel on both the east and west coasts of the U.S. and pursue additional third-party service provider agreements for quicker, more cost-effective support of our customers worldwide. Additionally, certain of our strategic partners provide their own field service support.

Technical Applications

         In order to allow customers to expedite the production of bioassays for use on our systems, we have formed a technical applications group, based in Austin, Texas, that includes experienced biological scientists. This group works closely with our customers and strategic partners in their development of bioassays with the ultimate goal of faster adoption and commercialization.

RESEARCH AND DEVELOPMENT

         Our research and development program is devoted to advancing the capabilities of our xMAP technology to further penetrate the life sciences industry. As of March 24, 2003, we employed approximately 25 engineers, scientists and technicians dedicated to research and development. In addition, we are collaborating with other companies and academic institutions to increase the breadth of xMAP applications. Our current research and development projects include:

-        Mixed sample measurement of cells and beads

         We have initiated a project on behalf of a strategic partner to examine the utility of xMAP technology for blending bead-based assays for soluble analytes with simultaneous cellular analysis of a complex biological sample.

-        Expanding our multiple testing capabilities

         Our current bead utilizes two common chemistries for the immobilization of assays on its surface. While these chemistries are well accepted in the industry, it is desirable to expand our bead chemistry capability to enhance market penetration and adoption.

-        Automation

         We are collaborating with our strategic partners to integrate our various xMAP instruments with sample handling equipment and laboratory information systems to increase bioassay throughput.

-        Enhancing biassay performance and operational efficiencies

         Our scientists and hardware and software engineers continually dedicate efforts to further enhance xMAP in the areas of assay performance, such as sensitivity, precision and ruggedness, and operational efficiencies.

MANUFACTURING

         The Company has approximately 18,000 square feet of manufacturing facilities located at the Company's principal executive offices in Austin, Texas. In 2002, we successfully completed the registration of our quality management system to the ISO 9001:2000 standard, which is an internationally recognized standard for quality management systems. Subsequent audits by the registrar will be carried out at 6-month intervals to ensure we are maintaining our system in compliance with ISO standards.

Instruments

         Certain components of our xMAP instruments are assembled by contract manufacturers. The remaining assembly and manufacturing of our instruments is performed by our employees at our facility in Austin, Texas. The quality control and quality assurance protocols are also performed at this facility. Parts and component assemblies that comprise our xMAP instruments are obtained from a number of sources; however, we currently purchase lasers for our xMAP instruments from one supplier. We recently received notice that this supplier will terminate the production of the model of lasers currently used in our xMAP instruments during late 2003 or early 2004. While we believe our current supply of lasers will be sufficient to meet our needs for 2003, the failure to find an alternative supplier to supply quality lasers at a reasonable price for our xMAP instruments, or enter into an arrangement with our current supplier to provide us with a suitable replacement laser, would have a material adverse effect on our business, financial condition and results of operations. There are, however, available alternative suppliers of such lasers and we are currently evaluating our options, including entering into arrangements with alternative suppliers to provide lasers to us in the future.

Microspheres

         We dye polystyrene microspheres using a proprietary method in our Austin, Texas manufacturing facility in large lots with ten intensities of a red and a near infrared dye to produce 100 distinctly colored microsphere sets. We currently use one supplier for polystyrene microspheres, which we purchase pursuant to purchase orders and not pursuant to a long-term contract. While we believe the microspheres will continue to be available from our supplier in quantities sufficient to meet our production needs, there are other suppliers that could provide us microspheres, if given sufficient lead-time to manufacture the microspheres to our specifications.

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

         The pharmaceutical industry is the largest market for the genomic, protein and high-throughput screening applications of the xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic and protein testing can be performed by products available from Affymetrix Inc., Applied Biosystems, a business group of Applera Corporation, Aclara Biosciences, Inc., Becton Dickinson Company, Illumina Perkin-Elmer Life Sciences, a business unit of PerkinElmer, Inc., and Sequenom, Inc., among others. In high-throughput screening, Molecular Devices, IGEN, Amersham and Aurora BioSciences Corporation offer products competitive with ours.

         The clinical laboratory market is dominated by several very large competitors. These include Abbott Laboratories, Bayer Corporation, Beckman Coulter, Inc., Johnson & Johnson and Roche Bioscience, a division of F. Hoffmann-La Roche Ltd., among others. These companies have technologies that can perform a variety of established assays. These companies also offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.

         Competition within the biomedical research market is even more fragmented than that within the pharmaceutical industry. There are hundreds of suppliers to this market including Amersham Pharmacia Biotech, Applied Biosystems, Becton Dickinson, Perkin Elmer Life Sciences and Zeptosens. Any company in this field is a potential competitor with us.

INTELLECTUAL PROPERTY

         To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws and confidentiality agreements.

         We have implemented a patent strategy designed to maximize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our anticipated customer base. We currently own 12 issued patents in the United States. In addition, our patent portfolio includes 17 other pending patent applications in the United States and their corresponding international and foreign counterparts in major industrial markets. Our patents and pending claims provide, or will provide, protection for systems and technologies that allow "real time" multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold a patent covering the precision-dyeing process that we use to dye our microspheres. We have been granted a patent on our "Zero Dead Time" sampling architecture, which uses digital oversampling to measure the area of a fluorescence pulse instead of "peak detection," giving increased sensitivity with no lost events. Other issued patents and pending patent applications cover specific aspects and applications of our xMAP technology and on-going molecular research. However, as a result of a procedural omission by the Company's former patent counsel, we are unable to pursue in Japan a patent application corresponding to our U.S. patent for real-time multiplexing techniques.

         The source code for our proprietary software is protected as a trade secret and/or as a copyrighted work. Aspects of this software also are covered by an issued patent.

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

GOVERNMENT REGULATION

Food and Drug Administration

         The Food and Drug Administration regulates medical devices pursuant to various statutes, including the Federal Food, Drug and Cosmetic Act as amended and supplemented by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, the Medical Device Amendments of 1992, the FDA Export Reform and Enhancement Act of 1996, the FDA Modernization Act of 1997, the Public Health, Security and Bioterrorism Preparedness and Response Act of 2002 and the Medical Device User Fee and Modernization Act of 2002. Medical devices, as defined by statute, include instruments, machines, in vitro reagents or other similar or related articles, including any component, part or accessory of such articles that are intended for use in the diagnosis of disease or other condition or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the human body. The FDA classifies medical devices intended for human use into three classes. For Class I devices, general controls (for example, labeling and good manufacturing practices) are sufficient to provide reasonable assurance of safety and effectiveness. Class II devices are products where general controls are not sufficient to provide reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls (for example, guidelines and patient registries). Class III devices are purported or represented to be used to support or sustain human life, are for a use that is of substantial importance in preventing impairment of human health, or where the device presents a potential unreasonable risk of illness or injury.

         We manufacture a version of the Luminex 100 - the Luminex 100 Integrated System ("IS") - for use with diagnostic assay kits that are expected to become available through our strategic partners. For FDA purposes, the Luminex 100 IS is considered a component of our partners' kit products. Depending on the particular kit's regulatory classification into Class I, II or III and its intended use, kits manufactured by our strategic partners that are used in conjunction with our technology may be subject to FDA clearance or approval before they can be marketed and sold. After incorporating the Luminex 100 IS into their products, our strategic partners are required to make various premarket submissions such as premarket approval applications, premarket notifications and/or investigational device exemption applications to the FDA for their products and are required to comply with numerous requirements and restrictions prior to clearance or approval of the applications. There can be no assurance that the FDA will file, clear or approve our strategic partners' submissions.

         In 2000, we submitted a device master file ("DMF") with information about the Luminex 100 IS to the FDA. Our strategic partners can reference the DMF in their premarket submissions. In 2001, FDA reviewed our DMF while reviewing one of our strategic partner's submissions, and asked questions of the Company about the content of the DMF. It is possible that FDA may ask questions about our DMF each time one of our strategic partners submits an application to the FDA referencing our DMF. Although we intend to respond to the FDA's questions in a timely fashion, there can be no assurance that our responses will be acceptable to the FDA.

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

         We, and our strategic partners, may be subject to periodic inspection by the FDA for, among other things, compliance with the FDA's current good manufacturing practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. Additionally, our strategic partners may be subject to other premarket and postmarket controls such as labeling, complaint handling, medical device reporting and corrections and removals reporting and record keeping requirements. If the FDA has evidence demonstrating that a company is not in compliance with applicable regulations, it can detain or seize products, request or, in certain circumstances, require a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees, and can recommend criminal prosecution to the Department of Justice. Other regulatory agencies may have similar powers.

         Medical device laws and regulations are also in effect in many countries outside of the United States. These range from comprehensive preapproval requirements for medical products to simpler requests for product data or certification. The number and scope of these requirements are increasing. There can be no assurance that we, and our strategic partners, will be able to obtain any approvals that may be required to market xMAP products outside the United States.

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

Environmental

         We are subject to stringent and complex federal, state and local laws and regulations relating to the protection of human health and the environment. In the course of our business, we are involved in the handling, storage and disposal of certain chemicals and biohazards. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Some of these environmental laws and regulations impose "strict liability," rendering a party liable without regard to negligence or fault on the part of such party. Such environmental laws and regulations may expose us to liability for environmental contamination, including remediation costs, natural resource damages and other damages as a result of the conduct of, or conditions caused by, us or others, or for acts that were in compliance with all applicable laws at the time such acts were performed. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. Although it is our policy to use generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on, under or from other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigation, remediation and monitoring requirements under federal, state and local environmental laws and regulations. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or other liabilities. We do not believe that we have been required to expend material amounts in connection with our efforts to comply with environmental requirements or that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Because the requirements imposed by such laws and regulations may frequently change and new environmental laws and regulations may be adopted, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position. Moreover, the modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact our strategic partners, which in turn could have a material adverse effect on us and other similarly situated component companies.

EMPLOYEES

         As of March 24, 2003, we had a total of 117 employees. This represents a reduction in total work force from 193 at March 31, 2002. This reduction was precipitated as management sought to align properly the Company's cost structure and needs with the Company's current business following the decline in revenues that occurred in 2002. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

AVAILABLE INFORMATION

         Our website address is WWW.LUMINEXCORP.COM. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF APPROXIMATELY $76.1 MILLION AS OF DECEMBER 31, 2002.

         We have incurred significant net losses since our inception, including losses of $24.9 million in 2002, $15.7 million in 2001 and $12.5 million in 2000. At December 31, 2002, we had an accumulated deficit of approximately $76.1 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash available to the Company. As of December 31, 2002, cash and short-term investments totaled $40.5 million, a decrease of $10.6 million, from $51.1 million at December 31, 2001. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

IF OUR TECHNOLOGY AND PRODUCTS DO NOT BECOME WIDELY USED IN THE LIFE SCIENCES INDUSTRY, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.

         Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. However, compared to certain other technologies, our xMAP technology is relatively new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential customers to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

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

OUR SUCCESS DEPENDS LARGELY ON THE ESTABLISHMENT OF MEANINGFUL AND SUCCESSFUL RELATIONSHIPS WITH OUR STRATEGIC PARTNERS.

         The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of December 31, 2002, we had 14 strategic partners who had commercialized products using the Luminex platform and were submitting royalties. Furthermore, three of our customers accounted for 30% of the Company's revenues for the year ended December 31, 2002, one of which constituted 16% of total revenues. The loss of any of our significant strategic partners, or any of our three largest customers during 2002, would have a material adverse effect on our growth and future results of operations. Delays in implementation, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

         In addition, we anticipate that a large percentage of future sales of our products and products incorporating our technology will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:

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

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND TO RETAIN OUR MANAGEMENT AND STAFF.

         In March 2002, we created a Management Evaluation and Search Committee to evaluate our existing management team and organizational structure and to provide recommendations regarding changes and additions to our management team and organizational structure, if deemed appropriate. From that process (which is ongoing), we are actively seeking a new chief executive officer and have engaged in significant staff reductions (including restructuring our management team and organizational structure during 2002) to align our operating costs with the Company's current business.

         During 2002, there was a significant turnover of senior management, as eight officers ceased to be employed by the Company, including those whose employment was terminated in connection with the September 2002 sale of the Rules Based Medicine research and development project ("RBM") to a newly formed company headed by Dr. Mark Chandler, the Company's then chairman, chief executive officer and co-founder. In connection with Dr. Chandler's departure following the closing of the RBM transaction, Thomas W. Erickson was engaged in September 2002 to serve as interim chief executive officer and president while the Management Evaluation and Search Committee sought a new chief executive officer. Mr. Erickson is currently under contract with us through August 2003. Additionally, as a result of the management restructuring, certain of the remaining members of management have taken on additional responsibilities and the Company has employed interim personnel and third-party consultants to fill the vacated positions.

         In addition, we have reduced the overall work force from 193 at March 31, 2002 to 117 at March 24, 2003. The reduction in force was designed to reduce overhead costs and align staffing and personnel costs with the Company's current business. This reduction in force required remaining employees to assume additional responsibilities and, when combined with the changes in senior management, has created challenges in maintaining continuity of customer relationships, research and development and strategic planning for the Company.

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

         To date, we have produced our products in limited quantities compared to the quantities necessary to achieve desired revenue growth. We may not be able to produce sufficient quantities or maintain consistency between differing lots of consumables. If we encounter difficulties in scaling up our manufacturing operations due to, among other things, quality control and quality assurance and component and raw material supplies, we will likely experience reduced sales of our products, increased repair or re-engineering costs due to product returns and defects and increased expenses due to switching to alternate suppliers, any of which would reduce our revenues and gross margins.

         We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have non-cancellable purchase requirements with certain of our components suppliers which requires us to take delivery of a minimum number of component parts for our products or the cost per unit will increase, which would adversely impact our gross margin. In addition, certain key components of our product line are currently purchased from a limited number of outside sources and may only be available through a limited number of providers. We do not have agreements with all of our suppliers. Our reliance on our suppliers and contract manufacturers exposes us to risks including:

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

         Our customers include clinical diagnostic, pharmaceutical, biotechnological, chemical and industrial companies, and the capital spending policies of these companies can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including governmental regulation or price controls, the resources available for purchasing research equipment, the spending priorities among various types of analytical equipment and the policies regarding capital expenditures during recessionary periods. Any decrease in capital spending by life sciences companies could cause our revenues to decline. As a result, we are subject to significant volatility in revenue. Therefore, our operating results can be materially affected (negatively and positively) by the spending policies and priorities of our customers.

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

         Our success will depend on our ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. Any patents we own may not afford full protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products that are not covered by our patents. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

         We have obtained 12 patents in the United States directed to various aspects and applications of our technology. We have 17 pending applications in the United States. Moreover, we have corresponding international and foreign patent applications pending in certain foreign jurisdictions. In Japan, due to a procedural omission by our previous patent counsel, we are unable to obtain patent protection for our method of "real time" detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

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

         The testing, production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the Food and Drug Administration in the United States and by similar agencies in other countries. Some of our products and products based on our technology expected to be produced by our strategic partners for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. To date, only three strategic partners have obtained such approvals or clearances. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, we are also required to comply with FDA requirements relating to laser safety.

         Approved or cleared products are subject to continuing FDA requirements relating to, among others, quality control and quality assurance, maintenance of records and documentation, adverse event and other reporting, and labeling and promotion of medical devices. Our inability, or the inability of our strategic partners, to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. In addition, failure to comply with applicable regulatory requirements could subject us or our strategic partners to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our products or products based on our technology, and civil and criminal penalties.

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

         Our strategic partners and customers expect that our organization operates to an established quality management system compliant with FDA quality system regulations and industry standards, such as ISO 9000. We completed the ISO 9001:2000 standard registration process in March 2002. Subsequent audit will be carried out at six-month intervals to ensure we maintain our system in substantial compliance with ISO standards. Failure to maintain compliance to FDA regulations and ISO registration could reduce our competitive advantage in the international market and also decrease satisfaction and confidence levels with our partners.

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

         Third-party payors, such as government entities, health maintenance organizations and private insurers, are restricting payments for healthcare. These restrictions may decrease demand for our products and the price we can charge. Increasingly, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. They are also attempting to contain costs by limiting coverage and the reimbursement level of tests and other healthcare products. Without adequate coverage and reimbursement, consumer demand for tests will decrease. Decreased demand could cause sales of our products, and sales and services by our strategic partners, to fall. In addition, decreased demand could place pressure on us, or our strategic partners, to lower prices on these products or services, resulting in lower margins. Reduced sales or margins by us, or our strategic partners, would hurt our business, profitability and business prospects.

OUR OPERATING RESULTS MAY BE AFFECTED BY CURRENT ECONOMIC AND POLITICAL CONDITIONS.

         With the onset of war in the Middle East and continuing concern for future terrorist attacks, there exist many economic and political uncertainties. These uncertainties could adversely affect our business and revenues in the short or long term in ways that cannot presently be predicted.

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

         The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

-        general economic conditions and interest rates;

- instability in the United States and other financial markets and the possibility of war, other armed hostilities or further acts of terrorism in the United States or elsewhere;

- actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

- announcements of technological innovations or new products or services by us or our competitors;

-        changes in financial estimates by securities analysts;

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

OUR DIRECTORS AND EXECUTIVE OFFICERS HAVE A SIGNIFICANT OWNERSHIP POSITION IN THE COMPANY'S COMMON STOCK, WHICH COULD DELAY OR PREVENT A MERGER OR OTHER CHANGE IN CONTROL TRANSACTION.

         Our directors and executive officers beneficially owned approximately 15% of our outstanding common stock as of March 24, 2003. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This ownership position could also delay or prevent a change in control of the Company even if beneficial to our stockholders.

ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, BYLAWS AND STOCKHOLDER RIGHTS PLAN AND DELAWARE LAW AND OUR STOCKHOLDER RIGHTS PLAN COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT.

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

ITEM 2. PROPERTIES

         Our principal research and development, manufacturing and administrative facilities are currently located in approximately 75,000 square feet of leased space in Austin, Texas pursuant to a lease agreement which expires July 31, 2010. We recently reduced our aggregate space in our Austin facilities from approximately 98,000 square feet. We believe that these facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

As a result of a procedural omission, we are unable to pursue a patent in Japan which corresponds to some of our issued U.S. patents related to our method of "real time" detection and quantification of multiple analytes from a single sample. On January 31, 2000, we filed a lawsuit in Travis County, Texas state district court alleging negligence and breach of contract on the part of our prior patent counsel in this matter. On March 7, 2003, we reached a settlement with the defendants and executed and entered into a full, final and complete release regarding such action, without an admission of liability or wrongdoing on the part of the defendants. As consideration in connection with the settlement and release, the Company received approximately $1.8 million, net of legal and related costs and expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS AND RELATED INFORMATION


               NAME                     AGE                                   POSITION
               ----                     ---                                   --------
      Thomas W. Erickson                52        Interim President and Chief Executive Officer
      Randel S. Marfin                  46        Vice President, Marketing/Sales and Business Development
      Oliver H. Meek                    51        Vice President, Manufacturing
      James W. Jacobson, Ph.D.          48        Vice President, Research and Development
      Harriss T. Currie                 41        Acting Chief Financial Officer and Controller

         Thomas W. Erickson. Mr. Erickson has served as the Company's Interim President and Chief Executive Officer since September 2002. Prior to joining Luminex, he was Interim President and Chief Executive Officer and a management consultant to Omega Healthcare Investors, Inc. (NYSE:OHI), a real estate investment trust, from 2000 to 2002. In addition, Mr. Erickson was Co-Founder, President and Chief Executive Officer for CareSelect Group, Inc., a physician practice management company, from 1994 to 2001 and has served as President and Chief Executive Officer of ECG Ventures, Inc., a venture capital company, from 1994 to present. Earlier in his career, Mr. Erickson held several management positions at American Hospital Supply Corporation. He currently is Chairman of the Board of LifeCare Hospitals, Inc. and serves on the Board of Directors of Omega Healthcare Investors, Inc. Mr. Erickson received a B.B.A. from the University of Iowa and an M.B.A. from Southern Methodist University.

         Randel S. Marfin. Mr. Marfin currently serves as Vice President, Marketing/Sales and Business Development. From June 1998 until January 2003, Mr. Marfin served as Luminex's Vice President, Business Development. Prior to joining us, he worked for three years at SpectraCell Laboratories, Inc., most recently as Vice President of Sales and Marketing where he was responsible for business development, acquisitions, strategic planning and sales and marketing. From 1990 to 1998, he served as General Manager of Texas for both Damon Clinical Laboratories and Nichols Institute. In addition, Mr. Marfin held sales management and business development positions for Damon Clinical Laboratories and MPC Labs. Mr. Marfin graduated from the University of Houston in 1986 with a B.S. in Biochemistry and Biophysics and served in the United States Air Force.

         Oliver H. Meek. Mr. Meek has served as Vice President, Manufacturing since February 2000 and served the Company as a consultant from 1999 to February 2000. From August 1985 to January 2000, he held management positions in the area of Technical Product Development, Reagent and Instrument Manufacturing and Quality with Abbott Laboratories. Mr. Meek graduated from The University of Texas at Austin in 1979 with a B.A. degree in biology and is a Certified Quality Engineer.

         James W. Jacobson, Ph.D. Dr. Jacobson joined Luminex Corporation in May 1998, and he currently serves as Vice President, Research and Development. From 1994 to 1998, Dr. Jacobson was Laboratory Director at Cytastar Laboratories, Virus Reference Laboratories and SpectraCell Laboratories in Houston. Following post-doctoral work at North Carolina State University and Duke University, he was a faculty member in the Department of Biology, University of Houston, Houston, Texas. Dr. Jacobson received the Ph.D. degree in 1986 from Washington University in Saint Louis, Missouri.

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

         G. Walter Loewenbaum II, Chairman of the Board of Directors and beneficial owner of approximately 7.5% of the Company's outstanding common stock (as of March 24, 2003), provides advice and assistance to the Company's senior management team with respect to financial and strategic matters and general business operations of the Company on a regular basis. Mr. Loewenbaum, although not an executive officer, maintains an office at the Company's offices in Austin, Texas and receives compensation for his services as Chairman of the Board of Directors.

         The Management Evaluation and Search Committee, with the assistance of a third party management recruiting firm, continues its search for a chief executive officer of the Company. In addition, the Management Evaluation and Search Committee is evaluating the Company's organizational structure and need for other changes and/or additions to the management team.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

         Our common stock is traded on The Nasdaq Stock Market under the symbol "LMNX."

         The following table sets forth the range of high and low sale prices on The Nasdaq Stock Market for each quarter during 2001 and 2002.

      2001                                  HIGH       LOW
      --------------------------------     ------     ------
      First Quarter ..................     $36.19     $15.88
      Second Quarter .................     $24.00     $11.95
      Third Quarter ..................     $22.35     $13.42
      Fourth Quarter .................     $18.98     $12.49

      2002                                  HIGH       LOW
      --------------------------------     ------     ------
      First Quarter ..................     $18.35     $11.95
      Second Quarter .................     $11.51     $ 5.38
      Third Quarter ..................     $ 8.10     $ 4.26
      Fourth Quarter .................     $ 7.81     $ 3.50

HOLDERS

         As of March 24, 2003, we had 231 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

DIVIDENDS

         We have never declared or paid cash dividends on our common stock and, while this policy is subject to periodic review by our board of directors, we currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         During the fourth quarter of 2002, we issued 13,000 shares of common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for exercise prices ranging from $1.96 to $3.92 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

                                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                              2002          2001          2000          1999          1998
                                            --------      --------      --------      --------      --------

Consolidated Results of Operations Data:                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue .........................     $ 13,008      $ 20,939      $  8,570      $  3,112      $    386
Gross profit ..........................        2,683         6,323         3,230         1,940           298
Loss from operations ..................      (24,117)      (18,484)      (16,372)       (9,486)       (5,879)
Net loss ..............................      (24,934)      (15,685)      (12,474)       (9,202)       (5,596)
Accretion of discount on convertible
     preferred stock ..................     $     --      $     --      $     --      $ (3,406)     $     --
                                            --------      --------      --------      --------      --------
Net loss applicable to common
     stockholders .....................     $(24,934)     $(15,685)     $(12,474)     $(12,608)     $ (5,596)
                                            ========      ========      ========      ========      ========
Net loss before per common share, basic
     and diluted ......................     $  (0.85)     $  (0.55)     $  (0.52)     $  (0.96)     $  (0.43)
                                            ========      ========      ========      ========      ========
Shares used in computing net loss per
     share, basic and diluted .........       29,275        28,330        23,828        13,151        13,086

                                                                AT DECEMBER 31,
                                           -------------------------------------------------------
                                             2002        2001        2000        1999        1998
                                           -------     -------     -------     -------     -------
Consolidated Balance Sheet Data:                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cash and cash equivalents.............     $40,482     $34,930     $ 7,106     $ 4,083     $ 8,437
Short-term investments ...............          --      16,122      66,521       4,929          --
Working capital ......................      45,321      63,018      76,779      10,426       8,391
Total assets .........................      53,623      72,073      83,668      12,566       9,590
Total stockholders' equity............      45,571      67,255      78,688      11,195       9,190


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included below in
Item 8 and "Factors That May Affect Future Results" included above in Item 1 of this Annual Report on Form 10-K.

OVERVIEW

         2002 was a year of transition at the Company. We (i) experienced a significant decline in revenue versus the prior year, (ii) sold RBM in September 2002 to a newly-formed company headed by the then chairman, chief executive officer and co-founder of the Company, (iii) effected a significant reduction in force and other cost cutting measures to more properly align our cost structure and needs with the Company's current business and (iv) engaged a strategic consulting firm, with extensive experience in the life sciences industry, to assist management in evaluating and refining the core focus and operating plans for the Company. All of these were major events, and we believe the actions taken during 2002 will allow us to focus the Company's efforts and maximize our market potential and business strategy to be the industry standard for performing bioassays.

         The operating results for 2002 (as compared with 2001) reflect a 38% reduction in total revenue, a 58% decline in gross profit and an 8% increase in total operating expenses, inclusive of a $2.3 million restructuring charge taken in the fourth quarter of 2002. As a result, management has taken significant measures to improve operating results. In 2002, we reduced overhead costs through the reductions in force, which lowered total employment from 193 at March 31, 2002 to 117 at March 24, 2003. Management believes these and other cost reductions were prudent and necessary to stabilize the business and position the Company for future growth. We also hired a strategic consulting firm during the fourth quarter of 2002 to work with management to evaluate, refine and focus the Company's strategic plan and operations. In addition, the Management Evaluation and Search Committee, with the assistance of a nationally known management recruiting firm, continues to evaluate candidates for the Company's chief executive officer position.

         The RBM sale in September 2002 involved the divestiture of a research and development project in which Luminex xMAP technology was used to analyze a large number of proteins, metabolites and other substances in the blood. The transaction was an asset and liability transfer to a newly formed company headed by Dr. Mark Chandler, the Company's then chairman, chief executive officer and co-founder. We received both a preferred stock equity interest, containing a $4.4 million liquidation preference, and a 10% nondilutable (prior to a public offering) common stock interest in the newly formed company (Rules Based Medicine, Inc.). We also entered into a Development and Supply Agreement in which Rules Based Medicine, Inc. licensed our xMAP technology. At the time of the acquisition, we recorded an investment carrying value of $1.6 million in Rules-Based Medicine, Inc., which represented the historical basis of the cash and equipment transferred to the acquirer in the transaction. Upon evaluation at year end, we recorded an impairment write-down of the full carrying value of the equity investment received in the asset sale of $1.6 million based on current estimates of future cash flow, current market conditions and current profitability of Rules-Based Medicine, Inc.

         The business restructuring charges of $2.3 million for 2002 were comprised of (i) approximately $1.4 million in personnel related costs associated with the reductions in force and (ii) approximately $900,000 associated with the early termination of a real estate lease for expansion space no longer needed for our operations. In connection with the lease termination, we reduced our leased space in Austin, Texas from 98,000 to 75,000 square feet.

         For the years ended December 31, 2002, 2001 and 2000, we had net losses of $24.9 million, $15.7 million and $12.5 million, respectively. We anticipate that our quarterly results of operations will continue to fluctuate for the foreseeable future due to several factors, including the rate of market acceptance of current and new products, the timing of the introduction by our strategic partners of commercial products based on our technology, a lengthy and unpredictable sales cycle for our product offerings, our ability to scale up manufacturing operations and avoid component shortages, the timing of regulatory approvals, the timing of significant orders and any modifications of the Company's operating plan in response to the ongoing evaluation of the Company's business and search for a new chief executive officer. Our limited operating history makes accurate predictions of future operations difficult.

         Our ability to achieve sustained profitability will depend upon our ability to continue to enter into strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will also result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. Through December 31, 2002, we have 14 strategic partners who have released commercialized products based on the Luminex platform and are submitting royalties. These strategic partners constituted 44% of total revenues for 2002.

         We believe actions taken in the third and fourth quarter of 2002 to right size our infrastructure and reduce the cash burn rate will better allow management to further develop our technology, more effectively deliver our products and serve our customers' needs. During 2003, we anticipate, among other things: (i) hiring a new chief executive officer, (ii) refining our strategic and operating focus and (iii) improving our customer and strategic partner relationships, all while maintaining controls on our costs and operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time our product is shipped. We expect that each system's sale will generate a recurring revenue stream from the sale of consumable products. We recognized royalty revenues for the first time from some of our strategic partners during 2001. Royalty revenue is generated when a partner sells products incorporating our technology or provides testing services to third parties using our technology. Royalty revenue is recognized as it is reported to us by our partners, and payment is typically submitted concurrently with the report and is included in product revenue. We also sell to our customers extended service contracts for maintenance and support of our products. One customer accounted for 16% and 13%, respectively, of total revenue in 2002 and 2001. In 2001, another customer accounted for 16% of total revenue. No other customer accounted for more than 10% of our revenues in 2002, 2001 and 2000. In 2002, three customers together accounted for 30% of total revenue. We believe these customer relationships continue to be good; however, the loss of a significant customer, a significant reduction in product purchases or financial difficulty for a significant customer could have a material adverse effect on our business, financial condition and results of operations. We believe these customers will continue as significant customers in 2003.

         Total deferred revenue as of December 31, 2002 was $3.9 million and consisted of (i) payments received for sales to customers with rights of return that had not yet expired, (ii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments, (iii) unamortized revenue related to extended service contracts and
(iv) unamortized license fees. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.

         Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At December 31, 2002, there were two major components of the allowance for excess and obsolete inventory. First, the Company has a specific reserve for inventory components that we no longer use in the manufacture of our systems. Second, we have a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management's review of inventories on hand compared to estimated future usage and sales. The Company believes that its inventory is properly valued based on current market conditions.

         We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses historically have been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant change in the liquidity or financial position of any one of our significant customers, or a further deterioration in the economic environment, in general, could have a material adverse impact on the collectibility of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales of certain items in the Statements of Operations. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto.

                                                         YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                       2002        2001        2000
                                                       ----        ----        ----
Revenue:
    Product revenue .............................       100%         98%         95%
      Grant revenue .............................        --           2%          5%
                                                       ----        ----        ----
    Total revenue ...............................       100%        100%        100%

Cost of product revenue .........................        79%         70%         62%
                                                       ----        ----        ----

     Gross profit ...............................        21%         30%         38%

Operating expenses:
     Research and development ...................        48%         40%        104%
     Selling, general and administrative expenses       141%         79%        124%
     Business restructuring charges .............        18%         --          --
                                                       ----        ----        ----
     Total operating expenses ...................       206%        118%        228%

Loss from operations ............................      (185)%       (88)%      (191)%

Other income, net ...............................         6%         13%         45%
Impairment of asset .............................       (12)%        --          --
                                                       ----        ----        ----

Net loss ........................................      (192)%       (75)%      (146)%
                                                       ====        ====        ====

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Revenue. Revenue decreased to $13.0 million in 2002 from $20.9 million in 2001 primarily as a result of decreases in instrumentation revenue. Instrumentation revenue decreased from $15.4 million in 2001 to $6.5 million in 2002, a decrease of $8.9 million or 58%. The decrease in instrumentation revenue was primarily attributable to slower than anticipated commercial rollouts by our partners that became commercial in the last half of 2001. Because of the unanticipated slowness of the commercialization process, our partners were not required to replenish inventory as quickly resulting in reduced system sales. The following table summarizes the number of system sales for 2002 compared with 2001:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                    2002            2001
                                                   ------          -------
        Luminex 100 Systems..................        254            621
        Luminex HTS Systems..................          1              6

Consumable sales increased to $4.3 million in 2002 from $4.0 million in 2001, an increase of $300,000 or 8%. Consumable sales, exclusive of large purchases by a strategic partner during 2001 that did not recur at the same rate in 2002, increased to $3.9 million in 2002 from $3.3 million in 2001, an increase of 17% The increase in consumable sales largely was attributable to the increase in the installed base of instruments.

Service contract revenue increased during 2002 to $795,000 from $176,000 during 2001. The increase is attributable to an increased number of systems under contract in 2002 as compared to the prior year period. We began to sell extended service contracts in 2001. The increase is attributable to increased sales of royalty bearing products by our partners and an increase in the commercial base of Luminex systems as compared to the prior year. During the year ended December 31, 2002, we sold approximately 170 extended service contracts as compared with approximately 125 in 2001.

We recognized royalty revenue of $631,000 during 2002 as compared with $128,000 during 2001. Total royalty bearing sales comprised approximately $10.5 million during 2002 as compared with royalty bearing sales of approximately $2.1 million during 2001. The increase is attributable to increased sales of royalty bearing products by our partners and an increase in the commercial base of Luminex systems as compared to the prior year. For the year ended December 31, 2002 we had 14 commercial partners submit royalties as compared with eight for the year ended December 31, 2001.

Other revenue decreased to $760,000 in 2002 from $814,000 in 2001. Included in other revenue are shipping charges, training revenue and other miscellaneous sales. The decrease was primarily a result of a decrease in shipping revenue as a result of the lower number of system shipments during 2002.

Grant revenue was $0 in 2002 as compared to $492,000 in 2001. On July 1, 2001 we permanently withdrew from our grant arrangement, and no further grant revenue is anticipated.

A breakdown of total revenue for the years ended December 31, 2002 and 2001 is as follows (in thousands):

                                  YEAR ENDED DECEMBER 31,
                                  -----------------------
                                    2002          2001
                                   -------      -------
     Instrument sales .......      $ 6,525      $15,354
     Consumable sales .......        4,297        3,975
     Service contract revenue          795          176
     Royalty revenue ........          631          128
     Other revenue ..........          760          814
     Grant revenue ..........           --          492
                                   -------      -------
                                   $13,008      $20,939
                                   =======      =======

         Gross Profit. Gross profit decreased by 58% to $2.7 million in 2002 from $6.3 million in 2001. Gross margin (gross profit as a percentage of total revenue) decreased to 21% for the year ended December 31, 2002 from 30% for the year ended December 31, 2001. The decrease in gross margin was primarily attributable to: (i) an increase in raw material and component costs, (ii) overcapacity in our manufacturing facility in 2002 as a result of the lower than expected demand and (iii) an inventory obsolescence reserve taken in 2002 of approximately $600,000.

         Research and Development Expense. Research and development expenses decreased 25% to $6.2 million in 2002 from $8.3 million in 2001. During 2002, RBM research and development expenses increased to $1.8 million from $1.0 million in 2001. Exclusive of RBM, research and development expenses for 2002 were $4.4 million compared with $7.3 million in 2001. The decrease in 2002 was primarily attributable to: (i) the completion of several initiatives related to new product developments during the latter half of 2001 and (ii) the elimination of expenditures related to the grant from the National Institute of Standards and Technology at June 30, 2001. Specific components contributing to this net decrease during 2002 were reductions of direct materials and consumable supplies of $1.2 million and a reduction in research and development personnel costs of $850,000 resulting primarily from the September 2002 sale of RBM. Exclusive of non-recurring items, we currently expect research and development expenses to be in the range of $4.0 to $6.0 million for 2003.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased by $1.8 million to $18.3 million in 2002 from $16.5 million in 2001, an increase of 11%. The following table provides a breakdown of the major components of selling, general and administrative expenses for the years ended December 31, 2002 and 2001:

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                          2002         2001
                                        -------      -------
     Personnel costs .............      $ 7,416      $ 6,666
     Legal and professional fees .        2,012        2,707
     Stock compensation expense ..        2,364          861
     Corporate insurance and taxes        1,605        1,119
     Other .......................        4,893        5,174
                                        -------      -------
     Total .......................      $18,290      $16,527
                                        =======      =======

The increase was attributable to: (i) an increase in personnel costs of approximately $750,000 primarily due to an overall headcount increase over 2001,
(ii) a net increase in stock compensation expense of approximately $1.5 million and (iii) an increase in corporate insurance and taxes of approximately $500,000. In 2002, stock compensation expense included approximately $1.6 million associated with the restructuring of stock options for employees leaving the Company in connection with the sale of RBM and approximately $630,000 for options issued to non-employees performing services for the Company. The overall increase was offset by a decrease in legal and professional fees of approximately $700,000 and a decrease in other operating expenses of approximately $280,000. Other selling, general and administrative expenses include travel costs, depreciation and amortization, facilities costs, marketing costs and other miscellaneous expenditures. As a result of the actions taken during 2002 to reduce costs, we currently expect total selling, general and administrative expenses to be in the range of $12.0 to $15.0 million for 2003.

         Business Restructuring Charges. The business restructuring charges taken during the fourth quarter of 2002 totaled $2.3 million and were comprised of: (i) approximately $1.4 million in personnel related costs associated with the reduction in force and (ii) approximately $900,000 associated with the early termination of a real estate lease for expansion space no longer needed for our operations. In connection with the lease termination, we reduced our leased space in Austin, Texas from 98,000 to 75,000 square feet. Future savings, as a result of the business restructuring, are anticipated to be approximately $2.4 million per year in personnel related costs and approximately $230,000 per year through 2010 in facility related expenditures. During 2002, we incurred cash expenditures totaling approximately $364,000 and non-cash charges of approximately $136,000 related to our business restructuring. We expect to incur approximately $1,729,000 in cash expenditures and $100,000 of non-cash charges related to the business restructuring in the first quarter of 2003.

         Other Income, net. Other income decreased by $2.1 million to $735,000 in 2002 from $2.8 million in 2001. The decrease was primarily attributable to a decrease in the average investment yields in 2002 compared with 2001 and a reduction in the cash and short-term investment balances.

         Income Taxes. As of December 31, 2002, we had federal net operating loss carryforwards of approximately $87 million and federal research tax credit carryforwards of approximately $1.5 million. The federal net operating loss and credit carryforwards begin to expire in 2010, if not utilized. Utilization of the federal net operating losses and credit carryforwards will be limited by the change of ownership provisions contained in Section 382 of the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

         Revenue. Revenue increased to $20.9 million in 2001 from $8.6 million in 2000 primarily as a result of increases in instrumentation and consumable revenue. Instrumentation revenue increased from $6.8 million in 2000 to $15.4 million in 2001, an increase of $8.6 million or 126%. The increase in instrumentation revenue was attributable to increased sales of Luminex systems along with increased sales of the related peripheral components. The following table summarizes system sales for 2001 compared with 2000:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                    2001           2000
                                                    ----           ----
       Luminex 100 Systems..............             621            297
       Luminex HTS Systems..............               6              2

Consumables sales increased to $4.0 million in 2001 from $1.2 million in 2000, an increase of $2.8 million or 233%. The increase in consumable sales was attributable to the increase in the installed base of instrumentation.

We recognized royalty revenue for the first time during 2001 in the amount of approximately $128,000, as eight of our strategic partners generated royalty-bearing sales during the year.

Other revenue increased to $990,000 in 2001 from $130,000 in 2000, an increase of $860,000. Included in other revenue are shipping charges, service contract revenue, training revenue and other miscellaneous sales. The increase was primarily a result of an increase in shipping revenue of approximately $200,000, an increase in other miscellaneous sales (primarily parts sales) of approximately $380,000 and extended service contract sales of $176,000, which we began selling during 2001.

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

A breakdown of total revenue for the years ended December 31, 2001 and 2000 is as follows (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                   2001         2000
                                                 -------      -------
     Instrument sales......................      $15,354      $ 6,804
     Consumable sales .....................        3,975        1,190
     Royalty revenue ......................          128           --
     Other revenue ........................          990          130
     Grant revenue ........................          492          446
                                                 -------      -------
                                                 $20,939      $ 8,570
                                                 =======      =======

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

         Research and Development Expense. Research and development expenses decreased 8% to $8.3 million in 2001 from $9.0 million in 2000. The decrease in 2001 was primarily attributable to the completion of several initiatives during the year related to the development of new products. Also, contributing to this net decrease were reductions in consumable supplies of $1.1 million and stock compensation expenses of $500,000 related to the issuance of options to third party research and development consultants in 2000, offset by increases in research and development personnel costs of approximately $500,000.

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

         Other Income, net. Other income decreased by $1.1 million to $2.8 million in 2001 from $3.9 million in 2000. The decrease was attributable to a significant decrease in the average investment yields in 2001 compared with 2000 and a reduction in the average cash and short-term investment balances.

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

                                           QUARTER ENDED(1)
                          -----------------------------------------------------
                          MARCH 31,   JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                            2002        2002          2002           2002
                          -------     -------       -------         -------
Revenue ............      $ 2,287     $ 3,177       $ 3,582         $ 3,962
Gross profit .......          292         529           613           1,249
Loss from operations       (6,844)     (6,424)       (5,844)         (5,005)
Net loss ...........       (6,624)     (6,242)       (5,676)         (6,392)
Basic loss per share        (0.23)      (0.21)        (0.19)          (0.22)

                                             QUARTER ENDED
                          -----------------------------------------------------
                          MARCH 31,     JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                            2001          2001          2001          2001
                          -------       -------       -------       -------
Revenue ............      $ 3,864       $ 4,712       $ 6,188       $ 6,175
Gross profit .......        1,254           794         2,006         2,269
Loss from operations       (5,028)       (5,164)       (4,206)       (4,104)
Net loss ...........       (3,949)       (4,369)       (3,621)       (3,746)
Basic loss per share        (0.14)        (0.15)        (0.13)        (0.13)

----------

(1) Loss from operations, net loss and basic loss per share differ from unaudited amounts previously reported in the Company's Form 10-Qs for the quarters ended March 31, June 30 and September 30, 2002 due to recorded stock compensation expense (non-cash) for options issued to non-employees in the amount of approximately $180,000, $180,000 and $160,000 for the quarters ended March 31, June 30 and September 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, we held cash, cash equivalents and short-term investments of $40.5 million and had working capital of $45.3 million, as compared with cash, cash equivalents and short-term investments of $51.1 million and working capital of $63.0 million at December 31, 2001. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

         Cash used in operations was $9.3 million in 2002, compared with $22.6 million in 2001. The reduction in net cash used in operations, in conjunction with a $24.9 million net loss in 2002, primarily reflects a decrease in accounts receivable of $4.8 million, an increase of deferred revenue of $3.2 million, a net inventory reduction of $2.0 million, an increase in accrued liabilities of $1.1 million, depreciation and amortization expense of $1.5 million and $1.6 million for the impairment of asset charge on the carrying value of our strategic investment in Rules Based Medicine, Inc. Purchases of property and equipment in 2002 totaled $1.1 million compared with $2.4 million in 2001.

         We have non-cancellable purchase commitments with certain of our component suppliers. Should our production requirements fall below the level of our commitments, we could be required to take delivery of inventory for which we have no immediate need or incur an increased cost per unit going forward. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. Should the Company's need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials.

The following table summarizes our contractual obligations as of December 31, 2002 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

                                              2003      2004      2005      2006     2007    THEREAFTER    TOTAL
                                              ----      ----      ----      ----     ----    ----------    -----
     Non-cancellable rental obligations .    $  783    $  770    $  794    $  806   $  824     $1,980     $5,957
     Non-cancellable purchase obligations     2,999         0         0         0        0          0      2,999
                                             ------    ------    ------    ------   ------     ------     ------

     Anticipated liquidity impact as of
      December 31, 2002 .................    $3,782    $  770    $  794    $  806   $  824     $1,980     $8,956
                                             ======    ======    ======    ======   ======     ======     ======

         Our research and development expenses in 2002 were $6.2 million, of which the RBM project was approximately $1.8 million. In 2003, we currently expect research and development expenses related to the ongoing development of our xMAP technology and consumables to be approximately $4.0 to $6.0 million.

         Selling, general and administrative expenses should decrease during 2003 as a result of the restructuring efforts taken in the fourth quarter of 2002. We currently expect total selling, general and administrative expenses to be in the range of $12 to $15 million for 2003.

         In the first quarter of 2003, we settled the pending lawsuit and entered into a full, final and complete release with our prior patent counsel, without an admission of liability or wrongdoing on the part of the defendants. As consideration for the settlement and release, the Company received approximately $1.8 million, net of legal and related costs and expenses. This cash infusion will offset losses anticipated from operations during the first quarter of 2003. Additionally, we currently expect to receive approximately $1.2 million in nonrefundable license fees from strategic partners during 2003. These license fees are amortized into income over the life of the agreement.

         Our future cash requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. Additionally, any actions taken based on recommendations of the consulting firm hired in November 2002 to evaluate and refine the focus and operating plans for the Company could result in expenditures not currently contemplated in our estimates for 2003. We believe, however, that our existing cash, cash equivalents and short term-investments are sufficient to fund our current operating expenses and capital equipment requirements for 2003.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since the majority of our investments are in short-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at December 31, 2002 yields an approximate 25% variance in overall investment return. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign customers, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Auditors.........................................      29
Consolidated Balance Sheets............................................      30
Consolidated Statements of Operations..................................      31
Consolidated Statements of Cash Flows..................................      32
Consolidated Statements of Changes in Stockholders' Equity.............      33
Notes to Consolidated Financial Statements.............................      34

                         Report of Independent Auditors


The Board of Directors and Stockholders
     of Luminex Corporation


We have audited the accompanying consolidated balance sheets of Luminex Corporation ("the Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2002 and 2001, and the consolidated results of operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP


Austin, Texas
January 24, 2003 except for Note 17,
     as to which the date is March 7, 2003

                               LUMINEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                          DECEMBER 31,
                                                                                   -------------------------
                                     ASSETS                                           2002            2001
                                                                                   ---------       ---------
Current assets:
     Cash and cash equivalents ..............................................      $  40,482       $  34,930
     Short-term investments .................................................             --          16,122
     Accounts receivable, (net of allowance for doubtful accounts of
          $400,000 and $500,000 at December 31, 2002 and 2001, respectively)           2,460           7,246
     Inventories ............................................................          6,764           8,748
     Notes receivable - related parties .....................................             43              --
     Other ..................................................................            730             614
                                                                                   ---------       ---------
         Total current assets ...............................................         50,479          67,660
Property and equipment, net .................................................          2,397           3,577
Notes receivable - related parties ..........................................             75             243
Other .......................................................................            672             593
                                                                                   ---------       ---------

         Total assets .......................................................      $  53,623       $  72,073
                                                                                   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .......................................................      $   1,080       $   2,163
     Accrued liabilities ....................................................          3,107           2,000
     Deferred revenue .......................................................            971             479
                                                                                   ---------       ---------
         Total current liabilities ..........................................          5,158           4,642
Deferred revenue ............................................................          2,894             176
                                                                                   ---------       ---------
Total liabilities ...........................................................          8,052           4,818
Stockholders' equity
     Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding:
          29,459,218 in 2002; 28,788,305 in 2001 ............................             29              29
     Preferred Stock, $.001 par value, 5,000,000 shares
            authorized; none issued and outstanding .........................             --              --
     Additional paid-in capital .............................................        121,702         118,995
     Deferred stock compensation ............................................             --            (623)
     Accumulated other comprehensive income .................................            (79)              1
     Accumulated deficit ....................................................        (76,081)        (51,147)
                                                                                   ---------       ---------
         Total stockholders' equity .........................................         45,571          67,255
                                                                                   ---------       ---------

         Total liabilities and stockholders' equity .........................      $  53,623       $  72,073
                                                                                   =========       =========



See the accompanying notes.

                               LUMINEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                         2002           2001           2000
                                                                      --------       --------       --------
Revenue:
     Product ...................................................      $ 13,008       $ 20,447       $  8,124
     Grant .....................................................            --            492            446
                                                                      --------       --------       --------
          Total revenue ........................................        13,008         20,939          8,570

Cost of product revenue ........................................        10,325         14,616          5,340
                                                                      --------       --------       --------
     Gross profit ..............................................         2,683          6,323          3,230

Operating expenses:
     Research and development ..................................         6,181          8,280          8,953
     Selling, general and administrative .......................        18,290         16,527         10,649
     Business restructuring charges ............................         2,329             --             --
                                                                      --------       --------       --------
          Total operating expenses .............................        26,800         24,807         19,602
                                                                      --------       --------       --------

Loss from operations ...........................................       (24,117)       (18,484)       (16,372)
     Other income, net .........................................           735          2,799          3,898
     Impairment of investment ..................................        (1,552)            --             --
                                                                      --------       --------       --------

Net loss .......................................................      $(24,934)      $(15,685)      $(12,474)
                                                                      ========       ========       ========
Net loss per share, basic and diluted ..........................      $  (0.85)      $  (0.55)      $  (0.52)
                                                                      ========       ========       ========
Shares used in computing net loss per share, basic and diluted .        29,275         28,330         23,828




See the accompanying notes.

                               LUMINEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------------
                                                                                        2002           2001           2000
                                                                                      --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................      $(24,934)      $(15,685)      $(12,474)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization expense ....................................         1,532          1,544          1,087
      Amortization of deferred stock and stock compensation expense and
         restricted stock ......................................................         2,362            886          2,440
      Implied interest .........................................................           (20)           146             --
      Forgiveness of note receivables - related parties ........................           150             50             --
      Loss on disposal of assets ...............................................           216             18             --
      Impairment of Investment .................................................         1,552             --             --
      Other ....................................................................           (12)            --             --
      Changes in operating assets and liabilities:
        Accounts receivable ....................................................         4,786         (4,161)        (1,744)
        Inventories ............................................................         1,984         (6,340)        (1,745)
        Other ..................................................................          (159)         1,125         (1,523)
        Accounts payable .......................................................        (1,082)          (578)         2,368
        Accrued liabilities ....................................................         1,106          1,327            395
        Deferred revenue .......................................................         3,210           (911)           846
                                                                                      --------       --------       --------
Net cash used in operating activities ..........................................        (9,309)       (22,579)       (10,350)
                                                                                      --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net maturities (purchase) of short-term investments ........................        16,122         50,399        (61,592)
    Purchase of property and equipment .........................................        (1,099)        (2,362)        (2,488)
    Investment .................................................................        (1,100)            --             --
    Proceeds from sale of asset ................................................           125             --             --
    Acquired technology rights .................................................           (75)          (600)            --
    Notes receivable - related parties .........................................            --           (400)           (74)
                                                                                      --------       --------       --------
Net cash provided by (used in) investing activities ............................        13,973         47,037        (64,154)
                                                                                      --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock .....................................           968          3,365         78,769
    Stock issuance costs .......................................................            --             --         (1,242)
                                                                                      --------       --------       --------
Net cash provided by financing activities ......................................           968          3,365         77,527
                                                                                      --------       --------       --------
Effect of exchange rates on cash ...............................................           (80)             1             --
Increase in cash and cash equivalents ..........................................         5,552         27,824          3,023
Cash and cash equivalents, beginning of year ...................................        34,930          7,106          4,083
                                                                                      --------       --------       --------
Cash and cash equivalents, end of year .........................................      $ 40,482       $ 34,930       $  7,106
                                                                                      ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Compensation resulting from modification of Stock Options ......................      $  1,597       $     --       $     --
Conversion of Preferred Stock ..................................................      $     --       $     --       $ 28,946
Transfer of property and equipment to Investment ...............................      $    452       $     --       $     --


See the accompanying notes.

                               LUMINEX CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                   Preferred Stock                 Common Stock
                                                ----------------------       -----------------------       Additional
                                                Number of                    Number of                      Paid-In
                                                  Shares       Amount          Shares         Amount        Capital
                                                ---------     --------       ----------       ------        -------
Balance at December 31, 1999 ...............     841,359      $ 28,946       13,167,754      $     13      $   5,691
  Conversion of Preferred Stock to
     Common Stock ..........................    (841,359)      (28,946)       8,768,582             9         28,937
  Initial public offering, net of
     offering cost .........................          --            --        4,869,000             5         75,737
  Exercise of stock options ................          --            --          648,529             1          1,735
  Exercise of warrants .....................          --            --          117,185            --             49
  Deferred stock compensation
     related to stock options ..............          --            --               --            --          2,801
  Warrants granted .........................          --            --               --            --            135
  Restricted stock granted .................          --            --           15,000            --            566
  Amortization of restricted stock .........          --            --               --            --             --
  Amortization of deferred stock and
     stock compensation expense ............          --            --               --            --             --
  Net loss .................................          --            --               --            --             --
                                                --------      --------      -----------      --------      ---------
Balance at December 31, 2000 ...............          --            --       27,586,050            28        115,651
  Exercise of stock options ................          --            --        1,123,487             1          3,364
  Exercise of warrants .....................          --            --           78,768            --             --
  Deferred stock compensation related
     to stock options ......................          --            --               --            --            (20)
  Amortization of restricted stock .........          --            --               --            --             --
  Amortization of deferred stock
     and stock compensation expense.........          --            --               --            --             --
  Net loss .................................          --            --               --            --             --
  Foreign currency translation adjustment ..          --            --               --            --             --
                                                --------      --------      -----------      --------      ---------
Balance at December 31, 2001 ...............          --            --       28,788,305            29        118,995
  Exercise of stock options ................          --            --          376,949            --            950
  Exercise of warrants .....................          --            --          293,964            --             17
  Forfeiture of unvested stock options .....          --            --                                          (487)
  Amortization of deferred stock and
     stock compensation expense ............          --            --                                         2,227
  Amortization of restricted stock .........          --            --
  Net loss .................................          --            --
  Foreign currency translation adjustment
     (cumulative effect of at December 31,
     2002) .................................          --            --
                                                --------      --------      -----------      --------      ---------
Balance at December 31, 2002 ...............          --      $     --       29,459,218      $     29      $ 121,702
                                                ========      ========      ===========      ========      =========

                                                 Accumulated
                                                   Other          Deferred                       Total
                                                 Capitalized        Stock        Accumulated   Stockholders'
                                                   Items          Compensation      Deficit        Equity
                                                -------------    -------------   ------------   -------------
Balance at December 31, 1999 ...............             --      $  (467)       $(22,988)       $ 11,195
  Conversion of Preferred Stock to
     Common Stock ..........................             --             --              --              --
  Initial public offering, net of
     offering cost .........................             --             --              --          75,742
  Exercise of stock options ................             --             --              --           1,736
  Exercise of warrants .....................             --             --              --              49
  Deferred stock compensation
     related to stock options ..............             --         (2,801)             --              --
  Warrants granted .........................             --             --              --             135
  Restricted stock granted .................             --           (566)             --              --
  Amortization of restricted stock .........             --             78              --              78
  Amortization of deferred stock and
     stock compensation expense ............             --          2,227              --           2,227
  Net loss .................................             --             --         (12,474)        (12,474)
                                                   ---------       -------        --------        --------
Balance at December 31, 2000 ..........                  --         (1,529)        (35,462)         78,688
  Exercise of stock options ................             --             --              --           3,365
  Exercise of warrants .....................             --             --              --              --
  Deferred stock compensation related
     to stock options ......................             --             20              --              --
  Amortization of restricted stock .........             --            425              --             425
  Amortization of deferred stock
     and stock compensation expense.........             --
  Net loss .................................             --             --             461
  Foreign currency translation adjustment ..             --             --         (15,685)        (15,685)
                                                          1             --              --               1
Balance at December 31, 2001 ...............      ---------        -------        --------        --------
  Exercise of stock options ................              1           (623)        (51,147)         67,255
  Exercise of warrants .....................             --                                            950
  Forfeiture of unvested stock options .....             --                                             17
  Amortization of deferred stock and                     --            487                              --
     stock compensation expense ............
  Amortization of restricted stock .........             --             73                           2,300
  Net loss .................................             --             63                              63
  Foreign currency translation adjustment                --                        (24,934)        (24,934)
     (cumulative effect of at December 31,
     2002) .................................             --
                                                        (80)            --              --             (80)
Balance at December 31, 2002 ...............       ---------       -------        --------        --------
                                                        (79)       $    --        $(76,081)       $ 45,571
                                                   =========       =======        ========        ========

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

SHORT-TERM INVESTMENTS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short-term investments are classified as held-to-maturity since the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. The cost of these investments, adjusted for amortization, approximates fair value. Such amortization is included in interest income. Interest on securities classified as held-to-maturity is also included in other income.

         The Company had no short-term investments as of December 31, 2002.

CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of short-term investments and trade receivables. The Company's short-term investments consist of investments in high credit quality financial institutions and corporate issuers.

         The Company provides credit, in the normal course of business, to a number of its customers geographically dispersed primarily throughout the U.S. The Company attempts to limit its credit risk by performing ongoing credit evaluations of its customers and maintaining adequate allowances for potential credit losses and does not require collateral.

         One customer accounted for 16%, 13% and 13% of the Company's total revenues in 2002, 2001 and 2000, respectively. An additional customer accounted for 16% of the Company's total revenues in 2001. No other customer accounted for more than 10% of total revenues in 2002, 2001 or 2000.

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

SOFTWARE COSTS

         The Company capitalizes eligible software development costs incurred subsequent to completion of the preliminary project stage, pursuant to the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." After all substantial testing and deployment is completed and software is ready for its intended use, development costs are amortized over the shorter of the expected useful life of the software or five years. The impact of adoption on the consolidated financial statements of the Company was not material. Prior to adoption of SOP No. 98-1, the Company expensed these costs as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

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

         In accordance with the terms of a federal grant in which the Company participated, grant revenue was recognized as research expenses relating to the grant were incurred, provided that the amounts received were not refundable if the research was not successful. On July 1, 2001, we permanently withdrew from our grant arrangement and no further grant revenue is anticipated.

         Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

         We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant change in the liquidity or financial position of any one of our customers, or a further deterioration in the economic environment, in general, could have a material adverse impact on the collectibility of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

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

NET LOSS PER SHARE

         SFAS No. 128, "Earnings Per Share" prescribes standards for computing net income (loss) per share. Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect.

STOCK-BASED COMPENSATION

         SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

         SFAS No. 123 allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at December 31:

                                        2002          2001          2000
                                      --------      --------      --------
Dividend yield ..................         0.0%          0.0%          0.0%
Expected volatility .............         1.0%          0.9%          0.6%
Risk-free rate of return ........         5.0%          5.0%          5.0%
Expected life ...................       10 yrs       10 yrs.        5 yrs.
Weighted Average Fair
   Value at Grant Date ..........     $   4.11      $  16.44      $  19.52
                                      ========      ========      ========

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

                                                             YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                        2002          2001          2000
                                                      --------      --------      --------

Net loss, as reported ..........................      $(24,934)     $(15,685)      $(12,474)
Add:  Stock-based employee compensation expense
    included in reported net loss ..............      $  1,732      $    886       $  2,440

Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards ......................      $ (9,473)     $(12,226)      $ (5,604)

Pro Forma net loss ...........................        $(32,675)     $(27,025)      $(15,638)

Earnings per share:
    Based and Diluted - as reported ............      $  (0.85)     $  (0.55)      $  (0.52)
    Based and Dilutes - pro forma ..............      $  (1.12)     $  (0.95)      $  (0.66)

SEGMENT REPORTING

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires the use of a management approach in identifying the business segments of an enterprise. Management has determined that the Company operates in one business segment.

RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

                                                   2002         2001
                                                 -------      -------
      Accounts receivable ..................     $ 2,860      $ 7,746
      Less:  allowance for doubtful accounts        (400)        (500)
                                                 -------      -------
                                                 $ 2,460      $ 7,246
                                                 =======      =======

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

      Balance at December 31, 1999 ...................     $  64
               Additions charged to costs and expenses        94
               Write-offs of uncollectible accounts ..       (88)
                                                           -----

      Balance at December 31, 2000 ...................        70
               Additions charged to costs and expenses       616
               Write-offs of uncollectible accounts ..      (186)
                                                           -----

      Balance at December 31, 2001 ...................       500
               Additions charged to costs and expenses       218
               Write-offs of uncollectible accounts ..      (334)
               Recoveries of uncollectible accounts ..        16
                                                           -----

      Balance at December 31, 2002 ...................     $ 400
                                                           =====

NOTE 3 - INVENTORIES

         Inventories consisted of the following at December 31 (in thousands):

                                                     2002         2001
                                                  -------      -------
      Parts and supplies ....................     $ 6,995      $ 7,225
      Work-in-progress ......................         304          735
      Finished goods ........................         965        1,288
                                                  -------      -------
                                                    8,264        9,248
      Less:  Allowance for obsolete inventory      (1,500)        (500)
                                                  -------      -------
                                                  $ 6,764      $ 8,748
                                                  =======      =======

         The Company has non-cancellable purchase commitments with certain of its component suppliers in the amount of approximately $3.0 million for 2003. Should production requirements fall below the level of the Company's commitments, the Company could be required to take delivery of inventory for which it has no immediate need or postpone delivery of inventory and incur an increased per unit cost going forward.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31 (in thousands):

                                                             2002         2001
                                                           -------      -------
      Laboratory equipment ...........................     $ 2,676      $ 2,690
      Leasehold improvements .........................         875          850
      Computer equipment .............................         990          968
      Purchased software and intangibles .............       1,523        1,499
      Furniture and fixtures .........................         325          348
      Construction in progress .......................          --           44
                                                           -------      -------
                                                             6,389        6,399
      Less:  Accumulated amortization and depreciation      (3,992)      (2,822)
                                                           -------      -------
                                                           $ 2,397      $ 3,577
                                                           =======      =======

NOTE 5 - NOTES RECEIVABLE - RELATED PARTIES

         Notes Receivable - Related Parties consisted of the following at December 31 (in thousands):

                                                       2002           2001
                                                      -----          -----
      Notes Receivable - Related Parties ........     $ 243          $ 389
      Imputed Interest Discount on Notes
         Receivable - Related Party .............      (125)          (146)
                                                      -----          -----
                                                        118            243
      Less:  current portion ....................       (43)            --
                                                      -----          -----
                                                      $  75          $ 243
                                                      =====          =====

         Notes Receivable - Related Parties at December 31, 2002 consisted of notes from two officers of the Company.

         During 2001, in connection with the relocation and employment of a former officer, the Company received a promissory note in the amount of $400,000, secured by mortgaged real property. On each of October 2, 2001 and 2002, according to the terms of the note, $50,000 of principal was forgiven. Effective January 1, 2003, the officer left the employment of the Company and consistent with the terms of the promissory note, an additional $100,000 was forgiven on that date. The additional $100,000 charge was taken as part of the fourth quarter 2002 business restructuring charge discussed in Note 7 below and is reflected in the carrying value of the note at December 31, 2002. The promissory note is non-interest bearing and is due on or before May 9, 2011.

         During 2000, in connection with the relocation and employment of an officer, the Company received a promissory note in the amount of $38,500. The note is interest bearing and was due on or before February 25, 2003. Subsequent to December 31, 2002, the note plus accrued interest was repaid in its entirety by the officer.

         Implied Interest Discount on Notes Receivable - Related Party is the discount derived from imputing an interest rate of 10% on the outstanding balance during the life of the note. This discount is amortized over the life of the note and recognized as interest income. The current balance is the unamortized portion remaining.

NOTE 6 - OTHER ASSETS

         Other assets consisted of the following at December 31, (in thousands):

                                                    2002       2001
                                                   -----      -----
      Purchased Technology Rights (net) ....       $ 615      $ 587
      Other ................................         112          6
                                                   -----      -----
                                                     727        593
      Less:  current portion ...............       $ (55)     $  --
                                                   -----      -----
                                                   $ 672      $ 593
                                                   =====      =====

         In March 2001, the Company entered into an agreement that provides the Company with a license to commercialize products incorporating certain patented technology. Under the terms of the agreement, the Company made $600,000 in milestone payments through December 31, 2002 and has agreed to make additional payments of $400,000 in the aggregate upon the achievement of additional milestones. In addition, the Company will make royalty payments based on sales of the developed products incorporating the licensed technology. The costs of the technology rights acquired were capitalized and are being amortized on a straight-line basis over their estimated useful life of approximately four years. For the years ended December 31, 2002 and 2001, the Company recognized amortization expense related to the amortization of these acquired technology rights of approximately $40,000 and $13,000, respectively.

NOTE 7 - BUSINESS RESTRUCTURING COSTS

         In November 2002, the Company's management approved a business restructuring plan to reduce headcount and infrastructure. The Company recorded approximately $2.3 million in business restructuring charges. Components of business restructuring charges and the remaining accruals as of December 31, 2002 were as follows (in thousands):

                                                            CASH AND              BALANCE AT
                                   INITIAL CHARGE       NON-CASH ACTIVITY     DECEMBER 31, 2002
                                   --------------       -----------------     -----------------
     Employee separation costs          $1,401               $ (364)              $1,037
     Facility restructuring costs          928                 (136)                 792
                                        ------               ------               ------
                                        $2,329               $ (500)              $1,829
                                        ======               ======               ======

         Employee separation costs, which include severance, related payroll taxes, outplacement and other benefits, owed to approximately 35 terminated employees, totaled approximately $1.4 million during 2002, of which approximately $364,000 has been paid. Employee groups impacted by the restructuring include personnel in positions throughout the sales, marketing, research and development and general and administrative functions. Remaining cash expenditures resulting from the restructuring are estimated to be $1.7 million during 2003 and consist of approximately $937,000 in remaining severance to employees and approximately $792,000 related to facility restructuring costs. There can be no assurance that the estimated costs of the Company's restructuring efforts will not change. During 2002, we incurred cash expenditures totaling approximately $364,000 and non-cash charges of approximately $136,000 related to our business restructuring. We expect to incur all of the remaining cash expenditures related to the business restructuring in the first quarter of 2003.

NOTE 8 - IMPAIRMENT OF INVESTMENT

         On September 5, 2002, the Company transferred assets related to the Company's Rules-Based Medicine research and development project ("RBM"), consisting of cash, property and equipment with a fair market value of approximately $1.6 million, to Rules Based Medicine, Inc., a newly formed company headed by the Company's former chairman, chief executive officer and co-founder. The Company periodically analyzed its strategic investment for impairment considered other than temporary. In performing its analysis on this strategic investment, the Company first evaluated whether general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to the investment's industry or the individual entity, indicated that a decline in value that is other than temporary had occurred. Then, the Company considered specific factors, including the financial condition and near-term prospects of the investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2002, based upon current estimates of future cash flow, current market conditions and current profitability, the Company made the decision to permanently impair the strategic investment. As a result of this decision, the Company recognized $1.6 million in impairment charges for the year ended December 31, 2002, and such amount is recorded as "Impairment of investment" in the Consolidated Statements of Operations.

NOTE 9 - INCOME TAXES

         As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $86.1 million and research and development credit carryforwards of approximately $1.4 million that will begin to expire in 2010 if not utilized prior to that time.

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows (in thousands):

                                                              2002          2001
                                                           --------      --------
      Deferred tax assets:
           Deferred revenue ..........................     $  1,225      $    175
           Depreciable assets ........................          271           453
           Accrued expenses and other ................        1,353         1,000
           Net operating loss and credit carryforwards       33,275        24,680
           Write-down of investment ..................          574            --
           Stock compensation ........................        1,128           681
                                                           --------      --------
      Total deferred tax assets ......................       37,826        25,989
           Valuation allowance for deferred tax assets      (37,621)      (26,880)
                                                           --------      --------
      Net deferred taxes .............................          205           109
      Deferred tax liabilities:
           Prepaid expenses ..........................         (205)         (109)
                                                           --------      --------
      Total deferred tax liabilities .................         (205)         (109)
                                                           --------      --------
      Net deferred taxes .............................     $     --      $     --
                                                           --------      --------

         The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $10.8 million during 2002. $8.7 million of this increase was due to operating losses not benefited and $2.1 million was due to stock option deductions. Approximately $10.1 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

         The Company's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                2002        2001         2000
                                                ----        ----         ----
    Statutory tax rate ...................     (34.0)%     (34.0)%      (34.0)%
    State taxes, net of federal benefit ..      (3.0)       (3.0)        (2.9)
    Nondeductible expenses................       0.2         0.3          0.7
    Research credit generated.............      (0.5)       (3.4)        (2.3)
    Other.................................       -            .3         (0.4)
    Operating losses not benefited........      37.3        39.8         38.1
                                               -----       -----        -----
                                                  --%         --%          --%
                                               =====       =====        =====

NOTE 10 - NET LOSS PER SHARE

         The Company has excluded all outstanding stock options, outstanding warrants to purchase stock and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 1,966,671, 3,967,020 and 5,428,763, for the years ended December 31, 2002, 2001 and 2000, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share.

NOTE 11 - STOCKHOLDERS' EQUITY

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

         On April 27, 2000, the underwriters of the initial public offering exercised a portion of their over-allotment option and purchased an additional 369,000 shares of the common stock, generating additional proceeds to the Company of approximately $5.8 million, net of underwriting discounts and commissions.

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

         The Company had previously issued Series A, Series B, Series C, Series D and Series E Convertible Preferred Stock. Effective March 30, 2000, in connection with the Company's initial public offering, all outstanding classes of convertible preferred stock were converted to common stock. At December 31, 2002 and 2001, there was no preferred stock issued and outstanding.

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

WARRANTS

         At December 31, 2002, the Company had outstanding a warrant to purchase 13,000 shares of common stock at a price of $12.00 per share. In 2000, the Company granted this warrant to a collaborative partner. The Company recorded, in selling, general and administrative expense, stock compensation in the amount of $135,000 in connection with the issuance of this warrant. At December 31, 2001, the Company had outstanding warrants to purchase 351,090 shares of common stock at prices ranging from $1.96 to $12.00 per share.

NOTE 12 - EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

         Under the Company's 1996 Stock Option Plan (the "1996 Plan"), the 2000 Long-Term Incentive Plan (the "2000 Plan") and the 2001 Broad-Based Stock Option Plan (the "2001 Plan"), certain employees, non-employees and non-employee directors have been granted options to purchase shares of common stock. The stock options generally vest in installments over a multi-year period and expire either five or ten years after the date of grant. Since approval of the 2000 Plan in February 2000, no further option shares are authorized for issuance under the 1996 Plan. At December 31, 2002, there were options for approximately
1.3 million shares of common stock outstanding under the 1996 Plan.

         The 2000 Plan allows the Company to grant a variety of incentive awards to key employees, directors and consultants of the Company. A maximum of 3.6 million shares of common stock were authorized for issuance under the 2000 Plan and can be awarded in the form of non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. A total of approximately 1.7 million shares are authorized and available for future issuance as of December 31, 2002. At December 31, 2002, there were options for approximately 1.8 million shares of common stock outstanding under the 2000 Plan.

         The 2001 Plan allows the Company to grant non-qualified stock options to employees and consultants of the Company. Directors and officers of the Company are not eligible to participate in the 2001 Plan or to receive grants thereunder. A maximum number of shares of common stock equal to five percent (5%) of the maximum number of fully diluted common shares outstanding from time to time, subject to adjustment, are authorized for issuance under the 2001 Plan. As of December 31, 2002, the maximum number of shares authorized for issuance under the 2001 Plan was approximately 1.8 million. A total of approximately 1.0 million shares are authorized and available for future issuance as of December 31, 2002. At December 31, 2002, there were options for approximately 778,000 shares of common stock outstanding under the 2001 Plan.

         The 1996 Plan, the 2000 Plan and 2001 Plan are administered by the Compensation Committee of the Board of Directors which has the authority to determine the terms and conditions under which options will be granted, including the number of shares, option price, vesting schedule and term. Under certain circumstances, the Company may repurchase previously granted options or shares issued upon the exercise of a previously granted option.

         During the years ended December 31, 2002, 2001 and 2000, the Company recorded deferred stock compensation expense of $2.4 million, $886,000 and $2.4 million in connection with certain stock options and restricted stock granted. The amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the common stock at the time of such grants amortized over the vesting period of the grant or, for restricted stock, the market value of the shares at the time of issuance amortized over the vesting period. During 2000, the Company granted options to purchase 255,000 shares of common stock with an exercise price of $11.76 per share and fair value of $17.00 per share. During 2002, the Company subsequently recaptured approximately $488,000 of unrecognized deferred stock compensation related to this issuance upon the departure as an employee of the option holder. During 2002, the Company recorded approximately $630,000 of stock compensation expense related to option issuances during the year to certain non-employees performing services for the Company. At September 5, 2002, the Company recognized stock compensation expense of approximately $1.6 million in connection with the modification of the terms of stock options. In connection with the RBM transaction, the Company agreed to extend the exercise period of fully vested options held by former employees who resigned from the Company to join RBM for the lesser of two years or the stated expiration date of such options. All deferred compensation amounts are being amortized over the vesting periods of the applicable options resulting in amortization of $135,000, $481,000 and $1.7 million in 2002, 2001 and 2000, respectively. There was no unamortized deferred stock compensation at December 31, 2002.

         A summary of the changes in stock options and warrants is as follows:

                                                              RANGE OF EXERCISE    WEIGHTED AVERAGE
                                               SHARES               PRICES          EXERCISE PRICE
                                              ---------       -----------------    ----------------

Options outstanding, December 31, 1999        3,437,359        $ 0.49 - $ 5.88          $ 3.06
     Granted.............................     1,718,000        $ 5.88 - $44.61          $ 9.88
     Exercised...........................      (648,529)       $ 0.49 - $18.63          $ 2.67
     Surrendered.........................       (64,184)       $ 1.96 - $17.00          $ 5.86
                                             ----------        ---------------          ------
Options outstanding, December 31, 2000        4,442,646        $ 0.49 - $44.61          $ 9.71
     Granted.............................     1,064,097        $12.81 - $30.82          $18.24
     Exercised...........................    (1,123,487)       $ 0.49 - $44.61          $ 2.99
     Surrendered.........................       (80,480)       $ 5.88 - $28.00          $16.73
                                             ----------        ---------------          ------
Options outstanding, December 31, 2001        4,302,776        $ 0.49 - $44.61          $13.48
     Granted.............................     1,029,500        $ 4.11 - $18.00          $ 7.61
     Exercised...........................      (376,949)       $ 0.49 - $13.05          $ 2.51
     Surrendered.........................    (1,109,661)       $ 5.88 - $44.61          $16.96
                                             ----------        ---------------          ------

Options outstanding, December 31, 2002        3,845,666        $ 1.96 - $41.75          $11.97
                                             ==========        ===============          ======

         The following table summarizes outstanding and exercisable options and warrants at December 31, 2002:

                                     OPTIONS AND WARRANTS OUTSTANDING         OPTIONS AND WARRANTS EXERCISABLE
                                   ------------------------------------    --------------------------------------
                                   WEIGHTED AVERAGE
                      NUMBER          REMAINING        WEIGHTED AVERAGE    NUMBER EXERCISABLE    WEIGHTED AVERAGE
  EXERCISE PRICE   OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE         AND VESTED         EXERCISE PRICE
  --------------   -----------     ----------------     --------------     ------------------    ----------------
  $1.96 - $3.92      1,152,500        1.21 years            $ 3.74             1,152,500              $ 3.74
  $4.11 - $6.50        186,252        4.97 years            $ 5.83               186,242              $ 5.83
  $6.51 - $8.00        737,175        9.41 years            $ 6.59               279,061              $ 6.68
 $12.56 - $17.94     1,025,027        7.20 years            $15.99               726,873              $16.15
 $18.00 - $41.75       744,722        7.00 years            $26.05               588,213              $25.84
                     ---------        ----------            ------             ---------              ------
                     3,845,666        5.68 years            $11.97             2,932,889              $11.66
                     =========        ==========            ======             =========              ======

Total exercisable options as of December 31, 2002, 2001 and 2000 were 2,932,889, 2,270,727 and 1,935,402, respectively.

RESERVED SHARES OF COMMON STOCK

         At December 31, 2002 and 2001, the Company had reserved 3,845,666 and 4,653,866 shares of common stock, respectively, for the conversion of the following:

                                                                     DECEMBER 31,
                                                              -------------------------
                                                                2002             2001
                                                              ---------       ---------
         Warrants....................................            13,000         351,090
         Options.....................................         3,832,666       4,302,776
                                                              ---------       ---------
                                                              3,845,666       4,653,866
                                                              =========       =========

EMPLOYEE SAVINGS PLANS

         Beginning in 1998, the Company utilized a Savings Incentive Match Plan for Employees ("SIMPLE") under Section 408(p) of the Internal Revenue Code. Each employee of the Company was eligible to contribute up to $6,000 annually. The Company matched such contributions on a dollar-for-dollar basis up to the lesser of 3% of the employee's gross salary compensation or $6,000. All employee and employer contributions were immediately vested. The Company's contributions totaled approximately $0, $0 and $128,000 in 2002, 2001 and 2000, respectively.

         Effective January 1, 2001, the Company ceased its SIMPLE plan and began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2002 and 2001, each employee could contribute a percentage of compensation up to a maximum of $11,000 and $10,500 per year, respectively, with the Company matching 50% of each employee's contributions. The Company's contributions for 2002 and 2001 were $292,000 and $294,000, respectively.

RESTRICTED STOCK AWARDS

         Restricted stock awards may be granted at the discretion of the Board of Directors under the 2000 Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the employee's agreement. During the year ended December 31, 2000, the Company awarded 15,000 shares of restricted common stock, which had a fair value at the date of grant of $566,250. Compensation under this restricted stock award is charged to expense over the restriction period and amounted to $63,000, $425,000 and $79,000 in 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company had no deferred stock compensation relating to this or any other restricted stock award.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASE ARRANGEMENTS

         The Company has operating leases related primarily to its office facilities. Rental expense for these operating leases for the years 2002, 2001 and 2000 totaled approximately $813,000, $736,000 and $548,000, respectively.

         Minimum annual rental commitments as of December 31, 2002 under non-cancellable leases (after taking into account the effects of the restructuring charges taken in the fourth quarter of 2002) for each of the next five years and in the aggregate were as follows:

                    2003 .........................   $  783
                    2004 .........................      770
                    2005 .........................      794
                    2006 .........................      806
                    2007 .........................      824
                    Thereafter ...................    1,980
                                                     ------
                         Total ...................   $5,957
                                                     ======

NON-CANCELLABLE PURCHASE COMMITMENTS

         As of December 31, 2002 the Company had approximately $3.0 million in purchase commitments with several of its inventory suppliers. These commitments require delivery of minimum amounts of components throughout 2003. None of the Company's current commitments extend past 2003.

NOTE 14 - RELATED PARTY TRANSACTIONS

         On June 1, 1999, the Company entered into a consulting agreement with a director of Luminex for consulting services. In consideration for those services, the Company paid the director $5,833 per month. On November 1, 1999, the Company amended that agreement to increase the amount of consulting services provided to the Company and the consulting fee to $11,666 per month. In addition, the Company issued stock options for the purchase of 51,000 shares of the Company's common stock to this director. The Company recorded compensation expense related to these options of approximately $1.0 million in 2000. The consulting agreement terminated on October 31, 2000.

         During 2001, in connection with the relocation and employment of a former officer, the Company received a promissory note in the amount of $400,000, secured by mortgaged real property. On each of October 2, 2001 and 2002, according to the terms of the note, $50,000 of principal was forgiven. Effective January 1, 2003, the officer left the employment of the Company and consistent with the terms of the promissory note, an additional $100,000 was forgiven on that date. The additional $100,000 charge was taken as part of the fourth quarter 2002 business restructuring charge and is reflected in the carrying value of the note at December 31, 2002. The promissory note is non-interest bearing and is due on or before May 9, 2011.

         During 2000, in connection with the relocation and employment of an officer, the Company received a promissory note in the amount of $38,500. The note is interest bearing and was due on or before February 25, 2003. Subsequent to December 31, 2002, the note plus accrued interest was repaid in its entirety by the officer.

NOTE 15 - JOINT VENTURE RESEARCH ARRANGEMENT

         The Company, along with a joint venture partner, was granted a special assistance award in October 1998, by the National Institute of Standards and Technology to conduct liquid array technology development. The government grant was reinstated July 1, 2000 with a new joint venture partner after being temporarily suspended in September 1999 when the prior joint venture partner withdrew due to a change in its business strategy. Effective July 1, 2001, the Company permanently withdrew from the arrangement, and no future grant revenue is expected. The Company incurred expenses related to liquid array development activities totaling $0, $591,000 and $559,000 and recognized grant revenues of $0, $492,000 and $466,000 during 2002, 2001 and 2000, respectively.

NOTE 16 - GEOGRAPHIC INFORMATION

         We operate in one business segment, biological testing in the life sciences industry. The table below provides information regarding product revenues from our sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

                                  2002      2001      2000
                                 -------   -------   -------
          Domestic ...........   $10,313   $18,142   $ 5,966
          Foreign:
               Europe ........     2,383     1,590     1,392
               Asia ..........        30        75       361
               Other .........       282       640       405
                                 -------   -------   -------
                                 $13,008   $20,447   $ 8,124
                                 =======   =======   =======

NOTE 17 - SUBSEQUENT EVENT - SETTLEMENT OF LITIGATION

         As a result of a procedural omission, the Company is unable to pursue a patent in Japan, which corresponds to some of the Company's issued U.S. patents related to the Company's method of "real time" detection and quantification of multiple analytes from a single sample. On January 31, 2000, the Company filed a lawsuit in Travis County, Texas state district court alleging negligence and breach of contract on the part of the Company's prior patent counsel in this matter. On March 7, 2003, the parties executed a full, final and complete release regarding such action, without an admission of liability or wrongdoing on the part of the defendants. As consideration in connection with the settlement and release, the Company received approximately $1.8 million, net of legal and related costs and expenses.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our annual meeting of stockholders to be held on or about May 22, 2003 (the "Proxy Statement"). Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2002.

         Certain information with respect to our executive officers is set forth under the caption "Executive Officers and Related Information" in Item 4 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference to the sections entitled "Executive Compensation and Related Information" contained in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth, as of December 31, 2002, certain information with respect to shares of the Company's common stock authorized for issuance under the Company's equity compensation plans.

                                                                                          NUMBER OF SECURITIES REMAINING
                                     NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                                     BE ISSUED UPON EXERCISE      EXERCISE PRICE OF      UNDER EQUITY COMPENSATION PLANS
                                     OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED
        PLAN CATEGORY                  WARRANTS AND RIGHTS      WARRANTS AND RIGHTS                IN COLUMN (A))
        -------------                -----------------------    -------------------      ------------------------------
                                               (A)                       (B)                           (C)
Equity compensation plans
   approved by security
   holders ...................             3,067,771                    $12.40                    1,723,511

Equity compensation plans
   not  approved  by  security
   holders (1) ...............               777,895                    $10.30                    1,017,987
                                           ---------                    ------                    ---------

          Total ..............             3,845,666                    $11.97                    2,741,498
                                           =========                    ======                    =========

(1) The number of shares of the Company's common stock authorized for issuance under the 2001 Plan, is determined by calculating 5% of the maximum number of all issued and outstanding shares of the common stock plus all shares of the common stock which may be directly issuable upon the exercise, exchange or conversion of any outstanding rights, warrants, options or other derivative securities convertible into shares of common stock.

2001 BROAD-BASED STOCK OPTION PLAN

         In February 2001, our Board of Directors approved the 2001 Plan, a non-stockholder approved plan, for grants of stock options to employees who are not directors or officers of the Company. Options may be granted to such employees at not less than 100% of the fair market value of the common stock on the date of grant. The options become exercisable in whole or in such installments as determined by the Board of Directors and generally expire 10 years after the grant date. For addition information regarding the Company's 2001 Plan, see Note 12 of Notes to Consolidated Financial Statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships is incorporated by reference to the section entitled "Certain Relationships and Related Party Transactions" contained in our Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the date of this Annual Report on Form 10-K (the "Evaluation Date"), our Interim Chief Executive Officer and Acting Chief Financial Officer have reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, these officers concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed in this Annual Report on Form 10-K regarding the Company and its consolidated subsidiaries has been made known to them by others within Company.

         Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

         (1)      Financial Statements:

                  The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

         (2)      Financial Statement Schedules:

                  All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

         (3)      Exhibits:

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
2.1      Asset Purchase Agreement, effective as of September 5, 2002, by and among Rules-Based Medicine, Inc., Luminex Corporation and RBM
         Acquisition, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the
         schedules to this agreement are omitted, but will be provided supplementally to the Commission upon request) (Previously filed as an
         Exhibit to the Company's Current Report on Form 8-K dated September 5,
         2002).

3.1 Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company's Registration Statement on Form S-1
         (File No. 333-96317), filed February 7, 2000, as amended).

3.2 Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No.
         333-96317), filed February 7, 2000, as amended).

4.1 Rights Agreement dated as of Jun 21, 2001 between Luminex Corporation and Mellon Investor Services, LLC, as Rights Agent which includes as
         Exhibit A the form of Certificate of Designations of Series A Junior
         Participating Preferred Stock setting forth the terms of the Series A
         Junior Participating Preferred Stock, as Exhibit B the form of Rights
         Certificate and as Exhibit C the Summary of Rights (Previously filed as Exhibit 4 to the Company's Current Report on Form 8-K dated June
         20, 2001).

10.1# 1996 Stock Option Plan of the Company, as amended (Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File
         No. 333-96317), filed February 7, 2000, as amended).

10.2#    Form of Stock Option Agreement for the 1996 Stock Option Plan
         (Previously filed as an Exhibit to the Company's Registration
         Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.3#    Form of Incentive Stock Option Agreement for the 1996 Stock Option
         Plan (Previously filed as an Exhibit to the Company's Registration
         Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.4# 2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.5#    Form of Stock Option Award Agreement for the 2000 Long-Term Incentive
         Plan (Previously filed as an Exhibit to the Company's Registration
         Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.6# 2001 Broad-Based Stock Option Plan of the Company (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.7#    Form of Option Grant Certificate for the 2001 Broad-Based Stock Option
         Plan (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.8+ Development and Supply Agreement dated as of March 19, 1999 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-1
         (File No. 333-96317), filed February 7, 2000, as amended)

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
10.9+    Amendment to Development and Supply Agreement dated as of January 13,
         2000 by and between the Company and Bio-Rad Laboratories, Inc.
         (Previously filed as an Exhibit to the Company's Registration
         Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended)

10.10    Second Amendment to Development and Supply Agreement dated as of June
         12, 2000 by and between the Company and Bio-Rad Laboratories, Inc.
         (Previously filed as an Exhibit to the Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 2000).

10.11+   Distribution, Development and Supply Agreement dated as of August 6,
         2001 by and between the Company and Miraibio, Inc (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.12+   Agreement for Electronic Manufacturing Services dated as of January 1,
         2000 by and between the Company and Sanmina Corporation (Previously filed as an Exhibit to the Company's Registration Statement on Form
         S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.13# Form of Amended and Restated Employment Agreement between the Company and each of Randel S. Marfin, James W. Jacobson, Ph.D. and Oliver H.
         Meek (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.14# Management Services Agreement, effective as of August 12, 2002, by and between Luminex Corporation and Thomas W. Erickson (Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated September
         5, 2002).

10.15    First Amendment to Management Services Agreement by and between
         Luminex Corporation and Thomas W. Erickson, dated March 1, 2003.

10.16# Consultant Agreement, effective as of September 5, 2002, by and between Mark B. Chandler, Ph.D. and Luminex Corporation (Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated
         September 5, 2002).

10.17#   Form of Indemnification Agreement dated May 22, 2002 between the
         Company and each of the directors and officers of the Company
         (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.18    Lease Agreement between Aetna Life Insurance Company, as Landlord, and
         Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2001).

10.19    First Amendment to Lease Agreement between Aetna Life Insurance
         Company, as Landlord, and Luminex Corporation as Tenant, dated July
         25, 2002. (Previously filed as an Exhibit to the Company's Quarterly
         Report on Form 10-Q for the period ended June 30, 2002)

10.20    Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and
         Luminex Corporation, as Tenant, dated January 27, 2003

10.21 Sublease Agreement dated as of May 2, 2002 by and between the Company and American Innovations, Ltd., for facilities situated at 12112
         Technology Boulevard, Austin, Texas 78727 (Previously filed as an
         Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

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

-----------------

#        Management contract or compensatory plan or arrangement

+ Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act and Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

(c)      See Exhibits listed under Item 14(a)(3).

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

                                         LUMINEX CORPORATION


                                         By:  /s/  Thomas W. Erickson
                                         ---------------------------------------
                                         Thomas W. Erickson
                                         Interim President and Chief
                                         Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Thomas W. Erickson and Harriss T. Currie, each his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                          TITLE                                       DATE
----------                                          -----                                       ----
/s/ Thomas W. Erickson                              Interim President and                       March 28, 2003
--------------------------------------------        Chief Executive Officer
Thomas W. Erickson                                  (Principal Executive Officer)

/s/ Harriss T. Currie                               Acting Chief Financial Officer and          March 28, 2003
--------------------------------------------        Controller (Principal Financial
Harriss T. Currie                                   and Accounting Officer)

/s/ C. Thomas Caskey, M.D.                          Director                                    March 28, 2003
--------------------------------------------
C. Thomas Caskey, M.D.

/s/ Robert J. Cresci                                Director                                    March 28, 2003
--------------------------------------------
Robert J. Cresci

/s/ Fred C. Goad, Jr.                               Director                                    March 28, 2003
--------------------------------------------
Fred C. Goad, Jr.

/s/ Laurence E. Hirsch                              Director                                    March 28, 2003
--------------------------------------------
Laurence E. Hirsch

/s/ Jim D. Kever                                    Director                                    March 28, 2003
--------------------------------------------
Jim D. Kever

/s/ John E. Koerner, III                            Director                                    March 28, 2003
--------------------------------------------
John E. Koerner, III

/s/ G. Walter Loewenbaum II                         Chairman of the Board of Directors          March 28, 2003
--------------------------------------------        and Director
G. Walter Loewenbaum II

/s/ William L. Roper, M.D.                          Director                                    March 28, 2003
--------------------------------------------
William L. Roper, M.D.

                                  CERTIFICATION


I, Thomas W. Erickson, certify that:

         1. I have reviewed this annual report on Form 10-K of Luminex Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                         By:        /s/ Thomas W. Erickson
                                              ----------------------------------
                                              Thomas W. Erickson
                                              Interim President and Chief
                                              Executive Officer

                                  CERTIFICATION


I, Harriss T. Currie, certify that:

         1. I have reviewed this annual report on Form 10-K of Luminex Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                         By:        /s/ Harriss T. Currie
                                              ----------------------------------
                                              Harriss T. Currie
                                              Acting Chief Financial Officer
                                              and Controller