Form 10-Q
period 2003-03-31
LUMINEX CORP
filed 2003-05-15
CIK 1033905

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
                                 March 31, 2003

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

                                 ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         There were 29,646,218 shares of the Company's Common Stock, par value $.001 per share, outstanding on May 12, 2003.

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002...................1

                  Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002...............................................................2

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002...............................................................3

                  Notes to Condensed Consolidated Financial Statements...............................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............7

                  Factors That May Affect Future Results............................................................12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................................19

         Item 4.  Controls and Procedures...........................................................................19

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.................................................................................20

         Item 2.  Change in Securities and Use of Proceeds..........................................................20

         Item 6.  Exhibits and Reports on Form 8-K..................................................................20

SIGNATURES and CERTIFICATIONS......................................................................................S-1

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               LUMINEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                             MARCH 31,       DECEMBER 31,
                                                               2003              2002
                                                            ----------       ------------
                                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents ............................    $   39,480        $   40,482
  Accounts receivable, net .............................         3,460             2,460
  Inventory, net .......................................         4,843             6,764
  Other ................................................           447               773
                                                            ----------        ----------
       Total current assets ............................        48,230            50,479

Property and equipment, net ............................         2,097             2,397
Other ..................................................           915               747
                                                            ----------        ----------
       Total assets ....................................    $   51,242        $   53,623
                                                            ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................    $      911        $    1,080
  Accrued liabilities ..................................         1,315             3,107
  Deferred revenue .....................................           982               971
                                                            ----------        ----------
       Total current liabilities .......................         3,208             5,158
Deferred revenue .......................................         2,860             2,894
                                                            ----------        ----------
       Total liabilities ...............................         6,068             8,052
                                                            ----------        ----------

Stockholders' equity:
  Common stock .........................................            30                29
  Additional paid-in capital ...........................       122,234           121,702
  Accumulated other comprehensive loss .................          (103)              (79)
  Accumulated deficit ..................................       (76,987)          (76,081)
                                                            ----------        ----------
       Total stockholders' equity ......................        45,174            45,571
                                                            ----------        ----------
       Total liabilities and stockholders' equity ......    $   51,242        $   53,623
                                                            ==========        ==========

                              LUMINEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    -----------------------------
                                                                                       2003                2002
                                                                                    ---------           ---------
                                                                                             (UNAUDITED)
Revenue ..................................................................          $   5,102           $   2,287
Cost of revenue ..........................................................              3,622               1,995
                                                                                    ---------           ---------
        Gross profit .....................................................              1,480                 292
Operating expenses:
        Research and development .........................................                831               1,994
        Selling, general and administrative ..............................              3,505               5,142
                                                                                    ---------           ---------
             Total operating expenses ....................................              4,336               7,136
                                                                                    ---------           ---------
Loss from operations .....................................................             (2,856)             (6,844)
        Other income, net ................................................                110                 220
        Settlement of litigation .........................................              1,840                  --
                                                                                    ---------           ---------
Net loss .................................................................          $    (906)          $  (6,624)
                                                                                    =========           =========
Net loss per share, basic and diluted ....................................          $   (0.03)          $   (0.23)
                                                                                    =========           =========
Shares used in computing net loss
     per share, basic and diluted ........................................             29,537              28,950

                               LUMINEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                       2003                 2002
                                                                                    ----------           ----------
                                                                                              (UNAUDITED)
Operating activities:
   Net loss ..............................................................          $     (906)          $   (6,624)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
         Depreciation and amortization ...................................                 315                  399
         Other ...........................................................                  92                  299
   Changes in operating assets and liabilities:
         Accounts receivable, net ........................................              (1,000)               2,912
         Inventory, net ..................................................               1,921               (1,027)
         Other assets ....................................................                 297                  158
         Accounts payable ................................................                (169)              (1,343)
         Accrued liabilities .............................................              (1,792)                (518)
         Deferred revenue ................................................                 (23)                 320
                                                                                    ----------           ----------
Net cash used in operating activities ....................................              (1,265)              (5,424)
                                                                                    ----------           ----------
Investing activities:
   Purchase of property and equipment ....................................                 (28)                (731)
   Net maturities of short-term investments ..............................                  --               16,122
   Other investing activities ............................................                (131)                  --
                                                                                    ----------           ----------
Net cash (used in) provided by investing activities ......................                (159)              15,391
                                                                                    ----------           ----------
Financing activities:
   Proceeds from issuance of common stock ................................                 446                  450
                                                                                    ----------           ----------
Net cash provided by financing activities ................................                 446                  450
                                                                                    ----------           ----------
Effect of exchange rate on cash ..........................................                 (24)                   2
Change in cash and cash equivalents ......................................              (1,002)              10,419
Cash and cash equivalents, beginning of period ...........................              40,482               34,930
                                                                                    ----------           ----------
Cash and cash equivalents, end of period .................................          $   39,480           $   45,349
                                                                                    ==========           ==========

                               LUMINEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - INVENTORY, NET

      Inventory consisted of the following (in thousands):

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               2003                 2002
                                                                                             ---------          ------------
         Parts and supplies .......................................................          $   4,925           $   6,995
         Work-in-progress .........................................................                656                 304
         Finished goods ...........................................................                782                 965
                                                                                             ---------           ---------
                                                                                                 6,363               8,264
         Less: Allowance for excess and obsolete inventory ........................             (1,520)             (1,500)
                                                                                             ---------           ---------
                                                                                             $   4,843           $   6,764
                                                                                             =========           =========

NOTE 3 - BUSINESS RESTRUCTURING COSTS

         In November 2002, the Company's management approved a business restructuring plan to reduce headcount and infrastructure. The Company recorded approximately $2.3 million in business restructuring charges during the quarter ended December 31, 2002. Remaining accruals of business restructuring charges at December 31, 2002, activity during the three months ended March 31, 2003 and the remaining accruals as of March 31, 2003 were as follows (in thousands):

                                                                            EMPLOYEE            FACILITY
                                                                        SEPARATION COSTS     RESTRUCTURING COSTS     TOTALS
                                                                        ----------------     -------------------    --------
Balance at December 31, 2002 ......................................          $ 1,037              $   792           $  1,829

Cash activity .....................................................             (850)                (792)            (1,642)

Non-cash activity .................................................             (100)                  --               (100)
                                                                             -------              -------           --------

Balance at March 31, 2003 .........................................          $    87              $    --           $     87
                                                                             =======              =======           ========

         Remaining cash expenditures resulting from the restructuring are estimated to be $87,000 and consist primarily of placement assistance for former employees that were part of the reduction in force during the fourth quarter of 2002. We expect to incur all of the remaining cash expenditures related to the business restructuring in the second quarter of 2003. The Company has substantially completed the business restructuring initiated during the fourth quarter of 2002; however, there can be no assurance that the estimated costs of the Company's business restructuring plan will not change.

NOTE 4 - SETTLEMENT OF LITIGATION

         As a result of a procedural omission, the Company is unable to pursue a patent in Japan, which corresponds to some of the Company's issued U.S. patents related to the Company's method of "real time" detection and quantification of multiple analyses from a single sample. On January 31, 2000, the Company filed a lawsuit in Travis County, Texas state district court alleging negligence and breach of contract on the part of the Company's prior patent counsel in this matter. On March 7, 2003, the parties executed a full, final and complete release regarding such action, without an admission of liability or wrongdoing on the part of the defendants. As consideration in connection with the settlement and release, the Company received approximately $1.8 million, net of legal and related costs and expenses.

NOTE 5 - NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

         The Company has excluded all potentially dilutive securities such as convertible preferred stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company's net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 1,079,088 for the three months ended March 31, 2003, and 2,316,026 for the three months ended March 31, 2002.

NOTE 6 - STOCK BASED COMPENSATION

         During the three months ended March 31, 2003, the Company granted options to purchase 1,234,250 shares of common stock with exercise prices between $4.00 and $4.97. In the first quarter of 2002, the Company granted options to purchase 103,500 share of common stock with exercise prices between $12.56 and $18.00. For the three months ended March 31, 2003 and 2002, the Company recorded stock compensation expense related to these issuances of $86,000 and $180,000 respectively.

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

         SFAS No. 123 allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black-Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at March 31:

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                ----------------------------
                                                                                                    2003               2002
                                                                                                --------            --------
Dividend yield.................................................................                     0.0%                0.0%
Expected volatility............................................................                     0.9%                0.9%
Risk-free rate of return.......................................................                     5.0%                5.0%
Expected life..................................................................                  10 yrs              10 yrs
Weighted average fair value at grant date......................................                 $  4.14             $ 12.70
                                                                                                =======             =======

         For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting periods. Because, for pro forma purposes, the estimated fair value of the Company's employee stock options is treated as if amortized to expense over the options vesting period, the effects of applying SFAS No. 123 for pro forma disclosure are not necessarily indicative of future amounts (in thousands, except per share amounts):

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    -----------------------------
                                                                                      2003                 2002
                                                                                    ---------           ---------
Net loss, as reported ....................................................          $    (906)          $  (6,624)
Add: Stock based employee compensation expense included in
           reported net loss .............................................                 --                 119
Deduct: Total stock-based employee compensation expense determined
           under fair value based method for all awards ..................             (1,184)             (2,778)
                                                                                    ---------           ---------

Pro forma net loss .......................................................          $  (2,090)          $  (9,283)
                                                                                    =========           =========
Earnings per share
           Basic and Diluted - as reported ...............................          $   (0.03)          $   (0.23)
           Basic and Diluted - pro forma .................................          $   (0.07)          $   (0.32)

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 7 - COMPREHENSIVE LOSS

         In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income", the Company's comprehensive loss is comprised of net loss and foreign currency translation. Comprehensive loss for the three months ended March 31, 2003 was $931,000 and comprehensive loss for the three months ended March 31, 2002 was approximately $6.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this Report, our Annual Report on Form 10-K for the year ended December 31, 2002 and "Factors That May Affect Future Results" included in this Report.

SAFE HARBOR CAUTIONARY STATEMENT

         All statements in this Report that do not discuss past results are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address our outlook for our businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Factors That May Affect Future Results" included in this Report. Specific uncertainties which could cause our actual results to differ materially from those projected include risks and uncertainties relating to market demand and acceptance, the dependence on strategic partners for development, commercialization and distribution of products, fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, our ability to scale up manufacturing operations, potential shortages of components, competition, the timing of regulatory approvals and any modification of the Company's operating plan in response to its ongoing evaluation of its business and search for a new chief executive officer. We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

RECENT DEVELOPMENT

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

OVERVIEW

         2002 was a year of transition at the Company. We (i) experienced a significant decline in revenue versus the prior year, (ii) sold our Rules Based Medicine research and development project ("RBM") in September 2002 to a newly-formed company headed by the Company's then chairman, chief executive officer and co-founder of the Company, (iii) effected a significant reduction in force and other cost cutting measures, which resulted in a $2.3 million restructuring charge taken in the fourth quarter of 2002, and (iv) engaged a strategic consulting firm, with extensive experience in the life sciences industry, to assist management in evaluating and refining the core focus and operating plans for the Company. In addition, the Management Evaluation and Search Committee, with the assistance of a nationally known management recruiting firm, continues to evaluate candidates for the Company's chief executive officer position.

         For the three months ended March 31, 2003 and 2002, we had net losses of $906,000 (which includes other income of $1.8 million from the settlement of certain litigation as described above in "Recent Development") and $6.6 million, respectively. We currently expect to continue to experience quarterly net losses and anticipate that our quarterly results of operations will continue to fluctuate for the foreseeable future as a result of several factors, including the risks discussed below in this Report under the heading "Factors That May Affect Future Results." Our limited operating history, customer concentration and continued fluctuations in buying patterns of our strategic partners makes accurate predictions of future operations difficult.

         Our ability to achieve sustained profitability continues to depend upon our ability to establish meaningful and successful strategic partnership arrangements with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will also result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. Through March 31, 2003, we have 16 strategic partners who have released commercialized products based on the Luminex platform and are submitting royalties. Our strategic partner relationships accounted for 85% of the Company's revenues for the first quarter of 2003.

         We believe actions taken in the third and fourth quarter of 2002 to right size our infrastructure and reduce the cash burn rate will better allow management to further develop our technology, more effectively deliver our products and serve our customers' needs. During 2003, we anticipate, among other things: (i) hiring a new chief executive officer, (ii) refining our strategic and operating focus and (iii) improving our customer and strategic partner relationships.

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

         We believe the following represent our critical accounting policies:

         - Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time our product is shipped. We expect that each system's sale will generate a recurring revenue stream from the sale of consumable products. We recognized royalty revenues for the first time from some of our strategic partners during 2001. Royalty revenue is generated when a partner sells products incorporating our technology or provides testing services to third parties using our technology. Royalty revenue is recognized as it is reported to us by our partners, and payment is typically submitted concurrently with the report and is included in revenue. We also sell to our customers extended service contracts for maintenance and support of our products. For the first quarter of 2003, four customers represented 54% of the Company's revenues. We believe these customer relationships continue to be good; however, the loss of a significant customer, a significant reduction in product purchases or financial difficulty for a significant customer could have a material adverse effect on our business, financial condition and results of operations. We believe these customers will continue as significant customers for the remainder of 2003.

         - Total deferred revenue as of March 31, 2003 was $3.8 million and consisted of (i) payments received for sales to customers with rights of return that had not yet expired in the amount of $168,000, (ii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $1.1 million, (iii) unamortized revenue related to extended service contracts in the amount of $499,000 and (iv) unamortized license fees in the amount of $2.0 million. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.

         - Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At March 31, 2003, there were two major components of the allowance for excess and obsolete inventory. First, the Company has a specific reserve for inventory components that we no longer use in the manufacture of our systems. Second, we have a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management's review of inventories on hand compared to estimated future usage and sales. The Company believes that its inventory is properly valued based on current market conditions.

         - We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues we have identified. While such credit losses historically have been within our expectations, there can be no assurance we will continue to experience the same level of credit losses that we have in the past. A significant change in the liquidity or financial position of any one of our significant customers, or a further deterioration in the economic environment, in general, could have a material adverse impact on the collectibility of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         Revenue. Total revenue increased to $5.1 million for the three months ended March 31, 2003 from $2.3 million for the comparable period in 2002. The increase was primarily attributable to increased system sales, as well as increased consumable sales.

         A breakdown of revenue for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    --------------------------
                                                                                      2003              2002
                                                                                    --------          --------
Instrument sales .........................................................          $  3,041          $  1,274
Consumable sales .........................................................             1,177               706
Service contracts ........................................................               254                79
Royalty revenue ..........................................................               219                59
Other revenue ............................................................               411               169
                                                                                    --------          --------
                                                                                    $  5,102          $  2,287
                                                                                    ========          ========

         Instrument sales and peripheral component sales increased to $3.0 million for the three months ended March 31, 2003 from $1.3 million for the first quarter of 2002. Instrument sales increased to 131 for the first quarter of 2003 as compared to 36 system placements for the corresponding prior year period.

         Consumable sales, comprised of microspheres and sheath fluid, increased to $1.2 million during the first quarter of 2003 up from $706,000 for the first quarter of 2002. The increase is primarily the result of the increased installed base of Luminex 100 systems as compared to the prior year period.

         Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $254,000 during the first quarter of 2003 from $79,000 for the first quarter of 2002. This increase is attributable to increased sales of extended service agreements, which is a direct result of the increase in the commercial base of Luminex systems as compared to the prior year period.

         Royalty revenue increased to $219,000 during the three months ended March 31, 2003 from $59,000 for the three months ended March 31, 2002. This increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base of Luminex systems as compared to the prior year.

For the three months ended March 31, 2003, we had 14 commercial partners submit royalties as compared with eight for the three months ended March 31, 2002.

         Other revenues, comprised of training revenue, shipping revenue and miscellaneous parts sales, increased to $411,000 for the three months ended March 31, 2003 from $169,000 for the three months ended March 31, 2002. This increase is primarily the result of increased miscellaneous part sales as our partners perform service work on Luminex instruments that are outside the Company's standard one-year warranty period.

         Gross Profit. Gross profit increased to $1.5 million for the three months ended March 31, 2003, as compared to $292,000 for the three months ended March 31, 2002. The gross margin rate (gross profit as a percentage of total revenue) increased to 29% for the three months ended March 31, 2003 from 13% for the three months ended March 31, 2002. The rate increase in gross margin was primarily attributable to reductions in our fixed costs as part of the restructuring efforts undertaken by the Company in 2002 and the allocation of our remaining fixed costs over a higher revenue base.

         Research and Development Expense. Research and development expenses decreased to $831,000 for the three months ended March 31, 2003 from $2.0 million for the comparable period in 2002. The decrease was primarily attributable to the elimination of expenditures related to RBM as of September 2002, coupled with the effects of our restructuring efforts in the fourth quarter of 2002. RBM expenses totaled approximately $670,000 for the first quarter of 2002. Specific components contributing to this net decrease during the first three months of 2003 were reductions of direct materials and consumable supplies of $351,000 and a reduction in research and development personnel costs of $607,000. We currently expect research and development expenses related to the ongoing development of our xMAP technology and consumables to be $1.0 to $1.5 million per quarter and $4.0 to $6.0 million on an annual basis for 2003.

         Selling, General and Administrative Expense. Selling, general and administrative expenses decreased by 32% to $3.5 million for the three months ended March 31, 2003 from $5.1 million for the comparable period in 2002. The decrease was primarily attributable to our restructuring and cost control efforts and included reduced personnel costs of approximately $1.3 million, a decrease in consumable supplies of $187,000, a decrease in stock compensation expense of $215,000 and reductions in travel, entertainment and marketing expenses of $169,000. These expense reductions were partially offset by an increase of $440,000 in professional fees primarily related to the engagement of the strategic consulting firm to assist management in evaluating the core focus and operating plans for the Company. Selling, general and administrative expenses currently are expected to be in the range of $3.0 to $4.0 million per quarter and $12.0 to $16.0 million on an annual basis for 2003.

         Other Income, net. Other income decreased to $110,000 for the three months ended March 31, 2003 from $220,000 for the comparable period in 2002. The decrease was attributable to a decrease in the average cash and short-term investment balances and a lower yield on the investment balances. The average rate on current invested balances fell to 1.2% at March 31, 2003 from 1.7% at March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we held cash and cash equivalents of $39.5 million and had working capital of $45.0 million. At December 31, 2002, we held cash and cash equivalents of $40.5 million and had working capital of $45.3 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

         Cash used in operations was $1.3 million for the three months ended March 31, 2003, compared with $5.4 million for the three months ended March 31, 2002. In the first quarter of 2003, we settled a pending lawsuit and entered into a full, final and complete release with our prior patent counsel, without an admission of liability or wrongdoing on the part of the defendants. As consideration for the settlement and release, the Company received approximately $1.8 million, net of legal and related costs and expenses. This cash infusion significantly offset payment of approximately $1.7 million in restructuring obligations, which were accrued in the fourth quarter of

2002. Additionally, we currently expect to receive an additional $600,000 in nonrefundable license fees from strategic partners during 2003. Such license fees are amortized into income over the life of the agreement.

         Our research and development expenses during the three months ended March 31, 2003 were $831,000. Research and development expenses related to the ongoing development of our xMap technology and consumables are currently expected to be in the range of $1.0 million to $1.5 million per quarter and between $4.0 million and $6.0 million on an annual basis for 2003.

         Selling, general and administrative expenses for 2003 should decrease relative to 2002 primarily as a result of the restructuring efforts taken in the fourth quarter of 2002. We currently expect total selling, general and administrative expenses to be in the range $3.0 million to $4.0 million per quarter and $12.0 to $16.0 million for 2003.

         We have non-cancellable purchase commitments with certain of our component suppliers. Should our production requirements fall below the level of our commitments, we could be required to take delivery of inventory for which we have no immediate need or incur an increased cost per unit going forward. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We made a conscious effort to manage our inventory levels down in light of the relatively large balances on hand during the first half of 2002 and the lower volume of sales during 2002. The effort to manage our inventory, coupled with sales during the first quarter of 2003, has placed a constraint on our ability to produce systems for sale during the second quarter of 2003. Based on our current supply of certain long lead-time to deliver components, we currently believe the Company has the ability to produce a maximum of approximately 140 Luminex 100 systems during the second quarter of 2003. We attempt to match our parts inventory and production capabilities to estimates of marketplace demand. To the extent system orders materially vary from our estimates, we may experience constraints in our systems delivery capacity, which would adversely impact revenue in a given fiscal period. Should the Company's need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials.

         We currently have approximately $3.2 million in non-cancellable purchase obligations for the remainder of 2003. These obligations are included in our estimated cash usage during 2003.

                                                   REMAINING
                                                     2003         2004        2005       2006       2007     THEREAFTER      TOTAL
                                                   ---------     ------       ----       ----       ----     ----------     ------
Non-cancellable rental
     obligations ............................       $  574       $  770       $794       $806       $824       $1,980       $5,748
Non-cancellable purchase obligations ........        2,609        1,568         --         --         --           --        4,177
                                                    ------       ------       ----       ----       ----       ------       ------
Anticipated liquidity impact as of
     March 31, 2003 .........................       $3,183       $2,338       $794       $806       $824       $1,980       $9,925
                                                    ======       ======       ====       ====       ====       ======       ======

         Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. Additionally, any actions taken based on recommendations of the strategic consulting firm hired in November 2002 to evaluate and refine the focus and operating plans for the Company could result in expenditures not currently contemplated in our estimates for 2003. We believe, however, that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital equipment requirements for 2003. Based upon our current operations, management anticipates total cash use for 2003, to be approximately $8.0 to $10.0 million, giving us an anticipated balance at December 31, 2003 of $30.0 to $32.0 million.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF APPROXIMATELY $77.0 MILLION AS OF MARCH 31, 2003.

         We have incurred significant net losses since our inception, including losses of $906,000 for the three months ended March 31, 2003, $24.9 million in 2002 and $15.7 million in 2001. At March 31, 2003, we had an accumulated deficit of approximately $77.0 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash available to the Company. As of March 31, 2003, cash and cash equivalents totaled $39.5 million, a decrease of $1.0 million, from $40.5 million at December 31, 2002. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

OUR SUCCESS DEPENDS LARGELY ON THE ESTABLISHMENT OF MEANINGFUL AND SUCCESSFUL RELATIONSHIPS WITH OUR STRATEGIC PARTNERS.

         The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of March 31, 2003, we had 16 strategic partners who had commercialized products using the Luminex platform and were submitting royalties. Furthermore, four of our customers accounted for 54% of the Company's revenues for the three months ended March 31, 2003. The loss of any of our significant strategic partners, or any of our significant customers, would have a material adverse effect on our growth and future results of operations. Delays in implementation, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

         Our ability to enter into agreements with additional strategic partners depends in part on convincing them that our technology can help achieve and accelerate their goals or efforts. We will expend substantial funds and management efforts with no assurance that any additional strategic relationships will result. We cannot assure you that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future strategic partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our xMAP technology, which may hinder or prevent strategic relationships. Termination of strategic relationships, or the failure to enter into a sufficient number of additional agreements on favorable terms, could reduce sales of our products, lower margins on our products and limit the creation of market demand and acceptance.

         The vast majority of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot predict future sales and royalty revenues because our existing strategic partner agreements do not include minimum purchase requirements. In addition, we do not have the right or ability to provide incentives to our strategic partners' sales personnel to sell products based on xMAP technology or to control the timing of the release of products by our strategic partners. The amount of these revenues will depend on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

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

         In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:

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

         During 2002, there was a significant turnover of senior management, as eight officers ceased to be employed by the Company, including those whose employment terminated in connection with the September 2002 sale of RBM to a newly formed company headed by Dr. Mark Chandler, the Company's then chairman, chief executive officer and co-founder. In connection with Dr. Chandler's departure following the closing of the RBM transaction, Thomas W. Erickson was engaged in September 2002 to serve as Interim President and Chief Executive Officer while the Management Evaluation and Search Committee sought a new chief executive officer. Mr. Erickson is currently under contract with us through August 2003. Additionally, as a result of the management restructuring, certain of the remaining members of management have taken on additional responsibilities and the Company has employed interim personnel and third-party consultants to fill the vacated positions.

         In addition, we have reduced the overall work force from 193 at March 31, 2002 to 118 at March 31, 2003. The reduction in force was designed to reduce overhead costs and align staffing and personnel costs with the Company's current business. This reduction in force required remaining employees to assume additional responsibilities and, when combined with the changes in senior management, has created challenges in maintaining continuity of customer relationships, research and development and strategic planning for the Company.

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

         We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have non-cancelable purchase requirements with certain of our components suppliers which require us to take delivery of a minimum number of component parts for our products or the cost per unit will increase, which would adversely impact our gross margin. We are not otherwise committed to scheduled purchase requirements. However, because of a long-lead time to delivery, we are required to place orders for a variety of times well in advance of scheduled production runs. We made a conscious effort to manage our inventory levels down in light of the relatively large balances on hand during the first half of 2002 and the lower volume of sales during 2002. The effort to manage our inventory, coupled with sales during the first quarter of 2003, has placed a constraint on our ability to produce systems for sale during the second quarter of 2003. Based on our current supply of certain long lead-time to deliver components, we currently believe the Company has the ability to produce a maximum of approximately 140 Luminex 100 systems during the second quarter of 2003. We attempt to match our parts inventory and production capabilities to estimates of marketplace demand. To the extent system orders materially vary from our estimates, we may experience constraints in our systems delivery capacity, which would adversely impact revenue in a given fiscal period. Should the Company's need for raw materials and components used in productions continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials.

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

BECAUSE WE RECEIVE REVENUES PRINCIPALLY FROM LIFE SCIENCES COMPANIES, THE CAPITAL SPENDING POLICIES OF THESE ENTITIES HAVE A SIGNIFICANT EFFECT ON THE DEMAND FOR OUR PRODUCTS.

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

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

         We may be sued for infringing on the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe the proprietary rights of others or that their rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. Furthermore, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we may have to pay damages and could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, if at all. Moreover, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.

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

IF WE FAIL TO COMPLY WITH THE EXTENSIVE GOVERNMENT REGULATIONS THAT AFFECT OUR BUSINESS, WE COULD BE SUBJECT TO ENFORCEMENT ACTIONS, INJUNCTIONS, AND CIVIL AND CRIMINAL PENALTIES THAT COULD DELAY OR PREVENT MARKETING OF OUR PRODUCTS.

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

         Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA quality system regulations and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002. Subsequent audits are carried out at six-month intervals to ensure we maintain our system in substantial compliance with ISO standards. Failure to maintain compliance with FDA regulations and ISO registration could reduce our competitive advantage in the international market and also decrease satisfaction and confidence levels with our partners.

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

OUR OPERATING RESULTS MAY BE AFFECTED BY CURRENT ECONOMIC AND POLITICAL CONDITIONS.

         With the current events in the Middle East and continuing concern for future terrorist attacks, there exist many economic and political uncertainties. These uncertainties could adversely affect our business and revenues in the short or long term in ways that cannot presently be predicted.

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

OUR DIRECTORS AND OFFICERS HAVE A SIGNIFICANT OWNERSHIP POSITION IN THE COMPANY'S COMMON STOCK, WHICH COULD DELAY OR PREVENT A MERGER OR OTHER CHANGE IN CONTROL TRANSACTION.

         Our directors and executive officers beneficially owned approximately 15% of our outstanding common stock as of May 12, 2003. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This ownership position could also delay or prevent a change in control of the Company even if beneficial to our stockholders.

ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, BYLAWS AND STOCKHOLDER RIGHTS PLAN AND DELAWARE LAW COULD MAKE A THIRD PARTY ACQUISITION OF US DIFFICULT.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since the majority of our investments are in short-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at March 31, 2003 yields an approximate 25% variance in overall investment return. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign customers, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.

ITEM 4. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Interim President Chief Executive Officer and Acting Chief Financial Officer and Controller have reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, these officers concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed in this Quarterly Report on Form 10-Q regarding the Company and its consolidated subsidiaries has been made known to them by others within Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) During the first quarter of 2003, we issued 166,600 shares of the Company's common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for exercise prices ranging from $1.96 to $3.92 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENTS
-------           ------------------------
99.1              Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         No current Report on Form 8-K was filed during the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2003.

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

                                  CERTIFICATION

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

Date: May 13, 2003

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

Date: May 13, 2003

                                         /s/ HARRISS T. CURRIE
                                         --------------------------------------
                                         Harriss T. Currie
                                         Acting Chief Financial Officer and
                                         Controller