Form 10-Q
period 2003-06-30
LUMINEX CORP
filed 2003-08-14
CIK 1033905

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

           /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
                                  June 30, 2003

                                       OR

          / / Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the transition period
                    from ________________ to _______________.

                          Commission File No. 000-30109

                              ---------------------

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

                              ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes /X/ No / /

         There were 29,676,818 shares of the Company's Common Stock, par value $.001 per share, outstanding on August 8, 2003.

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002....................     1

            Condensed Consolidated Statements of Operations for the three and six months ended
               June 30, 2003 and 2002..........................................................................     2

            Condensed Consolidated Statements of Cash Flows for the three and six months ended
               June 30, 2003 and 2002..........................................................................     3

            Notes to Condensed Consolidated Financial Statements...............................................     4

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............     8

            Factors That May Affect Future Results.............................................................    14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk........................................    21

     Item 4. Controls and Procedures...........................................................................    22

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.................................................................................    23

     Item 2. Change in Securities and Use of Proceeds..........................................................    23

     Item 4. Submission of Matters to a Vote of Security Holders...............................................    23

     Item 6. Exhibits and Reports on Form 8-K..................................................................    23

SIGNATURES and EXHIBITS........................................................................................   S-1

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               LUMINEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2003           2002
                                                                                ----------     ------------
                                                                                (unaudited)
                                            ASSETS
Current assets:
   Cash and cash equivalents................................................    $   38,696     $    40,482
   Accounts receivable, net.................................................         3,092           2,460
   Inventory, net...........................................................         4,648           6,764
   Other....................................................................         1,258             773
                                                                                ----------     -----------
      Total current assets..................................................        47,694          50,479

Property and equipment, net.................................................         1,951           2,397
Other.......................................................................           933             747
                                                                                ----------     -----------
      Total assets..........................................................    $   50,578     $    53,623
                                                                                ==========     ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................................    $    1,929     $     1,080
   Accrued liabilities......................................................         1,638           3,107
   Deferred revenue.........................................................           793             971
                                                                                ----------     -----------
      Total current liabilities.............................................         4,360           5,158
Deferred revenue............................................................         2,852           2,894
                                                                                ----------     -----------
      Total liabilities.....................................................         7,212           8,052
                                                                                ----------     -----------
Stockholders' equity:
   Common stock.............................................................            30              29
   Additional paid-in capital...............................................       122,385         121,702
   Accumulated other comprehensive loss.....................................          (163)            (79)
   Accumulated deficit......................................................       (78,886)        (76,081)
                                                                                ----------     -----------
      Total stockholders' equity............................................        43,366          45,571
                                                                                ----------     -----------
      Total liabilities and stockholders' equity............................    $   50,578     $    53,623
                                                                                ==========     ===========

                               LUMINEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                         ----------------------      ------------------------
                                                                            2003         2002           2003           2002
                                                                         ---------     --------      ---------      ---------
                                                                               (unaudited)                 (unaudited)
Revenue............................................................      $   5,642     $  3,177      $  10,744      $   5,464

Cost of revenue....................................................          3,705        2,648          7,327          4,643
                                                                         ---------     --------      ---------      ---------

     Gross profit..................................................          1,937          529          3,417            821

Operating expenses:
     Research and development......................................            881        2,144          1,712          4,138
     Selling, general and administrative...........................          3,051        4,809          6,556          9,951
                                                                         ---------     --------      ---------      ---------
        Total operating expenses...................................          3,932        6,953          8,268         14,089
                                                                         ---------     --------      ---------      ---------

Loss from operations...............................................         (1,995)      (6,424)        (4,851)       (13,268)

     Other income, net.............................................             96          182            206            402

     Settlement of litigation......................................              -            -          1,840              -
                                                                         ---------     --------      ---------      ---------

Net loss...........................................................      $  (1,899)    $ (6,242)     $  (2,805)     $ (12,866)
                                                                         =========     ========      =========      =========

Net loss per share, basic and diluted..............................      $   (0.06)    $  (0.21)     $   (0.09)     $   (0.44)
                                                                         =========     ========      =========      =========
Shares used in computing net loss
  per share, basic and diluted.....................................         29,642       29,293         29,590         29,123

                               LUMINEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                        JUNE 30,                   JUNE 30,
                                                                                --------------------------------------------------
                                                                                   2003          2002         2003          2002
                                                                                -----------    --------     --------      --------
                                                                                      (unaudited)                 (unaudited)
Operating activities:
  Net loss..................................................................    $    (1,899)   $ (6,242)    $ (2,805)     $(12,866)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization............................................           278         434          593           833
    Stock based compensation and other.......................................            70         196          162           495
  Changes in operating assets and liabilities:
    Accounts receivable, net.................................................           369       1,490         (632)        4,402
    Inventory, net...........................................................           195         870        2,116          (157)
    Other assets.............................................................          (800)       (645)        (502)         (487)
    Accounts payable.........................................................         1,017        (273)         849        (1,616)
    Accrued liabilities......................................................           323         821       (1,469)          303
    Deferred revenue.........................................................          (197)        (21)        (220)          299
                                                                                -----------    --------     --------      --------
Net cash used in operating activities.......................................           (644)     (3,370)      (1,908)       (8,794)
                                                                                -----------    --------     --------      --------
Investing activities:
  Purchase of property and equipment........................................           (113)       (306)        (141)       (1,037)
  Net maturities of short-term investments..................................              -           -            -        16,122
  Other investing activities................................................            (50)        (75)        (181)          (75)
                                                                                -----------    --------     --------      --------
Net cash (used in) provided by investing activities.........................           (163)       (381)        (322)       15,010
                                                                                -----------    --------     --------      --------
Financing activities:
  Proceeds from issuance of common stock....................................             80         228          526           678
                                                                                -----------    --------     --------      --------
Net cash provided by financing activities...................................             80         228          526           678
                                                                                -----------    --------     --------      --------
Effect of foreign currency exchange rate on cash............................            (57)        (42)         (82)          (40)
Change in cash and cash equivalents.........................................           (784)     (3,565)      (1,786)        6,854
Cash and cash equivalents, beginning of period..............................         39,480      45,349       40,482        34,930
                                                                                -----------    --------     --------      --------
Cash and cash equivalents, end of period....................................    $    38,696    $ 41,784     $ 38,696      $ 41,784
                                                                                ===========    ========     ========      ========

                               LUMINEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - INVENTORY, NET

         Inventory consisted of the following (in thousands):

                                                                   JUNE 30,     DECEMBER 31,
                                                                     2003           2002
                                                                   --------     ------------
Parts and supplies............................................     $  4,547     $      6,995
Work-in-progress..............................................          487              304
Finished goods................................................          914              965
                                                                   --------     ------------
                                                                      5,948            8,264
Less: Allowance for excess and obsolete inventory.............       (1,300)          (1,500)
                                                                   --------     ------------
                                                                   $  4,648     $      6,764
                                                                   ========     ============

NOTE 3 - BUSINESS RESTRUCTURING COSTS

         In November 2002, the Company's management approved a business restructuring plan to reduce headcount and infrastructure. Components of business restructuring charges and the remaining accruals as of June 30, 2003 were as follows (in thousands):

                                                                EMPLOYEE             FACILITY
                                                            SEPARATION COSTS    RESTRUCTURING COSTS            TOTALS
                                                            ----------------    -------------------          -----------
Total business restructuring costs.....................         $  1,401             $    928                $     2,329

Cash activitiy.........................................             (364)                   -                       (364)

Non-cash activitiy.....................................                -                 (136)                      (136)
                                                            ----------------    -------------------          -----------

Balance at December 31, 2002...........................            1,037                  792                      1,829

Cash activity..........................................             (850)                (792)                    (1,642)

Non-cash activity......................................             (100)                   -                       (100)
                                                            ----------------    -------------------          -----------
Balance at March 31, 2003..............................               87                    -                         87

Adjustment to accrual..................................              (52)                   -                        (52)
                                                            ----------------    -------------------          -----------

Balance at June 30, 2003...............................         $     35             $      -                $        35
                                                            ================    ===================          ===========

         Remaining cash expenditures resulting from the restructuring are estimated to be $35,000 and consist of final settlement of employee separation costs that were incurred as part of the reduction in force during the fourth quarter of 2002. We expect to incur all of the remaining cash expenditures related to the business restructuring in the third quarter of 2003. The Company has substantially completed the business restructuring initiated during the fourth quarter of 2002. There can be no assurance that the estimated costs of the Company's business restructuring plan will not change.

NOTE 4 - ACCRUED WARRANTY COSTS

         Sales of the Company's systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically. Warranty expenses and accruals for the six months ended June 30, 2003 were as follows (in thousands):

Accrued warranty costs at December 31, 2002............     $   312
Warranty expenses......................................        (257)
Accrual for warranty costs.............................         510
                                                            -------
Accrued warranty costs at June 30, 2003................     $   565
                                                            =======

NOTE 5 - SETTLEMENT OF LITIGATION

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

         The Company has excluded all potentially dilutive securities such as convertible preferred stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company's net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 2,315,773 and 2,388,976 for the three and six months ended June 30, 2003, respectively, and 2,191,754 and 2,202,504 for the three and six months ended June 30, 2002, respectively.

NOTE 7 - STOCK BASED COMPENSATION

         During the three and six months ended June 30, 2003, the Company granted options to purchase 108,250 shares of common stock with exercise prices per share between $5.15 and $6.17 and 1,324,500 shares of common stock with exercise prices per share between $4.00 and $6.17, respectively. During the three and six months ended June 30, 2002, the Company granted options to purchase 795,500 shares of common stock with exercise prices per share between $6.37 and $7.51 and 899,000 shares of common stock with exercise prices per share between $6.37 and $18.00, respectively. For the three and six months ended June 30, 2003, the Company recorded stock compensation expense related to these issuances of $71,000 and $157,000, respectively. Comparatively, the Company recorded stock compensation expense related to issuances for the three and six months ended June 30, 2002 of $180,000 and $360,000, respectively.

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

         SFAS No. 123 allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black-Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at June 30:

                                                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------   -------------------------
                                                          2003            2002          2003           2002
                                                        --------         -------      -------         ------
Dividend yield.....................................         0.0%            0.0%         0.0%            0.0%
Expected volatility................................         0.9%            0.9%         0.9%            0.9%
Risk-free rate of return...........................         5.0%            5.0%         5.0%            5.0%
Expected life......................................       10 yrs          10 yrs       10 yrs         10 yrs
Weighted average fair
      value at grant date.........................      $  5.19          $ 5.62        $ 4.21         $ 6.43
                                                        ========         =======       ======         =======

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

                                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------     -------------------------
                                                                         2003             2002            2003            2002
                                                                       --------         --------      -----------      ----------
Net loss, as reported............................................      $ (1,899)        $ (6,242)     $    (2,805)     $  (12,866)
Add: Stock based employee compensation expense included in
       reported net loss.........................................             -               16                -             135
Deduct: Total stock-based employee compensation expense
       determined under fair value based method for all awards...        (1,499)          (2,777)          (2,683)         (5,348)
                                                                       --------         --------      -----------       ---------
Pro forma net loss...............................................      $ (3,398)        $ (9,003)     $    (5,488)     $  (18,079)
                                                                       ========         ========      ===========      ==========
Earnings per share
       Basic and Diluted - as reported...........................      $  (0.06)        $  (0.21)     $     (0.09)     $    (0.44)
       Basic and Diluted - pro forma.............................      $  (0.11)        $  (0.31)     $     (0.19)     $    (0.62)

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

NOTE 8 - COMPREHENSIVE LOSS

         In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive loss is comprised of net loss and foreign currency translation. Comprehensive loss for the three months ended June 30, 2003 and 2002 was approximately $2.0 million and $6.3 million, respectively. Comprehensive loss for the six months ended June 30, 2003 and 2002 was approximately $2.9 million and $12.9 million, respectively.

NOTE 9 - GUARANTEES

         The terms and conditions of the Company's development and supply and license agreements with its partners generally provide for a limited indemnification of such partners, arising from the sale of Luminex systems and consumables, against losses, expenses and liabilities resulting from third-party claims based on an alleged infringement on an intellectual property right of such third party. The terms of such indemnification provisions generally limit the scope of and remedies for such indemnification obligations. To date, the Company has not had to reimburse any of its partners for any losses arising from such indemnification obligations.

NOTE 10 - ADOPTION OF NEW ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, received a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.

         Although the Company does not believe the full adoption of FIN 46 will have any effect on its financial position or results of operations, the Company cannot make any definitive conclusion until it completes its evaluation.

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

OVERVIEW

         During 2003, we (i) are experiencing significant increases in revenue versus the prior year, (ii) are realizing the benefits of the cost control measures that were taken in 2002 and (iii) have received the final report from a strategic consulting firm with extensive experience in the life sciences industry to assist management in evaluating and refining the core focus and operating plans for the Company. In addition, the Management Evaluation and Search Committee, with the assistance of a nationally known management recruiting firm, continues to evaluate candidates for the Company's chief executive officer position.

         For the six months ended June 30, 2003 and 2002, we had net losses of approximately $2.8 and $12.9 million, respectively. For the quarters ended June 30, 2003 and 2002, the net losses were approximately $1.9 million and $6.2 million, respectively. We currently expect to continue to experience quarterly net losses and anticipate that our quarterly results of operations will continue to fluctuate for the foreseeable future as a result of several factors, including the risks discussed below in this Report under the heading "Factors That May Affect Future Results." Our limited operating history, customer concentration and continued fluctuations in buying patterns of our strategic partners make accurate predictions of future operations difficult.

         Our ability to achieve sustained profitability continues to depend upon our ability to establish meaningful and successful strategic partnership arrangements with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will also result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. Through June 30, 2003, we have 17 strategic partners who are paying royalties and have either released commercialized products based on the Luminex platform or are reselling our products. Our strategic partner relationships accounted for 91% of the Company's revenues for the second quarter of 2003.

         We believe actions taken in the third and fourth quarter of 2002 to right size our infrastructure and reduce the cash burn rate have allowed, and will better allow, management to further develop our technology, more effectively deliver our products and serve our customers' needs. In the near future, we anticipate, among other things: (i) hiring a new chief executive officer, (ii) continuing to refine our strategic and operating focus, (iii) continuing to improve our customer and strategic partner relationships and (iv) finalizing the formulation of a strategic plan to act on the results of our consulting study.

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

         We believe the following represent our critical accounting policies:

         - Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time our product is shipped. We expect that each system's sale will generate a recurring revenue stream from the sale of consumable products. Royalty revenue is generated when a partner sells products incorporating our technology or provides testing services to third parties using our technology. Royalty revenue is recognized as it is reported to us by our partners, and payment is typically submitted concurrently with the report. We also sell to our customers extended service contracts for maintenance and support of our products. Revenue for service contracts is recognized ratably over the term of the agreement. For the three and six months ended June 30, 2003, six customers represented 57% and 56% of the Company's revenue, respectively. We believe these customer relationships continue to be good; however, the loss of a significant customer, a significant reduction in product purchases or financial difficulty for a significant customer could have a material adverse effect on our business, financial condition and results of operations. We believe these customers will continue as significant customers for the remainder of 2003.

                  Total deferred revenue as of June 30, 2003 was $3.6 million and consisted of (i) payments received for sales to customers with rights of return that had not yet expired in the amount of $86,000, (ii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $1.1 million, (iii) unamortized revenue related to extended service contracts in the amount of $410,000 and (iv) unamortized license fees in the amount of $2.0 million. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.

         - Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At June 30, 2003, there were two major components of the allowance for excess and obsolete inventory. First, the Company has a specific reserve for inventory components that we no longer use in the manufacture of our systems. Second, we have a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management's review of inventories on hand compared to estimated future usage and sales. The Company believes that its inventory is properly valued based on current market conditions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         Revenue. Total revenue increased to $5.6 million for the three months ended June 30, 2003 from $3.2 million for the comparable period in 2002. The increase was primarily attributable to increased instrument sales, as well as increased consumable sales.

         A breakdown of revenue for the three months ended June 30, 2003 and 2002 is as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                           2003         2002
                                                         --------     -------
Instrument sales.....................................    $  3,482     $ 1,582
Consumable sales.....................................       1,235       1,008
Service contracts....................................         265         172
Royalty revenue......................................         285         186
Other revenue........................................         375         229
                                                         --------     -------
                                                         $  5,642     $ 3,177
                                                         ========     =======

         Instrument sales and peripheral component sales increased to $3.5 million for the three months ended June 30, 2003 from $1.6 million for the second quarter of 2002. Instrument placements increased to 140 for the second quarter of 2003 as compared to 60 placements for the corresponding prior year period. The increase in instrument placements is primarily due to the increase in commercialized partners.

         Consumable sales, comprised of microspheres and sheath fluid, increased to $1.2 million during the second quarter of 2003 up from $1.0 million for the second quarter of 2002. The increase is primarily the result of the increased installed base of Luminex systems as compared to the prior year period.

         Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $265,000 during the second quarter of 2003 from $172,000 for the second quarter of 2002. This increase is attributable to increased sales of extended service agreements, which is a direct result of the increase in the commercial base of Luminex systems as compared to the prior year period. At June 30, 2003, we had 171 Luminex systems covered under an extended service agreement.

         Royalty revenue increased to $285,000 during the three months ended June 30, 2003 from $186,000 for the three months ended June 30, 2002. This increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base of Luminex systems as compared to the prior year period. For the three months ended June 30, 2003, we had 15 commercial partners pay royalties as compared with 10 for the three months ended June 30, 2002. Additionally, the 10 partners for whom we recognized royalties in the second quarter of 2002 represented approximately $251,000 or 88% of the second quarter 2003 total, an increase of approximately 35% over their prior year payments.

         Other revenues, comprised of training revenue, shipping revenue and miscellaneous parts sales, increased to $375,000 for the three months ended June 30, 2003 from $229,000 for the three months ended June 30, 2002. This increase is primarily the result of increased miscellaneous part sales as our partners perform service work on Luminex instruments that are outside the Company's standard one-year warranty period.

         Gross Profit. Gross profit increased to $1.9 million for the three months ended June 30, 2003, as compared to $529,000 for the three months ended June 30, 2002. The gross margin rate (gross profit as a percentage of total revenue) increased to 34% for the three months ended June 30, 2003 from 17% for the three months ended June 30,

2002. The rate increase in gross margin was primarily attributable to reductions in our fixed costs as part of the restructuring efforts undertaken by the Company in 2002 and the allocation of our remaining fixed costs over a higher revenue base. In addition, the gross margin rate for the three months ended June 30, 2002 was adversely affected by the inclusion of costs associated with the cancellation or delay of inventory items. Our production schedule was adjusted during that period to reflect a lower rate of system orders.

         Research and Development Expense. Research and development expenses decreased to $881,000 for the three months ended June 30, 2003 from $2.1 million for the comparable period in 2002. The decrease was primarily attributable to the elimination of expenditures related to our Rules-Based Medicine research and development project ("RBM") as of September 2002, coupled with the effects of our restructuring efforts in the fourth quarter of 2002. RBM expenses totaled approximately $850,000 for the second quarter of 2002. The specific component contributing to this net decrease, exclusive of the elimination of RBM expenditures during the second three months of 2003, was a reduction in research and development personnel costs of $372,000. We currently expect research and development expenses related to the ongoing development of our xMAP technology and consumables to be $1.0 to $1.5 million per quarter for the remainder of 2003 and $3.7 to $4.7 million on an annual basis for 2003.

         Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to $3.1 million for the three months ended June 30, 2003 from $4.8 million for the comparable period in 2002. The decrease was primarily attributable to our restructuring and cost control efforts and included reduced personnel costs of approximately $883,000, a decrease in legal and professional fees of $112,000, a decrease in stock compensation expense of $125,000 and reductions in travel, entertainment and marketing expenses of $503,000. Selling, general and administrative expenses currently are expected to be in the range of $3.0 to $4.0 million per quarter for the remainder of 2003 and $12.6 to $14.6 million on an annual basis for 2003.

         Other Income, net. Other income decreased to $96,000 for the three months ended June 30, 2003 from $182,000 for the comparable period in 2002. The decrease was primarily attributable to a decrease in the average cash and cash equivalents balances and a lower yield on the investment balances. The average rate on current invested balances fell to 1.0% at June 30, 2003 from 1.8% at June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Revenue. Total revenue increased to $10.7 million for the six months ended June 30, 2003 from $5.5 million for the comparable period in 2002. The increase was primarily attributable to increased instrument sales, as well as increased consumable sales.

         A breakdown of revenue for the six months ended June 30, 2003 and 2002 is as follows (in thousands):

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                           2003        2002
                                                         --------     -------
Instrument sales.....................................    $  6,523     $ 2,856
Consumable sales.....................................       2,412       1,714
Service contracts....................................         519         301
Royalty revenue......................................         504         245
Other revenue........................................         786         348
                                                         --------     -------
                                                         $ 10,744     $ 5,464
                                                         ========     =======

         Instrument sales and peripheral component sales increased to $6.5 million for the six months ended June 30, 2003 from $2.9 million for the first half of 2002. Instrument placements increased to 271 for the first half of 2003 as compared to 96 placements for the corresponding prior year period. The increase in instrument placements is primarily due to the increase in commercialized partners.

         Consumable sales, comprised of microspheres and sheath fluid, increased to $2.4 million during the first half of 2003 up from $1.7 million for the first half of 2002. The increase is primarily the result of the increased installed base of Luminex systems as compared to the prior year period.

         Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $519,000 during the first half of 2003 from $301,000 for the first half of 2002. This increase is attributable to increased sales of extended service agreements, which is a direct result of the increase in the commercial base of Luminex systems as compared to the prior year period. At June 30, 2003, we had 171 Luminex systems under an extended service agreement.

         Royalty revenue increased to $504,000 during the six months ended June 30, 2003 from $245,000 for the six months ended June 30, 2002. This increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base of Luminex systems as compared to the prior year. For the six months ended June 30, 2003, we had 17 commercial partners pay royalties as compared with 11 for the six months ended June 30, 2002. Additionally, the 11 partners for whom we recognized royalties in the six months ended June 30, 2002 represented approximately $465,000 or 92% of the total for the six months ended June 30, 2003, an increase of approximately 47% over their prior year payments.

         Other revenues, comprised of training revenue, shipping revenue and miscellaneous parts sales, increased to $786,000 for the six months ended June 30, 2003 from $348,000 for the six months ended June 30, 2002. This increase is primarily the result of increased miscellaneous part sales as our partners perform service work on Luminex instruments that are outside the Company's standard one-year warranty period.

         Gross Profit. Gross profit increased to $3.4 million for the six months ended June 30, 2003, as compared to $821,000 for the six months ended June 30, 2002. The gross margin rate increased to 32% for the six months ended June 30, 2003 from 15% for the six months ended June 30, 2002. The rate increase in gross margin was primarily attributable to reductions in our fixed costs as part of the restructuring efforts undertaken by the Company in 2002 and the allocation of our remaining fixed costs over a higher revenue base. In addition, the gross margin rate for the six months ended June 30, 2002 was adversely affected by the inclusion of costs associated with the cancellation or delay of inventory items. Our production schedule was adjusted during that period to reflect a lower rate of system orders.

         Research and Development Expense. Research and development expenses decreased to $1.7 million for the six months ended June 30, 2003 from $4.1 million for the comparable period in 2002. The decrease was primarily attributable to the elimination of expenditures related to RBM as of September 2002, coupled with the effects of our restructuring efforts in the fourth quarter of 2002. RBM research and development expenses totaled approximately $1.5 million for the first half of 2002. Specific components contributing to this net decrease, exclusive of the elimination of RBM expenditures during the first six months of 2003, were a reduction in research and development personnel costs of $796,000 and a reduction in professional fees of $149,000. We currently expect research and development expenses related to the ongoing development of our xMAP technology and consumables to be $1.0 to $1.5 million per quarter for the remainder of 2003 and $3.7 to $4.7 million on an annual basis for 2003.

         Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to $6.6 million for the six months ended June 30, 2003 from $10.0 million for the comparable period in 2002. The decrease was primarily attributable to our restructuring and cost control efforts and included reduced personnel costs of approximately $2.2 million, a decrease in consumable supplies of $148,000, a decrease in stock compensation expense of $340,000 and reductions in travel, entertainment and marketing expenses of $672,000. These expense reductions were partially offset by an increase of $328,000 in professional fees primarily related to the engagement of the strategic consulting firm to assist management in evaluating the core focus and operating plans for the Company. Selling, general and administrative expenses currently are expected to be in the range of $3.0 to $4.0 million per quarter for the remainder of 2003 and $12.6 to $14.6 million on an annual basis for 2003.

         Other Income, net. Other income decreased to $206,000 for the six months ended June 30, 2003 from $402,000 for the comparable period in 2002. The decrease was primarily attributable to a decrease in the average cash and short-term investment balances and a lower yield on the investment balances. The average rate on current invested balances fell to 1.0% at June 30, 2003 from 1.8% at June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we held cash and cash equivalents of $38.7 million and had working capital of $43.3 million. At December 31, 2002, we held cash and cash equivalents of $40.5 million and had working capital of $45.3 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

         Cash used in operations was $1.9 million for the six months ended June 30, 2003, compared with $8.8 million for the six months ended June 30, 2002. In the first quarter of 2003, we settled a pending lawsuit and entered into a full, final and complete release with our prior patent counsel, without an admission of liability or wrongdoing on the part of the defendants. As consideration for the settlement and release, the Company received approximately $1.8 million, net of legal and related costs and expenses. This cash infusion significantly offset payment of approximately $1.6 million in restructuring obligations, which were accrued in the fourth quarter of 2002. Additionally, we currently expect to receive an additional $600,000 in nonrefundable license fees from strategic partners during 2003. Such license fees are amortized into income over the life of the agreement.

         Our research and development expenses during the six months ended June 30, 2003 were $1.7 million. Research and development expenses related to the ongoing development of our xMap technology and consumables are currently expected to be in the range of $1.0 million to $1.5 million per quarter and between $3.7 million and $4.7 million on an annual basis for 2003.

         Selling, general and administrative expenses for 2003 should continue to be lower than 2002 primarily as a result of the restructuring efforts taken in the fourth quarter of 2002. We currently expect total selling, general and administrative expenses to be in the range $3.0 million to $4.0 million per quarter and $12.6 to $14.6 million for 2003.

         We have non-cancellable purchase commitments with certain of our component suppliers. Should our production requirements fall below the level of our commitments, we could be required to take delivery of inventory for which we have no immediate need or incur an increased cost per unit going forward. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We made a conscious effort to manage our inventory levels down in light of the relatively large balances on hand during the first half of 2002 and the lower volume of sales during 2002. The effort to manage our inventory, coupled with sales during the first half of 2003, placed a constraint on our ability to produce systems for sale. However, based on our current supply of certain long lead-time to deliver components, we believe the Company has the ability to meet delivery requirements for existing customer orders during the third quarter of 2003. We attempt to match our parts inventory and production capabilities to estimates of marketplace demand. To the extent system orders materially vary from our estimates, we may experience constraints in our systems delivery capacity, which would adversely impact revenue in a given fiscal period. Should the Company's need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials.

         We currently have approximately $3.4 million in non-cancellable obligations for the remainder of 2003. These obligations are included in our estimated cash usage during 2003.

                                                 REMAINING
                                                   2003         2004        2005       2006         2007      THEREAFTER     TOTAL
                                                 ---------    --------    --------    -------     --------    ----------    --------
Non-cancellable rental
    obligations...............................   $     385    $    770    $    794    $   806     $    824     $  1,980     $ 5,559
Non-cancellable purchase
    obligations................................      3,045       1,652           -          -            -            -       4,697
                                                 ---------    --------    --------    -------     --------    ----------    --------
Anticipated liquidity impact as of
    June 30, 2003.............................   $   3,430    $  2,422    $    794    $   806     $    824     $  1,980     $10,256
                                                 =========    ========    ========    =======     ========     ========     =======

         Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. Additionally, any actions taken based on recommendations of the strategic consulting firm hired in November 2002 to evaluate and refine the focus and operating plans for the Company could result in expenditures not currently contemplated in our estimates for 2003. We believe, however, that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital equipment requirements for 2003. Based upon our current operations, management anticipates total cash use for 2003, to be approximately $6.0 to $9.0 million, giving us an anticipated balance at December 31, 2003 of $31.0 to $34.0 million.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF APPROXIMATELY $78.9 MILLION AS OF JUNE 30, 2003.

         We have incurred significant net losses since our inception, including losses of $2.8 million for the six months ended June 30, 2003, $24.9 million in 2002 and $15.7 million in 2001. At June 30, 2003, we had an accumulated deficit of approximately $78.9 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash available to the Company. As of June 30, 2003, cash and cash equivalents totaled $38.7 million, a decrease of $1.8 million, from $40.5 million at December 31, 2002. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

OUR SUCCESS DEPENDS LARGELY ON THE ESTABLISHMENT OF MEANINGFUL AND SUCCESSFUL RELATIONSHIPS WITH OUR STRATEGIC PARTNERS.

         The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of June 30, 2003, we had 17 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the three and six months ended June 30, 3003, six customers represented 57% and 56% of the Company's revenue, respectively. The loss of any of our significant strategic partners, or any of our significant customers, would have a material adverse effect on our growth and future results of operations. Delays in implementation, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

         During 2002, there was a significant turnover of senior management, as eight officers ceased to be employed by the Company, including those whose employment terminated in connection with the September 2002 sale of RBM to a newly formed company headed by Dr. Mark Chandler, the Company's then chairman, chief executive officer and co-founder. In connection with Dr. Chandler's departure following the closing of the RBM transaction, Thomas W. Erickson was engaged in September 2002 to serve as Interim President and Chief Executive Officer while the Management Evaluation and Search Committee sought a new chief executive officer. Mr. Erickson is currently under contract with us through December 2003. Additionally, as a result of the management restructuring, certain of the remaining members of management have taken on additional responsibilities and the Company has employed interim personnel and third-party consultants to fill the vacated positions.

         We have reduced the overall work force from 164 at June 30, 2002 to 123 at June 30, 2003. The reduction in force was designed to reduce overhead costs and align staffing and personnel costs with the Company's current business. This reduction in force required remaining employees to assume additional responsibilities and, when combined with the changes in senior management, has created challenges in maintaining continuity of customer relationships, research and development and strategic planning for the Company.

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

         We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have non-cancelable purchase requirements with certain of our components suppliers which require us to take delivery of a minimum number of component parts for our products or the cost per unit will increase, which would adversely impact our gross margin. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We made a conscious effort to manage our inventory levels down in light of the relatively large balances on hand during the first half of 2002 and the lower volume of sales during 2002. The effort to manage our inventory, coupled with sales during the first half of 2003, placed a constraint on our ability to produce systems for sale. However, based on our current supply of certain long lead-time to deliver components, we believe the Company has the ability to meet delivery requirements for existing customer orders during the third quarter of 2003. We attempt to match our parts inventory and production capabilities to estimates of marketplace demand. To the extent system orders materially vary from our estimates, we may experience constraints in our systems delivery capacity, which would adversely impact revenue in a given fiscal period. Should the Company's need for raw materials and components used in productions continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials.

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

         We have obtained 15 patents in the United States and one in Japan directed to various aspects and applications of our technology. We have 17 pending applications in the United States and 24 in foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of "real time" detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

         We require our employees, consultants, strategic partners and other third parties to execute confidentiality agreements. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. In addition, the Company has implemented a patent process to file patent applications on its key technology. However, we cannot guarantee that these agreements or this patent process will provide us with adequate protection against improper use of our intellectual property or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary technology and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.

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

         Our directors and executive officers beneficially owned approximately 12% of our outstanding common stock as of August 8, 2003. These persons will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This ownership position could also delay or prevent a change in control of the Company even if beneficial to our stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since the majority of our investments are in short-term instruments held to maturity. A 25 basis point fluctuation from average investment returns at June 30, 2003 would yield an approximate 25% variance in overall investment return. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign customers, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.

ITEM 4. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our senior management, including our Interim President and Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Report. Based on that evaluation, our Interim President and Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) During the second quarter of 2003, we issued 20,400 shares of the Company's common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for an exercise price of $3.92 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2003 Annual Meeting of Stockholders, which was held on May 22, 2003, the stockholders of the Company elected G. Walter Loewenbaum II and Kevin M. McNamara to serve as a Class II director for a term of three years by the following votes:

                                                              Number of Shares
                                                           ----------------------
                                                              For        Withheld
                                                           ----------   ---------
G. Walter Loewenbaum..........................             23,160,976   3,996,638
Kevin M. McNamara.............................             23,616,201   3,541,413

         The other directors whose terms of office as a director continue after the meeting are as follows: C. Thomas Caskey, M.D., Robert J. Cresci, Fred C. Goad, Jr., Laurence E. Hirsch, Jim D. Kever and William L. Roper, M.D.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

EXHIBIT
NUMBER                               DESCRIPTION OF DOCUMENTS
-------                              ------------------------
 10.1             Second Amendment to Management Services Agreement by and
                  between Luminex Corporation and Thomas W. Erickson, effective as of September 1, 2003.

 31.1 Certification by CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification by CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     A Form 8-K was filed April 21, 2003 relating to the Company's April 21, 2003 press release setting forth the Company's first quarter 2003 earnings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

                              LUMINEX CORPORATION

                               By:      /s/ HARRISS T. CURRIE
                                  ----------------------------------------------
                                   Harriss T. Currie
                                   Acting Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

                               By:      /s/ THOMAS W. ERICKSON
                                  ----------------------------------------------
                                   Thomas W. Erickson
                                   Interim President and Chief Executive Officer (Principal Executive Officer)