Form 10-Q
period 2003-09-30
LUMINEX CORP
filed 2003-11-14
CIK 1033905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

for the quarterly period ended September 30, 2003

OR

/  / Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

for the transition period from ________________ to _______________.

Commission File No. 000-30109

LUMINEX CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	74-2747608 (I.R.S. Employer Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS (Address of principal executive offices)	78727 (Zip Code)

(512) 219-8020
(Registrant’s telephone number, including area code)

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

     There were 30,228,879 shares of the Company’s Common Stock, par value $.001 per share, outstanding on November 10, 2003.

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,163	$40,482
Accounts receivable, net	4,187	2,460
Inventory, net	4,699	6,764
Other	930	773

Total current assets	49,979	50,479
Property and equipment, net	1,762	2,397
Other	913	747

Total assets	$52,654	$53,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,819	$1,080
Accrued liabilities	1,766	3,107
Deferred revenue	954	971

Total current liabilities	4,539	5,158
Deferred revenue	3,382	2,894

Total liabilities	7,921	8,052

Stockholders’ equity:
Common stock	30	29
Additional paid-in capital	124,537	121,702
Accumulated other comprehensive loss	(187)	(79)
Accumulated deficit	(79,647)	(76,081)

Total stockholders’ equity	44,733	45,571

Total liabilities and stockholders’ equity	$52,654	$53,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenue	$7,119	$3,582	$17,863	$9,046
Cost of revenue	4,275	2,969	11,602	7,612

Gross profit	2,844	613	6,261	1,434
Operating expenses:
Research and development	688	1,245	2,400	5,382
Selling, general and administrative	3,010	5,212	9,566	15,163

Total operating expenses	3,698	6,457	11,966	20,545

Loss from operations	(854)	(5,844)	(5,705)	(19,111)
Other income, net	93	168	299	569
Settlement of litigation	—	—	1,840	—

Net loss	$(761)	$(5,676)	$(3,566)	$(18,542)

Net loss per share, basic and diluted	$(0.03)	$(0.19)	$(0.12)	$(0.63)

Shares used in computing net loss per share, basic and diluted	29,829	29,400	29,670	29,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Operating activities:
Net loss	$(761)	$(5,676)	$(3,566)	$(18,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264	367	860	1,200
Stock based compensation and other	33	1,741	196	2,236
Changes in operating assets and liabilities:
Accounts receivable, net	(1,095)	692	(1,727)	5,094
Inventory, net	(50)	1,249	2,065	1,092
Other assets	327	218	(175)	(269)
Accounts payable	(109)	442	739	(1,174)
Accrued liabilities	129	(471)	(1,341)	(168)
Deferred revenue	690	717	471	1,016

Net cash used in operating activities	(572)	(721)	(2,478)	(9,515)

Investing activities:
Purchase of property and equipment	(57)	(72)	(198)	(1,109)
Net maturities of short-term investments	—	—	—	16,122
Investment	—	(1,100)	—	(1,100)
Other investing activities	—	125	(181)	50

Net cash (used in) provided by investing activities	(57)	(1,047)	(379)	13,963

Financing activities:
Proceeds from issuance of common stock	2,120	251	2,646	929

Net cash provided by financing activities	2,120	251	2,646	929

Effect of foreign currency exchange rate on cash	(24)	6	(108)	(34)
Change in cash and cash equivalents	1,467	(1,511)	(319)	5,343
Cash and cash equivalents, beginning of period	38,696	41,784	40,482	34,930

Cash and cash equivalents, end of period	$40,163	$40,273	$40,163	$40,273

Supplemental disclosure of non-cash activity:
Transfer of assets to investment	$—	$452	$—	$452

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - INVENTORY, NET

     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Parts and supplies	$4,087	$6,995
Work-in-progress	1,239	304
Finished goods	603	965

	5,929	8,264
Less: Allowance for excess and obsolete inventory	(1,230)	(1,500)

	$4,699	$6,764

NOTE 3 - ACCRUED WARRANTY COSTS

     Sales of the Company’s systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data and includes this reserve in accrued liabilities. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically. Warranty expenses and accruals for the nine months ended September 30, 2003 were as follows (in thousands):

Accrued warranty costs at December 31, 2002	$312
Warranty expenses	(401)
Accrual for warranty costs	654

Accrued warranty costs at September 30, 2003	$565

NOTE 4 - BUSINESS RESTRUCTURING COSTS

     In November 2002, the Company’s management approved a business restructuring plan to reduce headcount and infrastructure. As of September 30, 2003, the Company has completed the business restructuring plan and no other expenditures are expected. Components of the business restructuring charges through September 30, 2003 were as follows (in thousands):

	Employee	Facility
	Separation Costs	Restructuring Costs	Totals

Total business restructuring costs	$1,401	$928	$2,329
Cash activitiy	(364)	—	(364)
Non-cash activitiy	—	(136)	(136)

Balance at December 31, 2002	1,037	792	1,829
Cash activity	(850)	(792)	(1,642)
Non-cash activity	(100)	—	(100)

Balance at March 31, 2003	87	—	87
Adjustment to accrual	(52)	—	(52)

Balance at June 30, 2003	35	—	35
Cash activity	(15)	—	(15)
Adjustment to accrual	(20)	—	(20)

Balance at September 30, 2003	$—	$—	$—

NOTE 5 - SETTLEMENT OF LITIGATION

     As a result of a procedural omission, the Company is unable to pursue a patent in Japan, which corresponds to some of the Company’s issued U.S. patents related to the Company’s method of “real time” detection and quantification of multiple analytes from a single sample. On January 31, 2000, the Company filed a lawsuit in Travis County, Texas state district court alleging negligence and breach of contract on the part of the defendants in this matter. On March 7, 2003, the parties executed a full, final and complete release regarding such action, without an admission of liability or wrongdoing on the part of the defendants. As consideration in connection with the settlement and release, the Company received approximately $1.8 million, net of legal and related costs and expenses.

NOTE 6 - INVESTMENT

     On September 5, 2002, the Company completed the sale of its Rules-Based Medicine™ research and development project. In addition to the sale of assets, the Company entered into a Development and Supply Agreement pursuant to which the Company licensed the Company’s proprietary xMAP® technology to RBM Acquisition, Inc. (“RBM”) and agreed to sell RBM instruments and microspheres. In exchange for $1.1 million of cash and cash related items, property and equipment (with a net book value of $452,000) and assumption of certain liabilities by RBM, the Company received 990,000 shares of Series A Preferred Stock of RBM, with a liquidation value of approximately $4.4 million, and 901,000 shares of RBM common stock, representing a 10% equity interest in RBM that is not subject to dilution except subsequent to a qualified public offering by RBM. The carrying value of the investment in RBM was evaluated as permanently impaired at December 31, 2002. As a result, the Company recognized $1.6 million in impairment charges for the year ended December 31, 2002.

NOTE 7 - NET LOSS PER SHARE

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

     The Company has excluded all potentially dilutive securities such as convertible preferred stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company’s net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 2,210,320 and 2,378,484 for the three and nine months ended September 30, 2003, respectively, and 2,105,670 and 1,919,491 for the three and nine months ended September 30, 2002, respectively.

NOTE 8 - STOCK BASED COMPENSATION

     During the three and nine month periods ended September 30, 2003 and 2002, the Company granted options to purchase shares of common stock and recorded stock compensation expense related to these issuances as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Options granted	62,000	72,250	1,404,500	971,250
Range of exercise prices	$5.14 - $6.79	$6.81 - $8.00	$4.00 - $6.79	$6.37 - $18.00
Stock compensation expense related to issuance of options	$33,000	$160,000	$190,000	$520,000

     In connection with the transaction discussed in Note 6, the Company extended the exercise period of fully vested options by the former Company employees who left to join RBM for the lesser of two years or the stated expiration of such vested options. As a result, the Company incurred a one-time, non-cash stock compensation charge in the third quarter of 2002 in connection with the RBM transaction of approximately $1.6 million.

     SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

     SFAS No. 123 allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black-Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.9	0.9	0.9	0.9
Risk-free rate of return	5.0%	5.0%	5.0%	5.0%
Expected life	10 yrs	10 yrs	10 yrs	10 yrs
Weighted average fair value at grant date	$4.58	$6.15	$4.23	$6.23

     For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting periods. Because, for pro forma purposes, the estimated fair value of the Company’s employee stock options is treated as if amortized to expense over the options’ vesting period, the effects of applying SFAS No. 123 for pro forma disclosure are not necessarily indicative of future amounts (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(761)	$(5,676)	$(3,566)	$(18,542)
Add: Stock based employee compensation expense included in reported net loss	—	1,597	—	1,732
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,554)	(2,075)	(4,218)	(7,423)

Pro forma net loss	$(2,315)	$(6,154)	$(7,784)	$(24,233)

Earnings per share
Basic and Diluted - as reported	$(0.03)	$(0.19)	$(0.12)	$(0.63)
Basic and Diluted - pro forma	$(0.08)	$(0.21)	$(0.26)	$(0.83)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 9 - COMPREHENSIVE LOSS

     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive loss is comprised of net loss and foreign currency translation. Comprehensive loss for the three months ended September 30, 2003 and 2002 was approximately $786,000 and $5.7 million, respectively. Comprehensive loss for the nine months ended September 30, 2003 and 2002 was approximately $3.7 million and $18.6 million, respectively.

NOTE 10 - GUARANTEES

     The terms and conditions of the Company’s development and supply and license agreements with its partners generally provide for a limited indemnification of such partners, arising from the sale of Luminex systems and consumables, against losses, expenses and liabilities resulting from third-party claims based on an alleged infringement on an intellectual property right of such third party. The terms of such indemnification provisions generally limit the scope of and remedies for such indemnification obligations. To date, the Company has not had to reimburse any of its partners for any losses arising from such indemnification obligations.

NOTE 11 - ADOPTION OF NEW ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after September 15, 2003.

     Although the Company does not believe the full adoption of FIN 46 will have any effect on its financial position or results of operations, the Company cannot make any definitive conclusion until it completes its evaluation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this Report, our Annual Report on Form 10-K for the year ended December 31, 2002 and “Factors That May Affect Future Results” included in this Report.

SAFE HARBOR CAUTIONARY STATEMENT

     All statements in this Report that do not discuss past results are forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements. All statements which address our outlook for our businesses and their respective markets, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. Forward-looking statements are based on management’s current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled “Factors That May Affect Future Results” included in this Report. Specific uncertainties which could cause our actual results to differ materially from those projected include risks and uncertainties relating to market demand and acceptance, the dependence on strategic partners for development, commercialization and distribution of products, fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, our ability to scale up manufacturing operations, potential shortages of components, competition, the timing of regulatory approvals and any modification of the Company’s operating plan in response to its ongoing evaluation of its business and search for a new chief executive officer. We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

OVERVIEW

     During 2003, we (i) have experienced significant increases in revenue versus the prior year, (ii) have realized the benefits of the cost control measures that were taken in 2002 and (iii) have received the final report from a strategic consulting firm with extensive experience in the life sciences industry to assist management in evaluating and refining the core focus and operating plans for the Company. In addition, the Management Evaluation and Search Committee, with the assistance of a management recruiting firm, continues to evaluate candidates for the Company’s chief executive officer position. The revenues for 2003 have been positively affected by commercial launches by several of our partners and an intensification of efforts by other partners that were previously commercial. The intensification was a result of an expansion of available product offerings from our partners to address increasing demand for multiplexing in the marketplace. These strides by our partners have resulted in an increase in system placements and the corresponding installed base followed by growth in revenues generated from the sale of consumables and royalties. Continued growth remains dependent upon the collective efforts of our partners and Luminex to place commercial systems. As a result of our concerted efforts to adjust our operating expenses to an appropriate level relative to our revenue base, we have experienced a decline in operating expenses compared to the prior year. We currently expect our operating expenses to increase incrementally as we continue to invest in research and development and implement our formal marketing plan. Our internal research and development efforts are primarily focused on improving our systems and software. Secondarily, we are exploring the development, either internally or outsourced, of a next generation system. Lastly, the strategic study has identified and allowed the Company to focus on those segments of the marketplace where we believe we have the highest competitive advantage, and we have begun to execute on the results of the study.

     For the nine months ended September 30, 2003 and 2002, we had net losses of approximately $3.6 million and $18.5 million, respectively. For the quarters ended September 30, 2003 and 2002, the net losses were approximately $761,000 and $5.7 million, respectively. We currently expect to continue experiencing quarterly net losses and anticipate that our quarterly results of operations will fluctuate for the foreseeable future as a result of several factors, including the risks discussed below in this Report under the heading “Factors That May Affect Future Results.” Our limited operating history, customer concentration and continued fluctuations in buying patterns of our strategic partners make accurate predictions of future operations difficult.

     Our ability to achieve sustained profitability continues to depend upon our ability to establish meaningful and successful strategic partnership arrangements with companies that will (i) develop and market products incorporating our technology and (ii) market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. Through September 30, 2003, we have 19 strategic partners who are paying royalties and have either released commercialized products based on the Luminex platform or are reselling our products. Our strategic partner relationships accounted for 92% of the Company’s revenues for the third quarter of 2003 and 77% for the third quarter of 2002. Furthermore, for the three and nine months ended September 30, 2003, six customers represented 65% and 62% of the Company’s revenue, respectively. The loss of any of our significant strategic partners, or any of our significant customers, would have a material adverse effect on our growth and future results of operations. Delays in implementation, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

     We believe actions taken during 2002 to right size our infrastructure and reduce the cash burn rate have allowed, and will continue to allow, management to further develop our technology, more effectively deliver our products and serve our customers’ needs. In the near future, we anticipate, among other things: (i) hiring a new chief executive officer, (ii) continuing to improve our customer and strategic partner relationships and (iii) continuing to refine our strategic and operating focus. In September 2003, the Company engaged an additional search firm to assist in the search for a new chief executive officer. The results of the strategic study completed earlier this year coupled with a refinement and focus of efforts should provide a more concise framework from which to identify qualified candidates.

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

     We believe the following represent our critical accounting policies:

-	Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time our product is shipped. We expect that each system’s sale will generate a recurring revenue stream from the sale of consumable products. Royalty revenue is generated when a partner sells products incorporating our technology or provides testing services to third parties using our technology. Royalty revenue is recognized as it is reported to us by our partners, and payment is typically submitted concurrently with the report. We also sell to our customers extended service contracts for maintenance and support of our products. Revenue for service contracts is recognized ratably over the term of the agreement. For the three and nine months ended September 30, 2003, six customers represented 65% and 62% of the Company’s revenue, respectively. We believe these customer relationships continue to be good; however, the loss of a significant customer, a significant reduction in product purchases or financial difficulty for a significant customer could have a material adverse effect on our business, financial condition and results of operations. We believe these customers will continue as significant customers for the remainder of 2003.

Total deferred revenue as of September 30, 2003 was $4.3 million (up from $3.9 million at December 31, 2002) and consisted of (i) unamortized license fees in the amount of $2.6 million, (ii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $1.1 million, (iii) unamortized revenue related to extended service contracts in the amount of $430,000, (iv) payments received for sales to customers with rights of return that had not yet expired in the amount of $123,000 and (v) unearned customer discounts that are being accrued based on expected sales volume in the amount of $110,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.

-	Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At September 30, 2003, there were two major components of the allowance for excess and obsolete inventory. First, the Company has a specific reserve for inventory components that we no longer use in the manufacture of our systems. Second, we have a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales. The Company believes that its inventory is properly valued based on current market conditions.

-	We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues we have identified. While such credit losses historically have been within our expectations, there can be no assurance we will continue to experience the same level of credit losses that we have in the past. A significant change in the liquidity or financial position of any one of our significant customers, or a deterioration in the economic environment, in general, could have a material adverse impact on the collectibility of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     Revenue. Total revenue increased to $7.1 million for the three months ended September 30, 2003 from $3.6 million for the comparable period in 2002. The increase was primarily attributable to increased system and consumable sales.

     A breakdown of revenue for the three months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended
	September 30,

	2003	2002

System sales	$3,989	$1,749
Consumable sales	2,007	1,266
Service contracts	262	239
Royalty revenue	400	181
Other revenue	461	147

	$7,119	$3,582

     System and peripheral component sales increased to $4.0 million for the three months ended September 30, 2003 from $1.7 million for the third quarter of 2002. System placements increased to 170 for the third quarter of 2003 as compared to 68 placements for the corresponding prior year period. The increase in system placements is primarily the result of commercial launches by several of our partners and an intensification of efforts by other partners that were previously commercial.

     Consumable sales, comprised of microspheres and sheath fluid, increased to $2.0 million during the third quarter of 2003 from $1.3 million for the third quarter of 2002. The increase is primarily the result of the increased installed base of commercial Luminex systems as compared to the prior year period. In addition, during the quarter we had six bulk purchases totaling approximately $1.4 million as compared with one bulk purchase of approximately $500,000 in the corresponding prior year period. Bulk purchases are purchases of microspheres or sheath fluid by an individual strategic partner that in the aggregate are more than $100,000.

     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $262,000 during the third quarter of 2003 from $239,000 for the third quarter of 2002. This increase is attributable to increased sales of extended service agreements, which is a result of the increase in the commercial base of Luminex systems as compared to the prior year period. At September 30, 2003, we had 191 Luminex systems covered under extended service agreements.

     Royalty revenue increased to $400,000 during the three months ended September 30, 2003 from $181,000 for the three months ended September 30, 2002. This increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base of Luminex systems as compared to the prior year period. For the three months ended September 30, 2003, we had 19 commercial partners report royalties as compared with 11 for the three months ended September 30, 2002. Additionally, the 11 partners for whom we recognized $181,000 in royalties for the third quarter of 2002 represented approximately $339,000 of the third quarter 2003 total, an increase of approximately 87% over their prior year payments. Three of our partners reported royalties totaling approximately $225,000, or 56% of the total royalties for the current period.

     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and other special project revenues increased to $461,000 for the three months ended September 30, 2003 from $147,000 for the three months ended September 30, 2002. This increase is primarily the result of increased miscellaneous part sales to our partners that perform service work on Luminex systems that are outside the Company’s standard one-year warranty period.

     Gross Profit. Gross profit increased to $2.8 million for the three months ended September 30, 2003, as compared to $613,000 for the three months ended September 30, 2002. Gross margin (gross profit as a percentage of total revenue) increased to 40% for the three months ended September 30, 2003 from 17% for the three months ended September 30, 2002. The rate increase in gross margin was primarily attributable to two factors: (i) reductions in our fixed costs as part of the restructuring efforts undertaken by the Company in 2002 and the allocation of our remaining fixed costs over a higher revenue base and (ii) gross margin for the three months ended September 30, 2002 was adversely affected by a charge taken to allow for slow moving inventory items and inventory items no longer used in production.

     Research and Development Expense. Research and development expenses decreased to $688,000 for the three months ended September 30, 2003 from $1.2 million for the comparable period in 2002. The decrease was primarily attributable to the effects of our restructuring efforts in the fourth quarter of 2002 and the elimination of expenditures related to our Rules-Based Medicine research and development project (“RBM”) as of September 2002. RBM expenses totaled approximately $233,000 for the third quarter of 2002. Exclusive of the elimination of RBM expenditures during the third quarter of 2003, the reduction in research and development personnel costs of $188,000 was the primary factor in the expense reduction. We currently expect research and development expenses related to the ongoing development of our xMAP technology and consumables to be in the range of $800,000 to $1.2 million for the fourth quarter of 2003 and $3.2 to $3.6 million for the year ended December 31, 2003.

     Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to $3.0 million for the three months ended September 30, 2003 from $5.2 million for the comparable period in 2002. The decrease was primarily attributable to our restructuring and cost control efforts and included a decrease in stock compensation expense of $1.7 million and other reductions of approximately $500,000. Stock compensation expense of $1.8 million in the third quarter of 2002 was primarily related to the sale of our RBM business unit. Selling, general and administrative expenses currently are expected to be in the range of $3.0 to $4.0 million for the fourth quarter of 2003 and $12.6 to $13.6 million for the year ended December 31, 2003.

     Other Income, net. Other income decreased to $93,000 for the three months ended September 30, 2003 from $168,000 for the comparable period in 2002. The decrease was primarily attributable to a decrease in the average cash and cash equivalents balances and a lower yield on the investment balances. The average rate on current invested balances fell to 1.0% at September 30, 2003 from 1.8% at September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenue. Total revenue increased to $17.9 million for the nine months ended September 30, 2003 from $9.0 million for the comparable period in 2002. The increase was primarily attributable to increased system and consumable sales.

     A breakdown of revenue for the nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Nine Months Ended
	September 30,

	2003	2002

System sales	$10,512	$4,605
Consumable sales	4,419	2,981
Service contracts	780	541
Royalty revenue	904	426
Other revenue	1,248	493

	$17,863	$9,046

     System and peripheral component sales increased to $10.5 million for the nine months ended September 30, 2003 from $4.6 million for the corresponding prior year period. System placements increased to 442 for the nine months ended September 30, 2003 as compared to 164 placements for the corresponding prior year period. The increase in system placements is primarily the result of commercial launches by several of our partners and an intensification of efforts by other partners that were previously commercial.

     Consumable sales, comprised of microspheres and sheath fluid, increased to $4.4 million during the nine months ended September 30, 2003 up from $3.0 million for the first three quarters of 2002. The increase is primarily the result of the increased installed base of commercial Luminex systems as compared to the prior year period. In addition, during the nine months ended September 30, 2003 we had 13 bulk purchases totaling approximately $2.2 million as compared with five bulk purchases totaling approximately $1.1 million in the corresponding prior year period.

     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $780,000 during the first three quarters of 2003 from $541,000 for the corresponding prior year period. This increase is attributable to increased sales of extended service agreements, which is a result of the increase in the commercial base of Luminex systems as compared to the prior year period.

     Royalty revenue increased to $904,000 during the nine months ended September 30, 2003 from $426,000 for the nine months ended September 30, 2002. This increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base of Luminex systems as compared to the prior year. For the nine months ended September 30, 2003, we had 19 commercial partners report royalties as compared with 12 for the nine months ended September 30, 2002. Additionally, the 12 partners for whom we recognized $426,000 in royalties for the nine months ended September 30, 2002 represented approximately $823,000 of the total for the nine months ended September 30, 2003, an increase of approximately 93% over their prior year payments. Three of our partners reported royalties totaling approximately $465,000, or 52% of the total royalties for the current period.

     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and other special project revenues increased to $1.2 million for the nine months ended September 30, 2003 from $493,000 for the nine months ended September 30, 2002. This increase is primarily the result of increased miscellaneous part sales to our partners that perform service work on Luminex systems that are outside the Company’s standard one-year warranty period.

     Gross Profit. Gross profit increased to $6.3 million for the nine months ended September 30, 2003, as compared to $1.4 million for the nine months ended September 30, 2002. Gross margin increased to 35% for the nine months ended September 30, 2003 from 16% for the nine months ended September 30, 2002. The rate increase in gross margin was primarily attributable to two factors: (i) reductions in our fixed costs as part of the restructuring efforts undertaken by the Company in 2002 and the allocation of our remaining fixed costs over a higher revenue base and (ii) gross margin for the nine months ended September 30, 2002 was adversely affected by the inclusion of costs associated with the cancellation or delay of inventory items in the second quarter and a charge taken to allow for slow moving inventory items and inventory items no longer used in production in the third quarter. Our production schedule was adjusted during that period to reflect a lower expected rate of system orders.

     Research and Development Expense. Research and development expenses decreased to $2.4 million for the nine months ended September 30, 2003 from $5.4 million for the comparable period in 2002. The decrease was primarily attributable to the effects of our restructuring efforts in the fourth quarter of 2002 and to the elimination of expenditures related to RBM as of September 2002. RBM research and development expenses totaled approximately $1.8 million for the first three quarters of 2002. Specific components contributing to this net decrease, exclusive of the elimination of RBM expenditures during the first nine months of 2003, were a reduction in research and development personnel costs of $984,000 and a reduction in professional fees of $163,000.

     Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to $9.6 million for the nine months ended September 30, 2003 from $15.2 million for the comparable period in 2002. The decrease was primarily attributable to our restructuring and cost control efforts and included reduced personnel costs of approximately $2.2 million, a decrease in stock compensation expense of $2.1 million, reductions in travel, entertainment and marketing expenses of $863,000 and other reductions of approximately $700,000. These expense reductions were partially offset by an increase of $160,000 in professional fees primarily related to the engagement of the strategic consulting firm to assist management in evaluating the core focus and operating plans for the Company. Stock compensation expense of $2.3 million for the first three quarters of 2002 was primarily related to the sale of our RBM business unit.

     Other Income, net. Other income decreased to $299,000 for the nine months ended September 30, 2003 from $569,000 for the comparable period in 2002. The decrease was primarily attributable to a decrease in the average cash and short-term investment balances and a lower yield on the investment balances. The average rate on current invested balances fell to 1.0% at September 30, 2003 from 1.8% at September 30, 2002.

     Settlement of Litigation. As a result of a procedural omission, we are unable to pursue a patent in Japan which corresponds to some of our issued U.S. patents related to our method of “real time” detection and quantification of multiple analytes from a single sample. On January 31, 2000, we filed a lawsuit in Travis County, Texas state district court alleging negligence and breach of contract on the part of our prior patent counsel in this matter. On March 7, 2003, we reached a settlement with the defendants and executed and entered into a full, final and complete release regarding such action, without an admission of liability or wrongdoing on the part of the defendants. As consideration in connection with the settlement and release, the Company received approximately $1.8 million, net of legal and related costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, we held cash and cash equivalents of $40.2 million and had working capital of $45.4 million. At December 31, 2002, we held cash and cash equivalents of $40.5 million and had working capital of $45.3 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

     Cash used in operations was $2.5 million for the nine months ended September 30, 2003, compared with $9.5 million for the nine months ended September 30, 2002. In the first quarter of 2003, we settled a pending lawsuit and entered into a full, final and complete release regarding such action, without an admission of liability or wrongdoing on the part of the defendants. As consideration for the settlement and release, the Company received approximately $1.8 million, net of legal and related costs and expenses. This cash infusion, as well as proceeds of $2.6 million from stock option exercises, significantly offset the net loss of $3.6 million for the first nine months of 2003 and payment of approximately $1.6 million in restructuring obligations (which were accrued in the fourth quarter of 2002). Additionally, we have received $1.2 million in nonrefundable license fees from strategic partners during 2003. Such license fees are amortized into income over the life of the agreement.

     Our research and development expenses during the nine months ended September 30, 2003 were $2.4 million. Research and development expenses related to the ongoing development of our xMap technology and consumables are currently expected to be in the range of $800,000 to $1.2 million for the fourth quarter of 2003 and $3.2 to $3.6 million for the year ended December 31, 2003.

     Selling, general and administrative expenses for 2003 should continue to be lower than 2002 primarily as a result of the restructuring efforts taken in the fourth quarter of 2002. We currently expect total selling, general and administrative expenses to be in the range $3.0 to $4.0 million for the fourth quarter of 2003 and $12.6 to $13.6 million for the year ended December 31, 2003.

     We have non-cancellable purchase commitments with certain of our component suppliers. Should our production requirements fall below the level of our commitments, we could be required to take delivery of inventory for which we have no immediate need or incur an increased cost per unit going forward. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We made a conscious effort to manage our inventory levels down in light of the relatively large balances on hand during the first nine months of 2002 and the lower volume of sales during 2002. The effort to manage our inventory, coupled with sales during the first nine months of 2003, placed a constraint on our ability to produce systems for sale. We have taken steps to increase our manufacturing capacity, primarily by increasing the size of our component orders, in response to the increase in demand for our systems. While we attempt to match our parts inventory and production capabilities to estimates of marketplace demand, to the extent system orders materially vary from our estimates, we may experience continued constraints in our systems production and delivery capacity, which could adversely impact revenue in a given fiscal period. Should the Company’s need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials.

     We currently have approximately $2.4 million in non-cancellable obligations for the remainder of 2003. These obligations are included in our estimated cash usage during 2003.

	Remaining
	2003	2004	2005	2006	2007	Thereafter	Total

Non-cancellable rental obligations	$192	$770	$794	$806	$824	$1,980	$5,366
Non-cancellable purchase obligations	2,200	8,138	—	—	—	—	10,338

Anticipated liquidity impact as of September 30, 2003	$2,392	$8,908	$794	$806	$824	$1,980	$15,704

     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. Additionally, any actions taken based on recommendations of the strategic consulting firm hired in November 2002 to evaluate and refine the focus and operating plans for the Company could result in expenditures not currently contemplated in our estimates. We believe, however, that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital equipment requirements through 2004. Based upon our current operations, management anticipates total cash use for fiscal 2003 to be approximately $2.0 to $3.5 million, giving us an anticipated balance at December 31, 2003 of $37.0 to $38.5 million.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and an accumulated deficit of approximately $79.6 million as of September 30, 2003.

     We have incurred significant net losses since our inception, including losses of $3.6 million for the nine months ended September 30, 2003, $24.9 million in 2002 and $15.7 million in 2001. At September 30, 2003, we had an accumulated deficit of approximately $79.6 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash available to the Company. As of September 30, 2003, cash and cash equivalents totaled $40.2 million, a decrease of $319,000 from $40.5 million at December 31, 2002. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

Our success depends largely on the establishment of meaningful and successful relationships with our strategic partners. Currently, a limited number of strategic partners constitute a majority of our revenue and the loss of any one partner could have a material adverse effect on the Company.

     The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of September 30, 2003, we had 19 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the three and nine months ended September 30, 2003, six customers represented 65% and 62% of the Company’s revenue, respectively. The loss of any of our significant strategic partners, or any of our significant customers, would have a material adverse effect on our growth and future results of operations. Delays in implementation, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

     The vast majority of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot predict future sales and royalty revenues because our existing strategic partner agreements do not include minimum purchase requirements. In addition, we do not have the right or ability to provide incentives to our strategic partners’ sales personnel to sell products based on xMAP technology or to control the timing of the release of products by our strategic partners. The amount of these revenues will depend on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

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

     In March 2002, we created a Management Evaluation and Search Committee to evaluate our existing management team and organizational structure and to provide recommendations regarding changes and additions to our management team and organizational structure, if deemed appropriate. From that process (which is ongoing), we are actively seeking a new chief executive officer and have engaged in significant staff reductions (including restructuring our management team and organizational structure during 2002) to align our operating costs with the Company’s current business.

     During 2002, there was a significant turnover of senior management. Thomas W. Erickson was engaged in September 2002 to serve as Interim President and Chief Executive Officer while the Management Evaluation and Search Committee sought a new chief executive officer. Mr. Erickson is currently under contract with us through December 2003. In September 2003, the Company engaged an additional search firm to assist in the search for a new chief executive officer. The results of the strategic study completed earlier this year coupled with a refinement and focus of efforts should provide a more concise framework from which to identify qualified candidates.

     We have reduced the overall work force from 149 at September 30, 2002 to 126 at September 30, 2003. The reduction in force was designed to reduce overhead costs and align staffing and personnel costs with the Company’s current business. This reduction in force required remaining employees to assume additional responsibilities and, when combined with the changes in senior management, has created challenges in maintaining continuity of customer relationships, research and development and strategic planning for the Company.

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

     The sale of bioassay testing devices typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycle associated with our products typically is lengthy and subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews that are beyond our control. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter. We expect this trend to continue for the foreseeable future.

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

     We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have non-cancellable purchase requirements with certain of our components suppliers which require us to take delivery of a minimum number of component parts for our products or the cost per unit will increase, which would adversely impact our gross margin. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We made a conscious effort to manage our inventory levels down in light of the relatively large balances on hand during the first nine months of 2002 and the lower volume of sales during 2002. The effort to manage our inventory, coupled with sales during the first nine months of 2003, placed a constraint on our ability to produce systems for sale. We have taken steps to increase our manufacturing capacity, primarily by increasing the size of our component orders, in response to the increase in demand for our systems. While we attempt to match our parts inventory and production capabilities to estimates of marketplace demand, to the extent system orders materially vary from our estimates, we may experience continued constraints in our systems production and delivery capacity, which could adversely impact revenue in a given fiscal period. Should the Company’s need for raw materials and components used in productions continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials.

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

     We have obtained 15 patents in the United States and one in Japan directed to various aspects and applications of our technology. We have 17 pending applications in the United States and 22 in foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

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

     In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. These legal proceedings could be expensive, take significant time and divert management’s attention from other business concerns. If we lose, we may lose the benefit of some of our intellectual property rights, the loss of which may inhibit or preclude our ability to exclude certain competitors from the market. We also may provoke these third parties to assert claims against us. The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents like ours.

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

     Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA quality system regulations and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002. Subsequent audits are carried out at nine-month intervals to ensure we maintain our system in substantial compliance with ISO standards. Failure to maintain compliance with FDA regulations and ISO registration could reduce our competitive advantage in the international market and also decrease satisfaction and confidence levels with our partners.

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

     In addition, the stock market in general, and The Nasdaq Stock Market and the market for technology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since the majority of our investments are in short-term instruments held to maturity. A 25 basis point fluctuation from average investment returns at September 30, 2003 would yield an approximate 25% variance in overall investment return. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign customers, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our senior management, including our Interim President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our Interim President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  During the third quarter of 2003, we issued 540,600 shares of the Company’s common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for an exercise price of $3.92 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit
Number	Description of Documents

10.1	Amendment to Second Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson.

31.1	Certification by CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

     A Form 8-K was filed July 23, 2003 relating to the Company’s July 23, 2003 press release setting forth the Company’s second quarter 2003 earnings.

     Subsequent to the end of the third quarter, a Form 8-K was filed on October 22, 2003 relating to the Company’s October 22, 2003 press release setting forth the Company’s third quarter 2003 earnings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION

Date: November 13, 2003

	By:	/s/ HARRISS T. CURRIE

Harriss T. Currie
Chief Financial Officer (Principal Financial and
Accounting Officer)

	By:	/s/ THOMAS W. ERICKSON
Thomas W. Erickson
Interim President and Chief Executive Officer
(Principal Executive Officer)

S-1