Form 10-K
period 2003-12-31
LUMINEX CORP
filed 2004-03-15
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No. 000-30109

LUMINEX CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)

(512) 219-8020
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

COMMON STOCK, PAR VALUE $0.001
RIGHTS TO PURCHASE SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, PAR VALUE $0.001
(TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ☒ No ☐

     Based on the closing sale price of common stock on The Nasdaq Stock Market on March 10, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $236,658,682. Excludes an aggregate of 2,882,688 shares of common stock held by officers and directors.

     There were 30,562,066 shares of the Company’s Common Stock, par value $.001 per share, outstanding on March 9, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

Safe Harbor Cautionary Statement

     All statements in this report that do not discuss past results are forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements. All statements which address our outlook for our businesses and their respective markets, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. Forward-looking statements are based on management’s current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled “Risk Factors” included in this Annual Report on Form 10-K. Specific uncertainties which could cause our actual results to differ materially from those projected include risks and uncertainties relating to market demand and acceptance of Luminex’s products, the dependence on strategic partners for development, commercialization and distribution of products, fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, our ability to scale-up manufacturing operations, potential shortages of components, competition, regulatory compliance and the timing of regulatory approvals, the ability of the Company and its partners to adequately service the installed base of Luminex 100 Systems and any modification of the Company’s operating plan in response to its recent evaluation of its business and continued search for a new chief executive officer. We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

     Luminex® and xMAP® are trademarks of Luminex Corporation. This report also refers to trademarks, service marks and trade names of other organizations.

ii

PART I.

ITEM 1. BUSINESS

Overview

     Luminex Corporation manufactures and markets products incorporating a proprietary technology that advances and simplifies biological testing for the life sciences industry. The life sciences industry depends on a broad range of tests, called bioassays, to perform diagnostic tests, discover and develop new drugs and identify genes. Our xMAP technology allows our Luminex 100 System to simultaneously perform up to 100 bioassays on a single drop of fluid by reading biological tests taking place on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, protein analysis and biomedical research.

     Luminex was incorporated in May 1995 and began commercial production of our Luminex 100 System in 1999. Our shares of common stock are traded on The Nasdaq Stock Market under the symbol “LMNX.”

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

Industry Background

     The life sciences industry uses bioassays to detect the presence of certain biochemicals, proteins or genes in a sample. Drug discovery, genetic analysis, pharmacogenomics, clinical diagnostics and general biomedical research all use bioassays. For example, bioassays can be used to:

•	measure the attraction, or affinity, between a chemical compound and a disease target for drug discovery and development;

•	assist physicians in prescribing the appropriate drug therapy to match the patient’s unique genetic makeup, a process known as pharmacogenomics;

•	detect genetic variations, such as single nucleotide polymorphisms; or

•	measure the presence and quantity of biochemicals in blood to assist physicians in diagnosing, treating or monitoring disease conditions.

The life sciences user either purchases bioassays in the form of off-the-shelf kits, develops them internally or utilizes a customized service to meet their specific needs. Although it is important to note that our xMAP technology is relevant to only a subset of the total life sciences market, industry reports estimated the total global market for tools and consumables used in drug discovery and development, clinical diagnostics and biomedical research to have been approximately $35 billion in 2002 and was expected to grow at an annual rate of approximately 7%. Based on estimates contained in our strategic consulting study, the key segments Luminex is focused on represent a market of approximately $2.3 billion (or 7% of the above total life sciences market) with an annual growth rate of 15%.

     The table below briefly describes the key bioassay technologies in the life sciences industry:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED
BioChips	High-density arrays of DNA fragments attached to a flat glass or silicon surface	Biomedical research
Immuno-analyzers	Automated test-tube based platform	Clinical diagnostics
Gels and blots	Physical separation of analyses for visualization	Clinical diagnostics and biomedical research
Microarrays	Low-density arrays of DNA fragments attached to a flat glass or silicon surface	Biomedical research
Microfluidics chips	Miniaturized liquid handling system on a chip	Biomedical research
Microtiter-based assays	Plastic trays with discrete wells in which assays are fixed	Drug discovery, clinical diagnostics and biomedical research

Our XMAP Technology

     Our xMAP technology has been designed to provide a testing platform that can perform a wide range of bioassays in a cost-effective manner. The key features of xMAP technology include the following:

•	Multi-analyte/multi-format

xMAP technology has been designed to simultaneously perform up to 100 distinct bioassays in a single tube or well of a microtiter plate using only a small amount of sample. Moreover, unlike most existing technologies that are capable of performing only one type of bioassay, xMAP can perform enzymatic, genetic and immunologic tests on the same instrumentation platform.

•	Flexibility/scalability

xMAP technology allows flexibility in customizing test panels. Panels can be modified to include new bioassays in the same tube by adding additional microsphere sets. It is also scalable, meaning that there is no change in the manufacturing process or the required labor, whether producing a small or large number of microsphere-based tests.

•	Throughput

Our technology’s current ability to perform up to 100 tests in a single tube with only a small amount of sample permits efficient use for high-throughput applications.

•	Ease of use

Most xMAP bioassays are simple to perform. A test sample is added to a solution containing microspheres that have been coated with reagents. The solution is then processed through our xMAP System which incorporates proprietary software to automate data acquisition and analysis in real-time.

•	Low cost

We have designed our xMAP Systems to be relatively inexpensive for our customers to utilize. In addition, microsphere-based bioassays are inexpensive compared to other technologies such as biochips.

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

Business Strategy

     Our primary goal continues to be the establishment of our xMAP technology as the industry standard for performing bioassays. To achieve this goal, we have implemented and are pursuing the following strategies:

•	Focus on key market segments validated in our strategic study

We will continue to focus our commercialization efforts through strategic partners on large sectors of the life sciences industry where Luminex believes it has distinct competitive advantages over existing and emerging technologies. We define strategic partners as companies in the life sciences industry that either develop and distribute assays and tests on xMap technology or may only distribute our xMap Systems and consumables. With our partners’ support, we have targeted major pharmaceutical companies, large clinical laboratories, research institutions and major medical institutions for our principal marketing efforts. We believe these customers provide the greatest opportunity for maximizing the use of xMAP technology and that continued adoption by these industry leaders will promote wider market acceptance.

•	Continue to develop strategic partnerships that are focused on the priority segments

We intend to broaden and accelerate market acceptance of xMAP technology by continuing to enter into development, marketing and distribution strategic partnerships with leaders in the life sciences industry that we believe can convert core product lines to, and develop new applications within, their key segments on the Luminex platform. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed base. Currently, we have 19 strategic partners who have released commercialized products utilizing the Luminex platform and are submitting royalties. These 19 strategic partners accounted for approximately 63% of our total revenue in 2003 and all of our strategic partners represented 91% of our total revenue.

•	Develop next generation products

Our research and development group is pursuing projects intended to advance our xMAP technology. We are also collaborating with industry participants and biomedical research institutions to develop additional xMAP products.

In the spring of 2003, we completed the strategic study with a consulting firm with extensive experience in the life sciences industry. The results of the study provided valuable information regarding market opportunities and market size for key segments where we believe the Company has distinct competitive advantage over existing and emerging technologies. Although we have not disclosed the specific markets, we have dedicated our primary efforts towards these markets and will continue to employ a partnership driven business model focused on these key segments and selectively pursue opportunities for incremental revenue in other segments.

Products

Instruments

     Luminex 100. The Luminex 100 is a compact analyzer that integrates fluidics, optics and digital signal processing to perform up to 100 bioassays simultaneously in a single tube or well of a microtiter plate using only a small amount of sample. By combining small diode lasers with digital signal processors and microcontrollers, the Luminex 100 performs rapid, multi-analyte profiles under the control of a Windows®-based personal computer and our proprietary software.

     We also offer two peripheral components for the Luminex 100 — the XY Platform and the Luminex Sheath Delivery System (Luminex SD). The XY Platform complements the Luminex 100 by automating the sequential positioning of each well of a microtiter plate, permitting up to 9,600 unattended tests per plate to be performed in less than an hour. The Luminex SD is a pressurized, external pump delivery system that enhances the delivery of sheath fluid to the Luminex 100 by pumping sheath fluid from an external bulk reservoir, enabling the Luminex 100 to operate for up to 24 hours without switching to a new reservoir of sheath fluid.

     Luminex HTSTM (High-Throughput System). The customized, high-throughput version of our xMAP analyzer, the Luminex HTS, is interfaced with an automated liquid handler. The Luminex HTS utilizes a high pressure flow system, which produces a flow rate approximately ten times greater than the flow rate of the Luminex 100. The Luminex HTS can also be connected to robotic systems that deliver 96 and 384 well plates to the Luminex 100, allowing integration into automated test centers. The Luminex HTS was market released in the second half of 2003. Because of the customized nature of the Luminex HTS, it is only produced after receipt of an order.

     Total instrument revenue for 2003, 2002 and 2001 was $15.6 million, $6.5 million and $15.4 million, respectively; or 59%, 50% and 73% of total revenue, respectively.

Consumables

     Microspheres. Our xMAP Systems use polystyrene microspheres that are approximately 5.6 microns in diameter. We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to 100 distinct color sets. Each microsphere can carry the reagents of an enzymatic, genetic or immunologic bioassay. In addition to microspheres, consumables also include sheath fluid.

     FlexMap microspheres. In January 2003, the Company introduced a universal array microsphere. This microsphere-based product is designed for conducting genotyping and other DNA-based experiments in the life sciences markets using our xMAP technology. When used in conjunction with our multiplexing technology, the universal array microspheres are designed to simplify the genotyping assay development process and increase assay flexibility. The universal array microspheres may be used in customized end-user identified single nucleotide polymorphisms (SNPs) or in pre-defined kits developed by our strategic partners.

     Total consumable revenue for the years ended December 31, 2003, 2002 and 2001 was $6.1 million, $4.3 million and $4.0 million respectively; or 23%, 33% and 19% of total revenue, respectively.

Marketing/Sales and Business Development

     Our sales and marketing strategy is intended to expand the installed base and utilization of xMAP Systems and generate recurring revenues from royalties on bioassay kits and testing services developed or performed by others that use our technology, as well as from the sale of microspheres and other consumables. The key element of our sales and marketing strategy is a strategic partner program with life sciences companies that will develop applications or perform testing using our technology platforms and distribute our systems to their customers.

     We continue to use strategic partners as our primary distribution channel and we will continue to pursue new partnerships that intend to focus on applications within our key segments. Some of our strategic partners develop application-specific bioassay kits for use on our systems that they sell to their customers generating royalties for us. Certain strategic partners also perform testing services for third parties using our technology that also result in royalties for us. Other strategic partners also buy our products, including xMAP Systems and consumables, and then resell those products to their customers. As of December 31, 2003, we had 19 strategic partners who had released commercialized products utilizing the Luminex platform and were submitting royalties. Of such 19 strategic partners, 10 companies principally serve the clinical diagnostics market and 9 companies principally serve the research market. These strategic partners constituted 63% of the Company’s revenues for 2003. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ bioassay testing competencies, customer relationships and distribution channels, we believe that we can achieve rapid market penetration without a direct sales force.

     We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP Systems under their own branding and marketing efforts.

Customers

     At December 31, 2003, we had sold a total of 1,919 Luminex 100 Systems since inception in the life sciences industry. For the three years ended December 31, 2003, 2002 and 2001, foreign sales to customers were $8.0 million, $2.7 million and $2.3 million, respectively, representing 31%, 21% and 11%, respectively, of our total product revenues for such periods. In 2003, four customers each accounted for more than 10% of our total revenues. Bio-Rad Laboratories, Inc. accounted for 16%, 16% and 13% of our total revenues in 2003, 2002 and 2001, respectively. Biomedical Diagnostics, One Lambda, Inc. and MiraiBio Inc. accounted for 12%, 11% and 10%, respectively in 2003. In 2001, another customer accounted for 16% of our total revenues. Although no other customer accounted for more than 10% of our total revenues in 2003, 2002 or 2001, a total of three customers constituted approximately 30% of total revenues in 2002. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operation.

Technical Operations

     Our Technical Operations Group provides technical support to our customers, our strategic partners and their customers. Most of the Company’s technical operations personnel are either biologists or biochemists and have extensive experience in academic, industrial and commercial settings. Cross training is a major focus, empowering group members to solve problems outside their primary assignment.

Technical Support

     Our in-house technical support department assists users primarily through a toll-free hotline, facsimile and e-mail communications. We recently added a web-based support interface that provides “24/7” worldwide access to common technical support activities. Personnel assist our strategic partners and customers with product orders, software, hardware, system implementation and development of their bioassays. A comprehensive software and database system is utilized to track customer interactions, follow trends and measure utilization. The information is categorized and presented to management for weekly and monthly review.

     In addition to resolving customer problems, our technical support group also attends trade shows and visits customers to solicit feedback.

Training

     Through our training group, we offer comprehensive programs in basic system training, advanced assay development, instrument field service and technical support functions. For larger customers who have many users, such as our strategic partners, training may be performed on-site at their locations.

Field Service

     We have field service personnel based across the United States in areas of significant system concentration. In addition, to support the increasing number of installed systems, we have entered into agreements with third-party service providers at both the domestic and international levels. We intend to base additional field service personnel in both the United States and Europe and pursue additional third-party service provider agreements, as required, in order to ensure responsive and cost-effective support of our customers worldwide. In addition, several of our strategic partners provide their own field service support. As we continue to expand our installed base, we believe a strong, reliable, efficient field service organization is crucial to building a high level of customer satisfaction.

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

Research and Development

     Our research and development program is devoted to advancing the capabilities of our xMAP technology to further penetrate the life sciences industry. In addition, we are collaborating with other companies and academic institutions to increase the breadth of xMAP applications. Our current research and development projects include:

•	Consumable development

We continue to develop components of a consumables stream to support and enhance our existing product lines. These include calibrators, controls and microspheres with additional performance characteristics.

•	Mixed sample measurement of cells and beads

We are examining the utility of xMAP technology for blending bead-based assays for soluble analytes with simultaneous cellular analysis of complex biological samples.

•	Expanding our multiple testing capabilities

Our current bead utilizes three common chemistries for the immobilization of assays on its surface. While these chemistries are well accepted in the industry, it is desirable to expand our bead chemistry capability to enhance market penetration and adoption. We continue to work on other surface chemistries to provide optimal performance in broader application areas.

•	Automation

We are collaborating with our strategic partners and others to provide automation solutions that will integrate our various xMAP instruments with sample handling equipment and laboratory information systems to increase bioassay throughput and operational efficiencies.

•	Software

We are focusing software development efforts on providing the underlying architecture for system functionality that will also facilitate development of custom software applications. Our Software Developer Kit provides a straightforward platform for our strategic partners and their customers to rapidly develop their own user interface software packages.

•	Enhancing bioassay performance and operational efficiencies

Our scientists and hardware and software engineers continually dedicate efforts to further enhance xMAP in the areas of assay performance, such as sensitivity, precision and ruggedness, and operational efficiencies. We are actively collecting market and customer requirements that will allow us to provide optimal features and benefits in current and future products.

Manufacturing

     The Company has approximately 18,000 square feet of manufacturing facilities located at the Company’s principal executive offices in Austin, Texas. In 2002, we successfully completed the registration of our quality management system to the ISO 9001:2000 standard, which is an internationally recognized standard for quality management systems. Subsequent audits by the registrar have been and will continue to be carried out at six-month intervals to ensure we are maintaining our system in compliance with ISO standards.

Instruments

     Contract manufacturers assemble certain components of our xMAP System. The remaining assembly and manufacturing of our system is performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility. Parts and component assemblies that comprise our xMAP System are obtained from a number of sources. We have identified alternate sources of supply for several of our strategic parts and component assemblies. Specifically, we recently qualified an alternate supplier for the production of the type of laser currently used in our xMAP System. While we currently believe that we will be able to satisfy our forecasted demand for strategic parts and component assemblies during 2004, the failure to find alternative suppliers in the event of a supply failure at any of our current vendors at reasonably comparable prices could have a material adverse effect on our business, financial condition and results of operations. Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability, flexible purchasing terms and legal protections with respect to the purchase of such components.

Microspheres

     We dye polystyrene microspheres using a proprietary method in our Austin, Texas manufacturing facility in large lots with ten intensities of a red and a near infrared dye to produce 100 distinctly colored microsphere sets. We currently use one supplier for polystyrene microspheres, which we purchase in accordance with a newly executed supply agreement. We believe this agreement will help ensure component availability, flexible purchasing terms and basic legal protections with respect to the purchase of such components. While we believe the microspheres will continue to be available from our supplier in quantities sufficient to meet our production needs, we have in-house manufacturing capabilities along with other potential suppliers that could provide microspheres for us if given sufficient lead-time to manufacture the microspheres to our specifications.

Competition

     We designed our xMAP technology for use by customers across the various segments of the life sciences industry. For this reason, much of our current competition is from existing technologies that perform many of the same applications as our xMAP technology. Our competition includes companies marketing conventional testing products based on established technologies such as ELISA, Mass Spectrometry, Gels, biochips and flow-based technologies as well as companies developing their own advanced testing technologies. Most of our competitors are larger than we are and can commit significantly greater resources to their competitive efforts.

     The pharmaceutical industry is the largest market for the genomic, protein and high-throughput screening applications of the xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic and protein testing can be performed by products available from Affymetrix Inc., Applied Biosystems, a business group of Applera Corporation, Becton Dickinson Company, Illumina Inc., Meso Scale Discovery, a division of Meso Scale Diagnostics LLC, Perkin-Elmer Life Sciences, a business unit of PerkinElmer, Inc., and Sequenom, Inc., among others. In high-throughput screening, among others, Molecular Devices Corp, IGEN Corporation, Amersham Biosciences and Aurora BioSciences Corporation offer products competitive with ours.

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

     Competition within the biomedical research market is even more fragmented than that within the pharmaceutical industry. There are hundreds of suppliers to this market including Amersham Pharmacia Biotech, Applied Biosystems, an operating division of Applera Corporation., Becton Dickinson Company, Perkin Elmer Life Sciences and Zeptosens AG. Any company in this field is a potential competitor with us.

Intellectual Property

     To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws and confidentiality agreements.

     We have implemented a patent strategy designed to maximize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our anticipated customer base. We currently own 19 issued patents in the United States. In addition, our patent portfolio includes 47 other pending patent applications in the United States and their corresponding international and foreign counterparts in major industrial markets. Our patents and pending claims provide, or will provide, protection for systems and technologies that allow “real time” multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold a patent covering the precision-dyeing process that we use to dye our microspheres. We have been granted a patent on our “Zero Dead Time” sampling architecture, which uses digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. Other issued patents and pending patent applications cover specific aspects and applications of our xMAP technology and on-going molecular research. However, as a result of a procedural omission, we are unable to pursue a patent application in Japan corresponding to our U.S. patent for real-time multiplexing techniques.

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

     We manufacture a version of the Luminex 100 — the Luminex 100 Integrated System (IS) — for use with diagnostic assay kits that are expected to become available through our strategic partners. For FDA purposes, the Luminex 100 IS is considered a component of our partners’ kit products. Depending on the particular kit’s regulatory classification into Class I, II or III and its intended use, kits manufactured by our strategic partners that are used in conjunction with our technology may be subject to FDA clearance or approval before they can be marketed and sold. After incorporating the Luminex 100 IS into their products, our strategic partners are required to make various premarket submissions such as premarket approval applications, premarket notifications and/or investigational device exemption applications to the FDA for their products and are required to comply with numerous requirements and restrictions prior to clearance or approval of the applications. There can be no assurance that the FDA will file, clear or approve our strategic partners’ submissions.

     In 2000, we submitted a device master file (DMF) with information about the Luminex 100 IS to the FDA. Our strategic partners can reference the DMF in their premarket submissions. In 2001, FDA reviewed our DMF while reviewing one of our strategic partner’s submissions, and asked questions of the Company about the content of the DMF. It is possible that the FDA may ask questions about our DMF each time one of our strategic partners submits an application to the FDA referencing our DMF. Although we intend to respond to the FDA’s questions in a timely fashion, there can be no assurance that our responses will be acceptable to the FDA.

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

     We, and our strategic partners, may be subject to periodic inspection by the FDA for, among other things, compliance with the FDA’s current good manufacturing practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. Additionally, our strategic partners may be subject to other premarket and postmarket controls such as labeling, complaint handling, medical device reporting and corrections and removals reporting and record keeping requirements. If the FDA has evidence demonstrating that a company is not in compliance with applicable regulations, it can detain or seize products, request or, in certain circumstances, require a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees, and can recommend criminal prosecution to the Department of Justice. Other regulatory agencies may have similar powers.

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

European IVD Directive

The European Union’s regulation of in vitro medical devices is under Council Directive 98/79 of 27 October 1998 (Directive), as implemented in the EU member states.

The principle behind the Directive is that no in vitro device or accessory may be placed on the market or put into service unless it satisfies the essential requirements set forth in the Directive. Devices considered to meet the essential requirements must bear the CE marking of conformity when they are placed on the market. The responsibility for placing the CE marking on the device lies with the manufacturer. A manufacturer placing devices on the market in its name is required to notify its national competent authorities.

Luminex Corporation has declared that the LX100 IS is classified as a self-declaration device and is in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of Council Directive IVDD 98/79/EC. However, there can be no assurance that the EU member states will agree with our interpretation and implementation of these regulations. As the European marketplace continues to be material to our operations, failure by the Company or its strategic partners to comply with the Directive could have a material adverse effect on our business.

Environmental

     We are subject to stringent and complex federal, state and local laws and regulations relating to the protection of human health and the environment. In the course of our business, we are involved in the handling, storage and disposal of certain chemicals and biohazards. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Some of these environmental laws and regulations impose “strict liability,” rendering a party liable without regard to negligence or fault on the part of such party. Such environmental laws and regulations may expose us to liability for environmental contamination, including remediation costs, natural resource damages and other damages as a result of the conduct of, or conditions caused by, us or others, or for acts that were in compliance with all applicable laws at the time such acts were performed. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. Although it is our policy to use generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on, under or from other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigation, remediation and monitoring requirements under federal, state and local environmental laws and regulations. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or other liabilities. We do not believe that we have been required to expend material amounts in connection with our efforts to comply with environmental requirements or that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Because the requirements imposed by such laws and regulations may frequently change and new environmental laws and regulations may be adopted, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position. Moreover, the modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact our strategic partners, which in turn could have a material adverse effect on us and other similarly situated component companies.

Employees

     As of March 9, 2004, we had a total of 132 employees as compared with 115 employees as of December 31, 2002. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

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

RISK FACTORS

We have a history of losses and an accumulated deficit of approximately $80.3 million as of December 31, 2003.

     We have incurred significant net losses since our inception, including losses of $4.2 million for year ended December 31, 2003, $24.9 million in 2002 and $15.7 million in 2001. At December 31, 2003, we had an accumulated deficit of approximately $80.3 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash available to the Company. As of December 31, 2003, cash and cash equivalents totaled $39.5 million, a decrease of $1.0 million from $40.5 million at December 31, 2002. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

     Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. However, compared to certain other technologies, our xMAP technology is relatively new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential customers to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

•	convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, research, clinical and biomedical testing and analysis;

•	manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

•	place and service sufficient quantities of our products, including the ability to provide the level of service required in the mainstream clinical diagnostics market segment.

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

     The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of December 31, 2003, we had 19 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the year ended December 31, 2003, four customers individually represented greater than 10% of the Company’s revenue and collectively represented 49% of the Company’s revenue. In addition, we had seven customers who individually represented 5% or more of our total revenue and collectively represented 68% of our total revenue for the year ended December 31, 2003. For comparative purposes, we had two customers with individual revenue greater than 10% of our total revenue and collectively representing 26% of our total revenue for the year ended December 31, 2002. The loss of any of our significant strategic partners, or any of our significant customers, would have a material adverse effect on our growth and future results of operations. Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we have entered into non-exclusive relationships with most of our existing strategic partners. The lack of exclusivity could deter existing strategic partners from commercializing xMap technology and may deter new strategic partners from entering into agreements with Luminex.

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

     The vast majority of our future revenues will come from sales of our systems, from the development and sale of bioassay kits utilizing our technology by our strategic partners and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot predict future sales and royalty revenues because most of our existing strategic partner agreements do not include minimum purchase requirements or royalty commitments. In addition, we do not have the right or ability to provide incentives to our strategic partners’ sales personnel to sell products based on xMAP technology or to control the timing of the release of products by our strategic partners. The amount of these revenues will depend on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

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

     In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:

•	We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

•	Most of our strategic partners are not committed to minimum purchase commitments and we do not control the incentives provided by our strategic partners to their sales personnel.

•	A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the Food and Drug Administration, or other regulatory bodies in jurisdictions outside of the United States.

•	Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

•	Certain strategic partners may fail to deliver products that satisfy market requirements or such products may fail to operate properly.

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

     The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or by others could result in a delay of or decrease in sales of existing products, as customers evaluate these new products. Our future success will depend on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances.

Our success depends on our ability to service and support our products directly or in collaboration with our strategic partners.

     To the extent that the Company or its strategic partners fail to maintain a high level, quantity or quality of the service and support for xMAP products, there is a risk that the perceived quality of our xMAP products will be diminished in the marketplace. Likewise, Luminex may fail to provide the level, quantity or quality of service expected by the marketplace. This could result in slower adoption rates and lower than anticipated utilization of xMAP products causing a material adverse affect on our business.

Our success will depend on our ability to attract and to retain our management and staff.

     We are actively seeking a new Chief Executive Officer and have been engaged in this process since the fourth quarter of 2002. Thomas W. Erickson was hired in September 2002 to serve as Interim President and Chief Executive Officer while the Management Evaluation and Search Committee sought a new chief executive officer. Mr. Erickson is currently under contract with us through June 30, 2004 and upon hiring a new chief executive officer, his agreement is cancellable with ten days notice by Luminex. In the fall of 2002, we engaged a nationally known search firm to assist the board of directors in selecting a new chief executive officer and since September 2003, the Company has had two search firms engaged in the search. The results of the strategic study completed in 2003 coupled with a refinement and focus of efforts have provided a more concise framework from which to identify qualified candidates. Although no assurances can be given, we are actively engaged in the search process and currently anticipate we will hire a new chief executive officer in 2004 and hope to do so promptly.

     We depend on the principal members of our management and scientific staff, including our research and development, technical support, technical service and sales staff. The loss of services of key members of management could delay or reduce our product development, sales and technical support efforts. In addition, recruiting and retaining qualified scientific and other personnel to perform research and development, technical support, technical service and sales work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. There can be no assurance that we will be able to attract additional and retain existing personnel necessary to achieve our business objectives.

We expect our operating results to continue to fluctuate significantly from quarter to quarter.

     The sale of bioassay testing devices typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycle associated with our products typically is lengthy and subject to a number of significant risks, including customers’ budgetary constraints, regulatory approval and internal acceptance reviews that are beyond our control. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter. We expect this trend to continue for the foreseeable future.

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

     To date, we have produced our products in limited quantities compared to the quantities necessary to achieve desired revenue growth. We may not be able to produce sufficient quantities or maintain consistency between differing lots of consumables. If we encounter difficulties in scaling up our manufacturing operations as a result of, among other things, quality control and quality assurance and availability of component and raw material supplies, we will likely experience reduced sales of our products, increased repair or re-engineering costs due to product returns and defects and increased expenses due to switching to alternate suppliers, any of which would reduce our revenues and gross margins.

     We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have non-cancellable purchase requirements with certain of our components suppliers which require us to take delivery of a minimum number of component parts for our products or the cost per unit will increase, which would adversely impact our gross margin. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. The effort to manage our inventory, coupled with increasing sales during 2003, placed a constraint on our ability to adequately and timely produce systems for sale. We recently increased our flexibility to purchase strategic components within shorter lead times by entering into supply agreements with the suppliers of these components. We have taken steps to increase our manufacturing capacity, primarily by increasing the size of our component orders, in response to the increase in demand for our systems. While we attempt to match our parts inventory and production capabilities to estimates of marketplace demand, to the extent system orders materially vary from our estimates, we may experience continued constraints in our systems production and delivery capacity, which could adversely impact revenue in a given fiscal period. Should the Company’s need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials.

     We have recently added a new primary supplier for a key component of our product line that resulted in an increase in our standard cost. The supplier may not be able to produce sufficient quantities or to maintain the consistency in quality of the other supplier and we may not be able to offset the increased component cost through a price increase, any of which would reduce our revenues and gross margins. In addition, certain key components of our product line are currently purchased from a limited number of outside sources and may only be available through a limited number of providers. We do not have agreements with all of our suppliers. Our reliance on our suppliers and contract manufacturers exposes us to risks including:

•	the possibility that one or more of our suppliers or our assemblers that do not have supply agreements with the Company could terminate their services at any time without penalty;

•	the potential inability of our suppliers to obtain required components;

•	the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

•	reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

•	increases in prices of raw materials and key components.

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

     We have obtained 19 patents in the United States and one in Japan directed to various aspects and applications of our technology. We have 24 pending applications in the United States and 17 in foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

     We require our employees, consultants, strategic partners and other third parties to execute confidentiality agreements. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. In addition, the Company has implemented a patent process to file new patent applications on its key technology. However, we cannot guarantee that these agreements or this patent process will provide us with adequate protection against improper use of our intellectual property or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary technology and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.

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

     We may be sued for infringing on the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe on the proprietary rights of others or that their rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. Furthermore, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we may have to pay damages and could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, if at all. Moreover, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.

     We are aware of a European patent granted to Dr. Ioannis Tripatzis, which covers certain testing agents and certain methods of their use. Dr. Tripatzis has publicly stated his belief that his European patent covers aspects of our technology if practiced in Europe. This European patent expires in November 2004. We cannot assure you that a dispute with Dr. Tripatzis will not arise involving our European activities or that any dispute with him will be resolved in our favor.

If we fail to comply with the extensive government regulations that affect our business, we could be subject to enforcement actions, injunctions, and civil and criminal penalties that could delay or prevent marketing of our products.

     The testing, production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the Food and Drug Administration in the United States and by similar agencies in other countries. Some of our products and products based on our technology expected to be produced by our strategic partners for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. To date, only four strategic partners have obtained such approvals or clearances. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, we are also required to comply with FDA requirements relating to laser safety.

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

     Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA quality system regulations and industry standards, the Council Directive 98/79 of 27 October 1998 (“Directive”) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our LX100 IS device is in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of Council Directive IVDD 98/79/EC as of December 7, 2003. Subsequent audits are carried out at six month intervals to ensure we maintain our system in substantial compliance with ISO standards. Failure to maintain compliance with FDA and EU regulations and ISO registration and other medical device laws could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.

     Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of human diagnostic and therapeutic products. While we believe that we are reasonably insured against these risks and we have indemnity protections in our supplier agreements, there can be no assurance that we will be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. A product liability claim in excess of our insurance coverage or claim that is outside or exceeds our indemnity protections in our supplier agreements or a recall of one of our products would have to be paid out of our cash reserves.

If third-party payors increasingly restrict payments for healthcare expenses or fail to adequately pay for multi-analyte testing, we may experience reduced sales, which would hurt our business and our business prospects.

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

     The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

•	general economic conditions and interest rates;

•	instability in the United States and other financial markets and the possibility of war, other armed hostilities or further acts of terrorism in the United States or elsewhere;

•	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the life science, biotechnology and pharmaceutical industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	sales of our common stock.

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

ITEM 2. PROPERTIES

     Our principal research and development, manufacturing and administrative facilities are currently located in approximately 75,000 square feet of leased space in Austin, Texas pursuant to a lease agreement which expires July 31, 2010. In late 2002, we reduced our aggregate space in our Austin facilities from approximately 98,000 square feet. We believe that these facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers and Related Information

Name	Age	Position

G. Walter Loewenbaum II	59	Chairman of the Board
Thomas W. Erickson	53	Interim President and Chief Executive Officer
Harriss T. Currie	42	Chief Financial Officer, Vice President, Finance and Treasurer
James W. Jacobson, Ph.D.	49	Vice President, Research and Development
Randel S. Marfin	47	Vice President, Marketing/Sales and Business Development
Oliver H. Meek	52	Vice President, Manufacturing
David S. Reiter	37	Vice President, General Counsel and Corporate Secretary

     G. Walter Loewenbaum II, Chairman of the Board of Directors and beneficial owner of approximately 6.1% of the Company’s outstanding common stock (as of March 9, 2004), provides advice and assistance to the Company’s senior management team with respect to financial and strategic matters and general business operations of the Company on a regular basis. Mr. Loewenbaum, although not an executive officer, maintains an office at the Company’s offices in Austin, Texas and receives compensation for his services as Chairman of the Board of Directors.

     Thomas W. Erickson. Mr. Erickson has served as the Company’s Interim President and Chief Executive Officer since September 2002. Prior to joining Luminex, he was Interim President and Chief Executive Officer and a management consultant to Omega Healthcare Investors, Inc. (NYSE:OHI) from 2000 to 2002. In addition, Mr. Erickson was Co-Founder, President and Chief Executive Officer for CareSelect Group, Inc., a physician practice management company from 1994 to 2001 and has served as President and Chief Executive Officer of ECG Ventures, Inc, a venture capital company from 1987 to present. Earlier in his career, Mr. Erickson held several management positions at American Hospital Supply Corporation. He currently is Chairman of the Board of LifeCare Hospitals, Inc. Mr. Erickson received a B.B.A. from the University of Iowa and an M.B.A. from Southern Methodist University.

     Harriss T. Currie. Mr. Currie was elected as the VP, Finance, Treasurer and Chief Financial Officer in October of 2003. Since joining the Company in November of 1998, Mr. Currie has served in the capacity of Controller, Treasurer and Acting Chief Financial Officer. Prior to joining us, he was employed as the Chief Financial Officer, Secretary and Treasurer of SpectraCell Laboratories from 1993 to 1998 where he also served as Vice President of Finance for two subsidiary companies. Mr. Currie earned his B.B.A. from Southwestern University in 1986 and his M.B.A. in Finance and Marketing from The University of Texas at Austin in 1992. Prior to returning to school for his M.B.A., Mr. Currie was a certified public accountant with Deloitte & Touche LLP.

     James W. Jacobson, Ph.D. Dr. Jacobson joined Luminex Corporation in May 1998, and he currently serves as Vice President, Research & Development. From 1994 to 1998, Dr. Jacobson was Laboratory Director at Cytastar Laboratories, Virus Reference Laboratories and SpectraCell Laboratories in Houston, Texas. Following post-doctoral work at North Carolina State University and Duke University, he was a faculty member in the Department of Biology, University of Houston, Houston, Texas. Dr. Jacobson received the Ph.D. degree in 1986 from Washington University in Saint Louis, Missouri.

     Randel S. Marfin. Mr. Marfin joined the Company in June 1998, and currently serves as Vice President, Marketing/Sales and Business Development. Prior to joining us, he worked for three years at SpectraCell Laboratories, Inc., most recently as Vice President of Sales and Marketing where he was responsible for business development, acquisitions, strategic planning and sales and marketing. From 1990 to 1998, he served as General Manager of Texas for both Damon Clinical Laboratories and Nichols Institute. In addition, Mr. Marfin held sales management and business development positions for Damon Clinical Laboratories and MPC Labs. Mr. Marfin graduated from the University of Houston in 1986 with a B.S. in Biochemistry and Biophysics and served in the United States Air Force.

     Oliver H. Meek. Mr. Meek has served as Vice President, Manufacturing since February 2000. During the 17 years prior to joining Luminex, Mr. Meek was employed at Abbott Laboratories. While at Abbott, he held various management positions in the area of Technical Product Development, Reagent and Instrument Manufacturing and Quality. Prior to joining Abbott Laboratories, he was the Technical Liaison for AMF Biological and Diagnostics Company. Mr. Meek graduated from The University of Texas at Austin in 1979 with a B.A. degree in Biology and is a Certified Quality Engineer.

     David S. Reiter. Mr. Reiter has served as the Company’s Vice President, General Counsel and Corporate Secretary since October 2003. Prior to becoming General Counsel for Luminex, Mr. Reiter was in private practice with the firm of Phillips & Reiter, PLLC, which provides outsourced general counsel services for technology companies. Before co-founding the firm, Mr. Reiter was Vice President and General Counsel for 724 Solutions Inc., a provider of mobile commerce software solutions and applications (NASDAQ: SVNX). Earlier in his career, Mr. Reiter served as senior counsel for Compaq Computer Corporation, supporting the Worldwide Sales & Services, Supply Chain Management and Consumer Products Group during his tenure. Mr. Reiter is a graduate of the University of Southern California (Juris Doctorate/Master of International Relations), University of Sheffield, UK (MBA) and the University of Notre Dame (BA). Mr. Reiter is a member of the Texas Bar and is the chair of the Subcommittee on Law Department Management for the American Bar Association.

     The Management Evaluation and Search Committee, with the assistance of two recruiting firms, continues its search for a chief executive officer of the Company. In addition, the Management Evaluation and Search Committee continues to evaluate the Company’s organizational structure and need for other changes and/or additions to the management team.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded on The Nasdaq Stock Market under the symbol “LMNX.”

     The following table sets forth the range of high and low sale prices on The Nasdaq Stock Market for each quarter during 2002 and 2003.

2002	High	Low

First Quarter	$18.35	$11.95
Second Quarter	$11.51	$5.38
Third Quarter	$8.10	$4.26
Fourth Quarter	$7.81	$3.50

2003	High	Low

First Quarter	$5.50	$3.90
Second Quarter	$7.25	$4.47
Third Quarter	$7.53	$4.50
Fourth Quarter	$10.80	$6.65

Holders

     As of March 9, 2003, we had 210 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

     We have never declared or paid cash dividends on our common stock and, while this policy is subject to periodic review by our board of directors, we currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     During the fourth quarter of 2003, we issued 76,800 shares of common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for exercise prices ranging from $3.92 to $5.88 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Results of Operations Data:
Total revenue	$26,292	$13,008	$20,939	$8,570	$3,112
Gross profit	9,830	2,683	6,323	3,230	1,940
Loss from operations	(6,475)	(24,117)	(18,484)	(16,372)	(9,486)
Net loss	(4,209)	(24,934)	(15,685)	(12,474)	(9,202)
Accretion of discount on convertible preferred stock	—	—	—	—	(3,406)

Net loss applicable to common stockholders	$(4,209)	$(24,934)	$(15,685)	$(12,474)	$(12,608)

Net loss per common share, basic and diluted	$(0.14)	$(0.85)	$(0.55)	$(0.52)	$(0.96)

Shares used in computing net loss per share, basic and diluted	29,814	29,275	28,330	23,828	13,151

	At December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$39,480	$40,482	$34,930	$7,106	$4,083
Short-term investments	—	—	16,122	66,521	4,929
Working capital	45,522	45,321	63,018	76,779	10,426
Total assets	53,294	53,623	72,073	83,668	12,566
Total stockholders’ equity	44,835	45,571	67,255	78,688	11,195

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included below in Item 8 and “Risk Factors” included above in Item 1 of this Annual Report on Form 10-K.

Overview

     Our financial and operational improvement for the year ended December 31, 2003 was influenced by several significant factors: (i) a focus in 2003 on supporting our partners in their commercial and development endeavors and the elimination of our direct sales force, (ii) expense control primarily resulting from the sale of our Rules-Based Medicine research and development project (“RBM”) and the fourth quarter 2002 restructure, (iii) a strengthening of our contractual relationships with our partners and suppliers, and (iv) completion of the strategic study in the spring of 2003.

     Beginning with the restructuring in 2002 and continuing throughout 2003, we changed from a dual focus of partner assistance and direct sales to one of only partner assistance. Our strategy of increasing the assistance we provided to our partners in their commercial and development endeavors coupled with the discontinuation of our direct sales efforts enabled our partners to focus on commercialization and avert concerns that we were going to compete directly with them. We believe that this adjustment coupled with the maturation of our technology in the marketplace contributed significantly to the growth that we experienced during 2003. Our top five customers in 2002 contributed $5.9 million in total revenue and primarily as a result of this change, contributed $11.5 million for 2003. Additionally, several partners who were relatively insignificant contributors in 2002 increased their collective contribution over tenfold to $7.6 million for 2003.

     In September of 2002, we sold our RBM research and development project resulting in a 15 person reduction in headcount. For all of the year ended December 31, 2002 we expended approximately $1.8 million on the RBM project, none of which repeated during 2003. Additionally, in the fourth quarter of 2002, we reduced our headcount by a further 35 employees, restructured the organizational hierarchy and reduced our leased occupancy footage. Total costs of the reorganization were approximately $2.3 million, all incurred in the fourth quarter of 2002 and none of which repeated during 2003. Furthermore, based on an impairment evaluation of the Rules-Based Medicine, Inc. investment at December 31, 2002, we determined that the investment should be fully impaired at a cost of approximately $1.6 million. These items combined resulted in a reduction in the net loss by approximately $5.7 million in 2003 relative to 2002.

     A significant amount of effort was expended during 2003 both solidifying our contractual relationships with our partners and putting supply agreements in place with key suppliers. As the commercialization efforts of our partners increased throughout the year and opportunities were afforded to modify the contracts with them we strengthened our contractual positions by including minimum purchase requirements. These requirements served to encourage our partner’s allocation of resources to development and commercialization of the technology and enhance our ability to predict revenue patterns. Secondly, we were able to execute supplier agreements with our key suppliers to ensure a flexible supply of raw materials to better meet our demands, while limiting our exposure to supply failures. We also identified alternate supply sources for several key components.

     In addition to these operational measures, we completed the strategic study commenced in the fall of 2002. The results of the study provided valuable information regarding target market opportunities and the size of those market segments. We have focused our resources and adjusted our strategies and tactics towards the identified segments, which should provide growth opportunities for the Company.

     The result of the aforementioned factors have all contributed significantly to our bottom line improvement for 2003. For the years ended December 31, 2003, 2002 and 2001, we had net losses of $4.2 million, $24.9 million and $15.7 million, respectively. We currently expect to continue experiencing quarterly net losses and anticipate that our quarterly results of operations will continue to fluctuate for the foreseeable future as a result of several factors, including the risks discussed in this Report under the heading “Risk Factors.” Our limited operating history, customer concentration and continued fluctuations in buying patterns of our strategic partners make accurate predictions of future operations difficult.

     Our ability to achieve sustained profitability continues to depend upon our ability to establish meaningful and successful strategic partnership arrangements with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. At December 31, 2003, we had 19 strategic partners who had either released commercialized products based on the Luminex platform or were redistributing our products and were reporting royalties. These 19 strategic partners constituted 63% of total revenues for 2003.

     Finally, we completed 2003 without hiring a successor to Tom Erickson, our interim chief executive officer. We believe Mr. Erickson has been and continues to be an effective leader in focusing our management team on fundamental improvements to our Company’s strategy and operations. In September 2003, the Company engaged a second search firm to assist in the search for a new chief executive officer. The results of the strategic study completed in the spring of 2003 coupled with a refinement of focus of efforts should provide a more concise framework from which to identify qualified candidates. We currently anticipate we will hire a new chief executive officer in 2004 and hope to do so promptly.

Critical Accounting Policies and Estimates

     Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time our product is shipped. If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met. Royalty revenue is generated when a partner sells products incorporating our technology, provides testing services to third parties using our technology or resells our consumables. Royalty revenue is recognized as it is reported to us by our partners. We also sell extended service contracts for maintenance and support of our products. Revenue for service contracts is recognized ratably over the term of the agreement.

     Total deferred revenue as of December 31, 2003 was $4.6 million and consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $2.6 million, (ii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $1.1 million, (iii) unamortized revenue related to extended service contracts in the amount of $778,000 and (iv) payments received for sales to customers with rights of return that had not yet expired in the amount of $142,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.

     Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At December 31, 2003, there were two major components of the allowance for excess and obsolete inventory. First, the Company has a specific reserve for inventory components that we no longer use in the manufacture of our systems. Second, we have a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales. The Company believes that its inventory is properly valued based on current market conditions.

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

	Year Ended December 31,

	2003	2002	2001

Revenue
Product revenue	100%	100%	98%
Grant revenue	0%	0%	2%

Total revenue	100%	100%	100%
Cost of product revenue	63%	79%	70%
Gross profit	37%	21%	30%
Operating expenses
Research and development	12%	48%	40%
Selling, general and administrative	50%	141%	79%
Business restructuring charges	0%	18%	0%

Total operating expenses	62%	206%	118%

Loss from operations	(25)%	(185)%	(88)%
Other income, net	2%	6%	13%
Settlement of litigation	7%	0%	0%
Impairment of asset	0%	(12)%	0%

Net loss	(16)%	(192)%	(75)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Year Ended December 31,

	2003	2002	Variance

Revenue	$26,292	$13,008	$13,284
Gross margin percentage	37%	21%	16%
Operating expenses	$16,305	$26,800	$(10,495)
Net loss	$(4,209)	$(24,934)	$20,725

     Revenue. Total revenue increased to $26.3 million in 2003 from $13.0 million in 2002 primarily as a result of increased system and consumable sales. A breakdown of the revenue for the years ended December 31, 2003 and 2002 is as follows:

	Year ended December 31,

	2003	2002

System sales	$15,577	$6,524
Consumable sales	6,078	4,297
Royalty revenue	1,400	631
Service contracts	1,132	795
Other revenue	2,105	761

	$26,292	$13,008

     System and peripheral component sales increased to $15.6 million in 2003 from $6.5 million in 2002. System placements increased to 655 in 2003 from 254 in 2002 bringing the installed base of systems to 1,919 as of December 31, 2003. The increase in system placements is primarily the result of commercial launches by several of our partners and an intensification of efforts by other partners that were previously commercial. Additionally, we believe the elimination of our direct sales force and assistance to our partners in their development and commercialization efforts allayed fears of direct competition with us. For the year ended December 31, 2003 four of our partners individually accounted for 10% or greater of total system placements and collectively accounted for 66% of our 655 Luminex 100 System sales (435 of 655 systems).

     Consumable sales, comprised of microspheres and sheath fluid, increased to $6.1 million in 2003 from $4.3 million in 2002. The increase is primarily the result of the increased installed base of commercial Luminex Systems as compared to the prior year. During the year, we had 17 bulk purchases totaling approximately $3.2 million as compared with 8 bulk purchases totaling approximately $1.9 million in 2002. We define bulk purchases as purchases of microspheres or sheath fluid by an individual strategic partner in a single quarter that in the aggregate are more than $100,000.

     Royalty revenue increased to $1.4 million in 2003 from $631,000 in 2002. This increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base of Luminex Systems as compared to the prior year. For the year ended December 31, 2003, we had 19 commercial partners report royalties as compared with 15 for the year ended December 31, 2002. The 15 partners for whom we recognized $631,000 of royalties in 2002 represented approximately $1.3 million of the 2003 royalties, an increase of approximately 113% over their prior year payments. Four of our partners reported royalties totaling approximately $892,000, or 64% of the total royalties for 2003.

     Service contracts, comprised of extended warranty contracts earned ratable over the term of the agreement, increased to $1.1 million in 2003 from $795,000 in 2002. This increase is attributable to the increased sales of extended warranty contracts, which is a result of the increase in the commercial base of Luminex Systems as compared to the prior year.

     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and other special project revenue, increased to $2.1 million in 2003 from $761,000 in 2002. This increase is primarily the result of increased miscellaneous part sales to our partners that perform service work on Luminex Systems that are outside the Company’s standard one-year warranty period.

     Gross Margin Percentage. Gross margin (gross profit as a percentage of total revenue) increased to 37% in 2003 from 21% in 2002. This increase is primarily attributable to two factors: (i) reductions in our fixed costs as part of the restructuring efforts undertaken by the Company in 2002 and the allocation of our remaining fixed costs over a higher revenue base and (ii) gross margin in 2002 was adversely affected by the inclusion of costs associated with the cancellation or delay of inventory items no longer used in production and a charge taken to allow for slow moving inventory. Our production schedule was adjusted during that period to reflect a lower expected rate of system orders.

     Operating Expenses. Operating expenses decreased to $16.3 million in 2003 from $26.8 million in 2002 as a result of the one-time business restructuring charge of $2.3 million incurred in 2002, the elimination of expenses related to RBM as of September 2002 of $1.8 million and reduced operations costs following the business restructuring. A breakdown of operating expenses for the years ended December 31, 2003 and 2002 is as follows:

	Year ended December 31,

	2003	2002

Research and development expenses	$3,207	$6,181
Selling, general and administrative expenses	13,098	18,290
Business restructuring charges	—	2,329

	$16,305	$26,800

     Research and development expenses decreased to $3.2 million in 2003 from $6.2 million in 2002. The decrease was primarily attributable to the effects of our restructuring efforts in the fourth quarter of 2002 and to the elimination of expenditures related to RBM as of September 2002. RBM research and development expenses totaled approximately $1.8 million in 2002. Specific components contributing to this net decrease, exclusive of the elimination of RBM expenditures in 2002, were a reduction in research and development personnel costs of $994,000 and a reduction in professional fees of $169,000.

     Selling, general and administrative expenses decreased to $13.1 million in 2003 from 18.3 million in 2002. The decrease was primarily attributable to our restructuring and cost control efforts and included reduced personnel costs of approximately $1.6 million, a decrease in stock compensation expense of $2.1 million, reductions in travel, entertainment and marketing expenses of $857,000 and other reductions of approximately $600,000. Stock compensation expense of $2.3 million in 2002 was primarily related to the sale of our RBM business unit.

     The business restructuring charges taken during the fourth quarter of 2002 totaled $2.3 million and were comprised of: (i) approximately $1.4 million in personnel related costs associated with the reduction in force and (ii) approximately $900,000 associated with the early termination of a real estate lease for expansion space no longer needed for our operations. In connection with the lease termination, we reduced our leased space in Austin, Texas from 98,000 to 75,000 square feet. Future savings, as a result of the business restructuring, are anticipated to be approximately $2.4 million per year in personnel related costs and approximately $230,000 per year through 2010 in facility related expenditures. During 2003, we incurred cash expenditures totaling approximately $1.7 million and non-cash and other charges of approximately $172,000 related to our business restructuring. As of December 31, 2003, the Company has completed the business restructuring plan and no other expenditures are expected.

     Non-recurring Items. There were non-recurring items related to settlement of litigation in 2003 and to impairment of our Rules-Based Medicine, Inc. investment in 2002.

     As a result of a procedural omission, the Company is unable to pursue a patent in Japan, which corresponds to some of the Company’s issued U.S. patents related to the Company’s method of “real time” detection and quantification of multiple analytes from a single sample. On January 31, 2000, the Company filed a lawsuit in Travis County, Texas state district court alleging negligence and breach of contract on the part of former patent counsel. On March 7, 2003, the parties executed a full, final and complete release regarding such action, without an admission of liability or wrongdoing on the part of the defendants. As consideration in connection with the settlement and release, the Company received approximately $1.8 million, net of legal and related costs and expenses. As a result, this was a one time benefit that further reduced the net loss for 2003.

     On September 5, 2002, the Company transferred assets related to RBM, consisting of cash, property and equipment with a fair value of approximately $1.6 million, to Rules Based Medicine, Inc., a newly formed company headed by the Company’s former chairman, chief executive officer and co-founder. The Company periodically analyzed its strategic investment for impairment considered other than temporary. In performing its analysis on this strategic investment, the Company first evaluated whether general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to the investment’s industry or the individual entity, indicated that a decline in value that is other than temporary had occurred. Then the Company considered specific factors, including the financial condition and near-term prospects of the investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2002, based upon current estimates of future cash flow, current market conditions and current profitability, the Company made the decision to permanently impair the strategic investment. As a result of this decision, the Company recognized $1.6 million in impairment charges for the year ended December 31, 2002, and such amount is recorded as “Impairment of investment” in the Consolidated Statements of Operations.

     Net Loss. The net loss decreased to $4.2 million in 2003 from $24.9 million in 2002. The decrease in net loss in 2003 is primarily attributable to the increase in revenue, the increase in gross margin percentage, the decrease in operating expenses discussed above, the proceeds from settlement of litigation in 2003 without the investment impairment charge taken in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

	Year Ended December 31,

	2002	2001	Variance

Revenue	$13,008	$20,939	$(7,931)
Gross margin percentage	21%	30%	(9)%
Operating expenses	$26,800	$24,807	$1,993
Net loss	$(24,934)	$(15,685)	$(9,249)

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

	Year Ended December 31,

	2002	2001

Luminex 100 Systems	254	621
Luminex HTS Systems	1	6

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

     Service contract revenue increased during 2002 to $795,000 from $176,000 during 2001. The increase is attributable to an increased number of systems under contract in 2002 as compared to the prior year period. We began to sell extended service contracts in 2001. The increase is attributable to an increase in the commercial base of Luminex Systems as compared to the prior year. During the year ended December 31, 2002, we sold approximately 170 extended service contracts as compared with approximately 125 in 2001.

     We recognized royalty revenue of $631,000 during 2002 as compared with $128,000 during 2001. Total royalty bearing sales comprised approximately $10.5 million during 2002 as compared with royalty bearing sales of approximately $2.1 million during 2001. The increase is attributable to an increase in the commercial base of Luminex Systems as compared to the prior year. For the year ended December 31, 2002 we had 14 commercial partners submit royalties as compared with eight for the year ended December 31, 2001.

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

     A breakdown of total revenue for the years ended December 31, 2002 and 2001 is as follows (in thousands):

	Year Ended December 31,

	2002	2001

Instrument sales	$6,525	$15,354
Consumable sales	4,297	3,975
Service contract revenue	795	176
Royalty revenue	631	128
Other revenue	760	814
Grant revenue	—	492

	$13,008	$20,939

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

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased by $1.8 million to $18.3 million in 2002 from $16.5 million in 2001, an increase of 11%. The following table provides a breakdown of the major components of selling, general and administrative expenses for the years ended December 31, 2002 and 2001 (in thousands):

	Year Ended December 31,

	2002	2001

Personnel costs	$7,416	$6,666
Legal and professional fees	2,012	2,707
Stock copensation expense	2,364	861
Corporate insurance and taxes	1,605	1,119
Other	4,893	5,174

Total	$18,290	$16,527

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

Quarterly Results

     The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data).

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Revenue	$5,102	$5,642	$7,119	$8,429
Gross profit	1,480	1,937	2,844	3,569
Loss from operations	(2,856)	(1,995)	(854)	(770)
Net loss	(906)	(1,899)	(761)	(643)
Basic loss per share	(0.03)	(0.06)	(0.03)	(0.02)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Revenue	$2,287	$3,177	$3,582	$3,962
Gross profit	292	529	613	1,249
Loss from operations	(6,844)	(6,424)	(5,844)	(5,005)
Net loss	(6,624)	(6,242)	(5,676)	(6,392)
Basic loss per share	(0.23)	(0.21)	(0.19)	(0.22)

Liquidity and Capital Resources

     At December 31, 2003, our cash and working capital positions were essentially unchanged as we held cash and cash equivalents of $39.5 million and had working capital of $45.5 million, as compared with $40.5 million and $45.3 million, respectively, at December 31, 2002. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

     Cash used in operations was $3.7 million in 2003, compared with $9.3 million in 2002. The reduction in net cash used in operations, in conjunction with a $4.2 million net loss in 2003, primarily reflects a decrease in net inventory of $1.6 million and depreciation and amortization expense of $1.1 million offset by an increase in accounts receivable of $2.8 million. Purchases of property and equipment in 2003 totaled $325,000 compared with $1.1 million in 2002.

     In the first quarter of 2003, we settled a pending lawsuit and entered into a full, final and complete release with the defendant, without an admission of liability or wrongdoing on the part of the defendants. As consideration for the settlement and release, the Company received approximately $1.8 million, net of legal and related costs and expenses. This cash infusion coupled with receipt of $3.2 million in option exercise proceeds helped offset losses from operations. Additionally, we received approximately $1.2 million in nonrefundable license fees from strategic partners during 2003. These license fees are amortized into income over the life of the agreement.

     We have non-cancellable purchase commitments with certain of our component suppliers. Should our production requirements fall below the level of our commitments, we could be required to take delivery of inventory for which we have no immediate need or incur an increased cost per unit going forward. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. The effort to manage our inventory, coupled with sales during 2003, placed a constraint on our ability to adequately and timely produce systems for sale. We have taken steps to increase our manufacturing capacity, primarily by increasing the size of our component orders, in response to the increase in demand for our systems. While we attempt to match our parts inventory and production capabilities to estimates of marketplace demand, to the extent system orders materially vary from our estimates, we may experience continued constraints in our systems production and delivery capacity, which could adversely impact revenue in a given fiscal period. Should the Company’s need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials.

     The following table summarizes our contractual obligations as of December 31, 2003 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Non-cancellable rental obligations	$770	$794	$806	$824	$833	$1,147	$5,174
Non-cancellable purchase obligations (1)	7,828	—	—	—	—	—	7,828

Anticipated liquidity impact as of December 31, 2003	$8,598	$794	$806	$824	$833	$1,147	$13,002

(1)	Purchase obligations do not extend beyond a year, however, we would expect future years to have purchase commitments which will arise in the ordinary course of business and will generally increase or decrease according to increases or decreases, respectively, in overall sales volume.

     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new technology and the status of competitive products. Additionally, actions taken based on recommendations from our strategic consulting study could result in expenditures not currently contemplated in our estimates for 2004. We believe, however, that our existing cash and cash equivalents are sufficient to fund our current operating expenses and capital requirements through 2004. Based upon our current operational structure, management anticipates total cash use for 2004 to be approximately $2.0 to $7.0 million, giving us an anticipated balance at December 31, 2004 of $32 to $37 million. This range of net cash reduction of is primarily dependent upon the loss from operations during 2004 offset by proceeds (if any) from option exercises throughout the year.

     We have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and to fund operations. There can be no assurance that debt or equity capital will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on potentially unattractive terms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest income received on our cash balances is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in instruments that meet the definition of cash equivalents and are held to maturity. A 25 basis point fluctuation from average investment returns at December 31, 2003 would yield an approximate 25% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign customers, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Board of Directors and Shareholders
of Luminex Corporation

We have audited the accompanying consolidated balance sheets of Luminex Corporation (“the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Austin, Texas
January 21, 2004

LUMINEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$39,480	$40,482
Accounts receivable, (net of allowance for doubtful accounts of $340,000 and $400,000 at December 31, 2003 and 2002, respectively)	5,227	2,460
Inventories, net	5,178	6,764
Notes receivable — related party	—	43
Prepaids and other	839	730

Total current assets	50,724	50,479
Property and equipment, net	1,657	2,397
Notes receivable — related parties	92	75
Other	821	672

Total assets	$53,294	$53,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,767	$1,080
Accrued liabilities	2,128	3,107
Deferred revenue	1,307	971

Total current liabilities	5,202	5,158
Deferred revenue	3,257	2,894

Total liabilities	8,459	8,052

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 30,301,057 shares in 2003; 29,459,218 shares in 2002	30	29
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	125,169	121,702
Accumulated other comprehensive loss	(74)	(79)
Accumulated deficit	(80,290)	(76,081)

Total stockholders’ equity	44,835	45,571

Total liabilities and stockholders’ equity	$53,294	$53,623

See the accompanying notes.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenue:
Product	$26,292	$13,008	$20,447
Grant	—	—	492

Total revenue	26,292	13,008	20,939
Cost of product revenue	16,462	10,325	14,616

Gross profit	9,830	2,683	6,323
Operating expenses:
Research and development	3,207	6,181	8,280
Selling, general and administrative	13,098	18,290	16,527
Business restructuring charges	—	2,329	—

Total operating expenses	16,305	26,800	24,807

Loss from operations	(6,475)	(24,117)	(18,484)
Other income, net	426	735	2,799
Settlement of litigation	1,840	—	—
Impairment of investment	—	(1,552)	—

Net loss	$(4,209)	$(24,934)	$(15,685)

Net loss per share, basic and diluted	$(0.14)	$(0.85)	$(0.55)

Shares used in computing net loss per share, basic and diluted	29,814	29,275	28,330

     See the accompanying notes.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,209)	$(24,934)	$(15,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,101	1,532	1,544
Amortization of deferred stock, restricted stock and stock compensation expense	240	2,362	886
Imputed interest	(17)	(20)	146
Forgiveness of note receivables — related parties	—	150	50
Loss on disposal of assets	6	216	18
Impairment of investment	—	1,552	—
Other	10	(12)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,767)	4,786	(4,161)
Inventories, net	1,586	1,984	(6,340)
Other assets	(86)	(159)	1,125
Accounts payable	687	(1,082)	(578)
Accrued liabilities	(979)	1,106	1,327
Deferred revenue	699	3,210	(911)

Net cash used in operating activities	(3,729)	(9,309)	(22,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net maturities of short-term investments	—	16,122	50,399
Purchase of property and equipment	(325)	(1,099)	(2,362)
Investment	—	(1,100)	—
Proceeds from sale of assets	26	125	—
Acquired technology rights	(250)	(75)	(600)
Notes receivable — related parties	43	—	(400)

Net cash (used in) provided by investing activities	(506)	13,973	47,037

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,228	968	3,365

Net cash provided by financing activities	3,228	968	3,365

Effect of foreign currency exchange rate on cash	5	(80)	1
(Decrease) increase in cash and cash equivalents	(1,002)	5,552	27,824
Cash and cash equivalents, beginning of year	40,482	34,930	7,106

Cash and cash equivalents, end of year	$39,480	$40,482	$34,930

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Compensation resulting from modification of stock options	$—	$1,597	$—
Transfer of property and equipment to investment	$—	$452	$—

     See the accompanying notes.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock			Accumulated
			Additional	Other	Deferred		Total
	Number of		Paid-In	Comprehensive	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Compensation	Deficit	Equity

Balance at December 31, 2000	27,586,050	$28	$115,651	$—	$(1,529)	$(35,462)	$78,688
Exercise of stock options	1,123,487	1	3,364	—	—	—	3,365
Exercise of warrants	78,768	—	—	—	—	—	—
Deferred stock compensation related to stock options	—	—	(20)	—	20	—	—
Amortization of restricted stock	—	—	—	—	425	—	425
Amortization of deferred stock and stock compensation expense	—	—	—	—	461	—	461
Net loss	—	—	—	—	—	(15,685)	(15,685)
Foreign currency translation adjustment	—	—	—	1	—	—	1

Balance at December 31, 2001	28,788,305	29	118,995	1	(623)	(51,147)	67,255
Exercise of stock options	376,949	—	950	—	—	—	950
Exercise of warrants	293,964	—	17	—	—	—	17
Forfeiture of unvested stock options	—	—	(487)	—	487	—	—
Amortization of deferred stock and stock compensation expense	—	—	2,227	—	73	—	2,300
Amortization of restricted stock	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	(24,934)	(24,934)
Foreign currency translation adjustment	—	—	—	(80)	—	—	(80)

Balance at December 31, 2002	29,459,218	29	121,702	(79)	—	(76,081)	45,571
Exercise of stock options	841,839	1	3,227	—	—	—	3,228
Stock compensation expense	—	—	240	—	—	—	240
Net loss	—	—	—	—	—	(4,209)	(4,209)
Foreign currency translation adjustment	—	—	—	5	—	—	5

Balance at December 31, 2003	30,301,057	$30	$125,169	$(74)	$—	$(80,290)	$44,835

     See the accompanying notes.

LUMINEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Luminex Corporation (the “Company”), a Delaware corporation, designs, develops, manufactures, markets, services and supplies proprietary molecular measurement and analysis systems (the “xMAP System”) capable of performing multiple tests on a single patient sample.

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

Short-Term Investments

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s short-term investments are classified as held-to-maturity since the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. The cost of these investments, adjusted for amortization, approximates fair value. Such amortization is included in interest income. Interest on securities classified as held-to-maturity is also included in other income.

     The Company had no short-term investments as of December 31, 2003 or 2002.

Fair Value of Financial Instruments

     The carrying amounts reflected in the balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the instruments.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of short-term investments and trade receivables. The Company’s short-term investments consist of investments in high credit quality financial institutions and corporate issuers.

     The Company provides credit, in the normal course of business, to a number of its customers geographically dispersed primarily throughout the U.S. The Company attempts to limit its credit risk by performing ongoing credit evaluations of its customers and maintaining adequate allowances for potential credit losses and does not require collateral.

     One customer accounted for 16%, 16% and 13% of the Company’s total revenues in 2003, 2002 and 2001, respectively. In 2003, three other customers accounted for 12%, 11% and 10% of the Company’s total revenues. An additional customer accounted for 16% of the Company’s total revenues in 2001. No other customer accounted for more than 10% of total revenues in 2003, 2002 or 2001.

Inventories

     Inventories, consisting primarily of raw materials and purchased components, are stated at the lower of cost or market. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

Property and Equipment

     Property and equipment are carried at cost less accumulated amounts for amortization and depreciation. Property and equipment are generally amortized or depreciated on a straight-line basis over the useful lives of the assets, which range from two to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvements.

Software Costs

     The Company capitalizes eligible software development costs for internally used software incurred subsequent to completion of the preliminary project stage, pursuant to the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” After all substantial testing and deployment is completed and software is ready for its intended use, development costs are amortized over the shorter of the expected useful life of the software or five years.

     The Company had no capitalized internal use software as of December 31, 2003 or 2002.

Impairment of Long-Lived Assets

     The Company evaluates its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

Revenue Recognition and Allowance For Doubtful Accounts

     Revenue from sales of the Company’s products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time the product is shipped. If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met. Revenues from royalties related to agreements with strategic partners are recognized when such amounts are reported to the Company. Revenue from extended service agreements are deferred and recognized ratably over the term of the agreement.

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

While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant change in the liquidity or financial position of any one of our customers, or a deterioration in the economic environment, in general, could have a material adverse impact on the collectibility of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

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

Incentive Compensation

     Management incentive plans are tied to various financial performance metrics. Bonus accruals made throughout the year related to the various incentive plans are based on management’s best estimate of the achievement of the specific financial metrics. Adjustments to the accruals are made on a quarterly basis as forecasts of financial performance are updated. At year-end, the accruals are adjusted to reflect the actual results achieved.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between the basis for financial reporting purposes and the tax bases of such assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share

     SFAS No. 128, “Earnings Per Share” prescribes standards for computing net income (loss) per share. Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect.

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

     SFAS No. 123 allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at December 31:

	2003	2002	2001

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.9	1.0	0.9
Risk-free rate of return	5.0%	5.0%	5.0%
Expected life	10 yrs	10 yrs	10 yrs
Weighted average fair value at grant date	$4.86	$4.11	$16.44

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

	Year Ended December 31,

	2003	2002	2001

Net loss, as reported	$(4,209)	$(24,934)	$(15,685)
Add: Stock-based employee compensation expense included in reported net loss	—	1,732	886
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,697)	(9,473)	(12,226)

Pro forma net loss	$(9,906)	$(32,675)	$(27,025)

Earnings per share
Basic and Diluted — as reported	$(0.14)	$(0.85)	$(0.55)
Basic and Diluted — pro forma	$(0.33)	$(1.12)	$(0.95)

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

Segment Reporting

     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires the use of a management approach in identifying the business segments of an enterprise. Management has determined that the Company operates in one business segment.

Reclassification

     Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 — ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31 (in thousands):

	2003	2002

Accounts receivable	$5,567	$2,860
Less: Allowance for doubtful accounts	(340)	(400)

	$5,227	$2,460

     The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2000	$70
Additions charged to costs and expenses	616
Write-offs of uncollectible accounts	(186)

Balance at December 31, 2001	500
Additions charged to costs and expenses	218
Write-offs of uncollectible accounts	(334)
Recoveries of uncollectible accounts	16

Balance at December 31, 2002	400
Reductions charged to costs and expenses	(58)
Write-offs of uncollectible accounts	(3)
Recoveries of uncollectible accounts	1

Balance at December 31, 2003	$340

NOTE 3 — INVENTORY, NET

     Inventory consisted of the following at December 31 (in thousands):

	2003	2002

Parts and supplies	$4,035	$6,995
Work-in-progress	2,004	304
Finished goods	249	965

	6,288	8,264
Less: Allowance for obsolete inventory	(1,110)	(1,500)

	$5,178	$6,764

     The Company has non-cancellable purchase commitments with certain of its component suppliers in the amount of approximately $7.8 million for 2004. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

NOTE 4 — PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31 (in thousands):

	2003	2002

Laboratory equipment	$2,806	$2,676
Leasehold improvements	870	875
Computer equipment	1,004	990
Purchased software and intangibles	1,665	1,523
Furniture and fixtures	325	325

	6,670	6,389
Less: Accumulated amortization and depreciation	(5,013)	(3,992)

	$1,657	$2,397

NOTE 5 — NOTES RECEIVABLE — RELATED PARTIES

     Notes Receivable — Related Parties consisted of the following at December 31 (in thousands):

	2003	2002

Notes receivable — related parties	$200	$243
Imputed interest discount on notes receivable — related party	(108)	(125)

	92	118
Less: Current portion	—	(43)

	$92	$75

     Notes Receivable — Related Parties at December 31, 2003 consisted of a note from one former officer of the Company.

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

     Imputed Interest Discount on Notes Receivable — Related Party is the discount derived from imputing an interest rate of 10% on the outstanding balance during the life of the note. This discount is amortized over the life of the note and recognized as interest income. The current balance is the unamortized portion remaining.

NOTE 6 — OTHER ASSETS

     Other assets consisted of the following at December 31, (in thousands):

	2003	2002

Purchased technology rights (net of accumulated amortization of $138,000 and $60,000 in 2003 and 2002, respectively)	$787	$615
Other	115	112

	902	727
Less: Current portion	(81)	(55)

	$821	$672

In March 2001, the Company entered into an agreement that provides the Company with a license to commercialize products incorporating certain patented technology. Under the terms of the agreement, the Company made $800,000 in milestone payments through December 31, 2003 and has agreed to make additional payments of $200,000 in the aggregate upon the achievement of additional milestones. In addition, the Company will make royalty payments based on sales of the developed products incorporating the licensed technology. The costs of the technology rights acquired were capitalized and are being amortized on a straight-line basis over their estimated useful lives of five to fifteen years. For the years ended December 31, 2003 and 2002, the Company recognized amortization expense related to the amortization of these acquired technology rights of approximately $78,000 and $40,000, respectively. Future amortization expense will be $81,000 in 2004, $81,000 in 2005, $81,000 in 2006, $70,000 in 2007, $55,000 in 2008 and $419,000 thereafter.

NOTE 7 — BUSINESS RESTRUCTURING COSTS

     In November 2002, the Company’s management approved a business restructuring plan to reduce headcount and infrastructure. The Company recorded approximately $2.3 million in business restructuring charges. Components of business restructuring charges and the remaining accruals as of December 31, 2003 were as follows (in thousands):

	Employee	Facility
	Separation Costs	Restructuring Costs	Totals

Total business restructuring costs	$1,401	$928	$2,329
Cash activity	(364)	—	(364)
Non-cash activitiy	—	(136)	(136)

Balance at December 31, 2002	1,037	792	1,829
Cash activity	(865)	(792)	(1,657)
Non-cash activity	(100)	—	(100)
Adjustment to accrual	(72)	—	(72)

Balance at December 31, 2003	$—	$—	$—

     Employee separation costs, which included severance, related payroll taxes, outplacement and other benefits, owed to approximately 35 terminated employees, totaled approximately $1.4 million during 2002. Employee groups impacted by the restructuring include personnel in positions throughout the sales, marketing, research and development and general and administrative functions. During 2002, we incurred cash expenditures totaling approximately $364,000 related to employee separation costs. During 2003, we incurred cash expenditures totaling approximately $865,000 and other charges of approximately $72,000 related to employee separation costs. We incurred a non-cash charge of $100,000 related to forgiving a portion of a note receivable from a former officer of the Company.

     Facility restructuring costs associated with early termination of a real estate lease for expansion space no longer needed for our operations totaled $928,000 in 2002. During 2002, we incurred non-cash expenditures totaling approximately $136,000 related to facility restructuring costs. During 2003, we incurred cash expenditures totaling approximately $792,000 related to facility restructuring costs.

     As of December 31, 2003, the Company has completed the business restructuring plan and no other expenditures are expected.

NOTE 8 — ACCRUED WARRANTY COSTS

     Sales of the Company’s xMap Systems are subject to a warranty. XMap System warranties typically extend for a period of twelve months from the date of installation. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data and includes this reserve in accrued liabilities. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically. Warranty expenses and accruals for the year ended December 31, 2003 were as follows (in thousands):

Accrued warranty costs at December 31, 2002	$312
Warranty expenses	(514)
Accrual for warranty costs	677

Accrued warranty costs at December 31, 2003	$475

NOTE 9 — IMPAIRMENT OF INVESTMENT

     On September 5, 2002, the Company transferred assets related to RBM, consisting of cash, property and equipment with a fair value of approximately $1.6 million, to Rules Based Medicine, Inc., a newly formed company headed by the Company’s former chairman, chief executive officer and co-founder. The Company periodically analyzed its strategic investment for impairment considered other than temporary. In performing its analysis on this strategic investment, the Company first evaluated whether general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to the investment’s industry or the individual entity, indicated that a decline in value that is other than temporary had occurred. Then the Company considered specific factors, including the financial condition and near-term prospects of the investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2002, based upon current estimates of future cash flow, current market conditions and current profitability, the Company made the decision to permanently impair the strategic investment. As a result of this decision, the Company recognized $1.6 million in impairment charges for the year ended December 31, 2002, and such amount is recorded as “Impairment of investment” in the Consolidated Statements of Operations.

NOTE 10 — INCOME TAXES

     As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $87.4 million and research and development credit carryforwards of approximately $1.6 million that will begin to expire in 2010 if not utilized prior to that time.

     Current federal income tax laws impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change”, as defined by such laws, of a corporation. The Company’s utilization of the net operating losses and tax credits generated prior to 2000 will be subject to an annual limitation due to an “ownership change” resulting from the sales of equity securities.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows (in thousands):

	2003	2002

Deferred tax assets:
Deferred revenue	$1,674	$1,225
Depreciable assets	295	271
Accrued expenses and other	1,297	1,353
Net operating loss and credit carryforwards	33,974	32,212
Investment	1,637	1,637

Total deferred tax assets	38,877	36,698
Valuation allowance for deferred tax assets	(38,714)	(36,493)

Net deferred taxes	163	205

Deferred tax liabilities:
Prepaid expenses	(163)	(205)

Total deferred tax liabilities	(163)	(205)

Net deferred tax assets	$—	$—

     The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance increased by approximately $2.2 million during 2003, primarily due to operations. Approximately $10.9 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred stock compensation expense.

     The Company’s provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	Year Ended December 31,

	2003	2002	2001

Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(3.0)%	(3.0)%	(3.0)%
Other nondeductible expenses	0.1%	0.2%	0.3%
Research credit generated	(3.5)%	(0.5)%	(3.4)%
Other	0.0%	0.0%	0.3%
Operating losses not benefited	40.4%	37.3%	39.8%

	0.0%	0.0%	0.0%

NOTE 11 — NET LOSS PER SHARE

     The Company has excluded all outstanding stock options, outstanding warrants to purchase stock and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 2,242,816, 1,966,671 and 3,967,020 for the years ended December 31, 2003, 2002 and 2001, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share.

NOTE 12 — STOCKHOLDERS’ EQUITY

Preferred Stock

     The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders. At December 31, 2003 and 2002, there was no preferred stock issued and outstanding.

Stockholder’s Rights Plan

     On June 20, 2001, the Company’s Board of Directors declared a dividend of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on July 2, 2001. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a purchase price of $100 per fractional share, subject to adjustment. The rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 20 percent or more of common stock. The rights expire on June 20, 2011.

Warrants

     There were approximately 294,000 warrants exercised in 2002. At December 31, 2003, the Company had no outstanding warrants.

NOTE 13 — COMPREHENSIVE LOSS

     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive loss is comprised of net loss and foreign currency translation. Comprehensive loss for the years ended December 31, 2003 and 2002 was approximately $4.2 million and $24.4 million, respectively.

NOTE 14 — EMPLOYEE BENEFIT PLANS

Stock Option Plans

     Under the Company’s 1996 Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 2001 Broad-Based Stock Option Plan (the “2001 Plan”), certain employees, non-employees and non-employee directors have been granted options to purchase shares of common stock. The stock options generally vest in installments over a multi-year period and expire either five or ten years after the date of grant. Since approval of the 2000 Plan in February 2000, no further option shares are authorized for issuance under the 1996 Plan. At December 31, 2003, there were options for approximately 461,000 shares of common stock outstanding under the 1996 Plan.

     The 2000 Plan allows the Company to grant a variety of incentive awards to key employees, directors and consultants of the Company. A maximum of 3.6 million shares of common stock were authorized for issuance under the 2000 Plan and can be awarded in the form of non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. A total of approximately 865,000 shares are authorized and available for future issuance as of December 31, 2003. To date, approximately 75,000 shares have been issued pursuant to option exercises under this plan. At December 31, 2003, there were options for approximately 2.6 million shares of common stock outstanding under the 2000 Plan.

     The 2001 Plan allows the Company to grant non-qualified stock options to employees and consultants of the Company. Directors and officers of the Company are not eligible to participate in the 2001 Plan or to receive grants thereunder. The number of shares of the Company’s common stock authorized for issuance under the 2001 Plan, is determined by calculating 5% of the maximum number of all issued and outstanding shares of the common stock plus all shares of the common stock which may be directly issuable upon the exercise, exchange or conversion of any outstanding rights, warrants, options or other derivative securities convertible into shares of common stock. As of December 31, 2003, the maximum number of shares authorized for issuance under the 2001 Plan was approximately 1.7 million. A total of approximately 642,000 shares are authorized and available for future issuance as of December 31, 2003. To date, approximately 29,000 shares have been issued pursuant to option exercises under this plan. At December 31, 2003, there were options for approximately 1.1 million shares of common stock outstanding under the 2001 Plan.

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

     During the years ended December 31, 2003, 2002 and 2001, the Company recorded deferred stock compensation expense of $240,000, $2.4 million and $886,000 in connection with certain stock options and restricted stock granted. The amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the common stock at the time of such grants amortized over the vesting period of the grant or, for restricted stock, the fair value of the shares at the time of issuance amortized over the vesting period. During 2000, the Company granted options to purchase 255,000 shares of common stock with an exercise price of $11.76 per share and fair value of $17.00 per share. During 2002, the Company subsequently recaptured approximately $488,000 of unrecognized deferred stock compensation related to this issuance upon the departure as an employee of the option holder. The Company recorded approximately $240,000, $630,000 and $0 of stock compensation expense related to option issuances during the year to certain non-employees performing services for the Company during 2003, 2002 and 2001, respectively. At September 5, 2002, the Company recognized stock compensation expense of approximately $1.6 million in connection with the modification of the terms of stock options. In connection with the RBM transaction, the Company agreed to extend the exercise period of fully vested options held by former employees who resigned from the Company to join Rules-Based Medicine, Inc. for the lesser of two years or the stated expiration date of such options. All deferred compensation amounts are being amortized over the vesting periods of the applicable options resulting in amortization of $0, $135,000, and $481,000 in 2003, 2002 and 2001, respectively. There was no unamortized deferred stock compensation at December 31, 2003.

     A summary of the changes in stock options and warrants is as follows:

		Range of Exercise	Weighted Average
	Shares	Prices	Exercise Price

Options outstanding, December 31, 2000	4,442,646	$0.49 - $44.61	$9.71
Granted	1,064,097	$12.81 - $30.82	$18.24
Exercised	(1,123,487)	$0.49 - $44.61	$2.99
Surrendered	(80,480)	$5.88 - $28.00	$16.73

Options outstanding, December 31, 2001	4,302,776	$0.49 - $44.61	$13.48
Granted	1,029,500	$4.11 - $18.00	$7.61
Exercised	(376,949)	$0.49 - $13.05	$2.51
Surrendered	(1,109,661)	$5.88 - $44.61	$16.96

Options outstanding, December 31, 2002	3,845,666	$1.96 - $41.75	$11.97
Granted	1,729,000	$4.00 - $10.55	$5.59
Exercised	(841,839)	$1.96 - $6.52	$3.83
Surrendered	(590,809)	$3.92 - $41.75	$18.00

Options outstanding, December 31, 2003	4,142,018	$3.92 - $35.63	$10.10

     The following table summarizes outstanding and exercisable options at December 31, 2003:

		Options Outstanding		Options Exercisable

		Weighted Average
	Number	Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	and Vested	Exercise Price

$3.92 - $3.92	354,400	0.39 years	$3.92	354,400	$3.92
$4.00 - $4.68	902,000	9.20 years	$4.67	116,000	$4.59
$4.95 - $6.52	1,118,502	8.10 years	$5.85	561,166	$6.15
$6.67 - $17.00	1,170,526	7.10 years	$13.02	829,621	$14.56
$17.15 - $35.63	596,590	5.28 years	$24.24	583,667	$24.30

	4,142,018	6.99 years	$10.10	2,444,854	$12.94

Total exercisable options as of December 31, 2003, 2002 and 2001 were 2,444,854, 2,932,889 and 2,270,727, respectively.

Reserved Shares of Common Stock

     At December 31, 2003 and 2002, the Company had reserved 4,142,018 and 3,845,666 shares of common stock, respectively, for the conversion of options.

Employee Savings Plans

     Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2003, 2002 and 2001, each employee could contribute a percentage of compensation up to a maximum of $12,000, $11,000 and $10,500 per year, respectively, with the Company matching 50% of each employee’s contributions. The Company’s contributions for 2003, 2002 and 2001 were $242,000, $292,000 and $294,000, respectively.

Restricted Stock Awards

     Restricted stock awards may be granted at the discretion of the Board of Directors under the 2000 Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the employee’s agreement. During the year ended December 31, 2000, the Company awarded 15,000 shares of restricted common stock, which had a fair value at the date of grant of $566,250. Compensation under this restricted stock award was charged to expense over the restriction period and amounted to $0, $63,000 and $425,000 in 2003, 2002 and 2001, respectively. As of December 31, 2003, the Company had no deferred stock compensation relating to this or any other restricted stock award.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Lease Arrangements

     The Company has operating leases related primarily to its office facilities. Rental expense for these operating leases for the years 2003, 2002 and 2001 totaled approximately $810,000, $813,000 and $736,000, respectively.

     Minimum annual rental commitments as of December 31, 2003 under non-cancellable leases for each of the next five years and in the aggregate were as follows (in thousands):

2004	$770
2005	794
2006	806
2007	824
2008	833
Thereafter	1,147

Total	$5,174

These non-cancellable lease commitments include certain rent escalation provisions which have been included in the minimum annual rental commitments shown above. These amounts are recorded on a straight-line basis over the life of the lease.

Non-Cancellable Purchase Commitments

     As of December 31, 2003 the Company had approximately $7.8 million in purchase commitments with several of its inventory suppliers. These commitments require delivery of minimum amounts of components throughout 2004. None of the Company’s current commitments extend past 2004.

NOTE 16 — GUARANTEES

     The terms and conditions of the Company’s development and supply and license agreements with its strategic partners generally provide for a limited indemnification of such partners, arising from the sale of Luminex Systems and consumables, against losses, expenses and liabilities resulting from third-party claims based on an alleged infringement on an intellectual property right of such third party. The terms of such indemnification provisions generally limit the scope of and remedies for such indemnification obligations. To date, the Company has not had to reimburse any of its strategic partners for any losses arising from such indemnification obligations.

NOTE 17 — RELATED PARTY TRANSACTIONS

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

NOTE 18 — JOINT VENTURE RESEARCH ARRANGEMENT

     The Company, along with a joint venture partner, was granted a special assistance award in October 1998, by the National Institute of Standards and Technology to conduct liquid array technology development. The government grant was reinstated July 1, 2000 with a new joint venture partner after being temporarily suspended in September 1999 when the prior joint venture partner withdrew due to a change in its business strategy. Effective July 1, 2001, the Company permanently withdrew from the arrangement, and no future grant revenue is expected. The Company incurred expenses related to liquid array development activities totaling $0, $0 and $591,000 and recognized grant revenues of $0, $0 and $492,000 during 2003, 2002 and 2001, respectively.

NOTE 19 — GEOGRAPHIC INFORMATION

     We operate in one business segment, biological testing in the life sciences industry. The table below provides information regarding product revenues from our sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	2003	2002	2001

Domestic	$18,243	$10,313	$18,142
Foreign:
Europe	7,020	2,383	1,590
Asia	433	30	75
Other	596	282	640

	$26,292	$13,008	$20,447

NOTE 20 — SETTLEMENT OF LITIGATION

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

NOTE 21 — RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004. The Company does not believe the full adoption of FIN 46 will have any effect on its financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the caption “Proposal 1 — Election of Directors” and to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on or about May 20, 2004 (the “Proxy Statement”). Our Proxy Statement will be filed with the Securities and Exchange Commission not later than April 29, 2004.

     Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers and Related Information” in Item 4 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference to the sections entitled “Executive Compensation and Related Information” contained in our Proxy Statement for our 2004 annual meeting of stockholders, to be held on or about May 20, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for our 2004 annual meeting of stockholders, to be held on or about May 20, 2004.

Equity Compensation Plan Information

     The following table sets forth, as of December 31, 2003, certain information with respect to shares of the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to	Weighted-Average	Under Equity Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities Reflected
Plan Category	of Outstanding Options	Outstanding Options	in Column (A))

	(A)	(B)	(C)

Equity compensation plans approved by security holders	3,091,362	$10.75	864,982
Equity compensation plans not approved by security holders (1)	1,050,656	$8.20	642,041

Total	4,142,018	$10.10	1,507,023

(1)	The number of shares of the Company’s common stock authorized for issuance under the 2001 Plan, is determined by calculating 5% of the maximum number of all issued and outstanding shares of the common stock plus all shares of the common stock which may be directly issuable upon the exercise, exchange or conversion of any outstanding rights, warrants, options or other derivative securities convertible into shares of common stock.

2001 Broad-Based Stock Option Plan

     In February 2001, our Board of Directors approved the 2001 Plan, a non-stockholder approved plan, for grants of stock options to employees who are not directors or officers of the Company. Options may be granted to such employees at not less than 100% of the fair market value of the common stock on the date of grant. The options become exercisable in whole or in such installments as determined by the Board of Directors and generally expire 10 years after the grant date. For addition information regarding the Company’s 2001 Plan, see Note 14 of Notes to Consolidated Financial Statements.

     Certain information required under this Item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2004 annual meeting of stockholders to be held on or about May 20, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by the Item concerning certain relationships is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” contained in our Proxy Statement for our 2004 annual meeting of stockholders to be held on or about May 20, 2004.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     Information required by the Item concerning principle accountant fees and services is incorporated by reference to the section entitled “Principle Accountant Fees and Services” contained in our Proxy Statement for our 2004 annual meeting of stockholders to be held on or about May 20, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements:

The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

(3)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1	Asset Purchase Agreement, effective as of September 5, 2002, by and among Rules-Based Medicine, Inc., Luminex Corporation and RBM Acquisition, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Commission upon request) (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 5, 2002).

3.1	Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

4.1	Rights Agreement dated as of June 21, 2001 between Luminex Corporation and Mellon Investor Services, LLC, as Rights Agent which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights (Previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 20, 2001).

10.1#	1996 Stock Option Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.2#	Form of Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.3#	Form of Incentive Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.4#	2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.5#	Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.6#	2001 Broad-Based Stock Option Plan of the Company (Previously filed as an Exhibit to the Company’s

Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.7#	Form of Option Grant Certificate for the 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.8+	Development and Supply Agreement dated as of March 19, 1999 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.9+	Amendment to Development and Supply Agreement dated as of January 13, 2000 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.10	Second Amendment to Development and Supply Agreement dated as of June 12, 2000 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.11+	Distribution, Development and Supply Agreement dated as of August 6, 2001 by and between the Company and Miraibio, Inc (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.12+	Agreement for Electronic Manufacturing Services dated as of January 1, 2000 by and between the Company and Sanmina Corporation (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.13#	Form of Amended and Restated Employment Agreement between the Company and each of Randel S. Marfin, James W. Jacobson, Ph.D. and Oliver H. Meek (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.14#	Management Services Agreement, effective as of August 12, 2002, by and between Luminex Corporation and Thomas W. Erickson (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 5, 2002).

10.15#	First Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson, dated March 1, 2003. (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.16#	Second Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson, dated September 1, 2003 (Previously filed as an Exhibit to the Company’s Quarterly Report of Form 10-Q for the quarterly period ending June 30, 2003).

10.17#	Amendment to Second Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson (Previously filed as an Exhibit to the Company’s Quarterly Report of Form 10-Q for the quarterly period ending September 30, 2003).

10.18#	Third Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson, dated December 11, 2003.

10.19#	Fourth Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson, dated March 12, 2004.

10.20#	Consultant Agreement, effective as of September 5, 2002, by and between Mark B. Chandler, Ph.D. and Luminex Corporation (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 5, 2002).

10.21#	Form of Indemnification Agreement dated May 22, 2002 between the Company and each of the directors and officers of the Company (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.22	Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.23	First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation as Tenant, dated July 25, 2002. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.24	Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and Luminex Corporation, as Tenant, dated January 27, 2003 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.25	Sublease Agreement dated as of May 2, 2002 by and between the Company and American Innovations, Ltd., for facilities situated at 12112 Technology Boulevard, Austin, Texas 78727 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.26#	Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie.

10.27#	Employment Agreement effective as of October 1, 2003, by and between Luminex Corporation and David S. Reiter.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Auditors.

24.1	Power of Attorney (incorporated in the signature page of this report).

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act and Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K, reported in Item 12., was furnished on October 22, 2003 relating to the Company’s October 22, 2003 press release announcing the Company’s financial results for the third quarter ended September 30, 2003.

(c)	See Exhibits listed under Item 14(a)(3).

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

LUMINEX CORPORATION
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

SIGNATURES	TITLE	DATE

/s/ Thomas W. Erickson Thomas W. Erickson	Interim President and Chief Executive Officer	March 12, 2004

/s/ Harriss T. Currie Harriss T. Currie	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2004

/s/ Kristi M. Richburg Kristi M. Richburg	Controller (Principal Accounting Officer)	March 12, 2004

/s/ C. Thomas Caskey, M.D. C. Thomas Caskey, M.D.	Director	March 12, 2004

/s/ Robert J. Cresci Robert J. Cresci	Director	March 12, 2004

/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director	March 12, 2004

/s/ Laurence E. Hirsch Laurence E. Hirsch	Director	March 12, 2004

/s/ Jim D. Kever Jim D. Kever	Director	March 12, 2004

S-1

SIGNATURES	TITLE	DATE

/s/ G. Walter Loewenbaum II G. Walter Loewenbaum II	Chairman of the Board of Directors Director	March 12, 2004

/s/ Kevin M. McNamara Kevin M. McNamara	Director	March 12, 2004

William L. Roper, M.D.	Director	March 12, 2004

S-2