Form 10-Q
period 2004-03-31
LUMINEX CORP
filed 2004-05-10
CIK 1033905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
March 31, 2004

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

     There were 30,721,126 shares of the Company’s Common Stock, par value $.001 per share, outstanding on May 5, 2004.

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,545	$39,480
Accounts receivable, net	6,660	5,227
Inventory, net	7,557	5,178
Prepaids and other	381	839

Total current assets	52,143	50,724
Property and equipment, net	1,497	1,657
Other	960	913

Total assets	$54,600	$53,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,416	$1,767
Accrued liabilities	1,816	2,128
Deferred revenue	1,296	1,307

Total current liabilities	5,528	5,202
Deferred revenue	3,123	3,257

Total liabilities	8,651	8,459

Stockholders’ equity:
Common stock	31	30
Additional paid-in capital	127,226	125,169
Deferred stock compensation	(791)	—
Accumulated other comprehensive loss	(84)	(74)
Accumulated deficit	(80,433)	(80,290)

Total stockholders’ equity	45,949	44,835

Total liabilities and stockholders’ equity	$54,600	$53,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMINEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Revenue	$9,295	$5,102
Cost of revenue	5,286	3,622

Gross profit	4,009	1,480
Operating expenses:
Research and development	958	831
Selling, general and administrative	3,297	3,505

Total operating expenses	4,255	4,336

Loss from operations	(246)	(2,856)
Other income, net	109	110
Settlement of litigation	—	1,840
Income taxes	(6)	—

Net loss	$(143)	$(906)

Net loss per share, basic and diluted	$(0.00)	$(0.03)

Shares used in computing net loss per share, basic and diluted	30,442	29,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMINEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Operating activities:
Net loss	$(143)	$(906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	233	315
Other	45	92
Changes in operating assets and liabilities:
Accounts receivable, net	(1,433)	(1,000)
Inventory, net	(2,379)	1,921
Prepaids and other assets	463	297
Accounts payable	650	(169)
Accrued liabilities	(313)	(1,792)
Deferred revenue	(144)	(23)

Net cash used in operating activities	(3,021)	(1,265)

Investing activities:
Purchase of property and equipment	(47)	(28)
Other investing activities	(72)	(131)

Net cash used in investing activities	(119)	(159)

Financing activities:
Proceeds from issuance of common stock	1,215	446

Net cash provided by financing activities	1,215	446

Effect of foreign currency exchange rate on cash	(10)	(24)
Decrease in cash and cash equivalents	(1,935)	(1,002)
Cash and cash equivalents, beginning of period	39,480	40,482

Cash and cash equivalents, end of period	$37,545	$39,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMINEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1	- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2	- INVENTORY, NET

     Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Parts and supplies	$7,141	$4,035
Work-in-progress	847	2,004
Finished goods	299	249

	8,287	6,288
Less: Allowance for excess and obsolete inventory	(730)	(1,110)

	$7,557	$5,178

NOTE 3	- ACCRUED WARRANTY COSTS

     Sales of the Company’s systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data and includes this reserve in accrued liabilities. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically. Warranty expenses and accruals for the three months ended March 31, 2004 were as follows (in thousands):

Accrued warranty costs at December 31, 2003	$475
Warranty expenses	(74)
Accrual for warranty costs	74

Accrued warranty costs at March 31, 2004	$475

NOTE 4 - BUSINESS RESTRUCTURING COSTS

     In November 2002, the Company’s management approved a business restructuring plan to reduce headcount and infrastructure. As of September 30, 2003, the Company had completed the business restructuring plan and no other expenditures are expected. During the quarter ended March 31, 2003, the Company had cash expenditures of $1.6 million and non-cash expenditures of $100,000 under the restructuring plan.

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

     The Company has excluded all potentially dilutive securities such as restricted stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company’s net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 1,389,662 for the three months ended March 31, 2004, and 1,079,088 for the three months ended March 31, 2003.

NOTE 7	– STOCK BASED COMPENSATION

     The Company granted shares of restricted stock and options to purchase shares of common stock, and recorded stock compensation expense related to these issuances as follows:

	Three Months Ended
	March 31,
	2004	2003
Restricted stock granted	96,288	—
Stock compensation expense related to issuance of options	$50,000	$86,000
Options granted	310,798	1,234,250
Range of exercise prices	$8.22 - $12.47	$4.00 -$4.97

The Company plans to expense the cost of restricted stock on a straight-line basis over the vesting period of the stock of two or four years.

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

     SFAS No. 123 allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black-Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at March 31:

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(143)	$(906)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,358)	(1,184)

Pro forma net loss	$(1,501)	$(2,090)

Earnings per share
Basic and Diluted — as reported	$(0.00)	$(0.03)
Basic and Diluted — pro forma	$(0.05)	$(0.07)

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

	Three Months Ended March 31,
	2004		2003
Dividend yield	0.0%		0.0%
Expected volatility	0.7		0.9
Risk-free rate of return	5.0%		5.0%
Expected life	7	yrs	10	yrs
Weighted average fair value at grant date	$6.74		$4.14

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

     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive loss is comprised of net loss and foreign currency translation. Comprehensive loss for the three months ended March 31, 2004 was $153,000 and comprehensive loss for the three months ended March 31, 2003 was approximately $931,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this Report, our Annual Report on Form 10-K for the year ended December 31, 2003 and “Risk Factors” included in this Report.

SAFE HARBOR CAUTIONARY STATEMENT

     All statements in this Report that do not discuss past results are forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements. All statements which address our outlook for our businesses and their respective markets, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. Forward-looking statements are based on management’s current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section herein titled “Risk Factors”. Specific uncertainties which could cause our actual results to differ materially from those projected include, among others, risks and uncertainties relating to market demand and acceptance, the dependence on strategic partners for development, commercialization and distribution of products, fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, our ability to scale up manufacturing operations, potential shortages of components, competition, the timing of regulatory approvals and any modification of the Company’s operating plan in response to its ongoing evaluation of its business and search for a new chief executive officer. We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

OVERVIEW

     Our financial and operational improvement for the quarter ended March 31, 2004 was primarily attributable to: (i) operational focus provided by the completion of our strategic study concluded in the spring of 2003; (ii) effort expended on the contractual relationships with our partners and supply agreements with key suppliers; and (iii) the scalability of our business model.

     We completed our strategic study in the spring of 2003. The results of the study provided valuable information regarding target market opportunities and the size of those market segments. We have focused our resources and adjusted our strategies and tactics towards the identified segments, which has provided growth opportunities for the Company. One element of our resource focus was a commitment to assisting our partners in their commercial development efforts. Our strategy of increasing the assistance we provided to our partners coupled with the discontinuation of our direct sales efforts enabled our partners to focus on commercialization and avert concerns that we were going to compete directly with them. We are in the process of expanding our field service staff to better serve our customer base and to offer a more diverse menu of service choices. We believe the additional service offerings should facilitate the penetration of our technology into the mainstream diagnostic market. We also believe that these adjustments coupled with the maturation of our technology in the marketplace contributed to the growth that we have experienced.

     Additionally, significant effort was expended during 2003 both strengthening our contractual relationships with our partners and solidifying supply agreements with key suppliers. As the commercialization efforts of our partners have increased and opportunities were afforded to modify the contracts with them, we strengthened our contractual positions by including minimum purchase requirements. These requirements serve to encourage our partner’s allocation of resources to development and commercialization of the technology and enhance our ability to predict revenue patterns. Furthermore, we were able to execute supplier agreements with many of our key suppliers to ensure a flexible supply of raw materials to better meet our production demands, while limiting our exposure to supply failures. We also identified alternate supply sources for several key components.

     The focus provided from the results of our strategic study has directed our efforts towards the markets in which we believe we have the highest level of sustainable competitive advantage. The market concentration and resulting direction of efforts has contributed to the relative flatness of our operating expenses over the past five quarters. Over the course of the past 12 months, we have sustained our core research and development efforts with a concentration on continued improvements to our technology and product offerings. Additionally, we have focused our business development efforts on our identified strengths in order to keep our partner and content pipeline active. All of these additional efforts have taken place with relatively constant use of resources and have resulted in 82% revenue growth, 14% gross margin growth and improvement to the bottom line that brings us very close to profitability.

     Our ability to achieve sustained profitability continues to depend upon our ability to establish successful strategic partnership arrangements with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. At March 31, 2004, we had 19 strategic partners who had either released commercialized products based on the Luminex platform or were redistributing our products and were reporting royalties. These 19 strategic partners constituted 69% of total revenues for the first quarter of 2004.

     Finally, as of the date of this report we have not hired a successor to Tom Erickson, our interim chief executive officer. We believe Mr. Erickson has been and continues to be an effective leader in focusing our management team on fundamental improvements to our Company’s strategy and operations. Mr. Erickson is currently under contract with us through June 30, 2004 and upon hiring a new chief executive officer, his agreement is cancelable with ten days notice by Luminex. We have identified a lead candidate for chief executive officer and hope to fill this position in the near future. As indicated in our proxy statement dated April 15, 2004, Mr. Erickson is standing for election to our Board of Directors at the upcoming annual meeting of stockholders. His election to the Board of Directors should provide continuity of leadership upon the hiring of a new chief executive officer.

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

     Total deferred revenue as of March 31, 2004 was $4.4 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $2.5 million, (ii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $897,000 and (iii) unamortized revenue related to extended service contracts in the amount of $960,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.

     Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At March 31, 2004, there were two major components of the allowance for excess and obsolete inventory. First, the Company has a specific reserve for inventory components that we no longer use in the manufacture of our systems. Second, we have a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales. The Company believes that its inventory is properly valued based on current market conditions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Revenue. Total revenue increased to $9.3 million for the three months ended March 31, 2004 from $5.1 million for the comparable period in 2003. The increase was primarily attributable to increased productivity of our partners efforts resulting in increased system placements and corresponding increase in all other revenue line items. As previously disclosed in our Annual Report on Form 10-K, we continue with revenue concentration in a limited number of strategic partners, as one customer accounted for 24.6% of total revenue in the first quarter. No other customer accounted for more than 10% of total revenue.

     A breakdown of revenue for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
System sales	$4,870	$3,041
Consumable sales	2,512	1,177
Royalty revenue	605	219
Service contracts	319	254
Other revenue	989	411

	$9,295	$5,102

     System and peripheral component sales increased to $4.9 million for the three months ended March 31, 2004 from $3.0 million for the first quarter of 2003. System placements for the first quarter of 2004 increased to 206 from 131 for the corresponding prior year period bringing total system placements to 2,125 as of March 31, 2004. During the current quarter five of our partners accounted for 141 system placements or 68% of the total system placements for the quarter. These five partners purchased only 82 systems in the comparable period of 2003. Of the total 2,125 systems placed through March 31, 2004, we estimate that 40% have been sold in the clinical diagnostics market and 60% in the life sciences market.

     Consumable sales, comprised of microspheres and sheath fluid, increased to $2.5 million during the first quarter of 2004 up from $1.2 million for the first quarter of 2003. We believe the increase is primarily the result of the increase of use and acceptance of our technology. Partners with commercial applications available accounted for $1.6 million or 63% of total consumable sales for the quarter ended March 31, 2004. In addition, during the quarter we had seven bulk purchases of consumables totaling approximately $1.8 million as compared with one bulk purchase of approximately $176,000 in the corresponding prior year period. Bulk purchases are purchases of consumables by a single customer that in the aggregate are more than $100,000. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales continue to rise.

     Royalty revenue increased to $605,000 during the three months ended March 31, 2004 from $219,000 for the three months ended March 31, 2003. This increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base of Luminex Systems as compared to the prior year. For the three months ended March 31, 2004, we had 19 commercial partners submit royalties as compared with 14 for the three months ended March 31, 2003. Additionally, the 14 partners for whom we recognized $219,000 in royalties for the first quarter of 2003 represented approximately $550,000 of the first quarter 2004 total, an increase of approximately 151% over their prior year payments. Three of our partners reported royalties totaling approximately $338,000 or 56% of the total royalties for the current period. Total royalty bearing sales by our partners were approximately $9.7 million for the quarter ended March 31, 2004.

     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $319,000 during the first quarter of 2004 from $254,000 for the first quarter of 2003. This increase is attributable to increased sales of extended service agreements, which is a direct result of the increase in the commercial base of Luminex Systems as compared to the prior year period. At March 31, 2004, we had 257 Luminex Systems covered under extended service agreements and $960,000 in deferred revenue related to those contracts.

     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and special project revenues, increased to $989,000 for the three months ended March 31, 2004 from $411,000 for the three months ended March 31, 2003. This increase is primarily the result of an increase in parts sales to our partners who have assumed the field service obligation on our systems and an increase in special project revenues. For the quarter ended March 31, 2004 we had $370,000 of parts sales, $335,000 of special projects and $284,000 of other miscellaneous revenue.

     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) increased to 43% for the three months ended March 31, 2004 from 29% for the three months ended March 31, 2003. Gross profit increased to $4.0 million for the three months ended March 31, 2004, as compared to $1.5 million for the three months ended March 31, 2003. The rate increase in gross margin was primarily attributable to the scalability of the fixed cost component of our cost of sales and a shift in the percentage of consumables and royalties, our high margin items, as a percentage of total revenue. Consumables and royalties comprised 27% of revenue for the quarter ended March 31, 2003 and 34% for the current quarter.

     Research and development expense. Research and development expenses increased to $958,000 for the three months ended March 31, 2004 from $831,000 for the comparable period in 2003. The increase was primarily attributable to increases of personnel costs of $155,000 associated with the net addition of nine employees over our March 31, 2003 headcount of 24. Of these nine additions, five were reassignments from other departments to better align research and development activities. The four new hires were added to support product development including our next generation product development activities.

     Selling, general and administrative expense. Selling, general and administrative expenses decreased by 6% to $3.3 million for the three months ended March 31, 2004 from $3.5 million for the comparable period in 2003. The decrease was primarily attributable to reductions in legal and professional fees, partially offset by increases in personnel costs and expenses associated with our search for a new chief executive officer. The decrease in legal and professional fees is associated with the settlement of our previously outstanding litigation in the first quarter of 2003. We believe that our selling, general and administrative expenses are highly leverageable and can support additional revenue with minimal additions.

     Other income, net. Other income was essentially flat at $109,000 for the three months ended March 31, 2004 and $110,000 for the comparable period in 2003. The average rate on current invested balances decreased to 0.8% at March 31, 2004 from 1.2% at March 31, 2003.

     Settlement of litigation. On January 31, 2000, the Company filed a lawsuit in Travis County, Texas state district court alleging negligence and breach of contract on the part of the Company’s prior patent counsel regarding a procedural omission whereby the Company is unable to pursue a patent in Japan, which corresponds to some of the Company’s issued U.S. patents related to the Company’s method of “real time” detection and quantification of multiple analytes from a single sample.. On March 7, 2003, the parties executed a full, final and complete release regarding such action, without an admission of liability or wrongdoing on the part of the defendants. As consideration in connection with the settlement and release, the Company received approximately $1.8 million, net of legal and related costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, we held cash and cash equivalents of $37.5 million and had working capital of $46.6 million. At December 31, 2003, we held cash and cash equivalents of $39.5 million and had working capital of $45.5 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

Cash used in operations was $3.0 million for the three months ended March 31, 2004, compared with $1.3 million for the three months ended March 31, 2003.

     Our research and development expenses during the three months ended March 31, 2004 were $958,000. Research and development expenses related to the ongoing development of our xMap technology and consumables are currently expected to be in the range of $1.0 to $1.5 million per quarter in 2004 and between $4.0 and $6.0 million on an annual basis for 2004.

     Selling, general and administrative expenses for 2004 should increase relative to 2003 primarily as a result of specific strategic additions to support the execution of our business model. We currently expect total selling, general and administrative expenses to be in the range of $3.5 to $4.0 million per quarter in 2004 and $14.0 to $16.0 million for 2004.

     We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have non-cancellable purchase requirements with certain of our component suppliers which require us to take delivery of a minimum number of component parts for our products or the cost per unit will increase, which would adversely impact our gross margin. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We currently have approximately $4.4 million in non-cancellable obligations for the remainder of 2004. These obligations are included in our estimated cash usage during 2004.

	Remaining
	2004	2005	2006	2007	2008	Thereafter	Total
Non-cancellable rental obligations	$577	$794	$806	$824	$833	$1,146	$4,980
Non-cancellable purchase obligations (1)	3,856	—	—	—	—	—	3,856

Anticipated liquidity impact as of March 31, 2004	$4,433	$794	$806	$824	$833	$1,146	$8,836

(1) These obligations are primarily a result of normal inventory purchasers. Purchase obligations do not extend beyond a year, however, we would expect future years to have purchase commitments which will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.

     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology and the status of competitive products. Additionally, actions taken based on recommendations from our strategic consulting study could result in expenditures not currently contemplated in our estimates for 2004. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses and capital equipment requirements through 2004. Based upon our current operational structure, management anticipates total cash use for 2004 to be approximately $6.0 to $8.0 million, giving us an anticipated balance at December 31, 2004 of $31.0 to $33.0 million.

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

RISK FACTORS

We have a history of losses and an accumulated deficit of approximately $80.4 million as of March 31, 2004.

     We have incurred significant net losses since our inception, including losses of $143,000 for the three months ended March 31, 2004, $4.2 million in 2003 and $24.9 million in 2002. At March 31, 2004, we had an accumulated deficit of approximately $80.4 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash available to the Company. As of March 31, 2004, cash and cash equivalents totaled $37.5 million, a decrease of $2.0 million from $39.5 million at December 31, 2003. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

     Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. However, compared to certain other technologies, our xMAP technology is relatively new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential customers to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

-	convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, research, clinical and biomedical testing and analysis;

-	manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

-	place and service sufficient quantities of our products, including the ability to provide the level of service required in the mainstream clinical diagnostics market segment.

Because of these and other factors, our products may not gain sufficient market acceptance to achieve profitability.

Our success depends largely on the establishment of successful relationships with our strategic partners. Currently, a limited number of strategic partners constitute a majority of our revenue and the loss of any one partner could have a material adverse effect on the Company.

     The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of March 31, 2004, we had 19 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the three months ended March 31, 2004, one customer individually represented greater than 10% of the Company’s revenue (24.6%). In addition, we had six customers who individually represented 5% or more of our total revenue and collectively represented 63% of our total revenue for the three months ended March 31, 2004. For comparative purposes, we had four customers with individual revenue greater than 10% of our total revenue and collectively representing 57% of our total revenue for the three months ended March 31, 2003. The loss of any of our significant strategic partners, or any of our significant customers, would have a material adverse effect on our growth and future results of operations. Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

     In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:

-	We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

-	Most of our strategic partners are not committed to minimum purchase commitments and we do not control the incentives provided by our strategic partners to their sales personnel.

-	A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the Food and Drug Administration, or other regulatory bodies in jurisdictions outside of the United States.

-	Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

-	Certain strategic partners may fail to deliver products that satisfy market requirements or such products may fail to operate properly.

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

     We are actively seeking a new Chief Executive Officer and have been engaged in this process since the fourth quarter of 2002. Thomas W. Erickson was hired in September 2002 to serve as Interim President and Chief Executive Officer while the Management Evaluation and Search Committee sought a new chief executive officer. Mr. Erickson is currently under contract with us through June 30, 2004 and upon hiring a new chief executive officer, his agreement is cancellable with ten days notice by Luminex. In the fall of 2002, we engaged a nationally known search firm to assist the board of directors in selecting a new chief executive officer and since September 2003, the Company has had two search firms engaged in the search. The results of the strategic study completed in 2003 coupled with a refinement and focus of efforts have provided a more concise framework from which to identify qualified candidates. Although no assurances can be given, we have identified a lead candidate for chief executive officer and hope to fill this position in the near future.

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

     We have obtained 19 patents in the United States and one in Japan directed to various aspects and applications of our technology. We have 24 pending applications in the United States and 23 in foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since the majority of our investments are in short-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at March 31, 2004 yields an approximate 50% variance in overall investment return. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign customers, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our senior management, including our Interim President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our Interim President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2. CHANGES IN SECURITIES; USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SHARES

     (c) During the first quarter of 2004, we issued 280,424 shares of the Company’s common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for exercise prices ranging from $3.92 to $5.88 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof.

     (e) No repurchases of equity shares were made during the quarter covered by this report.

ITEM 5. OTHER INFORMATION

Audit Committee Matters.

Section 10A(i)(1) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002, requires that the Company’s Audit Committee (or one or more designated members of the Audit Committee who are independent directors of the Company’s board of directors) pre-approve all audit and non-audit services provided to the Company by its external auditor, Ernst & Young LLP. Section 10A(i)(2) of the Exchange Act further requires that the Company disclose in its periodic reports required by Section 13(a) of the Exchange Act and non-audit services approved by the Audit Committee to be performed by Ernst & Young.

Consistent with the foregoing requirements, during the first quarter, the Company’s Audit Committee pre-approved the engagement of Ernst & Young for audit and audit-related services, as defined by the SEC, for assistance with (1) the audit of the Company’s financial statements and internal controls for the year ended December 31, 2004; and (2) the review of the Company’s financial statements for the first three quarters of 2004. During the first quarter, the Company’s Audit Committee also pre-approved non-audit-related services to be provided by Ernst & Young comprised of tax compliance and consulting services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit
Number	Description of Documents
31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

     A Current Report on Form 8-K was filed on February 4, 2004 relating to the Company’s February 4, 2004 press release announcing the Company’s financial results for the quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2004.

LUMINEX CORPORATION

By:	/s/ HARRISS T. CURRIE

Harriss T. Currie
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ THOMAS W. ERICKSON

Thomas W. Erickson
Interim President and Chief
Executive Officer (Principal Executive Officer)

S-1