Form 10-Q
period 2004-06-30
LUMINEX CORP
filed 2004-08-09
CIK 1033905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
June 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     There were 31,113,922 shares of the Company’s Common Stock, par value $.001 per share, outstanding on August 4, 2004.

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,941	$39,480
Accounts receivable, net	5,506	5,227
Inventory, net	7,643	5,178
Prepaids and other	920	839

Total current assets	52,010	50,724
Property and equipment, net	1,462	1,657
Other	939	913

Total assets	$54,411	$53,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,965	$1,767
Accrued liabilities	2,000	2,128
Deferred revenue	1,475	1,307

Total current liabilities	5,440	5,202
Deferred revenue	3,089	3,257

Total liabilities	8,529	8,459

Stockholders’ equity:
Common stock	31	30
Additional paid-in capital	131,489	125,169
Deferred stock compensation	(3,981)	—
Accumulated other comprehensive loss	(98)	(74)
Accumulated deficit	(81,559)	(80,290)

Total stockholders’ equity	45,882	44,835

Total liabilities and stockholders’ equity	$54,411	$53,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMINEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue	$9,171	$5,642	$18,466	$10,744
Cost of revenue	5,790	3,705	11,076	7,327

Gross profit	3,381	1,937	7,390	3,417
Operating expenses:
Research and development	987	881	1,945	1,712
Selling, general and administrative	3,611	3,051	6,908	6,556

Total operating expenses	4,598	3,932	8,853	8,268

Loss from operations	(1,217)	(1,995)	(1,463)	(4,851)
Other income, net	94	96	203	206
Settlement of litigation	—	—	—	1,840
Income taxes	(3)	—	(9)	—

Net loss	$(1,126)	$(1,899)	$(1,269)	$(2,805)

Net loss per share, basic and diluted	$(0.04)	$(0.06)	$(0.04)	$(0.09)

Shares used in computing net loss per share, basic and diluted	30,682	29,642	30,562	29,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMINEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Operating activities:
Net loss	$(1,126)	$(1,899)	$(1,269)	$(2,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214	278	447	593
Stock based compensation and other	177	70	222	162
Changes in operating assets and liabilities:
Accounts receivable, net	1,154	369	(279)	(632)
Inventory, net	(86)	195	(2,465)	2,116
Prepaids and other	(539)	(800)	(77)	(502)
Accounts payable	(451)	1,017	199	849
Accrued liabilities	184	323	(129)	(1,469)
Deferred revenue	144	(197)	—	(220)

Net cash used in operating activities	(329)	(644)	(3,351)	(1,908)

Investing activities:
Purchase of property and equipment	(164)	(113)	(211)	(141)
Other investing activities	39	(50)	(33)	(181)

Net cash used in investing activities	(125)	(163)	(244)	(322)

Financing activities:
Proceeds from issuance of common stock	864	80	2,080	526

Net cash provided by financing activities	864	80	2,080	526

Effect of foreign currency exchange rate on cash	(14)	(57)	(24)	(82)
Change in cash and cash equivalents	396	(784)	(1,539)	(1,786)
Cash and cash equivalents, beginning of period	37,545	39,480	39,480	40,482

Cash and cash equivalents, end of period	$37,941	$38,696	$37,941	$38,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMINEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - INVENTORY, NET

     Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Parts and supplies	$6,136	$4,035
Work-in-progress	1,766	2,004
Finished goods	381	249

	8,283	6,288
Less: Allowance for excess and obsolete inventory	(640)	(1,110)

	$7,643	$5,178

NOTE 3 - ACCRUED WARRANTY COSTS

     Sales of the Company’s systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically. Warranty expenses and accruals for the six months ended June 30, 2004 were as follows (in thousands):

Accrued warranty costs at December 31, 2003	$475
Warranty expenses	(437)
Accrual for warranty costs	450

Accrued warranty costs at June 30, 2004	$488

NOTE 4 - BUSINESS RESTRUCTURING COSTS

     In November 2002, the Company’s management approved a business restructuring plan to reduce headcount and infrastructure. As of September 30, 2003, the Company had completed the business restructuring plan and no other expenditures are expected. During the three months ended June 30, 2003, the Company had an accrual adjustment of $52,000 under the restructuring plan. During the six months ended June 30, 2003, the Company had cash expenditures of $1.6 million, non-cash expenditures of $100,000 and an accrual adjustment of $52,000 under the restructuring plan.

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

NOTE 6 - NET LOSS PER SHARE

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

     The Company has excluded all potentially dilutive securities such as restricted stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company’s net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 1,651,000 and 1,524,831 for the three and six months ended June 30, 2004, respectively, and 2,315,773 and 2,388,976 for the three and six months ended June 30, 2003, respectively.

NOTE 7 - STOCK-BASED COMPENSATION

     The Company granted shares of restricted stock and options to purchase shares of common stock, and recorded stock compensation expense related to these issuances as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Restricted stock granted	215,828	—	312,116	—
Stock compensation expense related to issuance of restricted stock	$150,000	$—	$150,000	$—
Options granted	553,500	108,250	864,298	1,342,500
Stock compensation expense related to issuance of options	$59,000	$71,000	$109,000	$157,000
Range of option exercise prices	$9.08 - $10.16	$5.15 - $6.17	$8.22 - $12.47	$4.00 - $6.17

     The Company is expensing the cost of restricted stock on a straight-line basis over the vesting period of the stock.

     SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

     SFAS No. 123 allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black-Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Dividend yield	0.0%		0.0%		0.0%		0.0%
Expected volatility	0.7		0.9		0.7		0.9
Risk-free rate of return	5.0%		5.0%		5.0%		5.0%
Expected life	7	yrs	10	yrs	7	yrs	10	yrs
Weighted average fair value at grant date	$7.29		$5.19		$7.06		$4.21

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,126)	$(1,899)	$(1,269)	$(2,805)
Add: Stock-based employee compensation expense included in reported net loss	162	—	162	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,254)	(1,499)	(2,607)	(2,683)

Pro forma net loss	$(2,218)	$(3,398)	$(3,714)	$(5,488)

Earnings per share
Basic and Diluted - as reported	$(0.04)	$(0.06)	$(0.04)	$(0.09)
Basic and Diluted - pro forma	$(0.07)	$(0.11)	$(0.12)	$(0.19)

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

NOTE 8 - COMPREHENSIVE LOSS

     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive loss is comprised of net loss and foreign currency translation. Comprehensive loss for the three months ended June 30, 2004 and 2003 was approximately $1.1 million and $2.0 million, respectively. Comprehensive loss for the six months ended June 30, 2004 and 2003 was approximately $1.3 million and $2.9 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this Report, our Annual Report on Form 10-K for the year ended December 31, 2003 and “Risk Factors” included in this Report.

SAFE HARBOR CAUTIONARY STATEMENT

     All statements in this Report that do not discuss current or historical results are forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements. All statements which address our outlook for our business and markets, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. These forward-looking statements are based on management’s current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled “Risk Factors” included in this Report. Specific uncertainties which could cause our actual results to differ materially from those projected include risks and uncertainties relating to market demand and acceptance of our products and technology, the dependence on strategic partners for development, commercialization and distribution of products, fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, our ability to scale up manufacturing operations and manage operating expenses, gross margins and inventory levels, potential shortages of components, competition, the timing of regulatory approvals, any modification of the Company’s operating plan in response to its ongoing evaluation of its business and other risk factors detailed in the Company’s Annual Report on Form 10-K. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

OVERVIEW

     Several matters took place during the second quarter of 2004 that affected the company’s financial and operational performance and goals and which we believe will affect our future operating results and plans. These matters include: (i) the hiring of a permanent Chief Executive Officer; (ii) continued operational focus based on the results of our strategic study concluded in the spring of 2003; (iii) increased acceptance and utilization of our technology in the marketplace as evidenced by our increased royalty revenue; and (iv) gross margin compression relative to the first quarter of 2004.

     On May 15, 2004, the Company hired Patrick Balthrop as the permanent Chief Executive Officer. On May 20, 2004, Tom Erickson, who served as the Company’s Interim President and Chief Executive Officer since September 2002, was elected to serve as a member of the Board of Directors at the Company’s annual meeting of stockholders. Mr. Erickson has also been appointed as Chairman of the Executive Committee of the Company’s Board of Directors. Mr. Balthrop comes to Luminex from Fisher Scientific International Inc. (“Fisher Scientific”) where, since 2002, he served as President of Fisher Healthcare, a Fisher Scientific company. Prior to Fisher Scientific, Balthrop served in a number of leadership positions for over 20 years with Abbott Laboratories (“Abbott”), primarily in Abbott’s Diagnostics Division. Balthrop’s most recent positions at Abbott were as head of worldwide commercial diagnostics operations and as head of Abbott Vascular. Among his accomplishments at Abbott were the development and launch of the AxSYM analyzer and the commercial launch of the IMx analyzer. His career experience has included sales, marketing, manufacturing operations, international experience, research and development and senior management.

     Upon the completion of our strategic study, we focused our resources and adjusted our strategies and tactics towards the identified segments, which has provided growth opportunities for the Company. One element of our resource focus was a commitment to assisting our partners in their commercial development efforts. Our strategy of increasing the assistance we provided to our partners coupled with the discontinuation of our direct sales efforts enables our partners to focus on commercialization and avert concerns that we are going to compete directly with them. We are expanding our support staff to better serve our customer base and to offer a more diverse menu of service options. We believe the additional service offerings should facilitate the penetration of our technology into the mainstream diagnostic market. We also believe that these adjustments, coupled with the adoption of our technology in the marketplace, contributed to the growth that we are experiencing. Although we have productively executed against the results of the study, the focus of our efforts may be adjusted or altered by our new CEO to better meet the demands of the marketplace.

     The focus provided from the results of our strategic study has directed our efforts towards the markets in which we believe we have the highest level of sustainable competitive advantage. The market concentration and resulting direction of efforts has contributed to the relative flatness of our operating expenses over the past five quarters. Over the course of the past 15 months, we have sustained our core research and development efforts with a concentration on continued improvements to our technology and product offerings. Additionally, we have focused our business development efforts on our identified strengths in order to keep our partner and content pipeline active. All of these additional efforts have taken place with relatively constant use of resources and have resulted in 72% revenue growth year over year, gross margin growth and improvement to the bottom line that brings us close to profitability. Any changes to our strategic focus or modification of our operations could result in costs not currently included in our financial results and affect our expectations, including our ability to reach profitability.

     During the quarter, our royalty revenue increased to $705,000 representing over $11 million in royalty bearing sales by our partners. As additional partners commercialize and expand their menu offerings, we would expect royalty revenues to continue to grow. We believe that this is an indication of the acceptance and utilization of our technology over a broader base. In addition, another key indicator of technology acceptance is long-term consumable purchases. For the seventh quarter in a row our 12-month moving average of consumable sales has increased. For the second quarter of 2004 our 12-month moving average of consumable sales was $2.1 million.

     During the current quarter we experienced some gross margin compression compared to the first quarter of 2004. This compression can be primarily attributed to two factors. The first factor was an increase in the standard cost of our LX 100 system. During the quarter, approximately 185 of the 214 LX 100 systems placed included the new, higher cost configuration. This factor contributed approximately three percent of the margin compression relative to the first quarter. The second factor was a decrease in the average price of LX 100 systems relative to the prior quarter. The shift is attributable to changes in partner mix and corresponding price differential of the related configurations. The shift in average price per system resulted in additional gross margin compression relative to the first quarter of approximately one percent. Variability in the average LX 100 system price within a relevant range is expected on an ongoing basis.

     Our ability to achieve sustained profitability continues to depend upon our ability to establish and to maintain successful strategic partnership arrangements with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. At June 30, 2004, we had 20 strategic partners who had either released commercialized products based on the Luminex platform or were redistributing our products and were reporting royalties. These 20 strategic partners constituted 65% of total revenues for the second quarter of 2004.

     As we continue to strive towards making xMAP technology a standard for performing bioassays within our key segments, we believe that we need to concentrate on the following objectives: (i) enhancing our focus on specific, large and fast-growing segments of the life science and diagnostics markets, (ii) forging key partnerships to broaden and accelerate market acceptance of our technology, (iii) further enabling our partners to design and develop tests using our technology, and (iv) expanding the functionality of our xMAP technology based product line, including hardware, software and consumables. A critical component of these objectives will be to continually enhance our position via a customer-focused development process and a customer-focused service strategy.

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

     Total deferred revenue as of June 30, 2004 was $4.6 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $2.5 million, (ii) unamortized revenue related to extended service contracts in the amount of $899,000 and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $793,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.

     Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At June 30, 2004, there were two major components of the allowance for excess and obsolete inventory. First, the Company has a specific reserve for inventory components that we no longer use in the manufacture of our systems. Second, we have a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales. The Company believes that its inventory is properly valued based on current market conditions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     Revenue. Total revenue increased to $9.2 million for the three months ended June 30, 2004 from $5.6 million for the comparable period in 2003. The increase in revenue was primarily attributable to increased acceptance and utilization of our technology in the marketplace as evidenced by increased system placements and corresponding increases in all other revenue line items. As previously disclosed in our Annual Report on Form 10-K, we continue with revenue concentration in a limited number of strategic partners, as two customers accounted for 35.1% of total revenue in the second quarter (22.6% and 12.5%, respectively). No other customer accounted for more than 10% of total revenue.

     A breakdown of revenue for the three months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended
	June 30,
	2004	2003
System sales	$5,334	$3,482
Consumable sales	2,132	1,235
Royalty revenue	705	285
Service contracts	372	265
Other revenue	628	375

	$9,171	$5,642

     System and peripheral component sales increased to $5.3 million for the three months ended June 30, 2004 from $3.5 million for the second quarter of 2003. System placements for the second quarter of 2004 increased to 218 from 141 for the corresponding prior year period bringing total system placements to 2,339 as of June 30, 2004. During the current quarter, five of our partners accounted for 175 system placements or 80% of the total system placements. These five partners purchased 46 systems or 33% of the total system placements in the comparable period of 2003. Of the total 2,339 systems placed through June 30, 2004, we estimate that 45% have been sold in the clinical diagnostics market and 55% in the life sciences market.

     Consumable sales, comprised of microspheres and sheath fluid, increased to $2.1 million during the second quarter of 2004 from $1.2 million for the second quarter of 2003. We believe the increase is primarily the result of the increased use and acceptance of our technology. Partners with commercial applications available accounted for $1.2 million or 55% of total consumable sales for the quarter ended June 30, 2004. In addition, during the quarter we had five bulk purchases of consumables totaling approximately $1.4 million as compared with six bulk purchases of approximately $667,000 in the corresponding prior year period. Bulk purchases are purchases of consumables by a single customer that in the aggregate are more than $100,000. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales continue to rise.

     Royalty revenue increased to $705,000 during the three months ended June 30, 2004 from $285,000 for the three months ended June 30, 2003. This increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base of Luminex Systems as compared to the prior year. For the three months ended June 30, 2004, we had 20 commercial partners submit royalties as compared with 15 for the three months ended June 30, 2003. Additionally, the 15 partners for whom we recognized $285,000 in royalties for the second quarter of 2003 represented approximately $655,000 of the second quarter 2004 total, an increase of approximately 130% over their prior year payments. Four of our partners reported royalties totaling approximately $418,000 or 59% of the total royalties for the current period. Total royalty bearing sales by our partners were approximately $11.3 million for the quarter ended June 30, 2004.

     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $372,000 during the second quarter of 2004 from $265,000 for the second quarter of 2003. This increase is attributable to increased sales of extended service agreements, which is a direct result of the increase in the commercial base of Luminex Systems as compared to the prior year period. At June 30, 2004, we had 283 Luminex Systems covered under an extended service agreement and $899,000 in deferred revenue related to those contracts. At June 30, 2003, we had 171 Luminex Systems covered under an extended service agreement and $410,000 in deferred revenue related to those contracts.

     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and special project revenues, increased to $628,000 for the three months ended June 30, 2004 from $375,000 for the three months ended June 30, 2003. This increase is primarily the result of an increase in parts sales to our partners who have assumed the field service obligation on our systems coupled with increases in shipping revenue as the volumes of shipments has increased. For the quarter ended June 30, 2004, we had $354,000 of parts sales, $121,000 of shipping and $153,000 of other miscellaneous revenue.

     Gross Profit. Gross profit increased to $3.4 million for the three months ended June 30, 2004, as compared to $1.9 million for the three months ended June 30, 2003. The gross margin rate (gross profit as a percentage of total revenue) increased to 37% for the three months ended June 30, 2004 from 34% for the three months ended June 30, 2003. The rate increase in gross margin was primarily attributable to the allocation of our fixed costs over a higher revenue base and an increase in the high margin items (consumables and royalties) as a percentage of total revenue. However, these factors were offset by margin compression from the higher cost of the new laser configuration. For the current period, consumables and royalties represented 31% of total revenue as compared with 27% for the comparable prior year period. Additionally, approximately 185 of the 214 LX 100 systems placed during the current quarter included the new, more expensive configuration.

     Research and Development Expense. Research and development expenses increased to $987,000 for the three months ended June 30, 2004 from $881,000 for the comparable period in 2003. The increase was primarily attributable to increases of personnel costs of $122,000 associated with the net addition of five employees over our June 30, 2003 headcount of 28.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $3.6 million for the three months ended June 30, 2004 from $3.1 million for the comparable period in 2003. The increase was primarily attributable to incremental stock compensation charges related to equity issuances to employees; stock compensation charges related to the employment of a new CEO; and recruiting fees associated with finding and placing the new CEO. We believe that our selling, general and administrative expenses are highly leverageable and can support additional revenue with minimal additions.

     Other Income, net. Other income was essentially flat at $94,000 for the three months ended June 30, 2004 and $96,000 for the comparable period in 2003. The average rate on current invested balances was flat at 1.0% as of June 30, 2004 and 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

     Revenue. Total revenue increased to $18.5 million for the six months ended June 30, 2004 from $10.7 million for the comparable period in 2003. The increase in revenue was primarily attributable to increased acceptance and utilization of our technology in the marketplace as evidenced by increased system placements and corresponding increases in all other revenue line items. As previously disclosed in our Annual Report on Form 10-K, we continue with revenue concentration in a limited number of strategic partners, as two customers accounted for 34.2% of total revenue in the first half of 2004 (23.6% and 10.6%, respectively). No other customer accounted for more than 10% of total revenue.

     A breakdown of revenue for the six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Six Months Ended
	June 30,
	2004	2003
System sales	$10,204	$6,523
Consumable sales	4,645	2,412
Royalty revenue	1,311	504
Service contracts	691	519
Other revenue	1,615	786

	$18,466	$10,744

     System and peripheral component sales increased to $10.2 million for the six months ended June 30, 2004 from $6.5 million for the first half of 2003. Instrument placements increased to 424 for the first half of 2004 as compared to 272 placements for the corresponding prior year period bringing total system placements to 2,339 as of June 30,

2004. During the first half of 2004, five of our partners accounted for 288 system placements or 68% of the total system placements for the period. These five partners purchased 149 systems or 55% of the total system placements in the comparable period of 2003.

     Consumable sales, comprised of microspheres and sheath fluid, increased to $4.6 million during the first half of 2004 from $2.4 million for the first half of 2003. We believe the increase is primarily the result of the increased use and acceptance of our technology. Partners with commercial applications available accounted for $3.3 million or 71% of total consumable sales for the six months ended June 30, 2004. In addition, during the first half of 2004 we had 12 bulk purchases of consumables totaling approximately $3.1 million as compared with seven bulk purchase of approximately $844,000 in the corresponding prior year period. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales continue to rise.

     Royalty revenue increased to $1.3 million during the six months ended June 30, 2004 from $504,000 for the six months ended June 30, 2003. This increase is attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base of Luminex Systems as compared to the prior year. For the six months ended June 30, 2004, we had 21 commercial partners submit royalties as compared with 17 for the six months ended June 30, 2003. Additionally, the 17 partners for whom we recognized $504,000 in royalties for the first half of 2003 represented approximately $1.2 million of the first half 2004 total, an increase of approximately 142% over their prior year payments. Four of our partners reported royalties totaling approximately $776,000 or 59% of the total royalties for the current period. Total royalty bearing sales by our partners were approximately $21.0 million for the six months ended June 30, 2004.

     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $691,000 during the first half of 2004 from $519,000 for the first half of 2003. This increase is attributable to increased sales of extended service agreements, which is a direct result of the increase in the commercial base of Luminex Systems as compared to the prior year period.

     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and special project revenues, increased to $1.6 million for the six months ended June 30, 2004 from $786,000 for the six months ended June 30, 2003. This increase is primarily the result of increases in parts sales to our partners who have assumed the field service obligation on our systems, increases in special projects for our partners and increases in shipping revenue as the volume of shipments has increased. For the six months ended June 30, 2004, we had $725,000 of parts sales, $343,000 of special projects, $232,000 of shipping and $315,000 of other miscellaneous revenue.

     Gross Profit. Gross profit increased to $7.4 million for the six months ended June 30, 2004, as compared to $3.4 million for the six months ended June 30, 2003. The gross margin rate increased to 40% for the six months ended June 30, 2004 from 32% for the six months ended June 30, 2003. The rate increase in gross margin was primarily attributable to the allocation of our fixed costs over a higher revenue base and an increase in the high margin items (consumables and royalties) as a percentage of total revenue. However these factors were offset by margin compression from the higher cost of the new laser configuration. For the current period, consumables and royalties represented 32% of total revenue as compared with 27% for the comparable prior year period. Additionally, approximately 185 of the 420 LX 100 systems placed during the six months ended June 30, 2004 included the new, more expensive configuration.

     Research and Development Expense. Research and development expenses increased to $1.9 million for the six months ended June 30, 2004 from $1.7 million for the comparable period in 2003. The increase was primarily attributable to increases in personnel costs of $277,000 associated with the net addition of five employees over our June 30, 2003 headcount of 28.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $6.9 million for the six months ended June 30, 2004 from $6.6 million for the comparable period in 2003. The increase was primarily attributable to incremental stock compensation charges related to equity issuances to employees; stock compensation charges related to the employment of a new CEO; and recruiting fees associated with finding and placing the new CEO. We believe that our selling, general and administrative expenses are highly leverageable and can support additional revenue with minimal additions.

     Other Income, net. Other income was essentially flat at $203,000 for the six months ended June 30, 2004 and $206,000 for the comparable period in 2003. The average rate on current invested balances was flat at 1.0% as of June 30, 2004 and 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, we held cash and cash equivalents of $37.9 million and had working capital of $46.6 million. At December 31, 2003, we held cash and cash equivalents of $39.5 million and had working capital of $45.5 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

     Cash used in operations was $3.4 million for the six months ended June 30, 2004, compared with $1.9 million for the six months ended June 30, 2003. Significant items affecting cash flow for the period were the net loss of $1.3 million and net inventory increases of $2.5 million, offset by exercises of stock options of approximately $2.1 million. Currently, we do not expect any material changes in our sources or uses of cash.

     Our research and development expenses during the six months ended June 30, 2004 were $1.9 million. Research and development expenses related to the ongoing development of our xMAP technology and consumables are currently expected to be in the range of $1.0 to $1.5 million per quarter and between $3.9 and $4.9 million on an annual basis for 2004.

     Selling, general and administrative expenses during the six months ended June 30, 2004 were $6.9 million. We currently expect total selling, general and administrative expenses to be in the range of $3.5 to $4.0 million per quarter and $13.9 to $14.9 million on an annual basis for 2004.

     We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have non-cancelable purchase requirements with certain of our component suppliers which require us to take delivery of a minimum number of component parts for our products or the cost per unit will increase, which would adversely impact our gross margin. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We currently have approximately $4.8 million in non-cancelable obligations for the remainder of 2004. These obligations are included in our estimated cash usage during 2004. The following table reflects the Company’s total current non-cancelable obligations by period (in thousands):

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Non-cancelable rental obligations	$776	$1,616	$1,672	$724	$4,788
Non-cancelable purchase obligations (1)	4,067	—	—	—	4,067

Anticipated liquidity impact as of June 30, 2004	$4,843	$1,616	$1,672	$724	$8,855

(1) These obligations are primarily a result of normal inventory purchases. Purchase obligations do not extend beyond a year, however, we would expect future years to have purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.

     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, and the need to acquire licenses to new technology and the status of competitive products. Additionally, actions taken based on recommendations of our strategic consulting study or the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2004. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements through 2004 and other expected liquidity requirements. Based upon our current operating plan and structure, management anticipates total cash use for 2004, to be approximately $6.0 to $8.0 million, giving us an anticipated balance at December 31, 2004 of $31.0 to $33.0 million.

     We have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development and deployment of our technologies. There can be no assurance that debt or equity funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms.

RISK FACTORS

We have a history of losses and an accumulated deficit of approximately $81.6 million as of June 30, 2004.

     We have incurred significant net losses since our inception, including losses of $1.3 million for the six months ended June 30, 2004, $4.2 million in 2003 and $24.9 million in 2002. At June 30, 2004, we had an accumulated deficit of approximately $81.6 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash available to the Company. As of June 30, 2004, cash and cash equivalents totaled $37.9 million, a decrease of $1.5 million, from $39.5 million at December 31, 2003. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

     Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. However, compared to certain other technologies, our xMAP technology is relatively new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential customers to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

•	convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, research, clinical and biomedical testing and analysis;

•	have these partners develop and market products using our technology;

•	manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

•	place and service sufficient quantities of our products, including the ability to provide the level of service required in the mainstream clinical diagnostics market segment.

Because of these and other factors, our products may not gain sufficient market acceptance to achieve profitability.

Our success depends largely on the establishment and maintenance of successful relationships with our strategic partners. Currently, a limited number of strategic partners constitute a majority of our revenue and the loss of any one partner could have a material adverse effect on the Company.

     The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of June 30, 2004, we had 20 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the three and six months ended June 30, 2004, two customers individually represented greater than 10% of the Company’s revenue and collectively represented 35% and 34% of total revenue in the three and six months, respectively. In addition, we had four customers who individually represented 5% or more of our total revenue and collectively represented 46% of the Company’s revenue for the six months ended June 30, 2004. For comparative purposes, we had three customers with individual revenue greater than 10% of our total revenue and collectively representing 39% of our total revenue for the six months ended June 30, 2003. The loss of any of our significant strategic partners, or any of our significant customers, would have a material adverse effect on our growth and future results of operations. Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

     The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or by others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as customers evaluate these new products. Our future success will depend on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances.

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

     We have obtained 17 patents in the United States and one in each of Japan, France, Germany, Italy and the United Kingdom directed to various aspects and applications of our technology. We have 24 pending applications in the United States and 23 in foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

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

     We may be sued for infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe on the proprietary rights of others or that their rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. Furthermore, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we may have to pay damages and could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, if at all. Moreover, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.

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

We expect our operating results to continue to fluctuate from quarter to quarter.

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

     During the second quarter of 2004, we added a new primary supplier for a key component of our product line that resulted in an increase in our standard cost. The supplier may not be able to produce sufficient quantities or to maintain the consistency in quality of the other supplier and we may not be able to offset the increased component cost through a price increase, any of which would reduce our revenues and gross margins. In addition, certain key components of our product line are currently purchased from a limited number of outside sources and may only be available through a limited number of providers. We do not have agreements with all of our suppliers. Our reliance on our suppliers and contract manufacturers exposes us to risks including:

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

     The testing, production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the Food and Drug Administration in the United States and by similar agencies in other countries. Some of our products and products based on our technology expected to be produced by our strategic partners for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. To date, four strategic partners have obtained such approvals or clearances. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, because some of our products employ laser technology, we are also required to comply with FDA requirements relating to radiation performance safety standards.

     Approved or cleared medical device products are subject to continuing FDA requirements relating to, among others, manufacturing quality control and quality assurance, maintenance of records and documentation, registration and listing, import/export, adverse event and other reporting, distribution, labeling and promotion and advertising of medical devices. Our inability, or the inability of our strategic partners, to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. In addition, failure to comply with applicable regulatory requirements could subject us or our strategic partners to regulatory enforcement action, including warning letters, product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our products or products based on our technology, and civil and criminal penalties.

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

     The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

•	general economic conditions and interest rates;

•	instability in the United States and other financial markets and the possibility of war, other armed hostilities or further acts of terrorism in the United States or elsewhere;

•	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the life science, biotechnology and pharmaceutical industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	the potential adverse impact of the secondary trading of our stock on foreign exchanges which are subject to less regulatory oversight than The Nasdaq National Market, without our permission, and the activity of the market makers of our stock on such exchanges, including the risk that such market makers may engage in naked short sales and/or other deceptive trading practices which may artificially depress or otherwise affect the price of our Common Stock on The Nasdaq National Market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since the majority of our investments are in short-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at June 30, 2004 yields an approximate 50% variance in overall investment return. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign customers, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our senior management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2. CHANGES IN SECURITIES; USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (c) During the second quarter of 2004, we issued an aggregate of 137,124 shares of the Company’s common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for exercise prices ranging from $3.92 per share to $5.88 per share and a weighted average exercise price of $4.14 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s 2004 Annual Meeting of Stockholders, which was held on May 20, 2004, the stockholders of the Company elected C. Thomas Caskey, Robert J. Cresci and Thomas W. Erickson to serve as Class I directors for a term of three years by the following votes:

	Number of Shares
	For	Withheld
C. Thomas Caskey	24,856,909	305,093
Robert J. Cresci	24,822,841	339,161
Thomas W. Erickson	25,007,532	154,470

The other directors whose terms of office as a director continue after the meeting are as follows: Fred C. Goad, Jr., Laurence E. Hirsch, Jim D. Kever, G. Walter Loewenbaum II and Kevin McNamara.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

Exhibit
Number	Description of Documents
31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     Current Reports on Form 8-K were furnished on: (i) April 21, 2004 relating to the Company’s April 21, 2004 press release announcing the Company’s financial results for the quarter ended March 31, 2004; and (ii) May 18, 2004 relating to the Company’s May 17, 2004 press release regarding the hiring of Patrick J. Balthrop as Chief Executive Officer and President.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2004.

LUMINEX CORPORATION
By:	/s/ HARRISS T. CURRIE
Harriss T. Currie
Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ PATRICK J. BALTHROP
Patrick J. Balthrop
President and Chief Executive Officer (Principal Executive Officer)

S-1