Form 10-Q
period 2004-09-30
LUMINEX CORP
filed 2004-11-09
CIK 1033905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
September 30, 2004

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

     There were 31,140,603 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on November 4, 2004.

ii

(This page is intentionally left blank.)

PART I

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,320	$39,480
Accounts receivable, net	5,432	5,227
Inventory, net	9,729	5,178
Other	649	839

Total current assets	52,130	50,724
Property and equipment, net	1,480	1,657
Other	918	913

Total assets	$54,528	$53,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,039	$1,767
Accrued liabilities	2,072	2,128
Deferred revenue	1,276	1,307

Total current liabilities	6,387	5,202
Deferred revenue	2,908	3,257

Total liabilities	9,295	8,459

Stockholders’ equity:
Common stock	31	30
Additional paid-in capital	131,351	125,169
Deferred stock compensation	(3,354)	—
Accumulated other comprehensive loss	(80)	(74)
Accumulated deficit	(82,715)	(80,290)

Total stockholders’ equity	45,233	44,835

Total liabilities and stockholders’ equity	$54,528	$53,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMINEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue	$8,359	$7,119	$26,825	$17,863
Cost of revenue	4,818	4,275	15,895	11,602

Gross profit	3,541	2,844	10,930	6,261
Operating expenses:
Research and development	949	688	2,894	2,400
Selling, general and administrative	3,905	3,010	10,813	9,566

Total operating expenses	4,854	3,698	13,707	11,966

Loss from operations	(1,313)	(854)	(2,777)	(5,705)
Other income, net	162	93	365	299
Settlement of litigation	—	—	—	1,840
Income taxes	(5)	—	(13)	—

Net loss	$(1,156)	$(761)	$(2,425)	$(3,566)

Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.12)

Shares used in computing net loss per share, basic and diluted	30,813	29,829	30,649	29,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMINEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Operating activities:
Net loss	$(1,156)	$(761)	$(2,425)	$(3,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218	264	664	860
Stock based compensation and other	257	33	482	196
Changes in operating assets and liabilities:
Accounts receivable, net	74	(1,095)	(205)	(1,727)
Inventory, net	(2,086)	(50)	(4,551)	2,065
Prepaids and other	270	327	193	(175)
Accounts payable	1,073	(109)	1,272	739
Accrued liabilities	73	129	(56)	(1,341)
Deferred revenue	(380)	690	(380)	471

Net cash used in operating activities	(1,657)	(572)	(5,006)	(2,478)

Investing activities:
Purchase of property and equipment	(216)	(57)	(428)	(198)
Other investing activities	—	—	(33)	(181)

Net cash used in investing activities	(216)	(57)	(461)	(379)

Financing activities:
Proceeds from issuance of common stock	233	2,120	2,312	2,646

Net cash provided by financing activities	233	2,120	2,312	2,646

Effect of foreign currency exchange rate on cash	19	(24)	(5)	(108)
Change in cash and cash equivalents	(1,621)	1,467	(3,160)	(319)
Cash and cash equivalents, beginning of period	37,941	38,696	39,480	40,482

Cash and cash equivalents, end of period	$36,320	$40,163	$36,320	$40,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMINEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 — INVENTORY, NET

     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Parts and supplies	$6,786	$4,035
Work-in-progress	2,402	2,004
Finished goods	1,056	249

	10,244	6,288
Less: Allowance for excess and obsolete inventory	(515)	(1,110)

	$9,729	$5,178

NOTE 3 — ACCRUED WARRANTY COSTS

     Sales of the Company’s systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically. Warranty expenses and accruals for the nine months ended September 30, 2004 were as follows (in thousands):

Accrued warranty costs at December 31, 2003	$475
Warranty expenses	(780)
Accrual for warranty costs	833

Accrued warranty costs at September 30, 2004	$528

NOTE 4 — BUSINESS RESTRUCTURING COSTS

     In November 2002, the Company’s management approved a business restructuring plan to reduce headcount and infrastructure. As of September 30, 2003, the Company had completed the business restructuring plan and no other expenditures are expected. During the three months ended September 30, 2003, the Company had cash activity of $15,000 and an accrual adjustment of $20,000 under the restructuring plan. During the nine months ended September 30, 2003, the Company had cash expenditures of $1.7 million, non-cash expenditures of $100,000 and an accrual adjustment of $72,000 under the restructuring plan.

NOTE 5 — SETTLEMENT OF LITIGATION

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

NOTE 6 — NET LOSS PER SHARE

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

     The Company has excluded all potentially dilutive securities such as restricted stock, outstanding stock options and outstanding warrants to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company’s net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, were 2,406,274 and 1,640,614 for the three and nine months ended September 30, 2004, respectively, and 2,210,320 and 2,378,484 for the three and nine months ended September 30, 2003, respectively.

NOTE 7 — STOCK-BASED COMPENSATION

     The Company granted shares of restricted stock and options to purchase shares of common stock, and recorded stock compensation expense related to these issuances as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Restricted stock granted	—	—	312,116	—
Stock compensation expense related to issuance of restricted stock	$211,000	$—	$361,000	$—
Options granted	6,000	62,000	870,298	1,404,500
Stock compensation expense related to issuance of options	$58,000	$33,000	$167,000	$190,000
Range of option exercise prices	$7.13 - $7.57	$5.14 - $6.79	$7.13 - $12.47	$4.00 - $6.79

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

     SFAS No. 123 allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black-Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.7	0.9	0.7	0.9
Risk-free rate of return	5.0%	5.0%	5.0%	5.0%
Expected life	7 yrs.	10 yrs.	7 yrs.	10 yrs.
Weighted average fair value at grant date	N/A [1]	$4.58	$7.06	$4.23

[1] No stock options were issued to employees during this period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,156)	$(761)	$(2,425)	$(3,566)
Add: Stock-based employee compensation expense included in reported net loss	234	—	396	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,325)	(1,554)	(4,062)	(4,218)

Pro forma net loss	$(2,247)	$(2,315)	$(6,091)	$(7,784)

Earnings per share
Basic and Diluted — as reported	$(0.04)	$(0.03)	$(0.08)	$(0.12)
Basic and Diluted — pro forma	$(0.07)	$(0.08)	$(0.20)	$(0.26)

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

NOTE 8 — COMPREHENSIVE LOSS

     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive loss is comprised of net loss and foreign currency translation. Comprehensive loss for the three months ended September 30, 2004 and 2003 was approximately $1.1 million and $786,000, respectively. Comprehensive loss for the nine months ended September 30, 2004 and 2003 was approximately $2.4 million and $3.7 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this Report, our Annual Report on Form 10-K for the year ended December 31, 2003 and “Risk Factors” included in this Report.

SAFE HARBOR CAUTIONARY STATEMENT

     All statements in this Report that do not discuss current or historical results are forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements. All statements which address our outlook for our business and markets, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters are forward-looking statements. It is important to note that our actual results or performance could differ materially from those projected in such forward-looking statements. These forward-looking statements are based on management’s current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled “Risk Factors” included in this Report. Specific uncertainties which could cause our actual results to differ materially from those projected include risks and uncertainties relating to market demand and acceptance of our products and technology, the dependence on strategic partners for development, commercialization and distribution of products, fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels, potential shortages of components, competition, the timing of regulatory approvals, modification of the Company’s operating plan in response to its ongoing evaluation of its business, our ability to timely satisfy regulatory requirements with respect to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and other risk factors detailed in the Company’s Annual Report on Form 10-K. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We expressly disclaim any intent, obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statements are based.

OVERVIEW

     During the third quarter of 2004, there were several factors that affected our financial performance for the quarter as compared with the previous quarter. These factors were (i) a sequential decrease in revenues as compared to the second quarter of 2004, but a 17% increase over the comparable period of 2003; (ii) increased acceptance and utilization of our technology in the marketplace as evidenced by our continued increase in royalty revenue; (iii) gross margin improvement relative to both the third quarter of 2003 and the second quarter of 2004; (iv) increases in inventory; and (v) a sequential increase in operating expenses and a 31% increase in operating expenses over the third quarter of 2003.

     We experienced a sequential decrease in total revenue during the quarter as compared with the second quarter of 2004. As we have previously disclosed, we have yet to see a great deal of predictability in the buying patterns of our customers, which has resulted in variability in both revenue mix and volume. Although revenues were relatively flat from the first to the second quarters of this year, we experienced shifts in the mix. In absolute dollars, second quarter 2004 system revenues increased $464,000 while consumable revenues decreased by $380,000, as compared to the first quarter of 2004. In the third quarter of this year, we experienced a decrease in system revenue of $1.1 million, offset slightly by increases in royalty revenue, service revenue and other revenue compared to the second quarter. This revenue variability can be attributed to the timing of purchases as well as the effects of delays in product launches by our customers.

     Our royalty revenue increased to $870,000 representing over $57.1 million in annualized royalty bearing sales by our partners. As additional partners commercialize and expand their menu offerings, we would expect royalty revenues to continue to grow. We believe that this increase is an indication of the acceptance and utilization of our technology over a broader base. In addition, another key indicator of technology acceptance is long-term consumable purchases. For the eighth consecutive quarter our 12-month moving average of consumable sales has increased. At September 30, 2004, our 12-month moving average of consumable sales was $2.1 million.

     As a result of the variability of the revenue mix, we have experienced some related variability in both absolute gross profit and the corresponding gross margin percentage. For comparative purposes, we had gross profit in the first, second and third quarters of this year of $4.0 million, $3.4 million and $3.5 million, respectively. Additionally, gross margin percentage over the same periods was 43%, 37% and 42%, respectively. The fluctuations in both gross profit and gross margin percentage can be primarily attributed to the variability of the revenue mix and secondarily to the increases in the cost of our system during the second quarter of this year. Total consumable and royalty revenue, our highest margin items, accounted for 36% of total revenue for the third quarter. Furthermore, we recorded a contractual adjustment of $182,000 during the third quarter related to a purchase commitment that was unfulfilled by one of our partners. This factor, coupled with the mix changes, contributed to increased gross profit and gross margin percentage for the quarter on reduced revenue.

     Inventory balances increased by approximately $2.0 million from the June 30, 2004 balance. The increase in inventory can be attributed to the variability in system sales coupled with known purchases scheduled for the fourth quarter of this year. We do not currently believe that we have increased exposure to future excess and obsolete inventory charges and we believe that the allowance for excess and obsolete inventory is adequate although the allowance is down from the June 30, 2004 balance of $640,000. At September 30, 2004, the allowance represented approximately 5% of the gross inventory balance.

     Operating expenses have increased over both the prior quarter and the comparable period in the prior year. This increase is primarily attributable to specific personnel additions to fill certain gaps in our corporate infrastructure, coupled with increases in stock compensation charges related to equity issuances to our employees and expenses associated with Section 404 compliance. We have added 12 full time personnel since September 30, 2003 and at September 30, 2004, we had a total operating headcount of 85. In addition, effective October 25, 2004, we hired Gregory J. Gosch as Vice President of Marketing. Total stock compensation charges have increased over the third quarter of 2003 and the second quarter of 2004 by $223,000 and $62,000, respectively. During the second quarter of 2004, we issued restricted stock to our employees in the place of stock options in order to lessen near-term dilution and extend the life of existing equity plans. Additionally, as we have added new employees, initial equity grants have contained a restricted stock component for the same reasons. Direct third party costs associated with Section 404 compliance are approximately $115,000 year to date. We currently expect to incur at least an additional $150,000 during the fourth quarter of 2004. By comparison, we incurred no third party costs associated with Section 404 compliance during 2003.

     Our ability to achieve sustained profitability continues to depend upon our ability to establish and maintain successful strategic partnership arrangements with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Strategic partners will develop application-specific bioassay kits for use on our systems that they will sell to their customers generating royalties for us. Strategic partners may also perform testing services for third parties using our technology that will result in royalties for us. Some strategic partners will also buy our products and then resell those products to their customers. At September 30, 2004, we had 21 strategic partners who had either released commercialized products based on the Luminex platform or were redistributing our products and were reporting royalties. These 21 strategic partners provided 73% of total revenues for the third quarter of 2004.

     As we continue to strive towards making xMAP technology a standard for performing bioassays within our key segments, we believe that we need to continue to concentrate on the following objectives: (i) enhancing our focus on specific, large and fast-growing segments of the life science and diagnostics markets, (ii) forging key partnerships to broaden and accelerate market acceptance of our technology, (iii) further enabling our partners to design and develop tests using our technology, and (iv) expanding the functionality of our xMAP technology based product line, including hardware, software and consumables. A critical component of these objectives will be to continually enhance our position via a customer-focused development process and a customer-focused service strategy.

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

     Total deferred revenue as of September 30, 2004 was $4.2 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $2.5 million, (ii) unamortized revenue related to extended service contracts in the amount of $1.0 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $619,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.

     Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At September 30, 2004, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory components that we no longer use in the manufacture of our systems and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales. The Company believes that its inventory is properly valued based on current market conditions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     Revenue. Total revenue increased to $8.4 million for the three months ended September 30, 2004 from $7.1 million for the comparable period in 2003. The increase in revenue was primarily attributable to increased acceptance and utilization of our technology in the marketplace as evidenced by increased royalty revenue and corresponding increases in all other revenue line items. As previously disclosed in our Annual Report on Form 10-K, we continue to have revenue concentration in a limited number of strategic partners, as two customers accounted for 30.2% of total revenue in the third quarter (18.2% and 11.9%, respectively). No other customer accounted for more than 10% of total revenue.

     A breakdown of revenue for the three months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended
	September 30,
	2004	2003
System sales	$4,267	$3,989
Consumable sales	2,101	2,007
Royalty revenue	870	400
Service contracts	423	262
Other revenue	698	461

	$8,359	$7,119

     System and peripheral component sales increased to $4.3 million for the three months ended September 30, 2004 from $4.0 million for the third quarter of 2003. System placements for the third quarter of 2004 increased to 177 from 170 for the corresponding prior year period bringing total system placements to 2,516 as of September 30, 2004. During the current quarter, four of our partners accounted for 134, or 76%, of the total system placements. These four partners purchased 84, or 49%, of the total system placements in the comparable period of 2003. Of the total 2,516 systems placed through September 30, 2004, we estimate that 45% have been sold in the clinical diagnostics market and 55% in the life sciences market.

     Consumable sales, comprised of microspheres and sheath fluid, were relatively flat at $2.1 million during the third quarter of 2004 compared with $2.0 million for the third quarter of 2003. Partners with commercial applications available accounted for $1.0 million, or 49%, of total consumable sales for the quarter ended September 30, 2004. In addition, during the quarter we had four bulk purchases of consumables totaling approximately $1.1 million as compared with six bulk purchases totaling approximately $1.4 million in the corresponding prior year period. Bulk purchases are purchases of consumables by a single customer that in the aggregate are more than $100,000. As the number of applications available on our platform expands, we would expect to see the overall level of consumable sales continue to rise.

     Royalty revenue increased to $870,000 during the three months ended September 30, 2004 from $400,000 for the three months ended September 30, 2003. We believe the increase is primarily the result of the increased use and acceptance of our technology. For the three months ended September 30, 2004, we had 21 commercial partners submit royalties as compared with 19 for the three months ended September 30, 2003. Additionally, the 19 partners from whom we recognized $400,000 in royalties for the third quarter of 2003 represented approximately $819,000 of the third quarter 2004 total, an increase of approximately 105% over their prior year payments. Four of our partners reported royalties totaling an aggregate of approximately $568,000, or 65%, of the total royalties for the current period. Total royalty bearing sales by our partners were over $14.2 million for the quarter ended September 30, 2004 and over $57.1 million on an annualized basis.

     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $423,000 during the third quarter of 2004 from $262,000 for the third quarter of 2003. This increase is attributable to increased sales of extended service agreements, which is a direct result of the increase in the commercial base of Luminex Systems as compared to the prior year period. At September 30, 2004, we had 329 Luminex Systems covered under an extended service agreement and $997,000 in deferred revenue related to those contracts. At September 30, 2003, we had 191 Luminex Systems covered under an extended service agreement and $430,000 in deferred revenue related to those contracts.

     Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and special project revenue, increased to $698,000 for the three months ended September 30, 2004 from $461,000 for the three months ended September 30, 2003. This increase is primarily the result of a contractual adjustment of $182,000 related to unfulfilled purchase commitments by one of our partners. For the quarter ended September 30, 2004, we had $307,000 of parts sales, $182,000 for the contractual adjustment and $209,000 of other miscellaneous revenue.

     Gross Profit. Gross profit increased to $3.5 million for the three months ended September 30, 2004, as compared to $2.8 million for the three months ended September 30, 2003. The gross margin rate (gross profit as a percentage of total revenue) increased to 42% for the three months ended September 30, 2004 from 40% for the three months ended September 30, 2003. The rate increase in gross margin was primarily attributable to an increase in the average price of our LX100 system coupled with a change in revenue mix in favor of our higher margin items, consumables and royalties. The average price of an LX100 system was approximately $24,100 for the third quarter of 2004 and $23,500 in the third quarter of 2003. The increase in average system price is attributable to changes in partner mix and corresponding price differential of the related configurations. Consumables and royalties represented 36% of total revenues in the third quarter of 2004 compared with 34% in the comparable quarter of 2003.

     Research and Development Expense. Research and development expenses increased to $949,000 for the three months ended September 30, 2004 from $688,000 for the comparable period in 2003. The increase was primarily attributable to an increase in personnel costs associated with the net addition of seven employees over our September 30, 2003 research and development headcount of 28 and an increase in material and supply cost associated with expendable items used in research and development efforts.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $3.9 million for the three months ended September 30, 2004 from $3.0 million for the comparable period in 2003. The increase was primarily attributable to incremental stock compensation charges related to equity issuances to employees, an increase in personnel costs related to the net addition of five employees over our September 30, 2003 selling, general and administrative headcount of 45 and expenses associated with Section 404 compliance. We believe that our selling, general and administrative expenses are highly leverageable and can support additional revenue with minimal additions.

     Other Income, net. Other income increased to $162,000 for the three months ended September 30, 2004 from $93,000 for the comparable period in 2003. The average rate on current invested balances was 1.6% as of September 30, 2004 compared to 1.0% as of September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     Revenue. Total revenue increased to $26.8 million for the nine months ended September 30, 2004 from $17.9 million for the comparable period in 2003. The increase in revenue was primarily attributable to increased acceptance and utilization of our technology in the marketplace as evidenced by increases in all revenue line items. As previously disclosed in our Annual Report on Form 10-K, we continue to have revenue concentration in a limited number of strategic partners, as two customers accounted for 33.0% of total revenue in the first nine months of 2004 (22.0% and 11.0%, respectively). No other customer accounted for more than 10% of total revenue.

     A breakdown of revenue for the nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
System sales	$14,471	$10,512
Consumable sales	6,746	4,419
Royalty revenue	2,180	904
Service contracts	1,114	780
Other revenue	2,314	1,248

	$26,825	$17,863

     System and peripheral component sales increased to $14.5 million for the nine months ended September 30, 2004 from $10.5 million for the first nine months of 2003. System placements increased to 597 for the first nine months of 2004 as compared to 441 placements for the corresponding prior year period, bringing total system placements to 2,516 as of September 30, 2004. During the first nine months of 2004, four of our partners accounted for 422, or 71%, of the total system placements for the period. These four partners purchased 233, or 53%, of the total system placements in the comparable period of 2003.

     Consumable sales, comprised of microspheres and sheath fluid, increased to $6.7 million during the first nine months of 2004 from $4.4 million for the first nine months of 2003. We believe the increase is primarily the result of the increased use and acceptance of our technology and the increased installed base of our systems. Partners with commercial applications available accounted for $4.3 million, or 64%, of total consumable sales for the nine months ended September 30, 2004. In addition, during the first nine months of 2004 we had 16 bulk purchases of consumables totaling approximately $4.2 million as compared with 13 bulk purchase of approximately $2.2 million in the corresponding prior year period. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales continue to rise.

     Royalty revenue increased to $2.2 million during the nine months ended September 30, 2004 from $904,000 for the nine months ended September 30, 2003. We believe this increase is also primarily the result of the increased use and acceptance of our technology. For the nine months ended September 30, 2004, we had 22 commercial partners submit royalties as compared with 19 for the nine months ended September 30, 2003. Additionally, the 19 partners from whom we recognized $904,000 in royalties for the first nine months of 2003 represented approximately $2.1 million of the total royalties for the first nine months of 2004, an increase of approximately 127% over their prior year payments. Four of our partners reported royalties totaling an aggregate of approximately $1.3 million, or 62%, of the total royalties for the current period. Total royalty bearing sales by our partners were over $35.2 million for the nine months ended September 30, 2004.

     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $1.1 million during the first nine months of 2004 from $780,000 for the first nine months of 2003. This increase is attributable to increased sales of extended service agreements, which is a direct result of the increase in the commercial base of Luminex Systems as compared to the prior year period.

     Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and special project revenue, increased to $2.3 million for the nine months ended September 30, 2004 from $1.2 million for the nine months ended September 30, 2003. The contributors to the increase in other revenue over the prior year to date period were spread over the range of items in other revenue, including increases in part sales to our partners who have assumed the field service obligation on our systems of $237,000 and increases in special project revenue of approximately $254,000. For the nine months ended September 30, 2004, we had $1.0 million of part sales, $343,000 of special project revenue, $340,000 of shipping and $599,000 of other miscellaneous revenue.

     Gross Profit. Gross profit increased to $10.9 million for the nine months ended September 30, 2004, as compared to $6.3 million for the nine months ended September 30, 2003. The gross margin rate increased to 41% for the nine months ended September 30, 2004 from 35% for the nine months ended September 30, 2003. The rate increase in gross margin was primarily attributable to the allocation of our fixed costs over a higher revenue base and an increase in the high margin items (consumables and royalties) as a percentage of total revenue. However, these factors were offset by margin compression from the higher cost of the new laser configuration beginning in the second quarter of 2004. For the current period, consumables and royalties represented 33% of total revenue as compared with 30% for the comparable prior year period.

     Research and Development Expense. Research and development expenses increased to $2.9 million for the nine months ended September 30, 2004 from $2.4 million for the comparable period in 2003. The increase was primarily attributable to increases in personnel costs associated with the net addition of seven employees over our September 30, 2003 research and development headcount of 28.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $10.8 million for the nine months ended September 30, 2004 from $9.6 million for the comparable period in 2003. The increase was primarily attributable to increases in personnel costs associated with the net addition of five employees over our September 30, 2003 selling, general and administrative headcount of 45, incremental stock compensation charges related to equity issuances to employees and expenses associated with Section 404 compliance. We believe that our selling, general and administrative expenses are highly leverageable and can support additional revenue with minimal additions.

     Other Income, net. Other income increased to $365,000 for the nine months ended September 30, 2004 from $299,000 for the comparable period in 2003. The average rate on current invested balances was 1.6% as of September 30, 2004 compared to 1.0% as of September 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, we held cash and cash equivalents of $36.3 million and had working capital of $45.7 million. At December 31, 2003, we held cash and cash equivalents of $39.5 million and had working capital of $45.5 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

     Cash used in operations was $5.0 million for the nine months ended September 30, 2004 as compared with $2.5 million for the nine months ended September 30, 2003. Significant items affecting cash flow for the period were net inventory increases of $4.6 million and net loss of $2.4 million, offset by proceeds from exercises of stock options of $2.3 million. Currently, we do not expect any material changes in our sources or uses of cash.

     Our research and development expenses during the nine months ended September 30, 2004 were $2.9 million. Research and development expenses related to the ongoing development of our xMAP technology and consumables are currently expected to be in the range of $3.9 and $4.4 million on an annual basis for 2004.

     Selling, general and administrative expenses during the nine months ended September 30, 2004 were $10.8 million. We currently expect total selling, general and administrative expenses to be in the range of $14.3 to $14.8 million on an annual basis for 2004.

     We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have non-cancelable purchase requirements with certain of our component suppliers that require us to take delivery of a minimum number of component parts for our products or the cost per unit will increase, which would adversely impact our gross margin. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We currently have approximately $2.8 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage during 2004. The following table reflects the Company’s total current non-cancelable obligations by period (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Non-cancelable rental obligations	$825	$1,693	$1,681	$507	$4,706
Non-cancelable purchase obligations (1)	2,003	—	—	—	2,003

Anticipated liquidity impact as of September 30, 2004	$2,828	$1,693	$1,681	$507	$6,709

(1) These obligations are primarily a result of normal inventory purchases. Purchase obligations do not extend beyond a year; however, we would expect future years to have purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.

     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken based on recommendations of our strategic consulting study or the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2004. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the next 12 months. Based upon our current operating plan and structure, management anticipates total cash use for 2004, to be approximately $6.0 to $8.0 million, giving us an anticipated balance at December 31, 2004 of $31.5 to $33.5 million.

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

RISK FACTORS

We have a history of losses and an accumulated deficit of approximately $82.7 million as of September 30, 2004.

     We have incurred significant net losses since our inception, including losses of $2.4 million for the nine months ended September 30, 2004, $4.2 million in 2003 and $24.9 million in 2002. At September 30, 2004, we had an accumulated deficit of approximately $82.7 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash available to the Company. As of September 30, 2004, cash and cash equivalents totaled $36.3 million, a decrease of $3.2 million, from $39.5 million at December 31, 2003. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

     The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of September 30, 2004, we had 21 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the three and nine months ended September 30, 2004, two customers individually represented greater than 10% of the Company’s revenue and collectively represented 30% and 33% of total revenue in the three and nine months, respectively. In addition, we had six customers who individually represented 5% or more of our total revenue and collectively represented 56% of the Company’s revenue for the nine months ended September 30, 2004. For comparative purposes, we had three customers with individual revenue greater than 10% of our total revenue and collectively representing 41% of our total revenue for the nine months ended September 30, 2003. The loss of any of our significant strategic partners, or any of our significant customers, would have a material adverse effect on our growth and future results of operations. Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

     Because of our limited operating history, it is difficult to accurately forecast future operating results. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short-term. The level of our revenues will depend upon the rate and timing of the adoption of our technology as a method to perform bioassays. Due to our limited operating history, predicting this timing and rate of adoption is difficult.

     In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:

-	We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

-	Most of our strategic partners are not committed to minimum purchase commitments, and we do not control the incentives provided by our strategic partners to their sales personnel.

-	A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the Food and Drug Administration, or other regulatory bodies in jurisdictions outside of the United States.

-	Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

-	Certain strategic partners may fail to deliver products that satisfy market requirements, or such products may fail to operate properly.

The life sciences industry is highly competitive and subject to rapid technological change and we may not have the resources necessary to compete successfully.

     We compete with companies in the United States and abroad that are engaged in the development and production of similar products. We will continue to face intense competition from existing competitors and other companies seeking to develop new technologies. Many of our competitors have access to greater financial, technical, scientific, research, marketing, sales, distribution, service and other resources than we do. These companies may develop technologies that are superior alternatives to our technologies or may be more effective at commercializing their technologies in products.

     The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as customers evaluate these new products. Our future success will depend on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances.

Our success depends on our ability to service and support our products directly or in collaboration with our strategic partners.

     To the extent that the Company or its strategic partners fail to maintain a high level, quantity or quality of the service and support for xMAP products, there is a risk that the perceived quality of our xMAP products will be diminished in the marketplace. Likewise, the Company may fail to provide the level, quantity or quality of service expected by the marketplace. This could result in slower adoption rates and lower than anticipated utilization of xMAP products causing a material adverse affect on our business.

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

     We have obtained 21 patents in the United States and one in each of Japan, France, Germany, Italy, Israel and the United Kingdom directed to various aspects and applications of our technology. We have 25 pending applications in the United States and 27 in foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

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

     In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. These legal proceedings could be expensive, take significant time and/or divert management’s attention from other business concerns. If we lose, we may lose the benefit of some of our intellectual property rights, the loss of which may inhibit or preclude our ability to exclude certain competitors from the market. We also may provoke these third parties to assert claims against us. The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents like ours.

Our success will depend partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.

     We may be sued for infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe on the proprietary rights of others or that their rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. Furthermore, litigation is time consuming and could divert management’s attention and resources away from our business. If we do not prevail in any litigation, we may have to pay damages and could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, if at all. Moreover, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.

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

     The sale of bioassay testing devices typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycle associated with our products typically is lengthy and subject to a number of significant risks, including customers’ budgetary constraints, regulatory approval and internal acceptance reviews, all of which are beyond our control. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter. We expect this trend to continue for the foreseeable future.

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

     To date, we have produced our products in limited quantities compared to the quantities necessary to achieve desired revenue growth. We may not be able to produce sufficient quantities or maintain consistency between differing lots of consumables. If we encounter difficulties in scaling our manufacturing operations as a result of, among other things, quality control and quality assurance and availability of component and raw material supplies, we will likely experience reduced sales of our products, increased repair or re-engineering costs due to product returns and defects and increased expenses due to switching to alternate suppliers, any of which would reduce our revenues and gross margins.

     We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have non-cancelable purchase requirements with certain of our components suppliers that require us to take delivery of a minimum number of component parts for our products or the cost per unit will increase, which would adversely impact our gross margin. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We recently increased our flexibility to purchase strategic components within shorter lead times by entering into supply agreements with the suppliers of these components. Although we attempt to match our parts inventory and production capabilities to estimates of marketplace demand, to the extent system orders materially vary from our estimates, we may experience continued constraints in our systems production and delivery capacity, which could adversely impact revenue in a given fiscal period. Should the Company’s need for raw materials and components used in productions continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials.

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

     Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of human diagnostic and therapeutic products. Although we believe that we are reasonably insured against these risks and we have indemnity protections in our supplier agreements, there can be no assurance that we will be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. A product liability claim in excess of our insurance coverage or claim that is outside or exceeds our indemnity protections in our supplier agreements or a recall of one of our products would have to be paid out of our cash reserves.

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

     The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

-	general economic conditions and interest rates;

-	instability in the United States and other financial markets and the possibility of war, other armed hostilities or further acts or threats of terrorism in the United States or elsewhere;

-	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

-	announcements of technological innovations or new products or services by us or our competitors;

-	changes in financial estimates by securities analysts;

-	conditions or trends in the life science, biotechnology and pharmaceutical industries;

-	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

-	additions or departures of key personnel;

-	sales of our common stock; and

-	the potential adverse impact of the secondary trading of our stock on foreign exchanges which are subject to less regulatory oversight than The Nasdaq National Market, without our permission, and the activity of the market makers of our stock on such exchanges, including the risk that such market makers may engage in naked short sales and/or other deceptive trading practices which may artificially depress or otherwise affect the price of our Common Stock on The Nasdaq National Market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since the majority of our investments are in short-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at September 30, 2004 would yield an approximate 30% variance in overall investment return. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign customers, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our senior management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our senior management, including our President and Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures effectively and timely provide them with material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in the reports the Company files or submits under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit
Number	Description of Documents
10.1	Form of Restricted Stock Agreement for the Luminex Corporation 2000 Long-Term Incentive Plan and Luminex Corporation 2001 Broad-Based Stock Option Plan.

31.1	Certification by CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION

Date: November 9, 2004

	By:	/s/ HARRISS T. CURRIE

Harriss T. Currie
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PATRICK J. BALTHROP

Patrick J. Balthrop
President and Chief Executive Officer (Principal
Executive Officer)

S-1