Form 10-K
period 2004-12-31
LUMINEX CORP
filed 2005-03-16
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 000-1033905

LUMINEX CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)

(512) 219-8020
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

RIGHTS TO PURCHASE SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, PAR VALUE $0.001 PER SHARE
(TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ☑ No ☐

     Based on the closing sale price of common stock on The Nasdaq Stock Market on June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $265,707,879 as of such date, which assumes that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates.”

     There were 31,183,114 shares of the Company’s Common Stock, par value $.001 per share, outstanding on March 10, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Safe Harbor Cautionary Statement

     This annual report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•	risks and uncertainties relating to market demand and acceptance of our products and technology,

•	dependence on strategic partners for development, commercialization and distribution of products,

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle,

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels,

•	potential shortages of components,

•	competition,

•	the timing of regulatory approvals,

•	the implementation of the Company’s strategic operating plans, and

ii

•	the potential adverse outcome of any pending or future litigation against or by our Company.

     Any or all of our forward-looking statements in this annual report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the section titled “Risk Factors” in Item 1 below.

     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this annual report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item I “Business.”

     Our forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

     Luminex® and xMAP® are trademarks of Luminex Corporation. This report also refers to trademarks, service marks and trade names of other organizations.

PART I

ITEM 1. BUSINESS

Overview

     Luminex Corporation manufactures and sells products incorporating a proprietary technology that advances and simplifies biological testing for the life sciences industry. Our products are described below under “Products.” The life sciences industry depends on a broad range of tests, called bioassays, to perform diagnostic tests, discover and develop new drugs and identify genes. Our xMAP® technology allows our Luminex 100 System to simultaneously perform up to 100 bioassays on a single drop of fluid by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, protein analysis and biomedical research.

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

Industry Background

     The life sciences industry uses bioassays to detect the presence of certain biochemicals, proteins or genes in a sample. Drug discovery, genetic analysis, pharmacogenomics, clinical diagnostics and general biomedical research all use bioassays. For example, bioassays can be used to:

–	measure the attraction, or affinity, between a chemical compound and a disease target for drug discovery and development;

–	assist physicians in prescribing the appropriate tailored drug therapy based on the patient’s unique genetic makeup, a process known as pharmacogenomics;

–	detect genetic variations, such as single nucleotide polymorphisms; and

–	measure the presence and quantity of biochemicals in blood to assist physicians in diagnosing, treating or monitoring disease conditions.

The life sciences user purchases bioassays in the form of off-the-shelf kits, develops them internally or utilizes a customized service to meet their specific needs. Although it is important to note that our xMAP technology is relevant to only a subset of the total life sciences market, industry reports estimated the total global market for tools and consumables used in drug discovery and development, clinical diagnostics and biomedical research to have been approximately $35 billion in 2002 and was expected to grow at an annual rate of approximately 7%. Based on estimates contained in our strategic consulting study, the key segments we are focused on represent a market of approximately $2.3 billion in end-user sales (or 7% of the above total life sciences market) with an annual growth rate of approximately 22%.

     The table below briefly describes the key bioassay technologies in the life sciences industry:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED
BioChips	High-density arrays of DNA fragments attached to a flat glass or silicon surface	Biomedical research

Immunoassays	Automated test tube based instruments	Clinical diagnostics

Gels and blots	Physical separation of analytes for visualization	Clinical diagnostics and biomedical research

Microarrays	Low-density arrays of DNA fragments attached to a flat glass or silicon surface	Biomedical research

Microfluidics chips	Miniaturized liquid handling system on a chip	Biomedical research

Microtiter-plate based assays	Plastic trays with discrete wells in which assays are fixed	Drug discovery, clinical diagnostics and biomedical research

Our xMAP Technology

     Our xMAP technology combines existing biological testing techniques with advanced digital signal processing and proprietary software. With our technology, discrete bioassays are performed on the surface of color-coded microspheres. These microspheres are read in a compact analyzer that utilizes lasers and high-speed digital signal processing to simultaneously identify the bioassay and measure the results. The key features of xMAP technology include the following:

–	Multi-analyte/multi-format

xMAP technology has been designed to simultaneously perform up to 100 distinct bioassays in a single tube or well of a microtiter plate using only a small amount of sample. Moreover, unlike most existing technologies that are capable of performing only one type of bioassay, xMAP can perform enzymatic, genetic and immunologic tests on the same instrumentation platform.

–	Flexibility/scalability

xMAP technology allows flexibility in customizing test panels. Panels can be modified to include new bioassays in the same tube by adding additional microsphere sets. It is also scalable, meaning that there is no change in the manufacturing process and only minimal changes to the required labor to produce a small or large number of microsphere-based tests.

–	Throughput

Our technology’s current ability to perform up to 100 tests in a single tube permitting up to 9,600 unattended tests to be performed in less than an hour with only a small amount of sample. Rapid sample analysis permits efficient use for high-throughput applications.

–	Ease of use

Most xMAP bioassays are simple to perform. A test sample is added to a solution containing microspheres that have been coated with reagents. The solution is then processed through our xMAP technology system which incorporates proprietary software to automate data acquisition and analysis in real-time.

–	Low cost

We have designed our xMAP technology systems to be relatively inexpensive for our customers to utilize. In addition, microsphere-based bioassays are inexpensive compared to other technologies such as biochips.

     Polystyrene microspheres, approximately 5.6 microns in diameter, are a fundamental component of the xMAP technology. We purchase and manufacture microspheres and, in a proprietary process, dye them with varying intensities of a red and a near infrared dye to achieve up to 100 distinct colors. The specific dye proportions permit each color-coded microsphere to be readily identified based on its distinctive fluorescent signature. Our customers create bioassays by attaching different biochemical reactants to each distinctly colored microsphere set. The microsphere sets can then be combined in test panels as required by the user, with a current maximum of 100 tests per panel.

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

Business Strategy

     Our primary goal continues to be the establishment of our xMAP technology as the industry standard for performing bioassays. To achieve this goal, we have implemented and are pursuing the following strategies:

–	Focus on key market segments validated in our strategic study

In the spring of 2003, we completed a strategic study with a consulting firm with extensive experience in the life sciences industry. The results of the study provided valuable information regarding market opportunities and market size for key segments where we believe the Company has distinct competitive advantage over existing and emerging technologies. The key segments identified as a result of our study were (i) profile oriented screening, (ii) secondary screening, (iii) genetic disease testing, (iv) molecular infectious disease testing, and (v) immunodiagnostics. Additionally, we have identified a sixth segment opportunity, biodefense. We have dedicated our primary efforts towards these markets and will continue to employ a partnership driven business model focused on these key segments and selectively pursue opportunities for incremental revenue in other segments.

We will continue to focus our commercialization efforts through strategic partners on large sectors of the life sciences industry where Luminex believes it has distinct competitive advantages over existing and emerging technologies. We define strategic partners as companies in the life sciences industry that either develop and distribute assays and tests on xMAP technology or may only distribute our xMAP technology systems and consumables. With our partners’ support, we have targeted major pharmaceutical companies, large clinical laboratories, research institutions and major medical institutions for our principal marketing efforts. We believe these customers provide the greatest opportunity for maximizing the use of xMAP technology and that continued adoption by these industry leaders will promote wider market acceptance.

–	Continue to develop strategic partnerships that are focused on our key market segments

Currently, we have 22 strategic partners who have released commercialized reagent-based products utilizing the Luminex platform and are submitting royalties. These 22 strategic partners accounted for approximately 73% of our total revenue in 2004 and all of our strategic partners represented 90% of our total revenue. We intend to broaden and accelerate market acceptance of xMAP technology through development, marketing and distribution partnerships with leaders in the life sciences industry that we believe can convert core product lines to our technology and develop new applications on the Luminex platform within their key segments. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed base.

–	Develop next generation products

Our research and development group is pursuing projects such as the development of consumables, automation, software and expansion and enhancement of our multiplexing capabilities to advance our xMAP technology. We are also collaborating with industry participants and biomedical research institutions to develop additional xMAP products.

–	Focus on content strategy

We are focused on maximizing the value that we provide to our partners and end user customers by co-developing with our partners specific content applications based on their customer needs and providing assay products directly to end users in niche segments that will not compete with our existing partners. By enhancing our partner driven model with the delivery of value-added content, Luminex should be able to gain greater control over product development and commercialization. Luminex will develop a specific customer needs analysis, focused on the testing needs of the end user. This analysis will include current assay usage and needs as well as expected future assay needs, and the predicted sales and profit generated from each assay. Based on this analysis, Luminex will develop a detailed assay development program, guided by the value that can be generated by each assay. We believe a focused content strategy will allow Luminex to deliver increased value to our partners, customers and our shareholders resulting from greater usage per system attributable to development of the internal capability to design and build assay content, thereby delivering increased value to our partners and the end-user.

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

     Luminex HTSTM (High-Throughput System). The customized, high-throughput version of our xMAP analyzer, the Luminex HTS, is interfaced with an automated liquid handler which allows for walkaway capability. The Luminex HTS utilizes a high pressure flow system, which produces a flow rate approximately ten times greater than the flow rate of the Luminex 100. The Luminex HTS can also be connected to robotic systems that deliver both 96 and 384 well plates allowing integration into automated test centers. The Luminex HTS was market released in the second half of 2003. Because of the customized nature of the Luminex HTS, it is built to order.

     Total instrument revenue for 2004, 2003 and 2002 was $19.0 million, $15.6 million and $6.5 million, respectively; or 53%, 59% and 50% of total revenue, respectively.

Consumables

     Microspheres. Our xMAP Systems use polystyrene microspheres that are approximately 5.6 microns in diameter. We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to

     100 distinct color sets. Each microsphere can carry the reagents of an enzymatic, genetic or immunologic bioassay. In addition to microspheres, consumables from Luminex also include sheath fluid. Additional consumables, for which Luminex receives a royalty, in the form of reagent kits are developed and distributed by our partners.

     FlexMAP microspheres. In January 2003, the Company introduced a “universal array” microsphere. This microsphere-based product is designed for conducting genotyping and other DNA-based experiments in the life sciences markets using our xMAP technology. When used in conjunction with our multiplexing technology, the FlexMAP microspheres are designed to simplify the genotyping assay development process and increase assay flexibility. The FlexMAP microspheres may be used in customized end-user identified single nucleotide polymorphisms (SNPs) or in pre-defined kits developed by our strategic partners.

     Luminex SeroMAP microspheres. Microspheres designed for specific protein based serological applications.

     Calibration and Control microspheres. Calibration microspheres are microspheres of known fluorescent light intensities used to calibrate the settings for the classification and reporter channel for the Luminex 100 Systems, Luminex 100 IS Systems and Luminex HTS System. Control microspheres are microspheres that are used to verify the calibration and optical integrity for both the classification and reporter channels for the Luminex 100 IS System.

     Total consumable revenue for the years ended December 31, 2004, 2003 and 2002 was $9.0 million, $6.1 million and $4.3 million respectively; or 25%, 23% and 33% of total revenue, respectively. Additionally, our partners reported approximately $52 million and $23 million of royalty bearing consumable sales during 2004 and 2003, respectively, resulting in $3.2 million and $1.4 million of royalty revenue for the years ended December 31, 2004 and 2003, respectively.

Software

     LXR For partners interested in developing custom software applications based on xMAP technology, we offer the LXR Software Developer’s Kit (SDK). This SDK provides a software interface for reading xMAP based assays on Luminex hardware, and allows a software developer to easily build a custom application to control Luminex hardware by providing an API (applications programming interface) to the Luminex system as well as a standard set of UI (user interface) components and applications. Sales of this product during 2004 did not represent a material component of our revenue.

Marketing/Sales and Business Development

     Our sales and marketing strategy is to expand the installed base and utilization of xMAP technology and generate recurring revenues from royalties on bioassay kits and testing services developed or performed by others that use our technology, as well as the sale of microspheres and other consumables. The key element of our sales and marketing strategy is a strategic partner program with life sciences companies that will develop applications or perform testing using our technology platforms and distribute our systems to their customers.

     We continue to use strategic partners as our primary distribution channel and we will continue to pursue new partnerships that intend to focus on applications within our key segments described above. Some of our strategic partners develop application-specific bioassay kits for use on our systems that they sell to their customers generating royalties for us. Certain strategic partners also perform testing services for third parties using our technology that also result in royalties for us. Other strategic partners also buy our products, including xMAP technology systems and consumables, and then resell those products to their customers. As of December 31, 2004, we had 22 strategic partners who had released commercialized products utilizing the Luminex platform and were submitting royalties. Of these 22 strategic partners, 11 companies principally serve the clinical diagnostics market and 11 companies principally serve the research market. These commercialized, royalty-submitting, strategic partners constituted 73% of the Company’s revenues for 2004. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ bioassay testing competencies, customer relationships and distribution channels, we believe that we can achieve rapid market penetration without a direct sales force.

     We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP technology systems under their own branding and marketing efforts.

Customers

     As of December 31, 2004, we had sold a total of 2,709 Luminex 100 Systems since inception. For the annual periods ended December 31, 2004, 2003 and 2002, foreign sales to customers totaled $8.9 million, $8.0 million and $2.7 million, respectively, representing 25%, 31% and 21%, respectively, of our total revenues for such periods. In 2004, two customers each accounted for more than 10% of our total revenues. Bio-Rad Laboratories, Inc. accounted for 24%, 16% and 16% of our total revenues in 2004, 2003 and 2002, respectively. One Lambda, Inc. accounted for 11% of our total revenues in both 2004 and 2003. Biomedical Diagnostics and MiraiBio Inc. accounted for 12% and 10%, respectively, in 2003. No other customer accounted for more than 10% of our total revenues in 2004, 2003 or 2002. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operation.

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

Technical Support

     Our technical support department assists users primarily through a toll-free hotline, facsimile and e-mail communications. We have technical support staff based at our Austin location as well as in our European subsidiary to better serve our customer base. In addition, we have a web-based support interface that provides “24/7” worldwide access to common technical support activities. Personnel assist our strategic partners and customers with product orders, software, hardware, system implementation and development of their bioassays. A comprehensive software and database system is utilized to track customer interactions, follow trends and measure utilization. The information is categorized and presented to management for regular review.

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

Field Service

     We currently have field service personnel based across the United States and in Europe in areas of significant system concentration. We intend to place additional field service personnel and pursue third-party service provider agreements, as required, in order to ensure responsive and cost-effective support of our customers worldwide. In addition, several of our strategic partners provide their own field service support. As we continue to expand our installed base, we believe a strong, reliable, efficient field service organization is crucial to building a high level of customer satisfaction.

Technical Applications

     In order to allow customers to expedite the production of bioassays for use on our systems, we have a technical applications group, based in Austin, Texas, that includes highly experienced biological scientists. This group works closely with our customers in their development of bioassays with the ultimate goal of faster technology adoption and commercialization.

Research and Development

     Our research and development group seeks to advance the capabilities of xMAP technology to further penetrate the life sciences and diagnostics industry and increase utilization of our systems. In addition, we collaborate with other companies, academic institutions and our customers to increase the breadth of xMAP applications. Our current research and development projects include:

–	Consumable development

We continue to develop and enhance our existing consumable product line and support the introduction of new product lines. These new products include calibrators, controls and microspheres with additional performance characteristics.

–	Automation

We collaborate with our strategic partners and others to provide automation solutions that will integrate our various xMAP instruments with sample handling equipment and laboratory information systems to increase bioassay throughput and operational efficiencies and allow for walkaway capability.

–	Software

We are maintaining and extending our system platform through our Software Developer Kit (SDK) as well as providing new end-user applications. Our SDK provides a straightforward platform for our strategic partners and their customers to rapidly develop their own user interface software packages. In addition, our end-user applications will allow us to provide turn key solutions to partners.

–	Expanding our multiple testing capabilities

Our current bead utilizes three common chemistries for the immobilization of assays on its surface. While these chemistries are well accepted in the industry, it is desirable to expand our bead chemistry capability to enhance market penetration and adoption. We continue to work on other surface chemistries to provide optimal performance in broader application areas.

–	Enhancing bioassay performance and operational efficiencies

Our scientists and engineers continually dedicate efforts to further enhance xMAP in the areas of assay performance, such as sensitivity, precision, reliability and operational efficiencies. We are actively collecting market and customer requirements that will allow us to provide optimal features and benefits in current and future products.

–	New product development

Our Research and Development team and Marketing team are working closely with both internal and external groups to design and develop products that will greatly expand capabilities of the xMAP-based technologies. We anticipate that these efforts will result in unique products in the near future. These unique products may include instrumentation, consumables, services and software.

Manufacturing

     The Company has approximately 18,000 square feet of manufacturing facilities located at the Company’s principal executive offices in Austin, Texas. In 2002, we successfully completed the registration of our Quality Management System (QMS) to the ISO 9001:2000 standard, which is an internationally recognized standard for quality management systems. Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards.

     Additionally, we manufacture to current Good Manufacturing Practice (cGMP) requirements and our Quality Management System is implemented in accordance with the FDA Quality System Regulations (QSR), 21 CFR Part 820.

Instruments

     Contract manufacturers assemble certain components of our xMAP technology system. The remaining assembly and manufacturing of our system is performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility. Parts and component assemblies that comprise our xMAP technology system are obtained from a number of sources. We have identified alternate sources of supply for several of our strategic parts and component assemblies. While we currently believe that we will be able to satisfy our forecasted demand for strategic parts and component assemblies during 2005, the failure to find alternative suppliers in the event of a supply failure at any of our current vendors at reasonably comparable prices could have a material adverse effect on our business, financial condition and results of operations. Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability and flexible purchasing terms with respect to the purchase of such components.

Microspheres

     We manufacture as well as procure undyed carboxylated polystyrene microspheres. We synthesize our dyes and manufacture our dyed polystyrene microspheres using a proprietary method in our Austin, Texas manufacturing facility in large lots. We dye the microspheres with varying intensities of a red and a near infrared dye to produce 100 distinctly colored microsphere sets. We currently purchase polystyrene microspheres from one supplier, in accordance with a supply agreement. We believe this agreement will help ensure microsphere availability and flexible purchasing terms with respect to the purchase of such microspheres. While we believe the microspheres will continue to be available from our supplier in quantities sufficient to meet our production needs, we believe our in-house manufacturing capabilities along with other potential suppliers provide sufficient microspheres for us if given adequate lead-time to manufacture the microspheres to our specifications.

Competition

     We designed our xMAP technology for use by customers across the various segments of the life sciences industry. Our competition includes companies marketing conventional testing products based on established technologies such as ELISA, mass spectrometry, gels, biochips and flow-based technologies as well as companies developing their own advanced testing technologies. Several of our competitors are larger than we are and can commit significantly greater resources to their competitive efforts.

     The pharmaceutical industry is the largest market for the genomic, protein and high-throughput screening applications of the xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic and protein testing can be performed by products available from Affymetrix Inc., Applied Biosystems, a business group of Applera Corporation, Becton Dickinson Company, Illumina Inc., Meso Scale Discovery, a division of Meso Scale Diagnostics LLC, Perkin-Elmer Life Sciences, a business unit of PerkinElmer, Inc., and Sequenom, Inc., among others. In high-throughput screening, among others, Molecular Devices Corp. and Amersham Biosciences, a part of GE Healthcare, offer products competitive with ours.

     The clinical laboratory market is dominated by several very large competitors. These include Abbott Laboratories, Bayer Healthcare, Beckman Coulter, Inc., Johnson & Johnson and Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd., among others. These companies have technologies that can perform a variety of established assays. These companies also offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.

     Competition within the academic biomedical research market is highly fragmented. There are hundreds of suppliers to this market including Amersham Pharmacia Biotech, a part of GE Healthcare, Applied Biosystems, an operating division of Applera Corporation, Becton Dickinson Company and Perkin Elmer Life Sciences. Any company in this field is a potential competitor.

Intellectual Property

     To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws and confidentiality agreements.

     We have implemented a patent strategy designed to maximize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our anticipated customer base. We currently own 27 issued patents in the United States. In addition, our patent portfolio includes 60 other pending patent applications in the United States and their corresponding international and foreign counterparts in major industrial markets. Our patents and pending claims provide, or will provide, protection for systems and technologies that allow “real time” multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold a patent covering the precision-dyeing process that we use to dye our microspheres. We have been granted a patent on our “Zero Dead Time” sampling architecture, which uses digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. Other issued patents and pending patent applications cover specific aspects and applications of our xMAP technology and on-going molecular research. However, as a result of a procedural omission, we are unable to pursue a patent application in Japan corresponding to our U.S. patent for real-time multiplexing techniques.

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

Government Regulation

Food and Drug Administration

     The Food and Drug Administration regulates medical devices pursuant to various statutes, namely the Federal Food, Drug and Cosmetic Act as amended and supplemented by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, the Medical Device Amendments of 1992, the FDA Export Reform and Enhancement Act of 1996, the FDA Modernization Act of 1997, the Public Health, Security and Bioterrorism Preparedness and Response Act of 2002, the Medical Device User Fee and Modernization Act of 2002, and the Project BioShield Act of 2004. Medical devices, as defined by statute, include instruments, machines, in vitro reagents or other similar or related articles, including any ccomponents, parts, or accessories of such articles that are intended for use in the diagnosis of disease or other condition or in the cure, mitigation, treatment or prevention of disease; or are intended to affect the structure or function of the body and do not achieve their intended purpose through chemical action or metabolization. The FDA classifies medical devices intended for human use into three classes. For Class I devices, general controls (for example, labeling and good manufacturing practices) provide reasonable assurance of safety and effectiveness. Class II devices are products for which general controls do not provide reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls (for example, guidelines and patient registries). Class III devices are products for which neither general nor special controls provide reasonable assurance of safety and effectiveness. Generally, Class III includes devices that support or sustain human life, are for a use that are substantially important in preventing impairment of human health, or present a potential, unreasonable risk of illness or injury.

     We manufacture a version of the Luminex 100 - the Luminex 100 Integrated System (IS) — for use with diagnostic assay kits that are expected to become available through our strategic partners. For FDA purposes, the Luminex 100 IS is considered a component of our partners’ kit products. Depending on the particular kit’s regulatory classification into Class I, II, or III and its intended use, kits manufactured by our strategic partners that are used in conjunction with our technology may be subject to FDA clearance or approval before they can be marketed and sold. After incorporating the Luminex 100 IS into their products, our strategic partners are required to make various premarket submissions such as premarket approval applications, premarket notifications and/or investigational device exemption applications to the FDA for their products and are required to comply with numerous requirements and restrictions prior to clearance or approval of the applications. There can be no assurance that the FDA will file, clear or approve our strategic partners’ submissions.

     In 2000, we submitted a device master file (DMF) with information about the Luminex 100 IS to the FDA. Our strategic partners can reference the DMF in their premarket submissions. In 2001, FDA reviewed our DMF while reviewing one of our strategic partner’s submissions, and asked questions of the Company about the content of the DMF. It is possible that the FDA may ask questions about our DMF each time one of our strategic partners submits an application to the FDA referencing our DMF. Although we intend to respond to the FDA’s questions in a timely fashion, there can be no assurance that our responses will be acceptable to the FDA. Updates to the Device Master File are provided to the FDA as required.

     Our instruments use lasers to identify the bioassays and measure their results. Therefore, we are required to ensure that our products comply with FDA regulations pertaining to the performance of laser products. These regulations are intended to ensure the safety of laser products by establishing standards to prevent exposure to excess levels of laser radiation. There can be no assurance that the FDA will agree with our interpretation and implementation of these regulations.

     We, and our strategic partners, may be subject to periodic inspection by the FDA for, among other things, compliance with the FDA’s current good manufacturing practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. Additionally, our strategic partners may be subject to other premarket and postmarket controls such as labeling, complaint handling, medical device reporting, corrections and removals reporting, and record keeping requirements. If the FDA has evidence demonstrating that a company is not in compliance with applicable regulations, it can detain or seize products, request or, in certain circumstances, require a recall, impose operating restrictions, enjoin future violations, recommend criminal prosecution to the Department of Justice, and assess civil and criminal penalties against the company, its officers, or its employees. Other regulatory agencies may have similar powers.

     Medical device laws and regulations are also in effect in many countries outside of the United States. These range from comprehensive preapproval requirements for medical products to simpler requests for product data or certification. The number and scope of these requirements are increasing. There can be no assurance that we, and our strategic partners, will be able to obtain any approvals that may be required to market xMAP technology products outside the United States.

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

WEEE

     As part of the Council Directive 2002/26 of February 13, 2003 (WEEE), we are expected to comply with certain requirements regarding the labeling and disposal of some of our products containing electronic devices beginning on August 13, 2005 in each of the EU member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the implementation of WEEE in all EU member states.

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

Employees

     As of March 10, 2005, we had a total of 161 employees, including contract employees, as compared with 159 as of December 31, 2004. At December 31, 2003 we had 142 employees, including contract employees. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

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

RISK FACTORS

We have a history of losses and an accumulated deficit of approximately $83.9 million as of December 31, 2004.

     We have incurred significant net losses since our inception, including losses of $3.6 million for the year ended December 31, 2004, $4.2 million in 2003 and $24.9 million in 2002. At December 31, 2004, we had an accumulated deficit of approximately $83.9 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash available to the Company. As of December 31, 2004, cash, cash equivalents and short-term and long-term investments totaled $36.1 million, a decrease of $3.4 million from $39.5 million at December 31, 2003. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

     Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. However, compared to certain other technologies, our xMAP technology is relatively new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential customers to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

–	convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, research, clinical and biomedical testing and analysis;

–	have these partners develop and market products using our technology;

–	manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

–	place and service sufficient quantities of our products, including the ability to provide the level of service required in the mainstream clinical diagnostics market segment.

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

     The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of December 31, 2004, we had 22 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the year ended December 31, 2004, two customers individually represented greater than 10% of the Company’s revenue and collectively represented 35% of total revenue (Bio-Rad Laboratories, Inc. - 24%; One Lambda, Inc. - 11%). We had two additional customers who individually represented 5% or more of our total revenue and collectively represented 10% of the Company’s revenue for the year ended December 31, 2004. In total, for the year ended December 31, 2004, we had 4 customers represent 45% of our total revenue. For comparative purposes, we had four customers with individual revenue greater than 10% of our total revenue and collectively representing 49% of our total revenue for the year ended December 31, 2003. The loss of any of our significant strategic partners, or any of our significant customers, would have a material adverse effect on our growth and future results of operations. Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

     In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:

–	We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

–	Most of our strategic partners are not committed to minimum purchase commitments, and we do not control the incentives provided by our strategic partners to their sales personnel.

–	A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the Food and Drug Administration, or other regulatory bodies in jurisdictions outside of the United States.

–	Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

–	Certain strategic partners may fail to deliver products that satisfy market requirements, or such products may fail to operate properly.

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

     The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as customers evaluate these new products. We may also encounter other problems in the process of delivering new products to marketplace, such as those related to design, development or manufacturing of such products. Our future success will depend on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.

Our success depends on our ability to service and support our products directly or in collaboration with our strategic partners.

     To the extent that the Company or its strategic partners fail to maintain a high level, quantity or quality of the service and support for xMAP products, there is a risk that the perceived quality of our xMAP technology products will be diminished in the marketplace. Likewise, the Company may fail to provide the level, quantity or quality of service expected by the marketplace. This could result in slower adoption rates and lower than anticipated utilization of xMAP technology products causing a material adverse affect on our business.

The intellectual property rights we rely upon to protect the technology underlying our products may not be adequate to maintain market exclusivity. Inadequate intellectual property protection could enable third parties to exploit our technology or use very similar technology and could reduce our ability to distinguish our products in the market.

     Our success will depend, in part, on our ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. Any patents we own may not afford full protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products that are not covered by our patents. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

     We have obtained 20 patents in the United States and one in each of Japan, Germany, United Kingdom, France, Italy, Hong Kong, and Israel directed to various aspects and applications of our technology. We have 32 pending applications in the United States and 28 in foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

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

     We are aware of a European patent granted to Dr. Ioannis Tripatzis, which covers certain testing agents and certain methods of their use. Dr. Tripatzis has publicly stated his belief that his European patent covers aspects of our technology if practiced in Europe. This European patent expired in November 2004.

Our success will depend on our ability to attract and retain our management and staff.

     We depend on the principal members of our management and scientific staff, including our chief executive officer, research and development, technical support, technical service and sales staff. The loss of services of key members of management could delay or reduce our product development, sales and technical support efforts. In addition, recruiting and retaining qualified scientific and other personnel to perform research and development, technical support, technical service and sales work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. There can be no assurance that we will be able to attract additional and retain existing personnel necessary to achieve our business objectives.

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

     During the second quarter of 2004, we added a new primary supplier for a key component of our product line that resulted in an increase in our standard cost. The supplier may not be able to produce sufficient quantities or to maintain the consistency in quality of the other supplier and we may not be able to offset the increased component cost through a price increase, any of which would reduce our revenues and gross margins. In addition, certain key components of our product line are currently purchased from a limited number of outside sources and may only be available through a limited number of providers. We do not have agreements with all of our suppliers. Our reliance on our suppliers and contract manufacturers exposes us to risks including:

–	the possibility that one or more of our suppliers or our assemblers that do not have supply agreements with the Company could terminate their services at any time without penalty;

–	the potential inability of our suppliers to obtain required components;

–	the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

–	reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

–	increases in prices of raw materials and key components.

     Consequently, in the event that supplies of components or work performed by any of our assemblers are delayed or interrupted for any reason, our ability to produce and supply our products could be impaired.

The capital spending policies of our customers has a significant effect on the demand for our products.

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

     The testing, production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the Food and Drug Administration in the United States and by similar agencies in other countries. Some of our products and products based on our technology expected to be produced by our strategic partners for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. To date, five strategic partners have obtained such approvals or clearances. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, because some of our products employ laser technology, we are also required to comply with FDA requirements relating to radiation performance safety standards.

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

     Medical device laws and regulations are also in effect in many countries outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. As part of the Council Directive 2002/96 of February 13, 2003 (WEEE), we are expected to comply with certain requirements regarding the labeling and disposal of some of our products containing electronic devices beginning on August 13, 2005 in each of the EU member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. Our products are currently exempt from the Council Directive 2002/95 of January 27, 2003 RoHS, which requires the removal of certain specified hazardous substances for certain products beginning July 1, 2006 in each of the member states. However, the European Union has indicated that it may include medical devices, including some of our products, under the jurisdiction of RoHS. The number and scope of these requirements are increasing. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and work place safety.

     Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA quality system regulations and industry standards, the Council Directive 98/79 of 27 October 1998 (“Directive”) as implemented nationally in the EU member states and industry standards, such as ISO

9000. We became ISO 9001:2000 certified in March 2002 and self-declared our LX100 IS device is in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of Council Directive IVDD 98/79/EC as of December 7, 2003. Subsequent audits are carried out at six-month intervals to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. While there is no assurance of approval, we intend to apply for certification to ISO 13485 during 2005. Failure to maintain compliance with FDA and EU regulations and ISO registration and other medical device laws, or to obtain applicable registrations where required, could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.

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

     With the continuing events in the Middle East and concern for future terrorist attacks, there exist many economic and political uncertainties. These uncertainties could adversely affect our business and revenues in the short or long term in ways that cannot presently be predicted.

Our stock price has been and is likely to continue to be volatile.

     The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

–	general economic conditions and interest rates;

–	instability in the United States and other financial markets and the possibility of war, other armed hostilities or further acts or threats of terrorism in the United States or elsewhere;

–	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

–	announcements of technological innovations or new products or services by us or our competitors;

–	changes in financial estimates by securities analysts;

–	conditions or trends in the life science, biotechnology and pharmaceutical industries;

–	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

–	additions or departures of key personnel;

–	sales of our common stock; and

–	the potential adverse impact of the secondary trading of our stock on foreign exchanges which are subject to less regulatory oversight than The Nasdaq National Market, without our permission, and the activity of the market makers of our stock on such exchanges, including the risk that such market makers may engage in naked short sales and/or other deceptive trading practices which may artificially depress or otherwise affect the price of our common stock on The Nasdaq National Market.

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

ITEM 2. PROPERTIES

     Our principal research and development, manufacturing and administrative facilities are currently located in approximately 75,000 square feet of leased space in Austin, Texas pursuant to a lease agreement which expires July 31, 2010. The company maintains an additional 3,875 square feet of leased space at its European subsidiary, Luminex, B.V. During 2005, we plan to add an additional 15,000 square feet of leased space in Austin, Texas to accommodate our expanded operating infrastructure. We believe that these facilities will be adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     On November 18, 2004, Dynal Biotech, LLC (“Dynal”), filed a complaint in Federal court in the Western District of Wisconsin against Luminex Corporation seeking a declaratory judgment to enjoin Luminex from interfering with an agreement between Dynal and one of Luminex’s strategic partners, MiraiBio Corporation, which granted development and distribution rights to Dynal of certain Luminex technology. On January 18, 2005, we filed an answer to the complaint denying Dynal’s allegations and seeking dismissal and filed counterclaims against Dynal on the basis that Dynal improperly used Luminex technology and as a result, has damaged Luminex and its partner’s position in the marketplace. While we believe that we have a strong position in this matter, the lawsuit is in its preliminary stages and there can be no assurance of the outcome of the litigation at this time and any unanticipated adverse developments in this matter could adversely affect the Company’s results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Executive Officers and Related Information

Name	Age	Position
Patrick J. Balthrop	48	President and Chief Executive Officer
Harriss T. Currie	43	Chief Financial Officer, Vice President, Finance and Treasurer
Gregory J. Gosch	42	Vice President, Marketing
James W. Jacobson, Ph.D.	50	Vice President, Research and Development
Randel S. Marfin	48	Vice President, Sales and Business Development
Oliver H. Meek	53	Vice President, Manufacturing
David S. Reiter	38	Vice President, General Counsel and Corporate Secretary

     Patrick J. Balthrop. Mr. Balthrop joined Luminex Corporation in May 2004 as President and Chief Executive Officer. Previously, he served as president of Fisher Healthcare, a Fisher Scientific company, since 2002. Prior to Fisher Scientific International, Mr. Balthrop served in a number of leadership positions for over 20 years with Abbott Laboratories, primarily in Abbott’s Diagnostics Division. Mr. Balthrop’s most recent positions at Abbott were as head of worldwide commercial diagnostics operations and as head of Abbott Vascular. Among his accomplishments at Abbott were the development and launch of the AxSYM analyzer and the commercial launch of the IMx analyzer. His career experience has included sales, marketing, manufacturing operations, international experience, research and development and senior management. Mr. Balthrop holds an M.B.A. from the Kellogg Graduate School of Management of Northwestern University, and a B.S. in Biology from Spring Hill College.

     Harriss T. Currie. Mr. Currie was elected as the Vice President, Finance, Treasurer and Chief Financial Officer in October of 2003. Since joining the Company in November of 1998, Mr. Currie has served in the capacity of Controller, Treasurer and Acting Chief Financial Officer. Prior to joining us, he was employed as the Chief Financial Officer, Secretary and Treasurer of SpectraCell Laboratories from 1993 to 1998 where he also served as Vice President of Finance for two subsidiary companies. Mr. Currie earned his B.B.A. from Southwestern University in 1986 and his M.B.A. in Finance and Marketing from The University of Texas at Austin in 1992. Prior to returning to school for his M.B.A., Mr. Currie was a certified public accountant with Deloitte & Touche LLP.

     Gregory J. Gosch. Mr. Gosch joined Luminex Corporation in October 2004 as Vice President, Marketing. Previously, he served as Senior Director of Sales and Marketing for Nanogen where he was responsible for worldwide marketing and U.S. sales. From 1997 to 1999, he served as Market Development Manager for Chiron Corporation. In addition, Mr. Gosch has held various sales and marketing positions at Meridian Diagnostics and Bio-Rad Laboratories, Inc. Mr. Gosch holds an M.B.A. from the Carlson School of Management, a Masters of Health Care Administration from the School of Public Health, both of the University of Minnesota, and a B.A. in Molecular, Cellular and Developmental Biology from the University of Colorado.

     James W. Jacobson, Ph.D. Dr. Jacobson joined Luminex Corporation in May 1998, and he currently serves as Vice President, Research & Development. From 1994 to 1998, Dr. Jacobson was Laboratory Director at Cytastar Laboratories, Virus Reference Laboratories and SpectraCell Laboratories, Inc. in Houston, Texas. Following post-doctoral work at North Carolina State University and Duke University, he was a faculty member in the Department of Biology, University of Houston, Houston, Texas. Dr. Jacobson received the Ph.D. degree in 1986 from Washington University in Saint Louis, Missouri.

     Randel S. Marfin. Mr. Marfin joined the Company in June 1998, and currently serves as Vice President, Sales and Business Development. Prior to joining us, he worked for three years at SpectraCell Laboratories, Inc., most recently as Vice President of Sales and Marketing where he was responsible for business development, acquisitions, strategic planning and sales and marketing. From 1990 to 1998, he served as General Manager of Texas for both Damon Clinical Laboratories and the Nichols Institute. In addition, Mr. Marfin held sales management and business development positions for Damon Clinical Laboratories and MPC Labs. Mr. Marfin graduated from the University of Houston in 1986 with a B.S. in Biochemistry and Biophysics and served in the United States Air Force.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock is traded on The Nasdaq Stock Market under the symbol “LMNX.”

     The following table sets forth the range of high and low sale prices on The Nasdaq Stock Market for each quarter during 2003 and 2004.

2003	High	Low
First Quarter	$5.50	$3.90
Second Quarter	$7.25	$4.47
Third Quarter	$7.53	$4.50
Fourth Quarter	$10.80	$6.65

2004	High	Low
First Quarter	$13.43	$7.40
Second Quarter	$10.75	$8.25
Third Quarter	$10.25	$6.09
Fourth Quarter	$9.92	$6.62

Holders

     As of March 10, 2005, we had 368 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

     We have never declared or paid cash dividends on our common stock and, while this policy is subject to periodic review by our board of directors, we currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     During the fourth quarter of 2004, we issued 2,409 shares of common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan. All such option shares had an exercise price of $5.88 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof.

Issuer Purchases of Equity Securities

     There was no stock repurchase activity for the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data at December 31, 2004 and 2003 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Results of Operations Data:
Total revenue	$35,880	$26,292	$13,008	$20,939	$8,570
Gross profit	14,722	9,830	2,683	6,323	3,230
Loss from operations	(4,164)	(6,475)	(24,117)	(18,484)	(16,372)
Net loss	(3,605)	(4,209)	(24,934)	(15,685)	(12,474)

Net loss applicable to common stockholders	$(3,605)	$(4,209)	$(24,934)	$(15,685)	$(12,474)

Net loss per common share, basic and diluted	$(0.12)	$(0.14)	$(0.85)	$(0.55)	$(0.52)

Shares used in computing net loss per share, basic and diluted	30,698	29,814	29,275	28,330	23,828

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,238	$39,480	$40,482	$34,930	$7,106
Short-term investments	12,891	—	—	16,122	66,521
Long-term investments	3,991	—	—	—	—
Working capital	40,823	45,522	45,321	63,018	76,779
Total assets	53,175	53,294	53,623	72,073	83,668
Total stockholders’ equity	44,546	44,835	45,571	67,255	78,688

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included below in Item 8 and “Risk Factors” included above in Item 1 of this Annual Report on Form 10-K.

Overview

     During 2004, there were several factors that affected our financial performance as compared with the previous year, many of which we believe will positively affect our future operating results and plans. These factors were (i) the hiring of Patrick J. Balthrop as our Chief Executive Officer; (ii) a 36% increase in revenues as compared to 2003; (iii) increased acceptance and utilization of our technology in the marketplace as evidenced by our continued increase in royalty revenue; (iv) gross margin improvement relative to the prior year; and (v) a decrease in operating expenses as a percent of revenue.

     On May 15, 2004, the Company hired Patrick Balthrop as the permanent Chief Executive Officer replacing Tom Erickson, who served as the Company’s Interim President and Chief Executive Officer since September 2002. Mr. Balthrop comes to Luminex from Fisher Scientific International Inc. (“Fisher Scientific”) where, since 2002, he served as President of Fisher Healthcare, a Fisher Scientific company. Prior to Fisher Scientific, Balthrop served in a number of leadership positions for over 20 years with Abbott Laboratories (“Abbott”), primarily in Abbott’s Diagnostics Division.

     Total revenue increased by 36% to $35.9 million for the year ended December 31, 2004 from $26.3 million for the year ended December 31, 2003. As previously disclosed, we have yet to see a great deal of predictability in the buying patterns of our customers, which has resulted in variability in both revenue mix and volume; however, revenues increased in all areas from the prior year. As a result of this variability, we experienced shifts in our revenue mix relative to 2003. In 2004, system revenues represented 53% of total revenue. Consumable revenues, royalty revenue and all other revenue represented 25%, 9%, and 13%, respectively. In 2003, system revenues were 59%, consumable revenues were 23%, royalty revenues were 5% and all other revenue was 13%.

     Our royalty revenue increased to $3.2 million, from $1.4 million in 2003, representing over $52 million in royalty bearing sales by our partners reported during 2004. As additional partners commercialize and expand their menu offerings, we expect royalty revenues will continue to grow. We believe that this increase is an indication of the acceptance and utilization of our technology over a broader base. In addition, another key indicator of technology acceptance is long-term consumable purchases. For the ninth consecutive quarter our 12-month moving average of consumable sales has increased. At December 31, 2004, our 12-month moving average of quarterly consumable sales was $2.3 million.

     As a result of the variability of the revenue mix, we have experienced some related variability in both absolute gross profit and the corresponding gross margin percentage. For comparative purposes, we had gross profit in 2004 and 2003 of $14.7 million and $9.8 million, respectively. Additionally, gross margin percentage over the same periods was 41% and 37%, respectively. The fluctuations in both gross profit and gross margin percentage on a quarterly basis can be primarily attributed to the variability of the revenue mix and secondarily to the increases in the cost of our system during the second quarter of 2004. Total consumable and royalty revenue, our highest margin items, accounted for 34% of total revenue for 2004. Furthermore, we recorded a contractual adjustment of $245,000 during the year related to a purchase commitment that was unfulfilled by one of our partners and contractual adjustments totaling $228,000 related to the forfeiture of prepaid royalty deposits that were not utilized prior to their contractual expiration. These factors, coupled with the mix changes, contributed to increased gross profit and gross margin percentage for the year.

     Operating expenses have decreased as a percentage of revenue to 53% in 2004 from 62% in 2003. The results of our strategic study in 2003 have allowed us to focus our efforts on the markets in which we believe we have the highest level of sustainable competitive advantage. These markets are (i) profile oriented screening, (ii) secondary screening, (iii) genetic disease testing, (iv) molecular infectious disease testing and (v) immunodiagnostics. Our focus on these distinct market segments has contributed to the decrease in operating expenses as a percentage of revenue. Over the course of the past 12 months, we have also increased our core research and development efforts with a concentration on continued improvements to our technology and product offerings. Additionally, we have focused our business development efforts on these markets in order to keep our partner and content pipeline active. All of these efforts have taken place with relatively constant use of resources and have resulted in 36% revenue growth, 50% gross margin growth and improvement to our net loss.

     Our ability to achieve profitability continues to depend upon our ability to establish and maintain successful strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Our strategic partners may develop application-specific bioassay kits for use on our systems that they will sell to their customers, may perform testing services for third parties using our technology or may buy our products and then resell those products to their customers, all generating royalties for us. At December 31, 2004, we had 22 strategic partners who had either released commercialized products based on the Luminex platform or were redistributing our products and were reporting royalties. These 22 commercialized, royalty-submitting, strategic partners provided 73% of total revenues for 2004.

     As we continue to strive towards making xMAP technology a standard for performing bioassays within our key segments, we believe that we need to continue to concentrate on the following objectives: (i) enhancing our focus on large and fast-growing segments of the life science and diagnostics markets, (ii) forging key partnerships to broaden and accelerate market acceptance of our technology, (iii) further enabling our partners to design and develop tests using our technology, and (iv) expanding the functionality of our xMAP technology based product line, including hardware, software and consumables. A critical component of these objectives will be to continually enhance our position via a customer-focused development process and a customer-focused service strategy.

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

     Total deferred revenue as of December 31, 2004 was $4.3 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $2.4 million, (ii) unamortized revenue related to extended service contracts in the amount of $1.1 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $601,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.

     Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At December 31, 2004, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales.

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

Results of Operations

     The following table sets forth the percentage of net sales of certain items in the Consolidated Statements of Operations. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2004	2003	2002
Revenue	100%	100%	100%

Cost of revenue	59%	63%	79%

Gross profit	41%	37%	21%

Operating expenses
Research and development	11%	12%	48%
Selling, general and administrative	42%	50%	141%
Business restructuring charges	0%	0%	18%

Total operating expenses	53%	62%	206%

Loss from operations	(12)%	(25)%	(185)%

Other income, net	2%	2%	6%

Settlement of litigation	0%	7%	0%

Impairment of investment	0%	0%	(12)%

Income taxes	0%	0%	0%

Net loss	(10)%	(16)%	(192)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year Ended December 31,
	2004	2003	Variance
Revenue	$35,880	$26,292	$9,588
Gross profit	$14,722	$9,830	$4,892
Gross margin percentage	41%	37%	4%
Operating expenses	$18,886	$16,305	$2,581
Net loss	$(3,605)	$(4,209)	$604

     Revenue. Total revenue increased to $35.9 million for the year ended December 31, 2004 from $26.3 million in 2003. The increase in revenue was primarily attributable to increased acceptance and utilization of our technology in the marketplace as evidenced by increases in all revenue line items. As previously disclosed, we continue to have revenue concentration in a limited number of strategic partners, as two customers accounted for 35.0% of total revenue in 2004 (24.0% and 11.0%, respectively). No other customer accounted for more than 10% of total revenue.

     A breakdown of revenue for the year ended December 31, 2004 and 2003 is as follows (in thousands):

	Year Ended December 31,
	2004	2003
System sales	$18,956	$15,577
Consumable sales	9,002	6,078
Royalty revenue	3,210	1,400
Service contracts	1,565	1,132
Other revenue	3,147	2,105

	$35,880	$26,292

     System and peripheral component sales increased to $19.0 million for the year ended December 31, 2004 from $15.6 million in 2003. System sales increased to 788 for 2004 as compared to 655 in the prior year, bringing total system sales to 2,709 as of December 31, 2004. During 2004, five of our partners accounted for 549 or 70%, of the total system sales for the period. These five partners purchased 375, or 57%, of the total system sales in 2003.

     Consumable sales, comprised of microspheres and sheath fluid, increased to $9.0 million during 2004 from $6.1 million in 2003. We believe the increase is primarily the result of the increased use and acceptance of our technology and the increased installed base of our systems. Partners who reported royalty bearing sales accounted for $5.5 million, or 62%, of total consumable sales for the year ended December 31, 2004. In addition, during 2004, we had 23 bulk purchases of consumables totaling approximately $5.4 million as compared with 17 bulk purchases totaling approximately $3.2 million in the prior year. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales continue to rise.

     Royalty revenue increased to $3.2 million for the year ended December 31, 2004 from $1.4 million for the year ended December 31, 2003. We believe this increase is also primarily the result of the increased use and acceptance of our technology. For the year ended December 31, 2004, we had 22 commercial partners submit royalties as compared with 20 for the year ended December 31, 2003. Additionally, the 20 partners from whom we recognized $1.4 million in royalties in 2003 represented approximately $3.1 million of the total royalties in 2004, an increase of approximately 126% over their prior year payments. Five of our partners reported royalties totaling an aggregate of approximately $2.3 million, or 71%, of the total royalties for 2004. Total royalty bearing sales by our partners were over $52 million for the year ended December 31, 2004.

     Service contracts, comprised of extended warranty contracts earned ratably over the term of the contract, increased to $1.6 million during 2004 from $1.1 million in 2003. This increase is attributable to increased sales of extended service contracts, which is a direct result of the increase in the commercial base of Luminex Systems as compared to the prior year period. At December 31, 2004, we had 345 Luminex Systems covered under an extended service agreement and $1.1 million in deferred revenue related to those contracts. At December 31, 2003, we had 200 Luminex Systems covered under an extended service agreement and $778,000 in deferred revenue related to those contracts.

     Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and special project revenue, increased to $3.1 million for the year ended December 31, 2004 from $2.1 million for the year ended December 31, 2003. The contributors to the increase in other revenue over prior year were spread over the range of items in other revenue, including increases in part sales to our partners who have assumed the field service obligation on our systems of $318,000, a contractual adjustment of $245,000 related to unfulfilled purchase commitments by one of our partners and contractual adjustments of $228,000 related to the forfeiture of prepaid royalty deposits that were not utilized prior to their contractual expiration. For the year ended December 31, 2004, we had $1.6 million of part sales, $465,000 of shipping revenue, $343,000 of special project revenue, $473,000 of contractual adjustments and $252,000 of other miscellaneous revenue.

     Gross Profit. Gross profit increased to $14.7 million for the year ended December 31, 2004, as compared to $9.8 million for the year ended December 31, 2003. The gross margin percentage increased to 41% for the year ended December 31, 2004 from 37% for the year ended December 31, 2003. The increase in the gross margin percentage was primarily attributable to an increase in the high margin items (consumables and royalties) as a percentage of total revenue and the allocation of our fixed costs over a higher revenue base. However, these factors were partially offset by margin compression resulting from the higher cost of the new laser configuration beginning in the second quarter of 2004. For the current year, consumables and royalties represented 34% of total revenue as compared with 28% for the prior year.

     Research and Development Expense. Research and development expenses increased to $3.8 million for the year ended December 31, 2004 from $3.2 million for the year ended December 31, 2003. The increase was primarily attributable to increases in personnel costs associated with the addition of employees in late 2003 and 2004. Research and development headcount at December 31, 2004 was 34. As a percentage of revenue, research and development expense was 11% in 2004 and 12% in 2003.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $15.1 million for the year ended December 31, 2004 from $13.1 million for the comparable period in 2003. The increase was primarily attributable to increases in personnel costs associated with the net addition of eight employees over our December 31, 2003 selling, general and administrative headcount of 45, incremental stock compensation charges related to equity issuances to employees and expenses associated with Section 404 compliance. As a percentage of revenue, selling, general and administrative expenses were 42% in 2004 and 50% in 2003. We believe that our selling, general and administrative expenses are highly leverageable and can support additional revenue with relatively minimal additions.

     Other Income, net. Other income increased to $572,000 for the year ended December 31, 2004 from $426,000 for the year ended December 31, 2003. The average rate on current invested balances was 1.4% as of December 31, 2004 compared to 1.0% as of December 31, 2003.

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

     System and peripheral component sales increased to $15.6 million in 2003 from $6.5 million in 2002. System placements increased to 655 in 2003 from 254 in 2002 bringing the installed base of systems to 1,919 as of December 31, 2003. The increase in system placements was primarily the result of commercial launches by several of our partners and an intensification of efforts by other partners that were previously commercial. Additionally, we believe the elimination of our direct sales force and assistance to our partners in their development and commercialization efforts allayed fears of direct competition with us. For the year ended December 31, 2003 four of our partners individually accounted for 10% or greater of total system placements and collectively accounted for 66% of our 655 Luminex 100 System sales (435 of 655 systems).

     Consumable sales, comprised of microspheres and sheath fluid, increased to $6.1 million in 2003 from $4.3 million in 2002. The increase was primarily the result of the increased installed base of commercial Luminex Systems as compared to the prior year. During 2003, we had 17 bulk purchases totaling approximately $3.2 million as compared with 8 bulk purchases totaling approximately $1.9 million in 2002. We define bulk purchases as purchases of microspheres or sheath fluid by an individual strategic partner in a single quarter that in the aggregate are more than $100,000.

     Royalty revenue increased to $1.4 million in 2003 from $631,000 in 2002. This increase was attributable to increased sales of royalty bearing commercial products by our partners and an increase in the commercial base of Luminex Systems as compared to the prior year. For the year ended December 31, 2003, we had 20 commercial partners report royalties as compared with 15 for the year ended December 31, 2002. The 15 partners for whom we recognized $631,000 of royalties in 2002 represented approximately $1.3 million of the 2003 royalties, an increase of approximately 113% over their prior year payments. Four of our partners reported royalties totaling approximately $892,000, or 64% of the total royalties for 2003.

     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $1.1 million in 2003 from $795,000 in 2002. This increase was attributable to the increased sales of extended warranty contracts, which was a result of the increase in the commercial base of Luminex Systems as compared to the prior year.

     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and other special project revenue, increased to $2.1 million in 2003 from $761,000 in 2002. This increase was primarily the result of increased miscellaneous part sales to our partners that perform service work on Luminex Systems that are outside the Company’s standard one-year warranty period.

     Gross Margin Percentage. Gross margin (gross profit as a percentage of total revenue) increased to 37% in 2003 from 21% in 2002. This increase was primarily attributable to two factors: (i) reductions in our fixed costs as part of the restructuring efforts undertaken by the Company in 2002 and the allocation of our remaining fixed costs over a higher revenue base and (ii) gross margin in 2002 was adversely affected by the inclusion of costs associated with the cancellation or delay of inventory items no longer used in production and a charge taken to allow for slow moving inventory. Our production schedule was adjusted during that period to reflect a lower expected rate of system orders.

     Operating Expenses. Operating expenses decreased to $16.3 million in 2003 from $26.8 million in 2002 as a result of the one-time business restructuring charge of $2.3 million incurred in 2002, the elimination of expenses related to Rules-Based Medicine, Inc. (“RBM”) as of September 2002 of $1.8 million and reduced operations costs following the business restructuring. A breakdown of operating expenses for the years ended December 31, 2003 and 2002 is as follows:

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

     Non-recurring Items. There were non-recurring items related to settlement of litigation in 2003 and to impairment of our RBM investment in 2002.

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

     On September 5, 2002, the Company transferred assets related to RBM, consisting of cash, property and equipment with a fair value of approximately $1.6 million, to RBM, a newly formed company headed by the Company’s former chairman, chief executive officer and co-founder. The Company periodically analyzed its strategic investment for impairment considered other than temporary. In performing its analysis on this strategic investment, the Company first evaluated whether general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to the investment’s industry or the individual entity, indicated that a decline in value that is other than temporary had occurred. Then the Company considered specific factors, including the financial condition and near-term prospects of the investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2002, based upon current estimates of future cash flow, current market conditions and current profitability, the Company made the decision to permanently impair the strategic investment. As a result of this decision, the Company recognized $1.6 million in impairment charges for the year ended December 31, 2002, and such amount is recorded as “Impairment of investment” in the Consolidated Statements of Operations.

     Net Loss. The net loss decreased to $4.2 million in 2003 from $24.9 million in 2002. The decrease in net loss in 2003 was primarily attributable to the increase in revenue, the increase in gross margin percentage, the decrease in operating expenses discussed above, and the proceeds from settlement of litigation in 2003 without the investment impairment charge taken in 2002.

Quarterly Results

     The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data).

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Revenue	$9,295	$9,171	$8,359	$9,055
Gross profit	4,009	3,381	3,541	3,791
Loss from operations	(246)	(1,217)	(1,313)	(1,388)
Net loss	(143)	(1,126)	(1,156)	(1,180)
Basic loss per share	(0.00)	(0.04)	(0.04)	(0.04)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Revenue	$5,102	$5,642	$7,119	$8,429
Gross profit	1,480	1,937	2,844	3,569
Loss from operations	(2,856)	(1,995)	(854)	(770)
Net loss	(906)	(1,899)	(761)	(643)
Basic loss per share	(0.03)	(0.06)	(0.03)	(0.02)

Liquidity and Capital Resources

     At December 31, 2004, we held cash and cash equivalents of $19.2 million, short-term investments of $12.9 million and long-term investments of $4.0 million. At December 31, 2003, we held cash and cash equivalents of $39.5 million. As of December 31, 2004 and 2003, working capital was $40.8 million and $45.5 million, respectively. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term and long-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities with maturities of two years or less.

     Cash used in operations was $5.3 million for the year ended December 31, 2004. Significant items affecting operating cash flow for the period were the net loss of $3.6 million and net inventory increases of $2.5 million. We expect operating cash flow for 2005 to approximate 2004 operating cash flow.

     Cash used in investing was $17.5 million for the year ended December 31, 2004 as compared with $506,000 for the year ended December 31, 2003. In 2004, we made $12.9 million of net investments in obligations with maturities between 3 months and 1 year that are classified as short-term investments and $4.0 million of net investments in obligations with maturities between one year and two years that are classified as long-term investments. We made those investments to earn a higher rate of return, as we expect our cash and cash equivalents balance gives us sufficient liquidity for our near term operating needs. Currently, we do not expect any additional material changes in our sources or uses of cash.

     Our research and development expenses during the year ended December 31, 2004 were $3.8 million. Research and development expenses related to the ongoing development of our xMAP technology and consumables are currently expected to be in the range of $4.5 and $6.0 million on an annual basis for 2005. Our expected increase in research and development expenses for 2005 relative to 2004 is a result of our content strategy and expanded focus on product development.

     Selling, general and administrative expenses during the year ended December 31, 2004 were $15.1 million. We currently expect total selling, general and administrative expenses to be in the range of $18.0 to $21.0 million on an annual basis for 2005. The expected increase of selling, general and administrative expenses over those of 2004 is primarily a result of additional infrastructure and expansion to support our market driven initiatives and optimization and development of our partner relationships.

     We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have non-cancelable purchase requirements with certain of our component suppliers that require us to take delivery of a minimum number of component parts for our products or the cost per unit will increase, which would adversely impact our gross margin. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We currently have approximately $3.4 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage during 2005. The following table reflects the Company’s total current non-cancelable obligations by period (in thousands):

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Non-cancelable rental obligations	$834	$1,690	$1,690	$289	$4,503
Non-cancelable purchase obligations (1)	2,574	—	—	—	2,574

Anticipated liquidity impact as of December 31, 2004	$3,408	$1,690	$1,690	$289	$7,077

(1)	These obligations are primarily a result of normal inventory purchases. Purchase obligations do not extend beyond a year; however, we would expect future years to have purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.

     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken based on recommendations of our strategic consulting study or the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2005. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements through 2005. Based upon our current operating plan and structure, management anticipates total cash use for 2005, to be approximately $3 to $6 million, giving us an anticipated balance in cash, cash equivalents, short-term and long-term investments at December 31, 2005 of $30 to $32 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest income received on our cash balances is sensitive to changes in the general level of domestic interest rates, particularly since the majority of our investments are in instruments that meet the definition of cash equivalents or in short-term investments and are held to maturity. A 25 basis point fluctuation from average investment returns at December 31, 2004 would yield an approximate 20% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign customers, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency and currency market risk is limited.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Luminex Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Luminex Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Luminex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Luminex Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Luminex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luminex Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2004 of Luminex Corporation and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Luminex Corporation

We have audited the accompanying consolidated balance sheets of Luminex Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Luminex Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 14, 2005

LUMINEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$19,238	$39,480
Short-term investments	12,891	—
Accounts receivable, (net of allowance for doubtful accounts of $278 and $340 at December 31, 2004 and 2003, respectively)	5,864	5,227
Inventories, net	7,650	5,178
Prepaids and other	841	839

Total current assets	46,484	50,724
Property and equipment, net	1,383	1,657
Long-term investments	3,991	—
Notes receivable	107	92
Other	1,210	821

Total assets	$53,175	$53,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,642	$1,767
Accrued liabilities	2,702	2,128
Deferred revenue	1,317	1,307

Total current liabilities	5,661	5,202
Deferred revenue	2,968	3,257

Total liabilities	8,629	8,459

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 31,169,692 shares in 2004; 30,301,057 shares in 2003	31	30
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	131,833	125,169
Deferred compensation	(3,335)	—
Accumulated other comprehensive loss	(88)	(74)
Accumulated deficit	(83,895)	(80,290)

Total stockholders’ equity	44,546	44,835

Total liabilities and stockholders’ equity	$53,175	$53,294

See the acompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue	$35,880	$26,292	$13,008

Cost of revenue	21,158	16,462	10,325

Gross profit	14,722	9,830	2,683

Operating expenses:
Research and development	3,802	3,207	6,181
Selling, general and administrative	15,084	13,098	18,290
Business restructuring charges	—	—	2,329

Total operating expenses	18,886	16,305	26,800

Loss from operations	(4,164)	(6,475)	(24,117)

Other income, net	572	426	735

Settlement of litigation	—	1,840	—

Impairment of investment	—	—	(1,552)

Income taxes	(13)	—	—

Net loss	$(3,605)	$(4,209)	$(24,934)

Net loss per share, basic and diluted	$(0.12)	$(0.14)	$(0.85)

Shares used in computing net loss per share, basic and diluted	30,698	29,814	29,275

See the accompanying notes which are an integral part of the Consolidated Financial Statements

LUMINEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,605)	$(4,209)	$(24,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	880	1,101	1,532
Amortization of deferred stock, restricted stock and stock compensation expense	835	240	2,362
Imputed interest	(15)	(17)	(20)
Forgiveness of note receivables - related parties	—	—	150
(Gain) loss on disposal of assets	(34)	6	216
Impairment of investment	—	—	1,552
Other	9	10	(12)
Changes in operating assets and liabilities:
Accounts receivable, net	(638)	(2,767)	4,786
Inventories, net	(2,882)	1,586	1,984
Other assets	7	(86)	(159)
Accounts payable	(125)	687	(1,082)
Accrued liabilities	574	(979)	1,106
Deferred revenue	(278)	699	3,210

Net cash used in operating activities	(5,272)	(3,729)	(9,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(22,856)	—	—
Maturities of held-to-maturity securities	5,973	—	—
Net (purchases) maturities of investments	—	—	16,122
Purchase of property and equipment	(545)	(325)	(1,099)
Investment	—	—	(1,100)
Proceeds from sale of assets	49	26	125
Acquired technology rights	(72)	(250)	(75)
Notes receivable - related parties	—	43	—

Net cash (used in) provided by investing activities	(17,451)	(506)	13,973

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,495	3,228	968

Net cash provided by financing activities	2,495	3,228	968

Effect of foreign currency exchange rate on cash	(14)	5	(80)
Change in cash and cash equivalents	(20,242)	(1,002)	5,552
Cash and cash equivalents, beginning of year	39,480	40,482	34,930

Cash and cash equivalents, end of year	$19,238	$39,480	$40,482

SUPPLEMENTAL DISLOSURE OF NONCASH ACTIVITIES:
Compensation resulting from modification of stock options	$—	$—	$1,597
Transfer of property and equipment to investment	$—	$—	$452

See the accompanying notes which are an integral part of the Consolidated Financial Statements.

LUMINEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated
	Common Stock		Additional	Other	Deferred		Total
	Number of		Paid-In	Comprehensive	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Compensation	Deficit	Equity
Balance at December 31, 2001	28,788,305	$29	$118,995	$1	$(623)	$(51,147)	$67,255
Exercise of stock options	376,949	—	950	—	—	—	950
Exercise of warrants	293,964	—	17	—	—	—	17
Forfeiture of unvested stock options	—	—	(487)	—	487	—	—
Amortization of deferred stock and stock compensation expense	—	—	2,227	—	73	—	2,300
Amortization of restricted stock	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	(24,934)	(24,934)
Foreign currency translation adjustment	—	—	—	(80)	—	—	(80)

Balance at December 31, 2002	29,459,218	29	121,702	(79)	—	(76,081)	45,571
Exercise of stock options	841,839	1	3,227	—	—	—	3,228
Amortization of deferred stock and stock compensation expense	—	—	240	—	—	—	240
Net loss	—	—	—	—	—	(4,209)	(4,209)
Foreign currency translation adjustment	—	—	—	5	—	—	5

Balance at December 31, 2003	30,301,057	30	125,169	(74)	—	(80,290)	44,835
Exercise of stock options	556,100	1	2,494	—	—	—	2,495
Amortization of deferred stock and stock compensation expense	—	—	544	—	(312)	—	232
Grant of restricted stock, net	312,535	—	3,626	—	(3,640)	—	(14)
Amortization of restricted stock	—	—	—	—	617	—	617
Net loss	—	—	—	—	—	(3,605)	(3,605)
Foreign currency translation adjustment	—	—	—	(14)	—	—	(14)

Balance at December 31, 2004	31,169,692	$31	$131,833	$(88)	$(3,335)	$(83,895)	$44,546

See the accompanying notes which are an integral part of the Consolidated Financial Statements.

LUMINEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Luminex Corporation, a Delaware corporation (the “Company”), manufactures and markets products incorporating a proprietary technology that advances and simplifies biological testing for the life sciences industry. The life sciences industry depends on a broad range of tests, called bioassays, to perform diagnostic tests, discover and develop new drugs and identify genes. Our xMAP® technology allows our Luminex 100 System to simultaneously perform up to 100 bioassays on a single drop of fluid by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, protein analysis and biomedical research.

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

Investments

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments are classified as held-to-maturity since the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income. Interest on securities classified as held-to-maturity is also included in other income.

Fair Value of Financial Instruments

     The carrying amounts reflected in the balance sheets for cash, cash equivalents, accounts receivable, accounts payable, and investments, approximate fair value due to the short-term nature of the instruments.

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

     In 2004, two customers each accounted for more than 10% of our total revenues. Bio-Rad Laboratories, Inc. accounted for 24%, 16% and 16% of our total revenues in 2004, 2003 and 2002, respectively. One Lambda, Inc. accounted for 11% of our total revenues in both 2004 and 2003. Biomedical Diagnostics and MiraiBio Inc. accounted for 12% and 10%, respectively in 2003. No other customer accounted for more than 10% of total revenues in 2004, 2003 or 2002.

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

NOTE 2 – INVESTMENTS

     Held-to-maturity securities as of December 31, 2004 consisted of $16,882,000 of federal agency debt securities. Amortized cost approximates fair value of these investments.

     The amortized cost of held-to-maturity debt securities at December 31, 2004, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Amortized
Cost
Due in one year or less	$12,891
Due after one year through two years	3,991

$16,882

NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31 (in thousands):

	2004	2003
Accounts receivable	$6,142	$5,567
Less: Allowance for doubtful accounts	(278)	(340)

	$5,864	$5,227

     The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2001	$500
Additions charged to costs and expenses	218
Write-offs of uncollectible accounts	(334)
Recoveries of uncollectible accounts	16

Balance at December 31, 2002	400
Reductions charged to costs and expenses	(58)
Write-offs of uncollectible accounts	(3)
Recoveries of uncollectible accounts	1

Balance at December 31, 2003	340
Reductions charged to costs and expenses	(34)
Write-offs of uncollectible accounts	(28)
Recoveries of uncollectible accounts	—

Balance at December 31, 2004	$278

NOTE 4 - INVENTORY, NET

     Inventory consisted of the following at December 31 (in thousands):

	2004	2003
Parts and supplies	$5,504	$4,035
Work-in-progress	1,985	2,004
Finished goods	698	249

	8,187	6,288
Less: Allowance for obsolete inventory	(537)	(1,110)

	$7,650	$5,178

     The Company has non-cancelable purchase commitments with certain of its component suppliers in the amount of approximately $2.6 million for 2005. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31 (in thousands):

	2004	2003
Laboratory equipment	$3,063	$2,806
Leasehold improvements	964	870
Computer equipment	1,075	1,004
Purchased software and intangibles	1,722	1,665
Furniture and fixtures	387	325

	7,211	6,670

Less: Accumulated amortization and depreciation	(5,828)	(5,013)

	$1,383	$1,657

NOTE 6 - NOTES RECEIVABLE

     Notes receivable consisted of the following at December 31 (in thousands):

	2004	2003
Notes receivable	$200	$200
Imputed interest discount on notes receivable	(93)	(108)

	$107	$92

     Notes receivable at December 31, 2004 consisted of a note from one former officer of the Company.

     During 2001, in connection with the relocation and employment of a former officer, the Company received a promissory note in the amount of $400,000, secured by mortgaged real property. On each of October 2, 2001 and 2002, according to the terms of the note, $50,000 of principal was forgiven. Effective January 1, 2003, the officer left the employment of the Company and consistent with the terms of the promissory note, an additional $100,000 was forgiven on that date. The additional $100,000 charge was taken as part of the fourth quarter 2002 business restructuring charge discussed in Note 8 below and is reflected in the carrying value of the note at December 31, 2002. The promissory note is non-interest bearing and is due on or before May 9, 2011.

     Imputed interest discount on notes receivable is the discount derived from imputing an interest rate of 10% on the outstanding balance during the life of the note. This discount is amortized over the life of the note and recognized as interest income. The current balance is the unamortized portion remaining.

NOTE 7 - OTHER ASSETS

     Other assets consisted of the following at December 31 (in thousands):

	2004	2003
Purchased technology rights (net of accumulated amortization of $222,000 and $138,000 in 2004 and 2003, respectively)	$775	$787
Other	521	115

	1,296	902
Less: Current portion	(86)	(81)

	$1,210	$821

     In March 2001, the Company entered into an agreement that provides the Company with a license to commercialize products incorporating certain patented technology. Under the terms of the agreement, the Company made $800,000 in milestone payments through December 31, 2003, none in 2004 and has agreed to make additional payments of $200,000 in the aggregate upon the achievement of additional milestones. In addition, the Company will make royalty payments based on sales of the developed products incorporating the licensed technology. The costs of the technology rights acquired were capitalized and are being amortized on a straight-line basis over their estimated useful lives of five to fifteen years. For the years ended December 31, 2004 and 2003, the Company recognized amortization expense related to the amortization of these acquired technology rights of approximately $84,000 and $78,000, respectively. Future amortization expense will be $86,000 in 2005, $86,000 in 2006, $75,000 in 2007, $59,000 in 2008, $59,000 in 2009 and $410,000 thereafter.

NOTE 8 - BUSINESS RESTRUCTURING COSTS

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

     As of December 31, 2003, the Company completed the business restructuring plan and no other expenditures are expected.

NOTE 9 - ACCRUED WARRANTY COSTS

     Sales of the Company’s xMAP Systems are subject to a warranty. xMAP System warranties typically extend for a period of twelve months from the date of installation. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data and includes this reserve in accrued liabilities. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically. The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2002	$312
Warranty expenses	(514)
Accrual for warranty costs	677

Accrued warranty costs at December 31, 2003	475
Warranty expenses	(974)
Accrual for warranty costs	1,003

Accrued warranty costs at December 31, 2004	$504

NOTE 10 - IMPAIRMENT OF INVESTMENT

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

NOTE 11 - INCOME TAXES

     The components of the provision (benefit) for income taxes attributable to continuing operations are as follows for the periods ended December 31 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
Foreign	13	—	—
State	—	—	—

Total current	13	—	—

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$13	$—	$—

     As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $94.0 million and research and development credit carryforwards of approximately $1.7 million that will begin to expire in 2010 if not utilized prior to that time.

     Current federal income tax laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change”, as defined by such laws, of a corporation. The Company’s utilization of the net operating loss and tax credit carryforwards will be subject to an annual limitation, which may cause the carryforwards to expire before than are used.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Deferred revenue	$1,568	$1,674
Depreciable assets	197	295
Accrued expenses and other	1,117	1,297
Net operating loss and credit carryforwards	35,031	32,699
Investment basis	1,637	1,637

Total deferred tax assets	39,550	37,602
Valuation allowance for deferred tax assets	(39,325)	(37,439)

Net deferred tax assets	225	163

Deferred tax liabilities:
Prepaid expenses	(225)	(163)

Total deferred tax liabilities	(225)	(163)

Net deferred taxes	$—	$—

     The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance increased by approximately $1.9 million during 2004, primarily due to operating losses not benefited. Approximately $11.7 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred stock compensation expense.

     Undistributed earnings of our foreign subsidiary are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

     The Company’s provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended December 31,
	2004	2003	2002
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(2.7)%	(3.0)%	(3.0)%
Other nondeductible expenses	0.8%	0.1%	0.2%
Research credit generated	0.0%	(3.5)%	(0.5)%
Operating losses not benefited & other	36.3%	40.4%	37.3%

	0.4%	0.0%	0.0%

NOTE 12 - NET LOSS PER SHARE

     The Company has excluded all outstanding stock options, outstanding warrants to purchase stock and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 1,665,381, 2,242,816 and 1,966,671 for the years ended December 31, 2004, 2003 and 2002, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share.

NOTE 13 - STOCKHOLDERS’ EQUITY

Preferred Stock

     The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders. At December 31, 2004 and 2003, there was no preferred stock issued and outstanding.

Stockholders’ Rights Plan

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

Warrants

     There were approximately 294,000 warrants exercised in 2002. At December 31, 2004 and 2003, the Company had no outstanding warrants.

NOTE 14 - COMPREHENSIVE LOSS

     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive loss is comprised of net loss and foreign currency translation. Comprehensive loss for the years ended December 31, 2004 and 2003 was approximately $3.6 million and $4.2 million, respectively.

NOTE 15 - STOCK-BASED COMPENSATION

     SFAS No. 123 allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at December 31:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.7	0.9	1.0
Risk-free rate of return	5.0%	5.0%	5.0%
Expected life	7 yrs	10 yrs	10 yrs
Weighted average fair value at grant date	$6.89	$4.86	$4.11

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

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(3,605)	$(4,209)	$(24,934)
Add: Stock-based employee compensation expense included in reported net loss	675	—	1,732
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,307)	(5,697)	(9,473)

Pro forma net loss	$(8,237)	$(9,906)	$(32,675)

Earnings per share
Basic and Diluted - as reported	$(0.12)	$(0.14)	$(0.85)
Basic and Diluted - pro forma	$(0.27)	$(0.33)	$(1.12)

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

NOTE 16 - EMPLOYEE BENEFIT PLANS

Stock Option Plans

     Under the Company’s 1996 Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 2001 Broad-Based Stock Option Plan (the “2001 Plan”), certain employees, non-employees and non-employee directors have been granted options to purchase shares of common stock. The stock options generally vest in installments over a multi-year period and expire either five or ten years after the date of grant. Since approval of the 2000 Plan in February 2000, no further option shares are authorized for issuance under the 1996 Plan. At December 31, 2004, there were options for approximately 41,000 shares of common stock outstanding under the 1996 Plan.

     The 2000 Plan allows the Company to grant a variety of incentive awards to key employees, directors and consultants of the Company. A maximum of 3.6 million shares of common stock were authorized for issuance under the 2000 Plan and can be awarded in the form of non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. A total of approximately 781,000 shares are authorized and available for future issuance as of December 31, 2004. To date, approximately 165,000 shares have been issued pursuant to option exercises under this plan and 243,156 shares have been issued in the form of restricted stock awards as further described below under Restricted Stock Awards. At December 31, 2004, there were options for approximately 2.4 million shares of common stock outstanding under the 2000 Plan.

     The 2001 Plan allows the Company to grant non-qualified stock options to employees and consultants of the Company. Directors and officers of the Company are not eligible to participate in the 2001 Plan or to receive grants thereunder. The number of shares of the Company’s common stock authorized for issuance under the 2001 Plan, is determined by calculating 5% of the maximum number of all issued and outstanding shares of the common stock plus all shares of the common stock which may be directly issuable upon the exercise, exchange or conversion of any outstanding rights, warrants, options or other derivative securities convertible into shares of common stock. As of December 31, 2004, the maximum number of shares authorized for issuance under the 2001 Plan was approximately 1.8 million. A total of approximately 473,000 shares are authorized and available for future issuance as of December 31, 2004. To date, approximately 75,000 shares have been issued pursuant to option exercises under this plan. At December 31, 2004, there were options for approximately 1.1 million shares of common stock outstanding under the 2001 Plan and 69,379 shares of restricted stock have been issued in the form of restricted stock awards as further described below under Restricted Stock Awards.

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

     During the years ended December 31, 2004, 2003 and 2002, the Company recorded deferred stock compensation expense of $849,000, $240,000 and $2.4 million in connection with certain stock options and restricted stock granted. The amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the common stock at the time of such grants amortized over the vesting period of the grant or, for restricted stock, the fair value of the shares at the time of issuance amortized over the vesting period. During 2000, the Company granted options to purchase 255,000 shares of common stock with an exercise price of $11.76 per share and fair value of $17.00 per share. During 2002, the Company subsequently recaptured approximately $488,000 of unrecognized deferred stock compensation related to this issuance upon the departure as an employee of the option holder. The Company recorded approximately $174,000, $240,000 and $630,000 of stock compensation expense related to option issuances during the year to certain non-employees performing services for the Company during 2004, 2003 and 2002, respectively. At September 5, 2002, the Company recognized stock compensation expense of approximately $1.6 million in connection with the modification of the terms of stock options. In connection with the RBM transaction, the Company agreed to extend the exercise period of fully vested options held by former employees who resigned from the Company to join RBM for the lesser of two years or the stated expiration date of such options. All deferred compensation amounts are being amortized over the vesting periods of the applicable options resulting in amortization of $0, $0, and $135,000 in 2004, 2003 and 2002, respectively. Unamortized deferred stock compensation was $3.3 million at December 31, 2004.

     In connection with his hiring as our Chief Executive Officer, the Company issued Patrick J. Balthrop a non-qualified stock option grant for the purchase of 500,000 shares of the Company’s common stock dated May 15, 2004 at an exercise price of $9.36 per share (the “Balthrop Option”). The Balthrop Option vests 25% on the first anniversary of the date of grant and ratably on a monthly basis for the three years following the initial vesting date. This award was not pursuant to any of the Company’s existing equity incentive plans. As previously reported, at a meeting of the compensation committee of the Board of Directors on February 10, 2005, the committee approved resolutions to increase the exercise price of the Balthrop Option from $9.36 per share to $10.10 per share (the closing market price on the date immediately preceding the original grant date). This modification was made in order to eliminate the potential application of certain adverse tax implications in light of tax law changes created as a result of the American Jobs Creation Action of 2004. In connection therewith, the compensation committee approved a cash bonus payable to Mr. Balthrop to be paid consistent with the vesting period of the option grant, subject to Mr. Balthrop’s continued employment, equal to $370,000. According to the vesting schedule and assuming no acceleration event contemplated by the Plan, one quarter of the cash bonus will be paid as of May 15, 2005 (the first vesting date and consistent with the equity vesting) and the balance of such payments shall be made in equal monthly installments over the 36 months thereafter.

     A summary of the changes in stock options and warrants is as follows:

		Range of Exercise	Weighted Average
	Shares	Prices	Exercise Price
Options outstanding, December 31, 2001	4,302,776	$0.49 - $44.61	$13.48
Granted	1,029,500	$4.11 - $18.00	$7.61
Exercised	(376,949)	$0.49 - $13.05	$2.51
Surrendered	(1,109,661)	$5.88 - $44.61	$16.96

Options outstanding, December 31, 2002	3,845,666	$1.96 - $41.75	$11.97
Granted	1,729,000	$4.00 - $10.55	$5.59
Exercised	(841,839)	$1.96 - $6.52	$3.83
Surrendered	(590,809)	$3.92 - $41.75	$18.00

Options outstanding, December 31, 2003	4,142,018	$3.92 - $35.63	$10.10
Granted	1,060,586	$0.00 - $12.47	$8.15
Exercised	(556,563)	$3.92 - $8.22	$4.49
Surrendered	(580,436)	$0.00 - $30.82	$14.92

Options outstanding, December 31, 2004	4,065,605	$4.00 - $35.63	$9.76

     The following table summarizes outstanding and exercisable options at December 31, 2004:

		Options Outstanding		Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	and Vested	Exercise Price
$4.00 - $4.97	1,099,375	8.21 years	$4.75	313,375	$4.71
$5.01 - $7.05	823,884	7.68 years	$6.40	696,362	$6.33
$7.13 - $9.36	1,119,711	9.17 years	$8.81	234,288	$8.41
$9.38 - $ 24.81	832,635	6.19 years	$16.86	807,634	$17.04
$24.88 - $35.63	190,000	5.89 years	$25.90	190,000	$25.90

	4,065,605	7.84 years	$9.67	2,241,659	$11.84

     Total exercisable options as of December 31, 2004, 2003 and 2002 were 2,241,659 2,444,854 and 2,932,889, respectively.

Reserved Shares of Common Stock

     At December 31, 2004 and 2003, the Company had reserved 5,319,554 and 5,649,041 shares of common stock, respectively, for the issuance of common stock upon the exercise of options issued pursuant to the Company’s equity plans and arrangements. The following table summaries the reserved shares by plan as of December 31, 2004:

		Shares Available
	Options	for Future	Total Shares
	Outstanding	Issuance	Reserved
1996 Plan	40,800	—	40,800
2000 Plan	2,380,905	780,814	3,161,719
2001 Plan	1,143,900	473,135	1,617,035
Other*	500,000	—	500,000

	4,065,605	1,253,949	5,319,554

* Balthrop Option

Employee Savings Plans

     Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2004, 2003 and 2002, each employee could contribute a percentage of compensation up to a maximum of $13,000, $12,000 and $11,000 per year, respectively, with the Company matching 50% of each employee’s contributions. The Company’s contributions for 2004, 2003 and 2002 were $287,000, $242,000 and $292,000, respectively.

Restricted Stock Awards

     Restricted stock awards may be granted at the discretion of the Board of Directors under the 2000 Plan or 2001 Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the employee’s agreement. During the year ended December 31, 2004, the Company awarded 312,535 shares of restricted common stock, which had a fair value at the date of grant ranging from $7.78 – $10.16. Compensation under these restricted stock awards was charged to expense over the restriction period and amounted to $617,000, $0 and $63,000 in 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, the Company had $3.3 million and $0 of deferred stock compensation relating to these restricted stock awards, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease Arrangements

     The Company has operating leases related primarily to its office facilities. Rental expense for these operating leases for the years 2004, 2003 and 2002 totaled approximately $878,000, $810,000 and $813,000, respectively.

     Minimum annual rental commitments as of December 31, 2004 under non-cancelable leases for each of the next five years and in the aggregate were as follows (in thousands):

2005	$834
2006	846
2007	844
2008	833
2009	857
Thereafter	289

Total	$4,503

     These non-cancelable lease commitments include certain rent escalation provisions which have been included in the minimum annual rental commitments shown above. These amounts are recorded on a straight-line basis over the life of the lease.

Non-Cancelable Purchase Commitments

     As of December 31, 2004 the Company had approximately $2.6 million in purchase commitments with several of its inventory suppliers. These commitments require delivery of minimum amounts of components throughout 2005. None of the Company’s current commitments extend past 2005.

Legal Proceedings

     On November 18, 2004, Dynal Biotech, LLC (“Dynal”), filed a complaint in Federal court in the Western District of Wisconsin against Luminex Corporation seeking a declaratory judgment to enjoin Luminex from interfering with an agreement between Dynal and one of Luminex’s strategic partners, MiraiBio Corporation, which granted development and distribution rights to Dynal of certain Luminex technology. On January 18, 2005, we filed an answer to the complaint denying Dynal’s allegations and seeking dismissal and filed counterclaims against Dynal on the basis that Dynal improperly used Luminex technology and as a result, has damaged Luminex and its partner’s position in the marketplace. While we believe that we have a strong position in this matter, the lawsuit is in its preliminary stages and there can be no assurance of the outcome of the litigation at this time and any unanticipated adverse developments in this matter could adversely affect the Company’s results of operations, financial condition or cash flows.

NOTE 18 - GUARANTEES

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

NOTE 19 - GEOGRAPHIC INFORMATION

     We operate in one business segment, biological testing in the life sciences industry. The table below provides information regarding product revenues from our sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	2004	2003	2002
Domestic	$26,965	$18,243	$10,313
Foreign:
Europe	5,710	7,020	2,383
Asia	932	433	30
Other	2,273	596	282

	$35,880	$26,292	$13,008

NOTE 20 - SETTLEMENT OF LITIGATION

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

NOTE 21 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation,” which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it until July 1, 2005. SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company plans to adopt SFAS No. 123(R) on July 1, 2005, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The Company has not yet determined the effect adoption will have on its financial position or results of operation.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our results of operations or financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of the end of the period covered by this report. Based on the evaluation and criteria of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Because of its inherent limitations, internal control over financial reporting may not prevent or detect mistatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited and attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided at Item 8, page 37.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the caption “Proposal 1 — Election of Directors” and to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2005 annual meeting of stockholders to be held on or about May 26, 2005 (the “Proxy Statement”). Our Proxy Statement will be filed with the Securities and Exchange Commission not later than April 29, 2005.

     Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers and Related Information” in Item 4 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference to the sections entitled “Executive Compensation and Related Information” contained in our Proxy Statement for our 2005 annual meeting of stockholders, to be held on or about May 26, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this Item concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for our 2005 annual meeting of stockholders, to be held on or about May 26, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth, as of December 31, 2004, certain information with respect to shares of the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to	Weighted-Average	Under Equity Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities Reflected
Plan Category	of Outstanding Options	Outstanding Options	in Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	2,421,705	$10.43	780,814
Equity compensation plans not approved by security holders (1) (2)	1,643,900	$8.79	473,135

Total	4,065,605		1,253,949

     (1) In February 2001, our Board of Directors approved the 2001 Plan, a non-stockholder approved plan, for grants of stock options to employees who are not directors or officers of the Company. Options may be granted to such employees at not less than 100% of the fair market value of the common stock on the date of grant. The options become exercisable in whole or in such installments as determined by the Board of Directors and generally expire 10 years after the grant date. The number of shares of the Company’s common stock authorized for issuance under the 2001 Plan, is determined by calculating 5% of the maximum number of all issued and outstanding shares of the common stock plus all shares of the common stock which may be directly issuable upon the exercise, exchange or conversion of any outstanding rights, warrants, options or other derivative securities convertible into shares of common stock. For additional information regarding the Company’s 2001 Plan, see Note 16 of Notes to Consolidated Financial Statements.

     (2) Includes an option to purchase 500,000 shares of the Company’s common stock issued to Patrick J. Balthrop on May 15, 2004 in connection with his hiring and outside of any stockholder approved equity incentive plan. The terms of this option, together with a recent amendment to the related option agreement, are more fully described in Note 16 of Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by the Item concerning certain relationships and related transactions is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” contained in our Proxy Statement for our 2005 annual meeting of stockholders to be held on or about May 26, 2005.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     Information required by the Item concerning principle accountant fees and services is incorporated by reference to the section entitled “Auditors” contained in our Proxy Statement for our 2005 annual meeting of stockholders to be held on or about May 26, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          (1) Financial Statements:

          The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

          (2) Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

          (3) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1	Asset Purchase Agreement, effective as of September 5, 2002, by and among Rules-Based Medicine, Inc., Luminex Corporation and RBM Acquisition, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Commission upon request) (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 5, 2002).

3.1	Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

4.1	Rights Agreement dated as of June 21, 2001 between Luminex Corporation and Mellon Investor Services, LLC, as Rights Agent which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights (Previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 20, 2001).

10.1#	1996 Stock Option Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.2#	Form of Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.3#	Form of Incentive Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.4#	2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.5#	Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.6#	2001 Broad-Based Stock Option Plan of the Company (Previously filed as an Exhibit to the Company’s

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.7#	Form of Option Grant Certificate for the 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.8+	Development and Supply Agreement dated as of March 19, 1999 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.9+	Amendment to Development and Supply Agreement dated as of January 13, 2000 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.10	Second Amendment to Development and Supply Agreement dated as of June 12, 2000 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.11+	Distribution, Development and Supply Agreement dated as of August 6, 2001 by and between the Company and Miraibio, Inc (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.12+	Agreement for Electronic Manufacturing Services dated as of January 1, 2000 by and between the Company and Sanmina Corporation (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.13#	Form of Amended and Restated Employment Agreement between the Company and each of Randel S. Marfin, James W. Jacobson, Ph.D. and Oliver H. Meek (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.14#	Management Services Agreement, effective as of August 12, 2002, by and between Luminex Corporation and Thomas W. Erickson (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 5, 2002).

10.15#	First Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson, dated March 1, 2003. (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.16#	Second Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson, dated September 1, 2003 (Previously filed as an Exhibit to the Company’s Quarterly Report of Form 10-Q for the quarterly period ending June 30, 2003).

10.17#	Amendment to Second Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson (Previously filed as an Exhibit to the Company’s Quarterly Report of Form 10-Q for the quarterly period ending September 30, 2003).

10.18#	Third Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson, dated December 11, 2003 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.19#	Fourth Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson, dated March 12, 2004 ( Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2003).

10.20#	Consultant Agreement, effective as of September 5, 2002, by and between Mark B. Chandler, Ph.D. and Luminex Corporation (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 5, 2002).

10.21#	Form of Indemnification Agreement dated May 22, 2002 between the Company and each of the directors and officers of the Company (Previously filed as an Exhibit to the Company’s Quarterly

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
Report on Form 10-Q for the period ended June 30, 2002).

10.22	Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.23	First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation as Tenant, dated July 25, 2002. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.24	Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and Luminex Corporation, as Tenant, dated January 27, 2003 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.25	Sublease Agreement dated as of May 2, 2002 by and between the Company and American Innovations, Ltd., for facilities situated at 12112 Technology Boulevard, Austin, Texas 78727 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.26#	Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2003).

10.27#	Employment Agreement effective as of October 1, 2003, by and between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2003).

10.28#	Employment Agreement effective as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 17, 2004).

10.29#	Employment Agreement effective as of October 25, 2004, by and between Luminex Corporation and Gregory J. Gosch (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 22, 2004).

10.30#	Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.31#	Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 17, 2004).

10.32#	Director Compensation Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated in the signature page of this report).

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act and Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(c)	See Exhibits listed under Item 15(a)(3).

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2005.

LUMINEX CORPORATION

By: /s/ Patrick J. Balthrop
Patrick J. Balthrop President and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Patrick J. Balthrop and Harriss T. Currie, each his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Patrick J. Balthrop	President and Chief Executive Officer,	March 16, 2005
Director (Principal Executive Officer)
Patrick J. Balthrop

/s/ Harriss T. Currie	Chief Financial Officer, VP - Finance and	March 16, 2005
Treasurer (Principal Financial Officer)
Harriss T. Currie

/s/ Kristi M. Richburg	Controller	March 16, 2005
(Principal Accounting Officer)
Kristi M. Richburg

/s/ C. Thomas Caskey, M.D.	Director	March 16, 2005

C. Thomas Caskey, M.D.

/s/ Robert J. Cresci	Director	March 16, 2005

Robert J. Cresci

/s/ Thomas W. Erickson	Director	March 16, 2005

Thomas W. Erickson

/s/ Fred C. Goad, Jr.	Director	March 16, 2005

Fred C. Goad, Jr.

/s/ Laurence E. Hirsch	Director	March 16, 2005

Laurence E. Hirsch

S-1

SIGNATURES	TITLE	DATE
/s/ Jay B. Johnston	Director	March 16, 2005

Jay B. Johnston

/s/ Jim D. Kever	Director	March 16, 2005

Jim D. Kever

/s/ G. Walter Loewenbaum II	Chairman of the Board of Directors,	March 16, 2005
Director
G. Walter Loewenbaum II

/s/ Kevin M. McNamara	Director	March 16, 2005

Kevin M. McNamara

/s/ Gerard Vaillant	Director	March 16, 2005

Gerard Vaillant

S-2