Form 10-Q
period 2005-03-31
LUMINEX CORP
filed 2005-05-10
CIK 1033905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
March 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     There were 31,318,873 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on May 5, 2005.

  ii

PART I

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,343	$19,238
Short-term investments	14,900	12,891
Accounts receivable, net	5,118	5,864
Inventory, net	7,754	7,650
Other	661	841

Total current assets	42,776	46,484

Property and equipment, net	1,674	1,383
Long-term investments	6,990	3,991
Other	1,275	1,317

Total assets	$52,715	$53,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,037	$1,642
Accrued liabilities	1,591	2,702
Deferred revenue	1,598	1,317

Total current liabilities	5,226	5,661
Deferred revenue	2,918	2,968

Total liabilities	8,144	8,629

Stockholders’ equity:
Common stock	31	31
Additional paid-in capital	132,288	131,833
Deferred stock compensation	(3,503)	(3,335)
Accumulated other comprehensive loss	(52)	(88)
Accumulated deficit	(84,193)	(83,895)

Total stockholders’ equity	44,571	44,546

Total liabilities and stockholders’ equity	$52,715	$53,175

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Revenue	$9,320	$9,295

Cost of revenue	4,478	5,286

Gross profit	4,842	4,009

Operating expenses:
Research and development	1,017	958
Selling, general and administrative	4,339	3,297

Total operating expenses	5,356	4,255

Loss from operations	(514)	(246)

Other income, net	216	109

Income taxes	—	(6)

Net loss	$(298)	$(143)

Net loss per share, basic and diluted	$(0.01)	$(0.00)

Shares used in computing net loss per share, basic and diluted	30,875	30,442

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Operating activities:
Net loss	$(298)	$(143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	222	233
Stock based compensation and other	151	45
Changes in operating assets and liabilities:
Accounts receivable, net	747	(1,433)
Inventory, net	(104)	(2,379)
Prepaids and other assets	179	463
Accounts payable	395	650
Accrued liabilities	(1,111)	(313)
Deferred revenue	230	(144)

Net cash provided by (used in) operating activities	411	(3,021)

Investing activities:
Net purchases of held-to-maturity securities	(5,008)	—
Purchase of property and equipment	(492)	(47)
Other investing activities	—	(72)

Net cash used in investing activities	(5,500)	(119)

Financing activities:
Proceeds from issuance of common stock	157	1,215

Net cash provided by financing activities	157	1,215

Effect of foreign currency exchange rate on cash	37	(10)
Change in cash and cash equivalents	(4,895)	(1,935)
Cash and cash equivalents, beginning of period	19,238	39,480

Cash and cash equivalents, end of period	$14,343	$37,545

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2 — INVESTMENTS

     Held-to-maturity securities as of March 31, 2005 consisted of $21,890,000 of federal agency debt securities. Amortized cost approximates fair value of these investments.

     The amortized costs of held-to-maturity debt securities at March 31, 2005, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Amortized
Cost
Due in one year or less	$14,900
Due after one year through two years	6,990

$21,890

NOTE 3 — INVENTORY, NET

     Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Parts and supplies	$5,623	$5,504
Work-in-progress	955	1,985
Finished goods	1,758	698

	8,336	8,187
Less: Allowance for excess and obsolete inventory	(582)	(537)

	$7,754	$7,650

NOTE 4 — ACCRUED WARRANTY COSTS

     Sales of the Company’s systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation or no more than 15 months from the date of shipment. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically. Warranty expenses and accruals for the three months ended March 31, 2005 were as follows (in thousands):

Accrued warranty costs at December 31, 2004	$504
Warranty expenses	(215)
Accrual for warranty costs	126

Accrued warranty costs at March 31, 2005	$415

NOTE 5 — NET LOSS PER SHARE

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

     The Company has excluded all potentially dilutive securities such as restricted stock and outstanding stock options to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company’s net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, were 2,121,419 and 1,389,662 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 6 — STOCK-BASED COMPENSATION

     The Company granted shares of restricted stock and options to purchase shares of common stock, and recorded stock compensation expense related to these issuances as follows:

	Three Months Ended
	March 31,
	2005	2004
Restricted stock granted	116,130	96,288
Stock compensation expense related to issuance of restricted stock	$226,000	$—
Options granted	6,000	310,798
Stock compensation expense related to issuance of options	$33,000	$50,000
Range of option exercise prices	$7.53-$7.74	$8.22-$12.47

     The Company is expensing the cost of restricted stock on a straight-line basis over the vesting period of the stock. The options granted during the quarter ended March 31, 2005 were to a consultant, not a Company employee.

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

     SFAS No. 123 allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black-Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at March 31:

	Three Months Ended
	March 31,
	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	0.6	0.7
Risk-free rate of return	5.0%	5.0%
Expected life	7 yrs.	7 yrs.
Weighted average fair
value at grant date	N/A [1]	$6.74

[1]	No stock options were issued to employees during this period.

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

	Three Months Ended
	March 31,
	2005	2004
Net loss, as reported	$(298)	$(143)
Add: Stock-based employee compensation expense included in reported net loss	226	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,191)	(1,358)

Pro forma net loss	$(1,263)	$(1,501)

Earnings per share
Basic and Diluted — as reported	$(0.01)	$(0.00)
Basic and Diluted — pro forma	$(0.04)	$(0.05)

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

NOTE 7 — COMPREHENSIVE LOSS

     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive loss is comprised of net loss and foreign currency translation. Comprehensive loss for the three months ended March 31, 2005 and 2004 was approximately $261,000 and $153,000, respectively.

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation,” which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it until July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005 an extension until January 31, 2006 to adopt SFAS No. 123(R). SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company plans to adopt SFAS No. 123(R) on January 1, 2006, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The Company has not yet determined the effect adoption will have on its financial position or results of operation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this Report, the “Risk Factors” included in this Report and our Annual Report on Form 10-K for the year ended December 31, 2004.

SAFE HARBOR CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains statements that are forward-looking statements as defined within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

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

     Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the section titled “Risk Factors” below. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report, including in “Risk Factors” below.

     Our forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

OVERVIEW

     During the quarter ended March 31, 2005, there were several significant factors that affected our financial performance as compared with the quarter ended March 31, 2004. These factors were: (i) an increased gross margin percentage; (ii) a continued increase in royalty revenue; and (iii) an increase in selling, general and administrative expenses.

     The gross margin percentage increased to 52% for the quarter ended March 31, 2005 from 43% for the quarter ended March 31, 2004. The rate increase in gross margin was primarily attributable to the increase in the percentage of consumables and royalties, our highest margin items, and the decrease in the percentage of system sales, a lower margin item, as a percentage of total revenue. Consumables and royalties comprised 34% of revenue for the quarter ended March 31, 2004 and 50% for the current quarter. System sales for the first quarter of 2005 decreased to 152 from 206 for the corresponding prior year period and 191 in the fourth quarter of 2004. Although our total sales are down relative to the prior period, they fall within our expected range of 150 to 220 sales per quarter as previously disclosed. We currently expect our quarterly system sales to remain within the range of 150 to 220 sales per quarter. The breadth of the range is primarily a function of the timing of our partners purchases and our inability, in the aggregate, to provide a more precise estimate.

     Our royalty revenue increased to $1.2 million representing over $78 million in annualized royalty bearing sales by our partners. As additional partners commercialize and expand their menu offerings, we would expect royalty revenues to continue to grow. We believe that this increase is an indication of the acceptance and utilization of our technology over a broader base. In addition, another key indicator of technology acceptance is long-term consumable purchases. For the tenth consecutive quarter, our 12-month moving average of consumable sales has increased. At March 31, 2005, our 12-month moving average of quarterly consumable sales was $2.5 million.

     Selling, general and administrative expenses increased to $4.3 million for the three months ended March 31, 2005 from $3.3 million for the comparable period in 2004. The increase of selling, general and administrative expenses over those of the first quarter of 2004 is primarily a result of additional infrastructure expansion to support our market driven initiatives and optimization and development of our partner relationships. Our intent is to continue to expand our research and development and marketing efforts in the near-term particularly in the (i) profile oriented screening; (ii) secondary screening; (iii) genetic disease testing; (iv) molecular infectuous disease testing and (v) immunodiagnostics markets.

     Our ability to achieve profitability continues to depend upon our ability to establish and maintain successful strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Our strategic partners may develop application-specific bioassay kits for use on our systems that they will sell to their customers, may perform testing services for third parties using our technology or may buy our consumable products and then resell those products to their customers, all generating royalties for us. At March 31, 2005, we had 22 strategic partners who had either released commercialized products based on the Luminex platform or were redistributing our products and were reporting royalties. These 22 commercialized, royalty-submitting, strategic partners provided 77% of total revenues for the three months ended March 31, 2005.

     As we continue to strive towards making xMAP technology a standard for performing bioassays within our key segments, we believe that we need to continue to concentrate on the following objectives: (i) enhance our focus on large and fast-growing segments of the life science and diagnostics markets, (ii) forge key partnerships to broaden and accelerate market acceptance of our technology, (iii) further enable our partners to design and develop tests using our technology, and (iv) expand the functionality of our xMAP technology based product line, including hardware, software and consumables. A critical component of these objectives will be to continually enhance our position via a customer-focused development process and a customer-focused service strategy.

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

     Total deferred revenue as of March 31, 2005 was approximately $4.5 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $2.4 million, (ii) unamortized revenue related to extended service contracts in the amount of $1.4 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $564,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.

     Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At March 31, 2005, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

	Three Months Ended
	March 31,
	2005	2004
Revenue	$9,320	$9,295
Gross profit	$4,842	$4,009
Gross margin percentage	52%	43%
Operating expenses	$5,356	$4,255
Net loss	$(298)	$(143)

     Revenue. Total revenue was $9.3 million for the three months ended March 31, 2005; level with $9.3 million for the comparable period in 2004. As previously disclosed in our Annual Report on Form 10-K, we continue to experience revenue concentration in a limited number of strategic partners, as two customers accounted for 45.7% of total revenue in the first quarter (22.9% and 22.8%, respectively). No other customer accounted for more than 10% of total revenue.

     A breakdown of revenue for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
System sales	$3,616	$4,870
Consumable sales	3,459	2,512
Royalty revenue	1,196	605
Service contracts	522	319
Other revenue	527	989

	$9,320	$9,295

     System and peripheral component sales decreased to $3.6 million for the three months ended March 31, 2005 from $4.9 million for the first quarter of 2004. System sales for the first quarter of 2005 decreased to 152 from 206 for the corresponding prior year period bringing total system sales to 2,861 as of March 31, 2005. Although our total sales are down relative to the prior period, they fall within our expected range of 150 to 220 sales per quarter as previously disclosed. During the current quarter, three of our partners accounted for 117, or 77%, of total system sales for the quarter. These three partners accounted for 99, or 48%, of total system sales in the comparable period of 2004. System concentration continues to affect the variability of system sales revenue. As more of our partners commercialize, we expect to see some diffusion of this concentration and a reduction in the overall variability of system sales.

     Consumable sales, comprised of microspheres and sheath fluid, increased to $3.5 million during the first quarter of 2005 from $2.5 million for the first quarter of 2004. We believe the increase is primarily the result of seven bulk purchases of consumables totaling approximately $2.6 million as compared with seven bulk purchases totaling approximately $1.8 million in the corresponding prior year period. Bulk purchases are purchases of consumables by a single customer that in the aggregate are more than $100,000. Bulk purchases typically result when a customer seeks to produce or develop large quantities of product using the same lot of raw materials. The twelve month moving average of consumable sales increased to approximately $2.5 million, up sequentially over the fourth quarter of 2004 by approximately $230,000 and up over the prior year period by approximately $635,000. This represents the tenth consecutive quarterly increase in this metric which we believe is a result of the increased use and acceptance of our technology and the increased installed base of our systems. Partners who reported royalty-bearing sales accounted for $2.9 million, or 83%, of total consumable sales for the quarter ended March 31, 2005. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales continue to rise.

     Royalty revenue increased to $1.2 million during the three months ended March 31, 2005 from $605,000 for the three months ended March 31, 2004. We believe this increase is also primarily the result of the increased use and acceptance of our technology. For the three months ended March 31, 2005, we had 22 commercial partners submit royalties as compared with 19 for the three months ended March 31, 2004. Additionally, the 19 partners for whom we recognized $605,000 in royalties for the first quarter of 2004 represented approximately $1.1 million of the first quarter 2005 total, an increase of approximately 75% over their prior year payments. Three of our partners reported royalties totaling approximately $640,000, or 53%, of the total royalties for the current period. Total royalty bearing sales by our partners were approximately $19.7 million for the quarter ended March 31, 2005 and over $78 million on an annualized basis.

     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $522,000 during the first quarter of 2005 from $319,000 for the first quarter of 2004. This increase is attributable to increased sales of extended service agreements, which is a direct result of the increase in the commercial base of Luminex Systems as compared to the prior year period. At March 31, 2005, we had 421 Luminex Systems covered under extended service agreements and $1.4 million in deferred revenue related to those contracts. At March 31, 2004, we had 257 Luminex Systems covered under extended service agreements and $960,000 in deferred revenue related to those contracts.

     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and special project revenues, decreased to $527,000 for the three months ended March 31, 2005 from $989,000 for the three months ended March 31, 2004. This decrease is primarily the result of non-recurring special project revenues of $335,000 in the first quarter of 2004. For the quarter ended March 31, 2005, we had $336,000 of parts sales, $110,000 of shipping revenue and $81,000 of other miscellaneous revenue.

     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) increased to 52% for the three months ended March 31, 2005 from 43% for the three months ended March 31, 2004. Gross profit increased to $4.8 million for the three months ended March 31, 2005, as compared to $4.0 million for the three months ended March 31, 2004. The rate increase in gross margin was primarily attributable to the increase in the percentage of consumables and royalties, our highest margin items, as a percentage of total revenue. Consumables and royalties comprised 34% of revenue for the quarter ended March 31, 2004 and 50% for the current quarter.

     Research and development expense. Research and development expenses were relatively flat at $1.0 million for the three months ended March 31, 2005 and $958,000 for the comparable period in 2004. Research and development headcount at March 31, 2005 and 2004 was 35 and 33, respectively.

     Selling, general and administrative expense. Selling, general and administrative expenses increased to $4.3 million for the three months ended March 31, 2005 from $3.3 million for the comparable period in 2004. The increase was primarily attributable to increases in incremental stock compensation charges related to equity issuances to employees, expenses associated with Section 404 compliance, incremental investment in our marketing effort, and personnel costs associated with the increase in employees to 51 on March 31, 2005 from 48 on March 31, 2004. We believe that our selling, general and administrative expenses are highly leverageable and can support additional revenue with minimal additions.

     Other income, net. Other income increased to $216,000 for the three months ended March 31, 2005 from $109,000 for the comparable period in 2004. The average rate earned on current invested balances increased to 2.0% at March 31, 2005 from 0.8% at March 31, 2004. This increase in the average rate earned is due to a change in the Company’s investment policy allowing longer-term investments that are low risk and highly liquid and an overall increase in market rates compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2005, we held cash, cash equivalents, and short-term and long-term investments of $36.2 million and had working capital of $37.6 million. At December 31, 2004, we held cash, cash equivalents, and short-term and long-term investments of $36.1 million and had working capital of $40.8 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term and long-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.

     Cash provided by operations was $411,000 for the three months ended March 31, 2005, compared with cash used in operations of $3.0 million for the three months ended March 31, 2004.

     Our research and development expenses during the three months ended March 31, 2005 were $1.0 million. Research and development expenses related to the ongoing development of our xMAP technology and consumables are currently expected to be in the range of $1.0 to $1.5 million per quarter for the remaining three quarters of 2005 and between $4.5 and $5.5 million on an annual basis for 2005. Our expected increase in research and development expense for 2005 compared with 2004 is a result of our content strategy and expanded focus on product development.

     Our selling, general and administrative expenses during the three months ended March 31, 2005 were $4.3 million. We currently expect total selling, general and administrative expenses to be in the range of $4.3 to $5.3 million per quarter for the remaining three quarters of 2005 and $17.2 to $20.2 million on an annual basis for 2005. The expected increase of selling, general and administrative expenses over those of 2004 is primarily a result of additional infrastructure expansion to support our market driven initiatives and optimization and development of our partner relationships.

     We presently outsource certain aspects of the assembly of our systems to contract manufacturers. Because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We currently have approximately $3.7 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage during 2005 described below.

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Non-cancelable rental obligations	$843	$1,686	$1,699	$73	$4,301
Non-cancelable purchase obligations (1)	2,827	—	—	—	2,827

Anticipated liquidity impact as of March 31, 2005	$3,670	$1,686	$1,699	$73	$7,128

(1) These obligations are primarily a result of normal inventory purchases. Purchase obligations do not extend beyond a year; however, we would expect future years to have purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.

     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements through 2005. Based upon our current operating plan and structure, management anticipates total cash use for 2005 to be approximately $3.0 to $6.0 million, giving us an anticipated balance in cash, cash equivalents and investments at December 31, 2005 of $30.0 to $33.0 million.

     We have no credit facility or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development and deployment of our technologies. There can be no assurance that debt or equity capital will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on potentially unattractive terms.

RISK FACTORS

We have a history of losses and an accumulated deficit of approximately $84.2 million as of March 31, 2005.

     We have incurred significant net losses since our inception, including losses of $0.3 million for the three months ended March 31, 2005, $3.6 million in 2004 and $4.2 million in 2003. At March 31, 2005, we had an accumulated deficit of approximately $84.2 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash available to the Company. As of March 31, 2005, cash, cash equivalents and investments totaled $36.2 million, an increase of $0.1 million from $36.1 million at December 31, 2004. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

If our technology and products do not become widely used in the life sciences industry, it is unlikely that we will ever become profitable.

     Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. However, compared to certain other technologies, our xMAP technology is relatively new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential partners to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

-	convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, research, clinical and biomedical testing and analysis;

-	encourage these partners to develop and market products using our technology;

-	manufacture products in sufficient quantities with acceptable quality and at an acceptable cost;

-	obtain and maintain sufficient pricing and royalties from partners on such Luminex products; and

-	place and service sufficient quantities of our products, including the ability to provide the level of service required in the mainstream clinical diagnostics market segment.

Because of these and other factors, our products may not gain sufficient market acceptance to achieve profitability.

Our success depends largely on the establishment and maintenance of successful relationships with our strategic partners. Currently, a limited number of strategic partners constitute a majority of our revenue and the loss of any one of these partners could have a material adverse effect on the Company.

     The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of March 31, 2005, we had 22 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the three months ended March 31, 2005, we had two partners who individually represented greater than 10% of the Company’s revenue and collectively represented 45.7% of total revenue (Bio-Rad Laboratories, Inc. 22.8%; One Lambda, Inc. 22.9%). We had two additional partners who individually represented 5% or more of our total revenue and collectively represented 11.6% of the Company’s revenue for the three months ended March 31, 2005. In total, for the three months ended March 31, 2005, we had four partners represent 57.3% of our total revenue. For comparative purposes, we had one partner with individual revenue greater than 10% of our total revenue, representing 24.6% of our total revenue for the three months ended March 31, 2004. The loss of any of our significant strategic partners, or any of our significant customers, would have a material adverse effect on our growth and future results of operations. Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

     The majority of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot predict future sales and royalty revenues because most of our existing strategic partner agreements do not include minimum purchase requirements or royalty commitments. In addition, we do not have the right or ability to provide incentives to our strategic partners’ sales personnel to sell products based on xMAP technology or to control the timing of the release of products by our strategic partners. The amount of these revenues will depend on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

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

     The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as partners evaluate these new products. We may also encounter other problems in the process of delivering new products to the marketplace, such as those related to design, development or manufacturing of such products. Our future success will depend on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.

Our success depends on our ability to service and support our products directly or in collaboration with our strategic partners.

     To the extent that the Company or its strategic partners fail to maintain a high quality level of the service and support for xMAP technology products, there is a risk that the perceived quality of our xMAP technology products will be diminished in the marketplace. Likewise, the Company may fail to provide the level, quantity or quality, of service expected by the marketplace. This could result in slower adoption rates and lower than anticipated utilization of xMAP products causing a material adverse affect on our business.

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

     We have obtained 28 patents in the United States and one in each of Japan, Germany, United Kingdom, France, Italy, Hong Kong, Israel and Canada directed to various aspects and applications of our technology. We have 57 pending applications in the United States and foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.

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

     In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. These legal proceedings could be expensive, take significant time and/or divert management’s attention from other business concerns. These proceedings may cause us to lose the benefit of some of our intellectual property rights, the loss of which may inhibit or preclude our ability to exclude certain competitors from the market. We also may provoke these third parties to assert claims against us. The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents like ours.

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

     We are aware of a European patent granted to Dr. Ioannis Tripatzis, which covered certain testing agents and certain methods of their use. Dr. Tripatzis has publicly stated his belief that his European patent covered aspects of our technology if practiced in Europe. This European patent expired in November 2004.

Our success will depend on our ability to attract and retain our management and staff.

     We depend on the principal members of our management and scientific staff, including our chief executive officer, marketing, research and development, technical support, technical service and sales staff. The loss of services of key members of management could delay or reduce our product development, marketing and sales and technical support efforts. In addition, recruiting and retaining qualified scientific and other personnel to perform research and development, technical support, technical service and marketing and sales work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. There can be no assurance that we will be able to attract additional and retain existing personnel necessary to achieve our business objectives.

We expect our operating results to continue to fluctuate from quarter to quarter.

     The sale of bioassay testing devices typically involves a significant technical evaluation and commitment of capital by partners. Accordingly, the sales cycle associated with our products typically is lengthy and subject to a number of significant risks, including partners’ budgetary constraints, inventory management practices, regulatory approval and internal acceptance reviews, all of which are beyond our control. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter. We expect this trend to continue for the foreseeable future.

     The vast majority of our system sales are made to our strategic partners. Our partners typically purchase instruments in three phases during their commercialization cycle: first, instruments necessary to support internal assay development; second, instruments for sales force demonstrations; and finally, instruments for resale to their customers. As a result, most of our system sales are highly dependent on the commercialization timetables of our strategic partners and can fluctuate from quarter to quarter as our strategic partners move from phase to phase. We expect this trend to continue for the foreseeable future.

     Because of the effect of bulk purchases, we continue to experience fluctuations in the percentage of our quarterly revenues derived from our highest margin items, consumables and royalties. Our gross margin is highly dependent upon the mix of revenue components each quarter. These fluctuations contribute to the variability and lack of predictability of both gross margin percentage and total gross profit from quarter to quarter. We expect this trend to continue for the foreseeable future.

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

The capital spending policies of our partners has a significant effect on the demand for our products.

     Our partners include clinical diagnostic, pharmaceutical, biotechnological, chemical and industrial companies, and the capital spending policies of these companies can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including governmental regulation or price controls, the resources available for purchasing research equipment, the spending priorities among various types of analytical equipment and the policies regarding capital expenditures during recessionary periods. Any decrease in capital spending by life sciences companies could cause our revenues to decline. As a result, we are subject to significant volatility in revenue. Therefore, our operating results can be materially affected (negatively and positively) by the spending policies and priorities of our partners.

If we fail to comply with government regulations that affect our business, we could be subject to enforcement actions, injunctions and civil and criminal penalties that could delay or prevent marketing of our products.

     The testing, production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the United States Food and Drug Administration and by similar agencies in other countries. Some of our products and products based on our technology for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. To date, five strategic partners have obtained such approvals or clearances. Others are anticipated. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, because some of our products employ laser technology, we are also required to comply with FDA requirements relating to radiation performance safety standards.

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

     Medical device laws and regulations are also in effect in many countries outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. As part of the Council Directive 2002/96 of February 13, 2003, Waste Electrical and Electronic Equipment (WEEE), we are expected to comply with certain requirements regarding the labeling and disposal of some of our products containing electronic devices beginning on August 13, 2005 in each of the EU member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. Our products are currently exempt from the Council Directive 2002/95 of January 27, 2003, Restriction of Hazardous Substances (RoHS), which requires the removal of certain specified hazardous substances for certain products beginning July 1, 2006 in each of the member states. However, the European Union has indicated that it may include medical devices, including some of our products, under the jurisdiction of RoHS. The number and scope of these requirements are increasing. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and work place safety.

     Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (“Directive”) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our LX100 IS device is in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of IVDD 98/79/EC as of December 7, 2003. Subsequent audits are carried out at annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. While there is no assurance of approval, we intend to apply for certification to ISO 13485 during the second quarter of 2005. Failure to maintain compliance with FDA and EU regulations and other medical device laws, or to obtain applicable registrations where required, could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at March 31, 2005 would yield an approximate 25% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign partners, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our senior management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, our senior management, including our President and Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures effectively and timely provide them with material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Dynal:

     On November 18, 2004, Dynal Biotech, LLC (“Dynal”), filed a complaint in Federal Court in the Western District of Wisconsin against Luminex Corporation seeking a declaratory judgment to enjoin Luminex from interfering with an agreement between Dynal and one of Luminex’s partners, MiraiBio Corporation, which granted development and distribution rights to Dynal of certain Luminex technology. On January 18, 2005, we filed an answer to the complaint denying Dynal’s allegations and seeking dismissal and filed counterclaims against Dynal on the basis that Dynal improperly used Luminex technology and as a result, has damaged Luminex and its partner’s position in the marketplace. While we believe that we have a strong position in this matter, the lawsuit is in its preliminary stages and there can be no assurance of the outcome of the litigation at this time. Any unanticipated adverse developments in this matter could adversely affect the Company’s results of operations, financial condition and/or cash flows.

RBM:

     On April 26, 2005, the Company was served with a complaint, filed by Rules Based Medicine, Inc. (“RBM”) in state district court in Travis County, Texas against the Company seeking a declaratory judgment that the formation of HealthMAP Laboratories, Inc. (subsequently renamed the Biophysical Corporation) did not constitute a usurpation of an RBM corporate opportunity and that RBM has the necessary contractual license rights under its existing agreement with the Company to perform certain testing services on behalf of BioPhysical. We are in the process of preparing an answer to be filed in response to the complaint. While we believe that we have a strong position in this matter, the lawsuit is in its preliminary stages and there can be no assurance of the outcome of the litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the first quarter of 2005, we issued an aggregate of 10,200 shares of the Company’s common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for an exercise price of $5.88 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof.

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
Date: May 10, 2005
	By:	/s/ HARRISS T. CURRIE

Harriss T. Currie Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PATRICK J. BALTHROP

Patrick J. Balthrop President and Chief Executive Officer (Principal Executive Officer)

S-1