Form 10-Q
period 2005-06-30
LUMINEX CORP
filed 2005-08-09
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     There were 31,599,863 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on August 5, 2005.

 ii

PART I
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,538	$19,238
Short-term investments	8,943	12,891
Accounts receivable, net	5,890	5,864
Inventory, net	7,376	7,650
Other	825	841

Total current assets	42,572	46,484

Property and equipment, net	1,945	1,383
Long-term investments	8,180	3,991
Other	1,233	1,317

Total assets	$53,930	$53,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,542	$1,642
Accrued liabilities	2,002	2,702
Deferred revenue	1,849	1,317

Total current liabilities	5,393	5,661
Deferred revenue	3,506	2,968

Total liabilities	8,899	8,629

Stockholders’ equity:
Common stock	31	31
Additional paid-in capital	134,523	131,833
Deferred stock compensation	(4,967)	(3,335)
Accumulated other comprehensive gain (loss)	1	(88)
Accumulated deficit	(84,557)	(83,895)

Total stockholders’ equity	45,031	44,546

Total liabilities and stockholders’ equity	$53,930	$53,175

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue	$10,652	$9,171	$19,972	$18,466

Cost of revenue	4,294	5,790	8,772	11,076

Gross profit	6,358	3,381	11,200	7,390

Operating expenses:

Research and development	1,488	987	2,505	1,945

Selling, general and administrative	5,150	3,611	9,489	6,908

Total operating expenses	6,638	4,598	11,994	8,853

Loss from operations	(280)	(1,217)	(794)	(1,463)

Other income, net	246	94	462	203

Settlement of litigation	(322)	—	(322)	—

Income taxes	(7)	(3)	(7)	(9)

Net loss	$(363)	$(1,126)	$(661)	$(1,269)

Net loss per share, basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.04)

Shares used in computing net loss per share, basic and diluted	30,947	30,682	30,911	30,562
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Operating activities:
Net loss	$(363)	$(1,126)	$(661)	$(1,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	261	214	483	447
Stock based compensation and other	436	177	585	222
Changes in operating assets and liabilities:
Accounts receivable, net	(773)	1,154	(26)	(279)
Inventory, net	378	(86)	274	(2,465)
Prepaids and other	(166)	(539)	13	(77)
Accounts payable	(495)	(451)	(99)	199
Accrued liabilities	410	184	(700)	(129)
Deferred revenue	838	144	1,069	—

Net cash provided by (used in) operating activities	526	(329)	938	(3,351)

Investing activities:
Net purchases of held-to-maturity investments	4,767	—	(241)	—
Purchase of property and equipment	(519)	(164)	(1,012)	(211)
Other investing activities	—	39	—	(33)

Net cash provided by (used in) investing activities	4,248	(125)	(1,253)	(244)

Financing activities:
Proceeds from issuance of common stock	368	864	525	2,080

Net cash provided by financing activities	368	864	525	2,080

Effect of foreign currency exchange rate on cash	53	(14)	90	(24)
Change in cash and cash equivalents	5,195	396	300	(1,539)
Cash and cash equivalents, beginning of period	14,343	37,545	19,238	39,480

Cash and cash equivalents, end of period	$19,538	$37,941	$19,538	$37,941

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
NOTE 2 – INVESTMENTS
     Held-to-maturity securities as of June 30, 2005 consisted of $17,123,000 of federal agency debt securities. Amortized cost approximates fair value of these investments.
     The amortized costs of held-to-maturity debt securities at June 30, 2005, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Amortized
Cost
Due in one year or less	$8,943
Due after one year through two years	8,180

$17,123

NOTE 3 — INVENTORY, NET
     Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Parts and supplies	$5,978	$5,504
Work-in-progress	978	1,985
Finished goods	1,010	698

	7,966	8,187
Less: Allowance for excess and obsolete inventory	(590)	(537)

	$7,376	$7,650

NOTE 4 — ACCRUED WARRANTY COSTS
     Sales of the Company’s systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation or no more than 15 months from the date of shipment. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically. Warranty expenses and accruals for the six months ended June 30, 2005 were as follows (in thousands):

Accrued warranty costs at December 31, 2004	$504
Warranty expenses	(408)
Accrual for warranty costs	239

Accrued warranty costs at June 30, 2005	$335

NOTE 5 — NET LOSS PER SHARE
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.
     The Company has excluded all potentially dilutive securities such as restricted stock and outstanding stock options to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company’s net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, were 1,538,719 and 2,076,038 for the three and six months ended June 30, 2005, respectively, and 1,651,000 and 1,524,831 for the three and six months ended June 30, 2004, respectively.
NOTE 6 — STOCK-BASED COMPENSATION
     The Company granted shares of restricted stock and options to purchase shares of common stock, and recorded stock compensation expense related to these issuances as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Shares of restricted stock granted	181,048	215,828	297,178	312,116
Stock compensation expense related to issuance of restricted stock	$392,000	$150,000	$618,000	$150,000
Shares subject to options granted	17,000	553,500	23,000	864,298
Stock compensation expense related to issuance of options	$12,000	$59,000	$45,000	$109,000
Range of option exercise prices	$7.35-$7.90	$9.08 -$10.16	$7.35-$7.90	$8.22-$12.47
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

     SFAS No. 123 allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black-Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.6	0.7	0.6	0.7
Risk-free rate of return	5.0%	5.0%	5.0%	5.0%
Expected life	7 yrs	7 yrs	7 yrs	7 yrs
Weighted average fair value at grant date	$4.68	$7.29	$4.68	$7.06
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(363)	$(1,126)	$(661)	$(1,269)
Add: Stock-based employee compensation expense included in reported net loss	392	162	618	162
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,272)	(1,254)	(2,463)	(2,607)

Pro forma net loss	$(1,243)	$(2,218)	$(2,506)	$(3,714)

Earnings per share
Basic and Diluted — as reported	$(0.01)	$(0.04)	$(0.02)	$(0.04)
Basic and Diluted — pro forma	$(0.04)	$(0.07)	$(0.08)	$(0.12)
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.
NOTE 7 — COMPREHENSIVE LOSS
     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive loss is comprised of net loss and foreign currency translation. Comprehensive loss was approximately $311,000 and $572,000 for the three and six months ended June 30, 2005, respectively, and $1.1 million and $1.3 million for the three and six months ended June 30, 2004, respectively.
NOTE 8 — SETTLEMENT OF LITIGATION
     On November 18, 2004, Dynal Biotech, LLC (“Dynal”), filed a complaint in Federal Court in the Western District of Wisconsin against Luminex Corporation seeking a declaratory judgment to enjoin Luminex from interfering with an agreement between Dynal and one of Luminex’s partners, MiraiBio Corporation, which granted development and distribution rights to Dynal of certain Luminex technology. On January 18, 2005, we filed an answer to the complaint denying Dynal’s allegations and seeking dismissal and filed counterclaims against Dynal on the basis that Dynal improperly used Luminex technology and as a result, has damaged Luminex and its partner’s position in the marketplace. On June 30, 2005, the parties entered into a confidential settlement agreement, which was subsequently entered with the court on July 7, 2005, with a stipulation signed by the parties dismissing all claims with prejudice. Luminex recorded $322,000 of expense related to Luminex’s portion of the settlement between Dynal Biotech, LLC, MiraiBio Corporation and Luminex Corporation.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation,” which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it until July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005 an extension until January 31, 2006 to adopt SFAS No. 123(R). SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company plans to adopt SFAS No. 123(R) on January 1, 2006, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. We are currently evaluating the effect the adoption of SFAS No. 123(R) will have on our financial position or results of operation.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact that the adoption of SFAS 151 will have on our results of operations or financial position.

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
OVERVIEW
     During the three and six months ended June 30, 2005, there were several factors that affected our financial performance as compared with the comparable periods ended June 30, 2004. These factors were (i) an increased emphasis on product development and enhancement by our R&D group; (ii) increased selling, general and administrative expenses as a result of: (a) additional expansions to support our market driven initiatives and the optimization and development of our partner relationships; (b) legal expenses associated with our intellectual property estate, strategic partnership relationships and litigation settlement matters; and (c) a move towards the issuance of restricted stock in lieu of stock options as a form of long-term incentive compensation; and (iii) increased penetration of our target markets by our partners.
     Research and development expenses increased to $1.5 million for the three months ended June 30, 2005 from $987,000 for the comparable period in 2004 and increased to $2.5 million for the six months ended June 30, 2005 from $1.9 million for the six months ended June 30, 2004. The increase in the three and six months ended June 30, 2005 is due to an increased focus on development of our system, consumable and software products. Our intent is to continue to expand our research and development efforts in the near-term. These efforts include the creation of our Luminex Biosciences Group to assist in the expansion of applications for use on our platforms and expanded focus on system, consumable and software product development.
     During the six months ended June 20, 2005, expenses related to sales and marketing increased as a result of additional expansions to support our market driven initiatives and optimization and development of our partner relationships. These expansions were initiated by the hiring of Greg Gosh, our Vice President of Marketing and Sales, in October 2004 and Russell Bradley, our Vice President of Business Development and Strategic Planning, in May 2005 and included the related increases of infrastructure in their organizations.
     During the six months ended June 30, 2005 we incurred increased litigation expenses related to our intellectual property estate and strategic partnership relationships. As indicated in the Company’s financial statements for the three and six months ended June 30, 2005, the Company settled a lawsuit with Dynal Biotech, LLC on June 30, 2005. The Company recorded $322,000 of expense related to its portion of the settlement between Dynal Biotech, LLC, MiraiBio Corporation and the Company. For the six months ended June 30, 2005, the Company incurred approximately $533,000 of additional legal fees over the comparable period during 2004, primarily attributable to the litigation settlements and other intellectual property matters.
     During the year ended 2004 we moved to the issuance of restricted stock in lieu of stock options as a form of long-term incentive compensation. The move was made for several reasons including extension of our existing equity plans and the impending implementation of SFAS No. 123(R), currently required to be implemented for public companies beginning after January 31, 2006. During the six months ended June 30, 2004 and 2005 the company recorded $162,000 and $618,000 of stock compensation expense respectively related to restricted stock issuance to directors and employees of the company. As a result of the transition, stock compensation expense related to restricted stock issuances increased by approximately $450,000 for the six months ended June 30, 2005 compared to the comparable prior year period. Had the company elected not to make the transition to restricted stock, no compensation expense would have been recorded for employee and director options issued at the prevailing market price on the day of issuance in accordance with SFAS No. 123.
     Our royalty revenue increased to $1.2 million and $2.4 million for the three and six months ended June 30, 2005, respectively as compared to $705,000 and $1.3 million in the comparable periods of 2004. This represents approximately $39 million and $21 million in royalty bearing sales by our partners in the six months ended June 30, 2005 and 2004, respectively. As additional partners commercialize and expand their menu offerings, we would expect royalty revenues to continue to grow. We believe that this increase is an indication of the acceptance and utilization of our technology over a broader base. In addition, another key indicator of technology acceptance is long-term consumable purchases. For the eleventh consecutive quarter, our twelve-month moving average of consumable sales has increased. At June 30 2005, our twelve-month moving average of quarterly consumable sales was $2.9 million.
     The gross margin percentage increased to 60% for the three months ended June 30, 2005 from 37% for the three months ended June 30, 2004 and increased to 56% for the six months ended June 30, 2005 from 40% for the six months ended June 30, 2004. The significant increase in gross margin for the three and six months ended June 30, 2005 was primarily attributable to a shift in revenue mix towards consumables and royalties, our highest margin items, and a corresponding decrease in the percentage of system sales, a lower margin item, as a percentage of total revenue. The increase in gross margin was also attributable to a lesser extent, to an increase in the average system sales price in both the three and six months ended June 30, 2005 relative to the comparable periods in 2004. Consumables and royalties comprised 48% of revenue for the current quarter and 31% for the quarter ended June 30, 2004 and 49% for the six months ended June 30, 2005 and 32% for the six months ended June 30, 2004. System sales for the second quarter of 2005 decreased to 164 (163 LX100 and 1 HTS) from 218 (214 LX100 and 4 HTS) for the corresponding prior year period and increased from 152 systems sold in the first quarter of 2005. Although our total system sales are down relative to the prior period, they fall within our expected range of 150 to 220 systems per quarter as previously disclosed and we currently expect our quarterly system sales to remain within that range. The breadth of the range is primarily a function of the timing of our partners’ purchases and our inability, in the aggregate, to provide a more precise estimate.
     Our ability to achieve profitability continues to depend upon our ability to establish and maintain successful strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Our strategic partners may develop application-specific bioassay kits for use on our systems that they will sell to their customers, may perform testing services for third parties using our technology or may buy our consumable products and then resell those products to their customers, all generating royalties. At June 30, 2005, we had 50 partners and 23 commercialized partners. Commercialized partners are those partners who had either released commercialized products based on the Luminex platform or were redistributing our products and were reporting royalties. All partners collectively provided 90% and 91% of total revenues in the three and six months ended June 30, 2005, respectively.
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
     Total deferred revenue as of June 30, 2005 was approximately $5.4 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $3.2 million, (ii) unamortized revenue related to extended service contracts in the amount of $1.3 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $560,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.

     Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At June 30, 2005, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

	Three Months Ended
	June 30,
	2005	2004
Revenue	$10,652	$9,171
Gross profit	$6,358	$3,381
Gross margin percentage	60%	37%
Operating expenses	$6,638	$4,598
Net loss	$(363)	$(1,126)
     Revenue. Total revenue was increased to $10.7 million for the three months ended June 30, 2005; an increase from $9.2 million for the comparable period in 2004. As previously disclosed in our Annual Report on Form 10-K, we continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 43.2% of total revenue in the second quarter of 2005 (22.5% and 20.7%, respectively). No other customer accounted for more than 10% of total revenue. We had 50 partners who collectively provided 90% of total revenues in the three months ended June 30, 2005.
     A breakdown of revenue for the three months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended
	June 30,
	2005	2004
System sales	$4,425	$5,334
Consumable sales	3,910	2,132
Royalty revenue	1,204	705
Service contracts	588	372
Other revenue	525	628

	$10,652	$9,171

     System and peripheral component sales decreased to $4.4 million for the three months ended June 30, 2005 from $5.3 million for the second quarter of 2004. System sales for the second quarter of 2005 decreased to 164 (163 LX100 and 1 HTS) from 218 for the corresponding prior year period bringing total LX100 System sales to 3,024 as of June 30, 2005. Although our total system sales are down relative to the prior period, they fall within our expected range of 150 to 220 systems per quarter as previously disclosed. One of our partners accounted for 80, or 49%, of total system sales for the current quarter. This partner accounted for 106, or 49%, of total system sales in the comparable period of 2004. No other customer accounted for more than 10% of total system sales. System concentration continues to affect the variability of system sales revenue. As more of our partners commercialize, we expect to see some diffusion of this concentration and a reduction in the overall variability of system sales. See “Risk Factors” for a further discussion of our customer concentration risk.
     Consumable sales, comprised of microspheres and sheath fluid, increased to $3.9 million during the second quarter of 2005 from $2.1 million for the second quarter of 2004. We believe the increase is primarily the result of nine bulk purchases of consumables totaling approximately $3.0 million, with one purchaser accounting for approximately $1.5 million of this total, as compared with five bulk purchases totaling approximately $1.4 million in the corresponding prior year period. Bulk purchases are purchases of consumables by a single customer that in the aggregate are more than $100,000. Bulk purchases typically result when a customer seeks to produce or develop large quantities of product using the same lot of raw materials. These raw material purchases may last the customers for an extended period of time and may not repeat themselves which could cause fluctuations in our revenue and the related gross margin. The twelve-month moving average of consumable sales increased to approximately $2.9 million, up sequentially over the first quarter of 2005 by approximately $445,000 and up over the prior year period by approximately $854,000. This represents the eleventh consecutive quarterly increase in this metric which we believe is a result of the increased use and acceptance of our technology and the increased installed base of our systems. Partners who reported royalty-bearing sales accounted for $3.3 million, or 85%, of total consumable sales for the quarter ended June 30, 2005. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales continue to rise.
     Royalty revenue increased to $1.2 million for the three months ended June 30, 2005 from $705,000 for the three months ended June 30, 2004. We believe this increase is primarily the result of the increased use and acceptance of our technology. We had 23 commercialized partners submitting royalties for the three months ended June 30, 2005 and 21 commercialized partners in the three months ended June 30, 2004. Two of our partners reported royalties totaling approximately $544,000, or 45%, of the total royalties for the current period with one partner accounting for approximately $400,000 of this total. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales by our partners were approximately $19.1 million for the quarter ended June 30, 2005 and approximately $77 million on an annualized basis.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $588,000 for the second quarter of 2005 from $372,000 for the second quarter of 2004. This increase is attributable to increased sales of extended service agreements, which is primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period. At June 30, 2005, we had 459 Luminex systems covered under extended service agreements and $1.3 million in deferred revenue related to those contracts. At June 30, 2004, we had 283 Luminex systems covered under extended service agreements and $899,000 in deferred revenue related to those contracts.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and special project revenues, decreased to $525,000 for the three months ended June 30, 2005 from $628,000 for the three months ended June 30, 2004. This decrease is primarily the result of a decrease in miscellaneous part sales for the three months ended June 30, 2005. This decrease was partially offset by an increase in license fees for the three months ended June 30, 2005. For the quarter ended June 30, 2005, we had $192,000 of parts sales, $122,000 of shipping revenue, $146,000 of license revenue and $65,000 of other revenue.
     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) increased to 60% for the three months ended June 30, 2005 from 37% for the three months ended June 30, 2004. Gross profit increased to $6.4 million for the three months ended June 30, 2005, as compared to $3.4 million for the three months ended June 30, 2004. The rate increase in gross margin was primarily attributable to the increase in the percentage of consumables and royalties, our highest margin items, as a percentage of total revenue and to a lesser extent an increase in the average system sales price. Consumables and royalties comprised 48% of revenue for the current quarter and 31% for the quarter ended June 30, 2004. We anticipate additional fluctuations in gross margin primarily as a result of partner bulk purchases.
     Research and development expense. Research and development expenses increased to $1.5 million for the three months ended June 30, 2005 from $987,000 for the comparable period in 2004. The increase was primarily related to the ongoing development of our xMAP technology and consumables and to a lesser extent personnel costs associated with the increase in employees to 41 at June 30, 2005 from 33 at June 30, 2004.
     Selling, general and administrative expense. Selling, general and administrative expenses increased to $5.2 million for the three months ended June 30, 2005 from $3.6 million for the comparable period in 2004. The increase was primarily attributable to a continued increase in expenses related to sales and marketing as a result of additional expansions to support our market driven initiatives and optimization and development of our partner relationships; legal expenses of $490,000 as compared with $126,000 in the three months ended June 30, 2004, primarily related to litigation including current period settlement negotiations; and an increase in stock compensation charges to $343,000 as compared with $127,000 in the three month ended June 30, 2004, related to equity issuances to employees due to the transition to the issuances of restricted stock in lieu of stock options.
     Other income, net. Other income increased to $246,000 for the three months ended June 30, 2005 from $94,000 for the comparable period in 2004. The average rate earned on current invested balances increased to 3.0% at June 30, 2005 from 1.0% at June 30, 2004. This increase in the average rate earned is due to an overall increase in market rates compared to the prior year period and a change in the Company’s investment policy allowing longer-term investments that are low risk and highly liquid.
     Settlement of litigation. On November 18, 2004, Dynal Biotech, LLC (“Dynal”), filed a complaint in Federal Court in the Western District of Wisconsin against Luminex Corporation seeking a declaratory judgment to enjoin Luminex from interfering with an agreement between Dynal and one of Luminex’s partners, MiraiBio Corporation, which granted development and distribution rights to Dynal of certain Luminex technology. On January 18, 2005, we filed an answer to the complaint denying Dynal’s allegations and seeking dismissal and filed counterclaims against Dynal on the basis that Dynal improperly used Luminex technology and as a result, has damaged Luminex and its partner’s position in the marketplace. On June 30, 2005, the parties entered into a confidential settlement agreement, which was subsequently entered with the Court on July 7, 2005, with a stipulation signed by the parties dismissing all claims with prejudice. Luminex recorded $322,000 of expense related to Luminex’s portion of the settlement between Dynal Biotech, LLC, MiraiBio Corporation and Luminex Corporation.
SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

	Six Months Ended
	June 30,
	2005	2004
Revenue	$19,972	$18,466
Gross profit	$11,200	$7,390
Gross margin percentage	56%	40%
Operating expenses	$11,994	$8,853
Net loss	$(661)	$(1,269)
     Revenue. Total revenue increased to $20.0 million for the six months ended June 30, 2005 from $18.5 million for the comparable period in 2004. As previously disclosed in our Annual Report on Form 10-K, we continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 44.4% of total revenue in the first half of 2005 (22.7% and 21.7%, respectively). No other customer accounted for more than

10% of total revenue. We had 50 partners who collectively provided 91% of total revenues in the six months ended June 30, 2005.
     A breakdown of revenue for the six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Six Months Ended
	June 30,
	2005	2004
System sales	$8,040	$10,204
Consumable sales	7,370	4,645
Royalty revenue	2,401	1,311
Service contracts	1,110	691
Other revenue	1,051	1,615

	$19,972	$18,466

     System and peripheral component sales decreased to $8.0 million for the six months ended June 30, 2005 from $10.2 million for the first half of 2004. System sales for the first half of 2005 decreased to 316 from 424 for the corresponding prior year period bringing total LX100 system sales to 3,024 as of June 30, 2005. Although our total system sales are down relative to the prior period, they fall within our expected range of 150 to 220 system sales per quarter as previously disclosed. During the first half of 2005, one of our partners accounted for 170, or 54%, of total system sales for the period. This partner accounted for 183, or 43%, of total system sales in the comparable period of 2004. No other customer accounted for more than 10% of total system sales. System concentration continues to affect the variability of system sales revenue. See “Risk Factors” for a further discussion of our customer concentration risk. As more of our partners commercialize, we expect to see some diffusion of this concentration and a reduction in the overall variability of system sales.
     Consumable sales, comprised of microspheres and sheath fluid, increased to $7.4 million for the six months ended June 30, 2005 from $4.6 million for the six months ended 2004. We believe the increase is primarily the result of 16 bulk purchases of consumables totaling approximately $5.6 million, with one purchaser accounting for approximately $2.8 million, as compared with 12 bulk purchases totaling approximately $3.1 million in the corresponding prior year period. Partners who reported royalty-bearing sales accounted for $6.2 million, or 84%, of total consumable sales for the six months ended June 30, 2005. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales continue to rise.
     Royalty revenue increased to $2.4 million for the six months ended June 30, 2005 from $1.3 million for the six months ended June 30, 2004. We believe this increase is primarily the result of the increased use and acceptance of our technology. For the six months ended June 30, 2005, we had 23 commercialized partners submitting royalties as compared with 21 for the six months ended June 30, 2004. Two of our partners reported royalties totaling approximately $1.1 million, or 45%, of the total royalties for the current six months ended with one partner accounting for approximately $800,000 of this total. No other customers accounted for more than 10% of total royalty revenue for the first half of 2005. Total royalty bearing sales by our partners were approximately $38.8 million for the six months ended June 30, 2005 and over $77 million on an annualized basis.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $1.1 million for the first half of 2005 from $691,000 for the second half of 2004. This increase is attributable to increased sales of extended service agreements, which is primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and special project revenues, decreased to $1.1 million for the six months ended June 30, 2005 from $1.6 million for the six months ended June 30, 2004. This decrease is primarily the result of non-recurring special project revenues of $343,000 in the six months ended June 30, 2004. For the six months ended June 30, 2005, we had $528,000 of parts sales, $233,000 of shipping revenue and $290,000 of other miscellaneous revenue.

     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) increased to 56% for the six months ended June 30, 2005 from 40% for the six months ended June 30, 2004. Gross profit increased to $11.2 million for the six months ended June 30, 2005, as compared to $7.4 million for the six months ended June 30, 2004. The rate increase in gross margin was primarily attributable to the increase in the percentage of consumables and royalties, our highest margin items, as a percentage of total revenue and to a lesser extent an increase in average system sales price. Consumables and royalties comprised 49% of revenue for the six months ended June 30, 2005 and 32% for the six months ended June 30, 2004.
     Research and development expense. Research and development expenses increased to $2.5 million for the six months ended June 30, 2005 from $1.9 million for the comparable period in 2004. The increase was primarily due to the ongoing development of our xMAP technology and consumables and to a lesser extent personnel costs associated with the increase in employees to 41 at June 30, 2005 from 33 at June 30, 2004.
     Selling, general and administrative expense. Selling, general and administrative expenses increased to $9.5 million for the six months ended June 30, 2005 from $6.9 million for the comparable period in 2004. The increase was primarily attributable to a continued increase in expenses related to sales and marketing as a result of additional expansions to support our market driven initiatives and optimization and development of our partner relationships; legal expenses of $740,000 as compared with $207,000 in the six months ended June 30, 2004, primarily related to litigation including current period settlement negotiations; and an increase in stock compensation charges to $537,000 as compared with $127,000 in the six months ended June 30, 2004, related to equity issuances to employees due to the transition to the issuances of restricted stock in lieu of stock options.
     Other income, net. Other income increased to $462,000 for the six months ended June 30, 2005 from $203,000 for the comparable period in 2004. The average rate earned on current invested balances increased to 3.0% at June 30, 2005 from 1.0% at June 30, 2004.
     Settlement of litigation. For a description of the Dynal litigation matter settled on June 30, 2005, see “Results of Operations — Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.”
LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2005	2004
Cash and cash equivalents	$19,538	$19,238
Short-term investments	8,943	12,891
Long-term investments	8,180	3,991

	$36,661	$36,120

     At June 30, 2005, we held cash, cash equivalents, and short-term and long-term investments of $36.7 million and had working capital of $37.2 million. At December 31, 2004, we held cash, cash equivalents, and short-term and long-term investments of $36.1 million and had working capital of $40.8 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term and long-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.
     Cash provided by operations was $938,000 for the six months ended June 30, 2005, compared with cash used in operations of $3.4 million for the three months ended June 30, 2004.
     Our research and development expenses during the six months ended June 30, 2005 were $2.5 million. Research and development expenses related to the ongoing development of our xMAP technology and consumables are currently expected to be in the range of $1.5 to $2.5 million per quarter for the remaining two quarters of 2005 and between $5.5 and $7.5 million for the full year 2005. Our expected increase in research and development expense for 2005 compared with 2004 is a result of the creation of our Luminex Biosciences Group to assist in the expansion of applications for use on our platforms and expanded focus on system, consumable and software product development.
     Our selling, general and administrative expenses during the six months ended June 30, 2005 were $9.5 million. We currently expect total selling, general and administrative expenses to be in the range of $5.2 to $6.2 million per quarter for the remaining two quarters of 2005 and $20.0 to $22.0 million for the full year 2005. The expected increase of selling, general and administrative expenses over those of 2004 is primarily a result of additional infrastructure expansion to support our market driven initiatives and optimization and development of our partner relationships.
     We presently outsource certain aspects of the assembly of our systems to contract manufacturers. Because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We currently have approximately $1.9 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described below.

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Non-cancelable rental obligations	$893	$1,911	$1,791	$—	$4,595
Non-cancelable purchase obligations (1)	1,043	—	—	—	1,043

Anticipated liquidity impact as of June 30, 2005	$1,936	$1,911	$1,791	$—	$5,638

(1)	These obligations are primarily a result of normal inventory purchases. Purchase obligations do not extend beyond a year; however, we would expect future years to have purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.
     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the next twelve months. Based upon our current operating plan and structure, management anticipates total cash use for 2005 to be approximately $2.0 to $4.0 million, giving us an anticipated balance in cash, cash equivalents and investments at December 31, 2005 of $32 to $34 million.
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
RISK FACTORS
We have a history of losses and an accumulated deficit of approximately $84.6 million as of June 30, 2005.
     We have incurred significant net losses since our inception, including losses of $661,000 for the six months ended June 30, 2005, $3.6 million in 2004 and $4.2 million in 2003. At June 30, 2005, we had an accumulated deficit of approximately $84.6 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock may decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash available to the Company. As of June 30, 2005, cash, cash equivalents and investments totaled $36.7 million, an increase of $0.5 million from $36.1 million at December 31, 2004. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.
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
     The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of June 30, 2005, we had 23 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the six months ended June 30, 2005, we had two partners who individually represented greater than 10% of the Company’s revenue and collectively represented 44.4% of total revenue (22.7% and 21.7%, respectively). For comparative purposes, we had two partners with individual revenue greater than 10% of our total revenue, representing 34.2% (23.6% and 10.6%, respectively) of our total revenue for the six months ended June 30, 2004. The loss of any of our significant strategic partners, or any of our significant customers, could have a material adverse effect on our growth and future results of operations. Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.
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
     Because of our limited operating history and reliance on partner performance, it is difficult to accurately forecast future operating results. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short-term. The level of our revenues will depend upon the rate and timing of the adoption of our technology as a method to perform bioassays. Due to our limited operating history, predicting this timing and rate of adoption is difficult.
     In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:
-	We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

-	Most of our strategic partners are not committed to minimum purchase commitments, and we do not control the incentives provided by our strategic partners to their sales personnel.

-	A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the Food and Drug Administration, or other regulatory bodies in jurisdictions outside of the United States.

-	Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

-	Certain strategic partners may fail to deliver products that satisfy market requirements, or such products may fail to operate properly.

-	We have limited access to partner confidential corporate information. A sudden unexpected change in ownership, strategy or other material event could adversely impact partner purchases of Luminex products.
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
     We have obtained 29 patents in the United States and one in each of Japan, Germany, United Kingdom, France, Italy, Hong Kong, Israel and Canada directed to various aspects and applications of our technology. We have 58 pending applications in the United States and foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.
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
     The testing, production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the United States Food and Drug Administration (FDA) and by similar agencies in other countries. Some of our products and products based on our technology for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. To date, five strategic partners have obtained such approvals or clearances. Others are anticipated. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, because some of our products employ laser technology, we are also required to comply with FDA requirements relating to radiation performance safety standards.
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
     Medical device laws and regulations are also in effect in many countries outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. As part of the Council Directive 2002/96 of February 13, 2003, Waste Electrical and Electronic Equipment (WEEE), we are expected to comply with certain requirements regarding the labeling and disposal of some of our products containing electronic devices beginning on August 13, 2005 in each of the EU member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. Our products are currently exempt from the Council Directive 2002/95 of January 27, 2003, Restriction of Hazardous Substances (RoHS), which requires the removal of certain specified hazardous substances for certain products beginning July 1, 2006 in each of the member states. However, the European Union has indicated that it may include medical devices, including some of our products, under the jurisdiction of RoHS. The number and scope of these requirements are increasing. Failure to comply with applicable federal, state, local and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and work place safety.
     Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (“Directive”) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our LX100 IS device is in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of IVDD 98/79/EC as of December 7, 2003. Subsequent audits are carried out annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. We became ISO 13485:2003 and Canadian Medical Device Conformity Assessment System (CMDCAS) certified in July 2005. Failure to maintain compliance with FDA, CMDCAS and EU regulations and other medical device laws, or to obtain applicable registrations where required, could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at June 30, 2005 would yield an approximate 17% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign partners, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Dynal:
     On November 18, 2004, Dynal Biotech, LLC (“Dynal”), filed a complaint in Federal Court in the Western District of Wisconsin against Luminex Corporation seeking a declaratory judgment to enjoin Luminex from interfering with an agreement between Dynal and one of Luminex’s partners, MiraiBio Corporation, which granted development and distribution rights to Dynal of certain Luminex technology. On January 18, 2005, we filed an answer to the complaint denying Dynal’s allegations and seeking dismissal and filed counterclaims against Dynal on the basis that Dynal improperly used Luminex technology and as a result, has damaged Luminex and its partner’s position in the marketplace. On June 30, 2005, the parties entered into a confidential settlement agreement, which was subsequently entered with the court on July 7, 2005, with a stipulation signed by the parties dismissing all claims with prejudice.
RBM:
     On April 26, 2005, the Company was served with a complaint, filed by Rules Based Medicine, Inc. (“RBM”) in state district court in Travis County, Texas against the Company seeking a declaratory judgment that the formation of HealthMAP Laboratories, Inc. (subsequently renamed the Biophysical Corporation) did not constitute a usurpation of an RBM corporate opportunity and that RBM has the necessary contractual license rights under its existing agreement with the Company to perform certain testing services on behalf of BioPhysical. On May 19, 2005, Luminex filed an answer to this complaint denying all claims brought by RBM. On June 21, 2005, the parties entered into an agreement, which was subsequently entered with the court on June 22, 2005. Pursuant to this agreement, the parties agreed that RBM would not file any claims related to this matter against the Company until August 1, 2005, and that the Company would not file any claims related to this matter against RBM until August 16, 2005, in order to continue to pursue settlement negotiations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) During the second quarter of 2005, we issued an aggregate of 10,200 shares of the Company’s common stock pursuant to the exercise of options granted to our directors, employees and consultants pursuant to our 1996 Stock Option Plan for an exercise price of $5.88 per share. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) or Rule 701 thereof.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company’s 2005 Annual Meeting of Stockholders, which was held on May 26, 2005, the stockholders of the Company elected Fred C. Goad, Jr., Jim D. Kever and Jay B. Johnston to serve as Class II directors for a term of three years by the following votes:

	Number of Shares
	Voted For	Withheld
Fred C. Goad, Jr.	28,101,332	539,876
Jim D. Kever	28,073,750	567,458
Jay B. Johnston	28,434,157	207,051
     The other directors whose terms of office as a director continued after the meeting were as follows: G. Walter Loewenbaum II, Patrick J. Balthrop, Robert J. Cresci, Thomas W. Erickson, Gerard Vaillant and Kevin McNamara.

          The following item was also presented to the stockholders with the following results:

	Number of Shares
	Voted For	Voted Against	Abstained
To ratify the appointment by the Company’s Audit Committee of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2005.	28,443,871	192,455	4,882
ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit
Number	Description of Documents
10.1	Executive Officer Compensation Summary.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2005	LUMINEX CORPORATION
	By:	/s/ HARRISS T. CURRIE
Harriss T. Currie
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PATRICK J. BALTHROP
Patrick J. Balthrop
President and Chief Executive Officer (Principal Executive Officer)

S-2