Form 10-Q
period 2005-09-30
LUMINEX CORP
filed 2005-11-08
CIK 1033905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 31,634,880 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on November 3, 2005.

ii

PART I
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,511	$19,238
Short-term investments	10,942	12,891
Accounts receivable, net	5,842	5,864
Inventory, net	5,342	7,650
Other	823	841

Total current assets	44,460	46,484

Property and equipment, net	2,471	1,383
Long-term investments	6,181	3,991
Other	1,192	1,317

Total assets	$54,304	$53,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,228	$1,642
Accrued liabilities	2,199	2,702
Deferred revenue	2,071	1,317

Total current liabilities	5,498	5,661
Deferred revenue	3,469	2,968

Total liabilities	8,967	8,629

Stockholders’ equity:
Common stock	32	31
Additional paid-in capital	135,099	131,833
Deferred stock compensation	(4,581)	(3,335)
Accumulated other comprehensive gain (loss)	1	(88)
Accumulated deficit	(85,214)	(83,895)

Total stockholders’ equity	45,337	44,546

Total liabilities and stockholders’ equity	$54,304	$53,175

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue	$10,764	$8,359	$30,736	$26,825
Cost of revenue	5,294	4,818	14,066	15,895

Gross profit	5,470	3,541	16,670	10,930
Operating expenses:
Research and development	1,469	949	3,974	2,894
Selling, general and administrative	4,992	3,905	14,481	10,813

Total operating expenses	6,461	4,854	18,455	13,707

Loss from operations	(991)	(1,313)	(1,785)	(2,777)
Other income, net	337	162	799	365
Settlement of litigation	—	—	(322)	—
Income taxes	(3)	(5)	(10)	(13)

Net loss	$(657)	$(1,156)	$(1,318)	$(2,425)

Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.08)

Shares used in computing net loss per share, basic and diluted	31,039	30,813	30,954	30,649
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Operating activities:
Net loss	$(657)	$(1,156)	$(1,318)	$(2,425)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	274	218	756	664
Stock based compensation and other	462	257	1,050	482
Changes in operating assets and liabilities:
Accounts receivable, net	48	74	22	(205)
Inventory, net	2,034	(2,086)	2,308	(4,551)
Prepaids and other	3	270	15	193
Accounts payable	(315)	1,073	(414)	1,272
Accrued liabilities	198	73	(503)	(56)
Deferred revenue	186	(380)	1,255	(380)

Net cash provided by (used in) operating activities	2,233	(1,657)	3,171	(5,006)

Investing activities:
Net purchases of held-to-maturity investments	—	—	(241)	—
Purchase of property and equipment	(759)	(216)	(1,770)	(428)
Other investing activities	—	—	—	(33)

Net cash used in investing activities	(759)	(216)	(2,011)	(461)

Financing activities:
Proceeds from issuance of common stock	499	233	1,023	2,312

Net cash provided by financing activities	499	233	1,023	2,312

Effect of foreign currency exchange rate on cash	—	19	90	(5)
Change in cash and cash equivalents	1,973	(1,621)	2,273	(3,160)
Cash and cash equivalents, beginning of period	19,538	37,941	19,238	39,480

Cash and cash equivalents, end of period	$21,511	$36,320	$21,511	$36,320

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
NOTE 2 – INVESTMENTS
     Held-to-maturity securities as of September 30, 2005 consisted of $17,123,000 of federal agency debt securities. Amortized cost approximates fair value of these investments.
     The amortized costs of held-to-maturity debt securities at September 30, 2005, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Accrued	Amortized
	Cost	Interest	Cost
Due in one year or less	$10,942	$50	$10,992
Due after one year through two years	6,181	59	$6,240

	$17,123	$109	$17,232

NOTE 3 — INVENTORY, NET
     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Parts and supplies	$4,824	$5,504
Work-in-progress	873	1,985
Finished goods	293	698

	5,990	8,187
Less: Allowance for excess and obsolete inventory	(648)	(537)

	$5,342	$7,650

NOTE 4 — ACCRUED WARRANTY COSTS
     Sales of the Company’s systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation or no more than 15 months from the date of shipment. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically. Warranty expenses and accruals for the nine months ended September 30, 2005 were as follows (in thousands):

Accrued warranty costs at December 31, 2004	$504
Warranty expenses	(598)
Accrual for warranty costs	370

Accrued warranty costs at September 30, 2005	$276

NOTE 5 — NET LOSS PER SHARE
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.
     The Company has excluded all potentially dilutive securities such as unvested restricted stock and outstanding stock options to purchase common stock from the calculation of diluted loss per common share because such securities are anti-dilutive due to the Company’s net loss for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, were 1,462,231 and 1,551,374 for the three and nine months ended September 30, 2005, respectively, and 2,406,274 and 1,640,614 for the three and nine months ended September 30, 2004, respectively.
NOTE 6 — STOCK-BASED COMPENSATION
     The Company granted shares of restricted stock and options to purchase shares of common stock, and recorded stock compensation expense related to these issuances as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Shares of restricted stock granted	8,750	—	305,928	312,116
Stock compensation expense related to issuance of restricted stock	$476,000	$211,000	$1,094,000	$361,000
Shares subject to options granted	—	6,000	23,000	870,298
Stock compensation expense related to issuance of options	$—	$58,000	$45,000	$167,000
Range of option exercise prices	N/A	$7.13-$7.57	$7.35-$7.90	$7.13-$12.47
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
     SFAS No. 123 allows companies to estimate the pro forma fair value of their stock-based compensation using a generally recognized option pricing model and provide those results in the form of footnote disclosure. The fair value of each option grant was estimated using the Black-Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.6	0.7	0.6	0.7
Risk-free rate of return	5.0%	5.0%	5.0%	5.0%
Expected life	7 yrs.	7 yrs.	7 yrs.	7 yrs.
Weighted average fair
value at grant date	N/A [1]	N/A [1]	$4.68	$7.06

[1]	No stock options were issued to employees during these periods.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(657)	$(1,156)	$(1,318)	$(2,425)
Add: Stock-based employee compensation expense included in reported net loss	455	234	1,073	396
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,192)	(1,325)	(3,655)	(4,062)

Pro forma net loss	$(1,394)	$(2,247)	$(3,900)	$(6,091)

Earnings per share
Basic and Diluted — as reported	$(0.02)	$(0.04)	$(0.04)	$(0.08)
Basic and Diluted — pro forma	$(0.04)	$(0.07)	$(0.13)	$(0.20)
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
NOTE 7 — COMPREHENSIVE LOSS
     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive loss is comprised of net loss and foreign currency translation. Comprehensive loss was approximately $657,000 and $1.2 million for the three and nine months ended September 30, 2005, respectively, and $1.1 million and $2.4 million for the three and nine months ended September 30, 2004, respectively.

NOTE 8 – SETTLEMENT OF LITIGATION
     On November 18, 2004, Dynal Biotech, LLC (“Dynal”), filed a complaint in Federal Court in the Western District of Wisconsin against Luminex Corporation seeking a declaratory judgment to enjoin Luminex from interfering with an agreement between Dynal and one of Luminex’s partners, MiraiBio Corporation, which granted development and distribution rights to Dynal of certain Luminex technology. On January 18, 2005, we filed an answer to the complaint denying Dynal’s allegations and seeking dismissal and filed counterclaims against Dynal on the basis that Dynal improperly used Luminex technology and as a result, has damaged Luminex and its partner’s position in the marketplace. On June 30, 2005, the parties entered into a confidential settlement agreement, which was subsequently entered with the court on July 7, 2005, with a stipulation signed by the parties dismissing all claims with prejudice. Luminex recorded $322,000 of expense in the second quarter of 2005 related to Luminex’s portion of the settlement among Dynal Biotech, LLC, MiraiBio Corporation and Luminex Corporation.
NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, “Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in an accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS 154 effective January 1, 2006. The impact of SFAS 154 will depend on the accounting change, if any, in a future period.

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
OVERVIEW
     During the three and nine months ended September 30, 2005, the primary factors that affected our financial performance as compared with the comparable periods ended September 30, 2004 were (i) an increased emphasis on product development and enhancement by our R&D group; (ii) increased selling, general and administrative expenses as a result of: (a) building our infrastructure to accommodate the expanded marketing and business development functions necessary to execute against our strategic plan; (b) professional fees and other expenses related to our intellectual property estate; and (c) a move towards the issuance of restricted stock in lieu of stock options as a form of long-term incentive compensation; and (iii) increased penetration of our target markets by our partners.
     Research and development expenses increased to $1.5 million for the three months ended September 30, 2005 from $949,000 for the comparable period in 2004 and increased to $4.0 million for the nine months ended September 30, 2005 from $2.9 million for the nine months ended September 30, 2004. The increase in the three and nine months ended September 30, 2005 is due to an increased focus on development of our system, consumable and software products. Our intent is to continue to expand our research and development efforts in the near-term. These efforts include the creation of our Luminex Biosciences Group to assist in the expansion of applications for use on our platforms and expanded focus on system, consumable and software product development.
     During the nine months ended September 30, 2005, expenses related to sales and marketing increased as a result of building our infrastructure to accommodate the expanded marketing and business development functions necessary to execute against our strategic plan. These expansions were initiated by the hiring of Greg Gosch, our Vice President of Marketing and Sales, in October 2004 and Russell Bradley, our Vice President of Business Development and Strategic Planning, in May 2005 and included the related increases of infrastructure in their organizations.
     During the nine months ended September 30, 2005 we incurred increased professional fees related to expanding, supporting and defending our intellectual property estate and strategic partnership relationships. For the nine months ended September 30, 2005, the Company incurred approximately $680,000 of additional professional fees over the comparable period during 2004, primarily attributable to the litigation settlements and other intellectual property matters. Additionally, as indicated in the Company’s financial statements for the nine months ended September 30, 2005, the Company settled a lawsuit with Dynal Biotech, LLC on June 30, 2005. The Company recorded $322,000 of expense related to its portion of the settlement among Dynal Biotech, LLC, MiraiBio Corporation and the Company.
     During the year ended 2004 we moved towards the issuance of restricted stock in lieu of stock options as a form of long-term incentive compensation for our directors and employees. The move was made for several reasons including extension of our existing equity plans and the impending implementation of SFAS No. 123(R), currently required to be implemented for public companies beginning January 1, 2006. During the nine months ended September 30, 2005 and 2004 the company recorded $1.1 million and $396,000 of stock compensation expense, respectively, related to restricted stock issuances to directors and employees of the company. As a result of the transition, stock compensation expense related to restricted stock issuances increased by approximately $677,000 for the nine months ended September 30, 2005 compared to the comparable prior year period. Had the company elected not to make the transition to restricted stock, no compensation expense would have been recorded for employee and director options issued at the prevailing market price on the date of issuance in accordance with SFAS No. 123.
     Our royalty revenue increased to $1.4 million and $3.8 million for the three and nine months ended September 30, 2005, respectively as compared to $870,000 and $2.2 million in the comparable periods of 2004. This represents approximately $23 million and $62 million in royalty bearing sales by our partners in the three and nine months ended September 30, 2005, respectively. As additional partners commercialize and expand their menu offerings, we would expect royalty revenues to continue to grow. We believe that the revenue increase over these periods is an indication of the acceptance and utilization of our technology over a broader base. In addition, another key indicator of technology acceptance is long-term consumable purchases. For the twelfth consecutive quarter, our twelve-month moving average of consumable sales has increased. At September 30, 2005, our twelve-month moving average of quarterly consumable sales was $3.3 million as compared with $2.9 million at June 30, 2005.
     The gross margin percentage increased to 51% for the three months ended September 30, 2005 from 42% for the three months ended September 30, 2004 and increased to 54% for the nine months ended September 30, 2005 from 41% for the nine months ended September 30, 2004. The significant increase in gross margin for the three and nine months ended September 30, 2005 was primarily attributable to a shift in revenue mix towards consumables and royalties, our highest margin items, and a corresponding decrease in the percentage of system sales, a lower margin item, as a percentage of total revenue. The increase in gross margin was also attributable to a lesser extent, to an increase in the average system sales price in both the three and nine months ended September 30, 2005 relative to the comparable periods in 2004. Consumables and royalties comprised 45% of revenue for the current quarter; 36% for the quarter ended September 30, 2004; 47% for the nine months ended September 30, 2005; and 33% for the nine months ended September 30, 2004.
     System sales for the third quarter of 2005 decreased slightly to 172 (170 LX Systems and 2 HTS) from 177 LX Systems in the corresponding prior year period. Although our total system sales are down relative to the prior year period, they fall within our expected range of 150 to 220 systems per quarter as previously disclosed and we currently expect our quarterly system sales to remain within this range. The breadth of the range is primarily a function of the timing of our partners’ purchases and our inability, in the aggregate, to provide a more precise estimate. During the three months ended September 30, 2005, the latest advancement of our line of microsphere-based multiplexed detection instrument, the Luminex 200 (LX200), became available. The LX200 is designed around the same xMAP technology as the Luminex 100 (LX100), enabling customers who convert to this system to continue to use applications validated on earlier Luminex Systems.
     Our ability to achieve profitability continues to depend upon our ability to establish and maintain successful strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Our strategic partners may develop application-specific bioassay kits for use on our systems that they will sell to their customers, may perform testing services for third parties using our technology or may buy our consumable products and then resell those products to their customers, all generating royalties. At September 30, 2005, we had 50 partners and 25 commercialized partners. Commercialized partners are those partners who have either released commercialized products based on the Luminex platform or are redistributing our products and are reporting royalties. As of September 30, 2005, our partners have obtained 25 510(k) clearances for 152 assays running on Luminex xMAP technology.
     As we continue to strive towards making xMAP technology a standard for performing bioassays within our key segments, we believe that we need to continue to concentrate on the following objectives: (i) enhance our focus on the segments of the life science and diagnostics markets where we believe we have a competitive advantage and substantial growth opportunities, (ii) forge key partnerships to broaden the use of and accelerate market acceptance of our technology, (iii) further enable our partners to design and develop tests using our technology, and (iv) expand the functionality of our xMAP technology based product line, including hardware, software and consumables. A critical component of these objectives will be to continually enhance our position via a customer-focused development process and a customer-focused service strategy.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.
     Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time our product is shipped. If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met. Royalty revenue is generated when a partner sells products incorporating our technology, provides testing services to third parties using our technology or resells our consumables. Royalty revenue is recognized as it is reported to us by our partners; therefore, the underlying end-user sales may be related to prior periods. We also sell extended service contracts for maintenance and support of our products. Revenue for service contracts is recognized ratably over the term of the agreement.

     Total deferred revenue as of September 30, 2005 was approximately $5.5 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $3.2 million, (ii) unamortized revenue related to extended service contracts in the amount of $1.5 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $560,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.
     Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At September 30, 2005, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

	Three Months Ended
	September 30,
	2005	2004
Revenue	$10,764	$8,359
Gross profit	$5,470	$3,541
Gross margin percentage	51%	42%
Operating expenses	$6,461	$4,854
Net loss	$(657)	$(1,156)
     Revenue. Total revenue increased to $10.8 million for the three months ended September 30, 2005 from $8.4 million for the comparable period in 2004. As previously disclosed in our Annual Report on Form 10-K, we continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 35.4% of total revenue in the third quarter of 2005 (23.5% and 11.9%, respectively). No other customer accounted for more than 10% of total revenue in this quarter. For comparative purposes, these same two customers accounted for 30.2% of total revenue (18.3% and 11.9%, respectively) in the third quarter of 2004.
     A breakdown of revenue for the three months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
System sales	$4,625	$4,267
Consumable sales	3,441	2,101
Royalty revenue	1,361	870
Service contracts	614	423
Other revenue	723	698

	$10,764	$8,359

     System and peripheral component sales increased to $4.6 million for the three months ended September 30, 2005 from $4.3 million for the third quarter of 2004. System sales for the third quarter of 2005 decreased to 172 (170 LX Systems and 2 HTS) from 177 LX Systems for the corresponding prior year period bringing total LX System sales to 3,194 as of September 30, 2005. Although our total system sales are down relative to the prior period, they fall within our expected range of 150 to 220 systems per quarter as previously disclosed. One of our partners accounted for 84, or 49%, of total system sales for the current quarter. This partner accounted for 74 or 42%, of total system sales in the comparable period of 2004. No other customer accounted for more than 10% of total system sales. System concentration continues to affect the variability of system sales revenue. As more of our partners commercialize, we expect to see some diffusion of this concentration and a reduction in the overall variability of system sales. See “Risk Factors” for a further discussion of our customer concentration risk.
     Consumable sales, comprised of microspheres and sheath fluid, increased to $3.4 million during the third quarter of 2005 from $2.1 million for the third quarter of 2004. The increase is primarily attributable to eight bulk purchases of consumables totaling approximately $2.4 million as compared with four bulk purchases totaling approximately $1.1 million in the corresponding prior year period. Bulk purchases are purchases of consumables by a single customer that in the aggregate are more than $100,000 in one quarter. Bulk purchases typically result when a customer seeks to produce or develop large quantities of product using the same lot of raw materials. These raw material purchases may last the customers for an extended period of time and may not repeat themselves which could cause fluctuations in our revenue and the related gross margin. The twelve-month moving average of consumable sales increased to approximately $3.3 million, up sequentially over the second quarter of 2005 by approximately $335,000 and up over the prior year period by approximately $1.2 million. This represents the twelfth consecutive quarterly increase in this metric which we believe is a result of the increased use and acceptance of our technology and the increased installed base of our systems. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales continue to rise.
     Royalty revenue increased to $1.4 million for the three months ended September 30, 2005 from $870,000 for the three months ended September 30, 2004. This increase is primarily attributable to the increased use and acceptance of our technology. We had 25 commercialized partners submitting royalties for the three months ended September 30, 2005 and 21 commercialized partners in the three months ended September 30, 2004. One of our partners reported royalties totaling approximately $460,000, or 34% of the total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales by our partners were over $20 million for the quarter ended September 30, 2005 and over $90 million on an annualized basis, compared to over $10 million and over $50 million in the same periods of 2004, respectively.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $614,000 for the third quarter of 2005 from $423,000 for the third quarter of 2004. This increase is attributable to increased sales of extended service agreements, which are primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period. At September 30, 2005, we had 523 Luminex systems covered under extended service agreements and $1.5 million in deferred revenue related to those contracts. At September 30, 2004, we had 329 Luminex systems covered under extended service agreements and $997,000 in deferred revenue related to those contracts.

     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and special project revenues, increased to $723,000 for the three months ended September 30, 2005 from $698,000 for the three months ended September 30, 2004. This increase is primarily the result of an increase in miscellaneous part sales and license fees. This increase was partially offset by a contractual adjustment of $182,000 related to unfulfilled purchase commitments by one of our partners that occurred in the three months ended September 30, 2004 that did not occur in the current quarter. For the quarter ended September 30, 2005, we had $419,000 of parts sales, $141,000 of shipping revenue, $112,000 of license revenue and $51,000 of other revenue.
     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) increased to 51% for the three months ended September 30, 2005 from 42% for the three months ended September 30, 2004. Gross profit increased to $5.5 million for the three months ended September 30, 2005, as compared to $3.5 million for the three months ended September 30, 2004. The increase in gross margin was primarily attributable to the increase in the percentage of consumables and royalties, our highest margin items, as a percentage of total revenue and to a lesser extent an increase in the average system sales price. Consumables and royalties comprised 45% of revenue for the current quarter and 36% for the quarter ended September 30, 2004. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of partner bulk purchases.
     Research and development expense. Research and development expenses increased to $1.5 million for the three months ended September 30, 2005 from $949,000 for the comparable period in 2004. The increase was primarily related to additional personnel costs associated with the increase in employees to 40 at September 30, 2005 from 35 at September 30, 2004 and increased costs related to direct materials and consumable supplies utilized in the research and development process.
     Selling, general and administrative expense. Selling, general and administrative expenses increased to $5.0 million for the three months ended September 30, 2005 from $3.9 million for the comparable period in 2004. This significant increase was primarily attributable to building our infrastructure to accommodate the expanded marketing and business development functions necessary to execute against our strategic plan; increased professional fees related to the development and protection of our intellectual property estate; and increased stock compensation charges related to equity issuances to employees as a result of the transition to the issuances of restricted stock in lieu of stock options.
     Other income, net. Other income increased to $337,000 for the three months ended September 30, 2005 from $162,000 for the comparable period in 2004. The average rate earned on current invested balances increased to 3.3% at September 30, 2005 from 1.0% at September 30, 2004. This increase in the average rate earned is the result of an overall increase in market rates compared to the prior year period and a change in the Company’s investment policy allowing longer-term investments that are believed to be low risk and highly liquid.
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

	Nine Months Ended
	September 30,
	2005	2004
Revenue	$30,736	$26,825
Gross profit	$16,670	$10,930
Gross margin percentage	54%	41%
Operating expenses	$18,455	$13,707
Net loss	$(1,318)	$(2,425)
     Revenue. Total revenue increased to $30.7 million for the nine months ended September 30, 2005 from $26.8 million for the comparable period in 2004. As previously disclosed in our Annual Report on Form 10-K, we continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 41.2% of total revenue in the first nine months of 2005 (22.3% and 18.9%, respectively). No other customer accounted for more than 10% of total revenue in this period. For comparative purposes, for the nine months ended

September 30, 2004, these same two customers accounted for 33.0% of total revenue (21.9% and 11.1%, respectively).
     A breakdown of revenue for the nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
System sales	$12,665	$14,471
Consumable sales	10,811	6,746
Royalty revenue	3,761	2,180
Service contracts	1,724	1,114
Other revenue	1,775	2,314

	$30,736	$26,825

     System and peripheral component sales decreased to $12.7 million for the nine months ended September 30, 2005 from $14.5 million for the first half of 2004. System sales for the nine months ended September 30, 2005 decreased to 488 (485 LX Systems and 3 HTS) from 601 (597 LX Systems and 4 HTS) for the corresponding prior year period. During the nine months ended September 30, 2005, one of our partners accounted for 254, or 52%, of total system sales for the period. This partner accounted for 257, or 43%, of total system sales in the comparable period of 2004. No other customer accounted for more than 10% of total system sales. System concentration continues to affect the variability of system sales revenue. See “Risk Factors” for a further discussion of our customer concentration risk. As more of our partners commercialize, we expect to see some diffusion of this concentration and a reduction in the overall variability of system sales.
     Consumable sales increased to $10.8 million for the nine months ended September 30, 2005 from $6.7 million for the nine months ended September 30, 2004. The increase is primarily the result of 24 bulk purchases of consumables totaling approximately $8.0 million, with one purchaser accounting for approximately $3.1 million, as compared with 16 bulk purchases totaling approximately $4.2 million in the corresponding prior year period. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales continue to rise.
     Royalty revenue increased to $3.8 million for the nine months ended September 30, 2005 from $2.2 million for the nine months ended September 30, 2004. We believe this increase is primarily the result of the increased use and acceptance of our technology. For the nine months ended September 30, 2005, we had 25 commercialized partners submitting royalties as compared with 22 for the nine months ended September 30, 2004. Two of our partners reported royalties totaling approximately $1.7 million, or 45% of the total royalties for the nine months ended September 30, 2005, with one partner accounting for approximately $1.3 million of this total. No other customers accounted for more than 10% of total royalty revenue for the nine months ending September 30, 2005. Total royalty bearing sales by our partners were approximately $62.2 million for the nine months ended September 30, 2005.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $1.7 million for the nine months ended September 30, 2005 from $1.1 million for the nine months ended September 30, 2004. This increase is attributable to increased sales of extended service agreements, which is primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and special project revenues, decreased to $1.8 million for the nine months ended September 30, 2005 from $2.3 million for the nine months ended September 30, 2004. This decrease is primarily the result of non-recurring special project revenues of $343,000 and advanced royalty forfeitures of $228,000 in the nine months ended September 30, 2004. This decrease was partially offset by increased license fees in the nine months ended September 30, 2005. For the nine months ended September 30, 2005, we had $947,000 of parts sales, $373,000 of shipping revenue, $292,000 of license fees and $163,000 of other miscellaneous revenue.

     Gross profit. The gross margin rate increased to 54% for the nine months ended September 30, 2005 from 41% for the nine months ended September 30, 2004. Gross profit increased to $16.7 million for the nine months ended September 30, 2005, as compared to $10.9 million for the nine months ended September 30, 2004. The increase in gross margin was primarily attributable to the increase in the percentage of consumables and royalties, our highest margin items, as a percentage of total revenue and to a lesser extent an increase in average system sales price. Consumables and royalties comprised 47% of revenue for the nine months ended September 30, 2005 and 33% for the nine months ended September 30, 2004.
     Research and development expense. Research and development expenses increased to $4.0 million for the nine months ended September 30, 2005 from $2.9 million for the comparable period in 2004. The increase was primarily the result of additional personnel costs associated with the increase in employees to 40 at September 30, 2005 from 35 at September 30, 2004 and increased costs related to direct materials and consumable supplies utilized in the research and development process.
     Selling, general and administrative expense. Selling, general and administrative expenses increased to $14.5 million for the nine months ended September 30, 2005 from $10.8 million for the comparable period in 2004. The increase was primarily attributable to building our infrastructure to accommodate the expanded marketing and business development functions necessary to execute against our strategic plan; increased professional fees related to the development and protection of our intellectual property estate; and an increase in incremental stock compensation charges related to equity issuances to employees as a result of the transition to the issuance of restricted stock in lieu of stock options.
     Other income, net. Other income increased to $799,000 for the nine months ended September 30, 2005 from $365,000 for the comparable period in 2004. The average rate earned on current invested balances increased to 3.3% at September 30, 2005 from 1.0% at September 30, 2004.
     Settlement of litigation. On November 18, 2004, Dynal Biotech, LLC (“Dynal”), filed a complaint in Federal Court in the Western District of Wisconsin against Luminex Corporation seeking a declaratory judgment to enjoin Luminex from interfering with an agreement between Dynal and one of Luminex’s partners, MiraiBio Corporation, which granted development and distribution rights to Dynal of certain Luminex technology. On January 18, 2005, we filed an answer to the complaint denying Dynal’s allegations and seeking dismissal and filed counterclaims against Dynal on the basis that Dynal improperly used Luminex technology and as a result, has damaged Luminex and its partner’s position in the marketplace. On June 30, 2005, the parties entered into a confidential settlement agreement, which was subsequently entered with the Court on July 7, 2005, with a stipulation signed by the parties dismissing all claims with prejudice. Luminex recorded $322,000 of expense related to Luminex’s portion of the settlement among Dynal Biotech, LLC, MiraiBio Corporation and Luminex Corporation.
LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2005	2004
Cash and cash equivalents	$21,511	$19,238
Short-term investments	10,942	12,891
Long-term investments	6,181	3,991

	$38,634	$36,120

     At September 30, 2005, we held cash, cash equivalents, and short-term and long-term investments of $38.6 million and had working capital of $39.0 million. At December 31, 2004, we held cash, cash equivalents, and short-term and long-term investments of $36.1 million and had working capital of $40.8 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term and long-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.
     Cash provided by operations was $3.2 million for the nine months ended September 30, 2005, compared with cash used in operations of $5.0 million for the nine months ended September 30, 2004.
     Our research and development expenses during the nine months ended September 30, 2005 were $4.0 million. Research and development expenses related to the ongoing development of our xMAP technology and consumables are currently expected to be in the range of $1.5 to $2.5 million for the fourth quarter of 2005 and between $5.5 and $7.0 million for the full year 2005. Our expected increase in research and development expense for 2005 compared with 2004 is a result of the creation of our Luminex Biosciences Group to assist in the expansion of applications for use on our platforms and expanded focus on system, consumable and software product development.
     Our selling, general and administrative expenses during the nine months ended September 30, 2005 were $14.5 million. We currently expect total selling, general and administrative expenses to be in the range of $5.0 to $6.0 million for the fourth quarter of 2005 and $19.5 to $20.5 million for the full year 2005. The expected increase of selling, general and administrative expenses over those of 2004 is primarily a result of additional infrastructure expansion to support our market driven initiatives and optimization and development of our partner relationships.
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

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$4,465	$936	$1,948	$1,581	$—
Non-cancelable purchase obligations (1)	2,440	2,440	—	—	—

Total	$6,905	$3,376	$1,948	$1,581	$—

(1) These obligations are primarily a result of normal inventory purchases. Purchase obligations do not extend beyond a year; however, we would expect future years to have purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.
     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements through 2006. Based upon our current operating plan and structure, management anticipates cash, cash equivalents and investments at December 31, 2005 to be approximately equal to the total of cash, cash equivalents and investments at December 31, 2004.
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
RISK FACTORS
We have a history of losses and an accumulated deficit of approximately $85.2 million as of September 30, 2005.
     We have incurred significant net losses since our inception, including losses of $1.3 million for the nine months ended September 30, 2005, $3.6 million in 2004 and $4.2 million in 2003. At September 30, 2005, we had an accumulated deficit of approximately $85.2 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock may decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we further decrease the cash available to the Company. As of September 30, 2005, cash, cash equivalents and investments totaled $38.6 million, an increase of $2.5 million from $36.1 million at December 31, 2004. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.
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
     Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. However, compared to certain other technologies, our xMAP technology is relatively new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential partners to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:
–	convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, research, clinical and biomedical testing and analysis;

–	encourage these partners to develop and market products using our technology;

–	manufacture products in sufficient quantities with acceptable quality and at an acceptable cost;

–	obtain and maintain sufficient pricing and royalties from partners on such Luminex products; and

–	place and service sufficient quantities of our products, including the ability to provide the level of service required in the mainstream clinical diagnostics market segment.
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
     The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of September 30, 2005, we had 25 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the nine months ended September 30, 2005, we had two partners who individually represented greater than 10% of the Company’s revenue and collectively represented 41.2% of total revenue (22.3% and 18.9%, respectively). For comparative purposes, we had two partners with individual revenue greater than 10% of our total revenue, representing 33.0% (21.9% and 11.0%, respectively) of our total revenue for the nine months ended September 30, 2004. The loss of any of our significant strategic partners, or any of our significant customers, could have a material adverse effect on our growth and future results of operations. Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.
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
     In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:
–	We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

–	Most of our strategic partners are not committed to minimum purchase commitments, and we do not control the incentives provided by our strategic partners to their sales personnel.

–	A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the Food and Drug Administration, or other regulatory bodies in jurisdictions outside of the United States.

–	Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

–	Certain strategic partners may fail to deliver products that satisfy market requirements, or such products may fail to operate properly.

–	We have limited access to partner confidential corporate information. A sudden unexpected change in ownership, strategy or other material event could adversely impact partner purchases of Luminex products.
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
     We have obtained 32 patents in the United States and one in each of Japan, Germany, United Kingdom, France, Italy, Hong Kong, Israel and Canada directed to various aspects and applications of our technology. We have 58 pending applications in the United States and foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.
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
     The testing, production, labeling, distribution and marketing of our products for some purposes and products based on our technology expected to be produced by our strategic partners are subject to governmental regulation by the United States Food and Drug Administration (FDA) and by similar agencies in other countries. Some of our products and products based on our technology for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. To date, eight strategic partners have obtained such approvals or clearances. Others are anticipated. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, because some of our products employ laser technology, we are also required to comply with FDA requirements relating to radiation performance safety standards (21 CFR 1040.1 and 1040.11).
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
     With the continuing events in the Middle East and concern for future terrorist attacks, many economic and political uncertainties exist. These uncertainties could adversely affect our business and revenues in the short or long term in ways that cannot presently be predicted.
Our stock price has been and is likely to continue to be volatile.
     The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:
–	general economic conditions and interest rates;

–	instability in the United States and other financial markets and the ongoing and possible escalation of the war in Iraq, other armed hostilities or further acts or threats of terrorism in the United States or elsewhere;

–	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

–	announcements of technological innovations or new products or services by us or our competitors;

–	changes in financial estimates by securities analysts;

–	conditions or trends in the life science, biotechnology and pharmaceutical industries;

–	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

–	additions or departures of key personnel;

–	sales of our common stock; and

–	the potential adverse impact of the secondary trading of our stock on foreign exchanges which are subject to less regulatory oversight than The Nasdaq National Market, without our permission, and the activity of the market makers of our stock on such exchanges, including the risk that such market makers may engage in naked short sales and/or other deceptive trading practices which may artificially depress or otherwise affect the price of our common stock on The Nasdaq National Market.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at September 30, 2005 would yield an approximate 15% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign partners, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
     On April 26, 2005, the Company was served with a complaint, filed by Rules Based Medicine, Inc. (“RBM”) in state district court in Travis County, Texas against the Company seeking a declaratory judgment that the formation of HealthMAP Laboratories, Inc. (subsequently renamed the Biophysical Corporation) did not constitute a usurpation of an RBM corporate opportunity and that RBM has the necessary contractual license rights under its existing agreement with the Company to perform certain testing services on behalf of BioPhysical. On May 19, 2005, Luminex filed an answer to this complaint denying all claims brought by RBM. On June 21, 2005, the parties entered into an agreement, which was subsequently entered with the court on June 22, 2005. Pursuant to this agreement, the parties agreed that RBM would not file any claims related to this matter against the Company until August 1, 2005, and that the Company would not file any claims related to this matter against RBM until August 16, 2005, in order to continue to pursue settlement negotiations. The parties were unable to reach agreement on the terms of settlement. RBM re-filed its lawsuit against Luminex on August 12, 2005, seeking a declaratory judgment against Luminex as set forth above. In response, Luminex re-filed its answer and counterclaims against RBM, as well as new claims against Mark Chandler and Craig Benson, on August 19, 2005. The parties are currently proceeding with discovery.
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

LUMINEX CORPORATION

Date: November 8, 2005
	By:	/s/HARRISS T. CURRIE

Harriss T. Currie
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PATRICK J. BALTHROP

Patrick J. Balthrop
President and Chief Executive Officer (Principal Executive Officer)

S-1