Form 10-K
period 2005-12-31
LUMINEX CORP
filed 2006-03-16
CIK 1033905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _________ to _________.
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
(TITLE OF CLASS)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Based on the closing sale price of common stock on The Nasdaq Stock Market on June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $280,226,521 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates.”
     There were 31,781,002 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on March 10, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005
Safe Harbor Cautionary Statement
     This annual report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology,

•	dependence on strategic partners for development, commercialization and distribution of products,

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle,

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels,

•	potential shortages of components,

•	competition,

•	the timing of regulatory approvals,

•	the implementation, and any modification, of the Company’s strategic operating plans, and

•	the potential adverse outcome of any pending or future litigation against or by our Company.
     Any or all of our forward-looking statements in this annual report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in Item 1A “Risk Factors” below.
     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this annual report, including in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A “Risk Factors.”
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

PART I
ITEM 1. BUSINESS
Overview
     Luminex Corporation develops, manufactures and sells proprietary biological testing technologies with applications throughout the life sciences industry. Our xMAP® technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 100 bioassays on a small sample volume, typically a single drop of fluid by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research. Our products are described below under “Products.” The life sciences industry depends on a broad range of tests, called bioassays, to perform diagnostic tests, discover and develop new drugs and identify genes.
     Luminex was incorporated under the laws of the State of Texas in May 1995 and began commercial production of our Luminex 100 System in 1999. We were reincorporated in the State of Delaware in July 2000. Our shares of common stock are traded on The Nasdaq Stock Market under the symbol “LMNX.” Our principal executive offices are located at 12212 Technology Blvd., Austin, Texas 78727, and our telephone number is (512) 219-8020. Our website address is www.luminexcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this report and such information should not be considered to be part of this report except as expressly incorporated herein. The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20949 or on the SEC’s website at http://www.sec.gov. Questions regarding the public reference room may be directed to the SEC at 800-732-0330.
Industry Background
     The life sciences industry uses bioassays to detect the presence of certain biochemicals, proteins or nucleic acid in a sample. Drug discovery, genetic analysis, pharmacogenomics, clinical diagnostics and general biomedical research all use bioassays. For example, bioassays can be used to:
–	measure the attraction, or affinity, between a chemical compound and a disease target for drug discovery and development;

–	assist physicians in prescribing the appropriate tailored drug therapy based on the patient’s unique genetic makeup, a process known as pharmacogenetics;

–	detect genetic variations, such as single nucleotide polymorphisms; and

–	measure the presence and quantity of biochemicals in a patient’s blood, other body fluid or tissue to assist physicians in diagnosing, treating or monitoring disease conditions.
     The life sciences user either purchases bioassays in the form of off-the-shelf kits, develops them internally or utilizes a customized service to meet their specific needs. Although it is important to note that our xMAP technology is relevant to only a subset of the total life sciences market, industry reports estimated the total global market for tools and consumables used in drug discovery and development, clinical diagnostics and biomedical research to have been approximately $43 billion in 2005 and is expected to grow at an annual rate of approximately 6%. Based on estimates contained in our strategic consulting study that was updated in 2006, the key segments we are focused on represent a market of approximately $3.2 billion in end-user sales with an anticipated annual growth rate of approximately 15%.

     The table below briefly describes the key bioassay technologies in the life sciences industry:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED
BioChips/Microarrays	High-density arrays of DNA fragments or proteins attached to a flat glass or silicon surface	Biomedical research and select clinical diagnostics

Immunoassays	Automated test tube based instruments	Clinical diagnostics

Gels and blots	Physical separation of analytes for visualization	Clinical diagnostics and biomedical research

Real-time PCR	Quantitative tests which monitor the progress of polymerase chain reaction (PCR) during the amplification reaction instead of post-reaction.	Nucleic acid testing in clinical diagnostics and biomedical research.

Microfluidics chips	Miniaturized liquid handling system on a chip	Biomedical research

Microtiter-plate based assays	Plastic trays with discrete wells in which assays are fixed	Drug discovery, clinical diagnostics and biomedical research
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

xMAP technology has been designed to simultaneously perform up to 100 distinct bioassays in a single tube or well of a microtiter plate using only a small amount of sample. Moreover, unlike most existing technologies that are dedicated to only one type of bioassay, xMAP can perform multiple types of assays including enzymatic, genetic and immunologic tests on the same instrumentation platform.

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

Our technology is currently able to perform up to 100 tests in a single tube permitting up to 9,600 unattended tests to be detected in less than an hour with only a small amount of sample. Rapid sample analysis permits efficient use for high-throughput applications.

–	Ease of use

Most xMAP bioassays are simple to perform. A test sample is added to a solution containing microspheres that have been coated with reagents. The solution is then processed through our xMAP technology system which incorporates proprietary software to automate data acquisition and analysis in real-time.

–	Cost effective

We have designed our xMAP technology to be cost effective for customers compared to competitive techniques such as microarrays or enzyme-linked immunosorbent assay (ELISA). In addition, microsphere-based bioassays are inexpensive compared to other technologies such as biochips.
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
     To perform a bioassay using xMAP technology, a researcher attaches biochemicals, or reagents, to one or more sets of color-coded microspheres, which are then mixed with a test sample. This mixture is injected into the xMAP analyzer, where the microspheres pass single-file in a fluid stream through two laser beams. The first laser excites the internal dyes that are used to identify the color of the microsphere and the test being performed on the surface of the microsphere. The second laser excites a fluorescent dye captured on the surface of the microspheres that is used to quantify the result of the bioassay taking place. Our proprietary optics, digital signal processors and software record the fluorescent signature of each microsphere and compare the results to the known identity of that color-coded microsphere set. The results are analyzed and displayed in real-time with data stored on the computer database for reference, evaluation and analysis.
Business Strategy
     Our primary goal continues to be the establishment of our xMAP technology as the industry standard for performing bioassays by transforming Luminex from a technology-based company to a more market-driven, customer-focused company. To achieve this goal, we have implemented and are pursuing the following strategies:
–	Focus on key market segments

In the spring of 2003, we completed a strategic study using the services of a consulting firm with extensive experience in the life sciences industry. In December 2005, we commissioned the same consulting firm to update and validate the data generated in the original study. The results of both studies provided valuable information regarding market opportunities and market size for key segments in which we believe the Company has distinct competitive advantages over existing and emerging technologies. The key market segments identified as a result of our studies were (i) profile oriented screening and secondary screening, (ii) RNA profiling and transcriptional screening, (iii) genetic disease and molecular infectious disease testing, and (iv) immunodiagnostics. Additionally, we have identified three other potential segment opportunities that include bio-defense, cell signaling and Ag/Bio. We have dedicated our primary efforts towards these markets and will continue to employ a partnership driven business model focused on these key segments and selectively pursue opportunities for incremental revenue in other segments.

We will continue to focus our commercialization efforts through strategic partners on large sectors of the life sciences industry where Luminex believes it has distinct competitive advantages over existing and emerging technologies. We define strategic partners as companies in the life sciences industry that either develop and distribute assays and tests on xMAP technology or may only distribute our xMAP technology systems and consumables. With our partners’ support, we have targeted major pharmaceutical companies, large clinical laboratories, research institutions and major medical institutions for our principal marketing efforts. We believe these customers provide the greatest opportunity for maximizing the use of xMAP technology and that continued adoption by these industry leaders will promote wider market acceptance of our xMAP technology.

–	Continue to develop strategic partnerships that are focused on our key market segments

Currently, we have 24 strategic partners who have released commercialized reagent-based products utilizing the Luminex platform and are submitting royalties. These 24 strategic partners accounted for approximately 81% of our total revenue in 2005 and all of our strategic partners represented 90% of our total revenue. We intend to seek to broaden and accelerate market acceptance of xMAP technology through development, marketing and distribution partnerships with leaders in the life sciences industry that we believe can convert core product lines to our technology and develop new applications on the Luminex platform within their key segments. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed base.

–	Develop next generation products

Our research and development group is pursuing projects such as the development of consumables, automation, software and expansion and enhancement of our multiplexing capabilities to advance our xMAP technology. We are also collaborating with industry participants, biomedical research institutions and government entities to develop additional xMAP products.

–	Focus on content strategy and customer needs

We are focused on maximizing the value that we provide to our partners and end user customers by co-developing with our partners specific content applications based on their customer needs and providing assay products directly to end users in niche segments that will not compete with our existing partners. We continue to believe that by enhancing our partner driven model with the delivery of value-added content, Luminex should be able to gain greater control over product development and commercialization. Through the Luminex Bioscience Group, we will develop a specific customer needs analysis, focused on the testing needs of the end user. This analysis will include current assay usage and needs as well as expected future assay needs, and the predicted sales and profit generated from each assay. Based on this analysis, Luminex will develop a detailed assay development program, guided by the value that can be generated by each assay. We believe a focused content strategy will allow Luminex to deliver increased value to our partners, customers and our shareholders resulting from greater usage per system attributable to development of the internal capability to design and build assay content, thereby delivering increased value to our partners and the end-user.

–	Opportunistically pursue acquisitions that could accelerate these strategies

We are forming a strategy to pursue acquisition targets that are consistent with our goal of expanding our footprint in the marketplace. We are looking for opportunities that will enhance our capabilities, particularly in science, and our ability to develop those products demanded by the marketplace.
Products
Instruments
     Luminex 100 and 200. The Luminex 100 and 200 are compact analyzers that integrate fluidics, optics and digital signal processing to perform up to 100 bioassays simultaneously in a single tube or well of a microtiter plate using only a small amount of sample. By combining small diode lasers with digital signal processors and microcontrollers, these systems perform rapid, multi-analyte profiles under the control of a Windows®-based personal computer and our proprietary software. The Luminex 200 is Luminex’s newest instrument and offers enhanced ease-of-use and serviceability.
     We also offer two peripheral components for the Luminex systems — the XY Platform and the Luminex Sheath Delivery System (Luminex SD). The XY Platform complements the Luminex systems by automating the sequential positioning of each well of a microtiter plate, permitting up to 9,600 unattended tests per plate to be performed in less than an hour. The Luminex SD is a pressurized, external pump delivery system that enhances the delivery of sheath fluid to the Luminex systems by pumping sheath fluid from an external bulk reservoir, enabling the Luminex systems to operate for up to 24 hours without switching to a new reservoir of sheath fluid.
     Luminex HTSTM (High-Throughput System). The customized, high-throughput version of our xMAP analyzer, the Luminex HTS, is interfaced with an automated liquid handler which allows for walk-away capability. The Luminex HTS utilizes a high pressure flow system, which produces a flow rate approximately ten times greater than the flow rate of the Luminex 100 or 200. The Luminex HTS can also be connected to robotic systems that deliver both 96 and 384 well plates allowing integration into automated test centers. The Luminex HTS was market released in the second half of 2003. Because of the customized nature of the Luminex HTS, it is built to order.

     Total instrument revenue for 2005, 2004 and 2003 was $18.8 million, $19.0 million and $15.6 million, respectively; or 44%, 53% and 59% of total revenue, respectively.
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
     FlexMAP microspheres. These microspheres are linked to a set of 100 proprietary nucleic acid capture sequences providing a “universal array” for DNA and RNA work. They are designed for conducting genotyping and other nucleic acid-based experiments in the life sciences markets. When used in conjunction with our Luminex systems, the FlexMAP microspheres are designed to simplify the genotyping assay development process and increase assay flexibility. The FlexMAP microspheres may be used in customized end-user identified single nucleotide polymorphisms (SNPs) or in pre-defined kits developed by our strategic partners.
     Luminex SeroMAP microspheres. Microspheres designed for specific protein based serological applications. Certain Luminex partners use this product for enriched sensitivity in serum-based assays.
     Calibration and Control microspheres. Calibration microspheres are microspheres of known fluorescent light intensities used to calibrate the settings for the classification and reporter channel for the Luminex systems. Control microspheres are microspheres that are used to verify the calibration and optical integrity for both the classification and reporter channels for the Luminex 100 and 200 systems.
     Total consumable revenue for the years ended December 31, 2005, 2004 and 2003 was $13.1 million, $9.0 million and $6.1 million, respectively; or 31%, 25% and 23% of total revenue, respectively. Additionally, our partners reported approximately $86 million and $52 million of royalty bearing consumable sales during 2005 and 2004 respectively, resulting in $5.3 million and $3.2 million of royalty revenue for the years ended December 31, 2005 and 2004, respectively.
Software
     LXR. For partners interested in developing custom software applications based on xMAP technology, we offer the LXR Software Developer’s Kit (SDK). This SDK provides a software interface for reading xMAP based assays on Luminex hardware, and allows a software developer to easily build a custom application to control Luminex hardware by providing an applications programming interface (API) to the Luminex system as well as a standard set of user interface (UI) components and applications. Sales of this product during 2005 did not represent a material component of our revenue.
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
     We continue to use strategic partners as our primary distribution channel and we will continue to pursue new partnerships that intend to focus on applications within our key segments described above. Some of our strategic partners develop application-specific bioassay kits for use on our systems that they sell to their customers generating royalties for us. Certain strategic partners also perform testing services for third parties using our technology that also result in royalties for us. Other strategic partners also buy our products, including xMAP Luminex systems and consumables, and then resell those products to their customers. As of December 31, 2005, we had over 50 strategic partners, of which 24 have released commercialized products utilizing the Luminex platform and were submitting royalties. Of these 24 strategic partners with commercialized products, 12 companies principally serve the clinical diagnostics market and 12 companies principally serve the research market. These commercialized, royalty-

submitting, strategic partners constituted 81% of the Company’s revenues for 2005. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ bioassay testing competencies, customer relationships and distribution channels, we believe that we can achieve rapid market penetration without a direct sales force.
     We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP technology systems under their own branding and marketing efforts.
Customers
     As of December 31, 2005, a total of approximately 3,400 Luminex systems had been sold since inception. In 2005, two customers each accounted for more than 10% of our total revenues. Bio-Rad Laboratories, Inc. accounted for 23%, 24% and 16% of our total revenues in 2005, 2004 and 2003, respectively. One Lambda, Inc. accounted for 16%, 11% and 11% of our total revenues in 2005, 2004 and 2003, respectively. Biomedical Diagnostics and MiraiBio Inc. accounted for 12% and 10%, respectively, in 2003. No other customer accounted for more than 10% of our total revenues in 2005, 2004 or 2003. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operation. Additionally, for the annual periods ended December 31, 2005, 2004, and 2003, foreign sales to customers totaled $9.5 million, $8.9 million and $8.0 million, respectively, representing 22%, 25%, and 31%, respectively, of our total revenues for such periods. See Note 16 to our Consolidated Financial Statements.
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
Technical Support
     Our technical support department assists users primarily through a toll-free hotline, internet interface and e-mail communications. We deliver “24/7” technical support with our staff based at our Austin location as well as in our European subsidiary to better serve our customer base. Personnel assist our strategic partners and customers with product orders, software, hardware, system implementation and development of their bioassays. A comprehensive software and database system is utilized to track customer interactions, follow trends and measure utilization. The information is categorized and presented to management for regular review.
Training
     Through our training group, we offer comprehensive programs in basic system training, advanced assay development, instrument field service and technical support functions. A significant part of our training material is now web-based and available online. For larger customers who have many users, such as our strategic partners, training may be performed on-site at their locations.
Field Service
     We currently have field service personnel based across the United States and in Europe in areas of significant system concentration. We intend to place additional field service personnel and pursue third-party service provider agreements through our certified service professional program, as required, in order to ensure responsive and cost-effective support of our customers worldwide. In addition, several of our strategic partners provide their own field service support. As we continue to expand our installed base, we believe a strong, reliable, efficient field service organization is crucial to building a high level of customer satisfaction.

Technical Applications
     In order to allow customers to expedite the production of bioassays for use on our systems, we have a technical applications group, based in Austin, Texas, that includes highly experienced biological scientists. This group works closely with our customers in their development of bioassays with the ultimate goal of faster technology adoption and commercialization.
Research and Development
     Our research and development group, including the Luminex Bioscience Group, seeks to advance the capabilities of xMAP technology to further penetrate the life sciences and diagnostics industry to increase utilization of our systems. In addition, we collaborate with other companies, academic institutions and our customers to increase the breadth of xMAP applications. Our current research and development projects include:
–	Consumable development

We continue to develop and enhance our existing consumable product line and support introduction of new product lines. These new products include calibrators, controls and microspheres with additional performance characteristics.

–	Automation

We collaborate with our strategic partners and others to provide automation solutions that will integrate our various xMAP instruments with sample handling equipment and laboratory information systems to increase bioassay throughput and operational efficiencies and allow for walk-away capability.

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

Our research and development team, including the Luminex Bioscience Group, and marketing team are working closely with both internal and external groups to design and develop products that will expand capabilities of the xMAP-based technologies. We anticipate that these efforts will result in unique products in the near future. These unique products may include instrumentation, services, software and consumables including assays.

Manufacturing
     The Company has approximately 18,000 square feet of manufacturing space located at the Company’s principal executive offices in Austin, Texas. In 2002, we successfully completed the registration of our Quality Management System (QMS) to the ISO 9001:2000 standard, which is an internationally recognized standard for quality management systems. Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards. Recertification is required every three years and we were successfully recertified as of April 1, 2005.
     In July 2005, we also successfully completed the registration of our QMS to the ISO 13485:2003 Quality Management Standard and the Canadian Medical Devices Conformity System (CMDCAS) for Medical Devices. This standard includes a special set of requirements specifically related to the supply of medical devices and related services.
     Additionally, we manufacture to current Good Manufacturing Practice (cGMP) requirements and our QMS is implemented in accordance with the FDA Quality System Regulations (QSR), 21 CFR Part 820.
Instruments
     Contract manufacturers assemble certain components of our xMAP technology system. The remaining assembly and manufacturing of our system is performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility. Parts and component assemblies that comprise our xMAP technology system are obtained from a number of sources. We have identified alternate sources of supply for several of our strategic parts and component assemblies. While we currently believe that we will be able to satisfy our forecasted demand for strategic parts and component assemblies during 2006, the failure to find alternative suppliers in the event of a supply failure at any of our current vendors at reasonably comparable prices could have a material adverse effect on our business, financial condition and results of operations. Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components.
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
     The pharmaceutical industry is a large market for the genomic, protein and high-throughput screening applications of the xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic and protein testing can be performed by products available from Affymetrix Inc., Applied Biosystems, a division of Applera Corporation, Becton Dickinson Company, Illumina Inc., Meso Scale Discovery, a division of Meso Scale Diagnostics LLC, and Sequenom, Inc., among others.

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
     Competition within the academic biomedical research market is highly fragmented. There are hundreds of suppliers to this market including Amersham Pharmacia Biotech, a part of GE Healthcare, Applied Biosystems, a division of Applera Corporation, and Becton Dickinson Company. Any company in this field is a potential competitor.
Intellectual Property
     To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws and confidentiality agreements.
     We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our anticipated customer base. We currently own 32 issued patents in the United States and foreign jurisdictions, including one in each of Japan, Germany, United Kingdom, France, Italy, Hong Kong, Israel and Canada directed to various aspects and applications of our technology. In addition, our patent portfolio includes 62 other pending patent applications in the United States and their corresponding international and foreign counterparts in major industrial markets. Our patents and pending claims provide, or will provide, protection for systems and technologies that allow “real time” multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold a patent covering the precision-dyeing process that we use to dye our microspheres. We have been granted a patent on our “Zero Dead Time” sampling architecture, which uses digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. Other issued patents and pending patent applications cover specific aspects and applications of our xMAP technology and on-going molecular research. However, as a result of a procedural omission, we are unable to pursue a patent application in Japan corresponding to our U.S. patent for real-time multiplexing techniques.
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
Government Regulation
Food and Drug Administration
     The Food and Drug Administration regulates medical devices pursuant to various statutes, namely the Federal Food, Drug and Cosmetic Act as amended and supplemented by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, the Medical Device Amendments of 1992, the FDA Export Reform and Enhancement Act of 1996, the FDA Modernization Act of 1997, the Public Health, Security and Bioterrorism Preparedness and Response Act of 2002, the Medical Device User Fee and Modernization Act of 2002, and the Project BioShield Act of 2004. Medical devices, as defined by statute, include instruments, machines, in vitro reagents or other similar or related articles, including any components, parts, or accessories of such articles that are intended for use in the diagnosis of disease or other condition or in the cure, mitigation, treatment or prevention of disease; or are intended to affect the structure or function of the body and do not achieve their intended purpose through chemical action or metabolization. The FDA classifies medical devices intended for human use into three classes. For Class I devices, general controls (for example, labeling and good manufacturing practices) provide reasonable assurance of safety and effectiveness. Class II devices are products for which general controls do not provide reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls (for example, guidelines and patient registries). Class III devices are products for which neither general nor special controls provide reasonable assurance of safety and effectiveness. Generally, Class III includes devices that support or sustain human life, are for uses that are substantially important in preventing impairment of human health, are used as a stand alone assay for patient screening or diagnosis of disease, or present a potential, unreasonable risk of illness or injury.
     We manufacture a version of the Luminex 100 and Luminex 200 — the Luminex 100 Integrated System (IS) and the Luminex 200 Integrated System (IS), respectively — for use with diagnostic assay kits that are available through our strategic partners. For FDA purposes, the Luminex 100 IS and Luminex 200 IS are considered a component of our partners’ kit products. Depending on the particular kit’s regulatory classification into Class I, II, or III and its intended use, kits manufactured by our strategic partners that are used in conjunction with our technology may be subject to FDA clearance or approval before they can be marketed and sold. After incorporating the Luminex 100 IS or Luminex 200 IS into their products, our strategic partners are required to make various premarket submissions such as premarket approval applications, premarket notifications and/or investigational device exemption applications to the FDA for their products and are required to comply with numerous requirements and restrictions prior to clearance or approval of the applications. There can be no assurance that the FDA will file, clear or approve our strategic partners’ submissions.
     In 2000, we submitted a device master file (DMF) with information about the Luminex 100 IS to the FDA. The DMF was updated in 2005 to include the Luminex 200 IS. Our strategic partners can reference the DMF in their premarket submissions. In 2001, FDA reviewed our DMF while reviewing one of our strategic partner’s submissions, and asked questions of the Company about the content of the DMF. It is possible that the FDA may ask questions about our DMF each time one of our strategic partners submits an application to the FDA referencing our DMF. Although we intend to respond to the FDA’s questions in a timely fashion, there can be no assurance that our responses will be acceptable to the FDA. Updates to the DMF are provided to the FDA as required.
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
WEEE
     As part of the Council Directive 2002/26 of February 13, 2003, Waste Electrical and Electronic Equipment (WEEE), we are in compliance with the requirements, beginning on August 13, 2005, regarding the labeling and disposal of some of our products containing electronic devices in each of the European Union (EU) member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the implementation of WEEE in all EU member states.
European IVD Directive
     The EU’s regulation of in vitro medical devices is under the In Vitro Diagnostic Directive (IVDD) 98/79/EC of 27 October 1998, as implemented in the EU member states.
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
     Luminex Corporation has declared that the LX100 IS and the LX200 IS are classified as a self-declaration device and is in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of IVDD 98/79/EC. However, there can be no assurance that the EU member states will agree with our interpretation and implementation of these regulations. As the European marketplace continues to be material to our operations, failure by the Company or its strategic partners to comply with the Directive could have a material adverse effect on our business.
Environmental
     We are subject to federal, state and local laws and regulations relating to the protection of human health and the environment. In the course of our business, we are involved in the handling, storage and disposal of certain chemicals and biohazards. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Some of these environmental laws and regulations impose “strict liability,” rendering a party liable without regard to negligence or fault on the part of such party. Such environmental laws and regulations may expose us to liability for environmental contamination, including remediation costs, natural resource damages and other damages as a result of the conduct of, or conditions caused by, us or others, or for acts that were in compliance with all applicable laws at the time such acts were performed. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. Although it is our policy to use generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on, under or from other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigation, remediation and monitoring requirements under federal, state and local environmental laws and regulations. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or other liabilities. We do not believe that we have been required to expend material amounts in connection with our efforts to comply with environmental requirements or that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Because the requirements imposed by such laws and regulations may frequently change and new environmental laws and regulations may be adopted, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position. Moreover, the modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact our strategic partners, which in turn could have a material adverse effect on us and other similarly situated component companies.
Employees
     As of March 10, 2006, we had a total of 185 employees, including contract employees, as compared with 183 as of December 31, 2005. At December 31, 2004 we had 159 employees, including contract employees. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.
ITEM 1A. RISK FACTORS
We have a history of losses and an accumulated deficit of approximately $86.6 million as of December 31, 2005.
     We have incurred significant net losses since our inception, including losses of $2.7 million for the year ended December 31, 2005, $3.6 million in 2004 and $4.2 million in 2003. At December 31, 2005, we had an accumulated deficit of approximately $86.6 million. To achieve profitability, we need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to incur losses and utilize cash to support operations, we may further decrease the cash available to the Company. As of December 31, 2005, cash, cash equivalents and short-term and long-term investments totaled $41.6 million, an increase of $5.5 million from $36.1 million at December 31, 2004, primarily attributable to more efficient management of our inventory levels and receipt of significant license fees. We do not know when or if we will become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.
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
     The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of December 31, 2005, we had 24 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the year ended December 31, 2005, two partners individually represented greater than 10% of the Company’s revenue and collectively represented 39% of total revenue (Bio-Rad Laboratories, Inc. – 23%; One Lambda, Inc. – 16%). We had three additional partners who individually represented 5% or more of our total revenue and collectively represented 18% of the Company’s revenue for the year ended December 31, 2005. In total, for the year ended December 31, 2005, we had five partners who represented 57% of our total revenue. For comparative purposes for the year ended December 31, 2004, two partners individually represented greater than 10% of the Company’s revenue and collectively represented 35% of our total revenue. We had two additional partners who individually represented 5% or more of our total revenue and collectively represented 10% of the Company’s revenue for the year ended December 31, 2004. In total, for the year ended December 31, 2004, we had four partners who represented 45% of our total revenue. The loss of any of our significant strategic partners, or any of our significant customers, could have a material adverse effect on our growth and future results of operations. Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.
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
     Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. Our xMAP technology is relatively new and unproven, in certain testing areas, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential partners to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

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
Our reliance on strategic partners to market our products makes forecasting difficult.
     Primarily as a result of our reliance on partner performance, it is difficult to accurately forecast future operating results. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short-term. The level of our revenues will depend upon the rate and timing of the adoption of our technology as a method to perform bioassays. Due to our limited operating history, predicting this timing and rate of adoption is difficult.
     In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:
–	We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

–	Most of our strategic partners are not committed to minimum purchase commitments, and we do not control the incentives provided by our strategic partners to their sales personnel.

–	A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the Food and Drug Administration, or other regulatory bodies in jurisdictions outside of the United States.

–	Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

–	Certain strategic partners may fail to deliver products that satisfy market requirements, or such products may fail to perform properly.

–	We have limited access to partner confidential corporate information. A sudden unexpected change in ownership, strategy or other material event could adversely impact partner purchases of our products.
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

     The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as customers evaluate these new products. We may also encounter other problems in the process of delivering new products to the marketplace, including products from our Biosciences Group, such as problems related to design, development or manufacturing of such products, and as result we may be unsuccessful in selling such products. Our future success will depend on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.
Our success depends on our ability to service and support our products directly or in collaboration with our strategic partners.
     To the extent that the Company or its strategic partners fail to maintain a high quality level of service and support for xMAP technology products, there is a risk that the perceived quality of our xMAP technology products will be diminished in the marketplace. Likewise, the Company may fail to provide the level, quantity or quality, of service expected by the marketplace. This could result in slower adoption rates and lower than anticipated utilization of xMAP products causing a material adverse affect on our business.
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
     We have obtained 32 patents in the United States and foreign jurisdictions directed to various aspects and applications of our technology. We have 62 pending applications in the United States and foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in Japan.
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
     We presently outsource certain aspects of the assembly of our systems to contract manufacturers. Because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We recently increased our flexibility to purchase strategic components within shorter lead times by entering into supply agreements with the suppliers of these components. Although we attempt to match our parts inventory and production capabilities to estimates of marketplace demand, to the extent system orders materially vary from our estimates, we may experience continued constraints in our systems production and delivery capacity, which could adversely impact revenue in a given fiscal period. Should the Company’s need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials. In an effort to control costs in the last quarter of 2005 manufacturing implemented a lean production system. Managing the change from discrete to continuous flow production requires time and management commitment. Implementation of lean initiatives and our supply chain capabilities may result in part shortages that delay shipments and cause fluctuations in revenue in a given period.
     Certain key components of our product line are currently purchased from a limited number of outside sources and may only be available through a limited number of providers. We do not have agreements with all of our suppliers. Our reliance on our suppliers and contract manufacturers exposes us to risks including:
–	the possibility that one or more of our suppliers or our assemblers that do not have supply agreements with the Company could terminate their services at any time without penalty;

–	the potential obsolescence and/or inability of our suppliers to obtain required components;

–	the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

–	the inability to qualify alternate sources without impacting performance claims of our products;

–	reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

–	increases in prices of raw materials and key components.
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
     The production, testing, labeling, marketing and distribution of our products for some purposes and products based on our technology are subject to governmental regulation by the United States Food and Drug Administration (FDA) and by similar agencies in other countries. Some of our products and products based on our technology for in vitro diagnostic purposes are subject to approval or clearance by the FDA prior to marketing for commercial use. To date, 8 strategic partners have obtained such approvals or clearances. Others are anticipated. The process of obtaining necessary FDA clearances or approvals can be time-consuming, expensive and uncertain. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, because some of our products employ laser technology, we are also required to comply with FDA requirements relating to radiation performance safety standards (21 CFR 1040.1 and 1040.11).
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
     Medical device laws and regulations are also in effect in many countries outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. As part of the Council Directive 2002/96 of February 13, 2003 (WEEE), we are expected to comply with certain requirements regarding the labeling of our products containing electronic devices beginning on August 13, 2005 in each of the EU member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. Our products are currently exempt from the Council

Directive 2002/95 of January 27, 2003, Restriction of Hazardous Substances (RoHS), which requires the removal of certain specified hazardous substances for certain products beginning July 1, 2006 in each of the member states. However, the European Union has indicated that it may include medical devices, including some of our products, under the jurisdiction of RoHS. The number and scope of these requirements are increasing. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and work place safety.
     Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (“Directive”) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our Luminex 100 and Luminex 200 devices are in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of IVDD 98/79/EC as of December 7, 2003. Subsequent audits are carried out annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. We became ISO 13485:2003 and Canadian Medical Device Conformity Assessment System (CMDCAS) certified in July 2005. Failure to maintain compliance with FDA, CMDCAS and EU regulations and other medical device laws, or to obtain applicable registrations where required, could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.
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
We may be unsuccessful in implementing our acquisition strategy.
     Acquisitions of assets or entities designed to accelerate the implementation of our strategic plan are an element of our long-term strategy. We may be unable to identify and complete appropriate acquisitions in a timely manner and no assurance can be provided that the market price of potential business acquisitions will be acceptable. In addition, many of our competitors have greater financial resources than we have and may be willing to pay more for these businesses or selected assets. Should we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the financing, if necessary, for these acquisitions on terms favorable to us.
     Potential acquisitions pose a number of risks, including, among others, that:

–	we may not be able to accurately estimate the financial effect of acquisitions on our business;
–	future acquisitions may require us to issue capital stock or spend significant cash or may result in a decrease in our future operating income or operating margins;
–	we may be unable to realize the anticipated benefits and synergies from acquisitions as a result of inherent risks and uncertainties, including difficulties integrating acquired businesses or retaining their personnel, partners, customers or other key relationships and risks that acquired entities may not operate profitably or that acquisitions may not result in improved operating performance; and
–	acquisitions may disrupt our business and distract our management from other responsibilities.
Our operating results may be affected by current economic and political conditions.
     The continuing events in the Middle East and concern for future terrorist attacks, leave many economic and political uncertainties. These uncertainties could adversely affect our business and revenues in the short or long term in ways that cannot presently be predicted.
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
     The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:
–	general economic conditions and interest rates;

–	instability in the United States and other financial markets and the ongoing and possible escalation of unrest in the Middle East, other armed hostilities or further acts or threats of terrorism in the United States or elsewhere;

–	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

–	announcements of technological innovations or new products or services by us or our competitors;

–	changes in financial estimates by securities analysts;

–	conditions or trends in the life science, biotechnology and pharmaceutical industries;

–	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

–	additions or departures of key personnel;

–	sales of our common stock; and

–	the potential adverse impact of the secondary trading of our stock on foreign exchanges which are subject to less regulatory oversight than The Nasdaq National Market, without our permission, and the activity of the market makers of our stock on such exchanges, including the risk that such market makers may engage in naked short

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our principal research and development, manufacturing and administrative facilities are currently located in approximately 90,000 square feet of leased space in Austin, Texas pursuant to a lease agreement which expires July 31, 2010. The company maintains an additional 3,875 square feet of leased space at its European subsidiary, Luminex, B.V. We believe these facilities are adequate for our current needs.
ITEM 3. LEGAL PROCEEDINGS
     On April 26, 2005, the Company was served with a complaint, filed by Rules Based Medicine, Inc. (“RBM”) in state district court in Travis County, Texas seeking a declaratory judgment that the formation of HealthMAP Laboratories, Inc. (subsequently renamed the Biophysical Corporation) did not constitute a usurpation of an RBM corporate opportunity and that RBM has the necessary contractual license rights under its existing agreement with the Company to perform certain testing services on behalf of BioPhysical Corporation. On May 19, 2005, we filed an answer to this complaint denying all claims brought by RBM. On June 21, 2005, the parties entered into an agreement, which was subsequently entered with the court on June 22, 2005. Pursuant to this agreement, the parties agreed that RBM would not file any claims related to this matter against the Company until August 1, 2005, and that the Company would not file any claims related to this matter against RBM until August 16, 2005, in order to continue to pursue settlement negotiations. The parties were unable to reach agreement on the terms of settlement. RBM re-filed its lawsuit against us on August 12, 2005, seeking a declaratory judgment against us as set forth above. In response, we re-filed its answer and counterclaims against RBM, as well as new claims against Mark Chandler and Craig Benson, officers of RBM, on August 19, 2005. The parties are currently proceeding with discovery.
     In the opinion of management there are no pending legal proceedings that would have a material adverse effect on our consolidated financial position, results of operations or cash flows. Adversarial proceedings and litigation; however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on our consolidated financial positions, results of operations or cash flows for a period in which such a decision or rulings occur, or future periods.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
Executive Officers of the Registrant

Name	Age	Position
Patrick J. Balthrop	49	President and Chief Executive Officer
Russell W. Bradley	42	Vice President, Business Development and Strategic Planning
Harriss T. Currie	44	Chief Financial Officer, Vice President, Finance and Treasurer
Gregory J. Gosch	43	Vice President, Marketing and Sales
James W. Jacobson, Ph.D.	51	Vice President, Research and Development
Randel S. Marfin	49	Vice President, Luminex Bioscience Group
Oliver H. Meek	54	Vice President, Manufacturing
David S. Reiter	39	Vice President, General Counsel and Corporate Secretary
     Patrick J. Balthrop. Mr. Balthrop joined the Company in May 2004 as President and Chief Executive Officer and has served as a member of the Board of Directors and a member of the Executive Committee since September, 2004. He served as president of Fisher Healthcare, a Fisher Scientific company, from 2002 to May 2004. Prior to Fisher Scientific International, Mr. Balthrop served in a number of leadership positions for over 20 years with Abbott Laboratories, primarily in Abbott’s Diagnostics Division. Mr. Balthrop’s most recent positions at Abbott were as head of worldwide commercial diagnostics operations and as head of Abbott Vascular. Mr. Balthrop holds an M.B.A. from the Kellogg Graduate School of Management of Northwestern University, and a B.S. in Biology from Spring Hill College.
     Russell W. Bradley. Mr. Bradley joined the Company in May 2005 as Vice President of Business Development and Strategic Planning. Previously, Mr. Bradley spent 17 years at Beckman Coulter Corp. where he served as the Director of the Beckman Coulter CARES initiative, involved in the company’s clinical HIV/AIDS monitoring business in developing regions around the globe. During his tenure at Beckman Coulter, Mr. Bradley was involved in the evaluation, market assessment and successful commercial launch of multiple life science technologies and applications. Mr. Bradley holds a B.S. in Immunology and Biochemistry from Monash Universtity, Melbourne, Australia.
     Harriss T. Currie. Mr. Currie has served as Vice President, Finance, Treasurer and Chief Financial Officer since October of 2003. Since joining the Company in November of 1998, Mr. Currie previously served in the capacities of Controller, Treasurer and Acting Chief Financial Officer. Prior to joining us, he was employed as the Chief Financial Officer, Secretary and Treasurer of SpectraCell Laboratories from 1993 to 1998 where he also served as Vice President of Finance for two subsidiary companies. Mr. Currie earned his B.B.A. from Southwestern University and his M.B.A. in Finance and Marketing from The University of Texas at Austin. Prior to returning to graduate school for his M.B.A., Mr. Currie was a certified public accountant with Deloitte & Touche LLP.
     Gregory J. Gosch. Mr. Gosch joined the Company in October 2004 as Vice President, Marketing and Sales. Previously, he served as Senior Director of Sales and Marketing for Nanogen from 1999 to 2004 where he was responsible for worldwide marketing and U.S. sales. From 1997 to 1999, he served as Market Development Manager for Chiron Corporation. In addition, Mr. Gosch has held various sales and marketing positions at Meridian Diagnostics and Bio-Rad Laboratories, Inc. Mr. Gosch holds an M.B.A. from the Carlson School of Management, a Masters of Health Care Administration from the School of Public Health, both of the University of Minnesota, and a B.A. in Molecular, Cellular and Developmental Biology from the University of Colorado.
     James W. Jacobson, Ph.D. Dr. Jacobson joined the Company in May 1998, and he currently serves as Vice President, Research and Development. From 1994 to 1998, Dr. Jacobson was Laboratory Director at Cytastar Laboratories, Virus Reference Laboratories and SpectraCell Laboratories, Inc. in Houston, Texas. Following post-doctoral work at North Carolina State University and Duke University, he was a faculty member in the Department of Biology, University of Houston, Houston, Texas. Dr. Jacobson received a Ph.D. in Population Biology from

Washington University in Saint Louis, Missouri and obtained B.S. and M.S degrees in Biology from Utah State University in 1980 and 1982, respectively.
     Randel S. Marfin. Mr. Marfin joined the Company in June 1998, and currently serves as Vice President, Luminex Bioscience Group. Since joining the Company, Mr. Marfin previously served in the capacities of Vice President of Marketing, Sales and Business Development. Prior to joining us, he worked for three years at SpectraCell Laboratories, Inc., most recently as Vice President of Sales and Marketing where he was responsible for business development, acquisitions, strategic planning and sales and marketing. From 1990 to 1998, he served as General Manager of Texas for both Damon Clinical Laboratories and the Nichols Institute. In addition, Mr. Marfin held sales management and business development positions for Damon Clinical Laboratories and MPC Labs. Mr. Marfin graduated from the University of Houston with a B.S. in Biochemistry and Biophysics and served in the United States Air Force from 1975 to 1978.
     Oliver H. Meek. Mr. Meek has served as Vice President, Manufacturing since February 2000. During the 17 years prior to joining Luminex, Mr. Meek was employed at Abbott Laboratories. While at Abbott, he held various management positions in the area of Technical Product Development, Reagent and Instrument Manufacturing and Quality. Prior to joining Abbott Laboratories, he was the Technical Liaison for AMF Biological and Diagnostics Company. Mr. Meek graduated from The University of Texas at Austin with a B.A. degree in Biology and is a Certified Quality Engineer.
     David S. Reiter. Mr. Reiter has served as the Company’s Vice President, General Counsel and Corporate Secretary since October 2003. Prior to becoming General Counsel, Mr. Reiter was in private practice with the firm of Phillips & Reiter, PLLC, which provides outsourced general counsel services for technology companies. Before co-founding the firm, Mr. Reiter was Vice President and General Counsel for 724 Solutions Inc., a provider of mobile commerce software solutions and applications (NASDAQ: SVNX). Earlier in his career, Mr. Reiter served as senior counsel for Compaq Computer Corporation, supporting the Worldwide Sales & Services, Supply Chain Management and Consumer Products Group. Mr. Reiter is a graduate of the University of Southern California (Juris Doctorate/Master of International Relations), University of Sheffield, UK (M.B.A.) and the University of Notre Dame (B.A.) in Government. Mr. Reiter is a member of the Texas Bar and is the chair of the Subcommittee on Law Department Management for the American Bar Association.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The Nasdaq Stock Market under the symbol “LMNX.”
     The following table sets forth the range of high and low sale prices on The Nasdaq Stock Market for each quarter during 2004 and 2005. On March 10, 2006, the last reported sale price of our common stock was $13.49 per share.

2004	High	Low
First Quarter	$13.43	$7.40
Second Quarter	$10.75	$8.25
Third Quarter	$10.25	$6.09
Fourth Quarter	$9.92	$6.62

2005	High	Low
First Quarter	$9.08	$7.05
Second Quarter	$10.07	$7.15
Third Quarter	$11.15	$8.85
Fourth Quarter	$12.14	$8.95
Holders
     As of March 10, 2006, we had 257 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Dividends
     We have never declared or paid cash dividends on our common stock and, while this policy is subject to periodic review by our board of directors, we currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
     None.
Issuer Purchases of Equity Securities
     There was no stock repurchase activity for the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data at December 31, 2005 and 2004 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Results of Operations Data:
Total revenue	$42,313	$35,880	$26,292	$13,008	$20,939
Gross profit	22,321	14,722	9,830	2,683	6,323
Loss from operations	(3,496)	(4,164)	(6,475)	(24,117)	(18,484)
Net loss	(2,666)	(3,605)	(4,209)	(24,934)	(15,685)

Net loss applicable to common stockholders	$(2,666)	$(3,605)	$(4,209)	$(24,934)	$(15,685)

Net loss per common share, basic and diluted	$(0.09)	$(0.12)	$(0.14)	$(0.85)	$(0.55)

Shares used in computing net loss per share, basic and diluted	30,990	30,698	29,814	29,275	28,330

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,206	$19,238	$39,480	$40,482	$34,930
Short-term investments	10,947	12,891	—	—	16,122
Long-term investments	5,466	3,991	—	—	—
Working capital	39,364	40,823	45,522	45,321	63,018
Total assets	58,035	53,175	53,294	53,623	72,073
Total stockholders’ equity	44,710	44,546	44,835	45,571	67,255

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included below in Item 8 and “Risk Factors” included above in Item 1A of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
     During 2005, a number of factors contributed to our financial performance: (i) we entered into new agreements with market leaders in their respective spaces; (ii) several of our existing partnerships gained traction during the year; (iii) we benefited from industry consolidation that put our products and technology in the hands of major market participants who have significantly more sales and marketing resources to get our products in the hands of end users; (iv) we maintained our emphasis on product development and enhancement by our research and development group including the rollout of the company’s first new product in a number of years with the launch of the Luminex LX200; (v) in terms of awareness, we experienced over a 90% increase in articles placed in scientific peer review journals which historically and across the healthcare market has been a good indicator of growth rates and acceptance of technology in the marketplace; (vi) increased selling, general and administrative expenses as a result of: (a) building our infrastructure to accommodate the expanded marketing and business development functions necessary to execute against our strategic plan; (b) professional fees and other expenses related to our intellectual property estate; and (c) a move towards the issuance of restricted stock in lieu of stock options as a form of long-term incentive compensation; and (vii) increased penetration of our target markets by our partners.
     System sales for the year ended December 31, 2005 decreased slightly to 698 (693 LX systems and 5 HTS) from 793 (788 LX systems and 5 HTS) in the year ended December 31, 2004. Although our total system sales are down relative to the prior year, they fall within our expected range of 150 to 220 systems per quarter as previously disclosed. We currently expect our quarterly system sales to remain within this range in 2006. The breadth of the range is primarily a function of the timing of our partners’ purchases and our inability, in the aggregate, to provide a more precise estimate. During the third quarter of 2005, the latest advancement of our line of microsphere-based multiplexed detection instrument, the Luminex 200 (LX200), became available. The LX200 is designed around the same xMAP technology as the Luminex 100 (LX100), enabling customers who convert to this system to continue to use applications validated on earlier Luminex systems.
     Our royalty revenue increased to $5.3 million, from $3.2 million in 2004, representing approximately $86 million in royalty bearing sales by our partners reported during 2005. As additional partners commercialize and expand their menu offerings, we expect royalty revenues will continue to grow. We believe that this increase is an indication of the acceptance and utilization of our technology over a broader base. In addition, another key indicator of technology acceptance is long-term consumable purchases. For the thirteenth consecutive quarter our 12-month moving average of consumable sales has increased. At December 31, 2005, our 12-month moving average of quarterly consumable sales was $3.3 million.
     As a result of the variability of the revenue mix, we have experienced some related variability in both absolute gross profit and the corresponding gross margin percentage. For comparative purposes, we had gross profit in 2005 and 2004 of $22.3 million and $14.7 million, respectively. Additionally, gross margin percentage over the same periods was 53% and 41%, respectively. The fluctuations in both gross profit and gross margin percentage on a quarterly basis can be primarily attributed to the variability of the revenue mix and secondarily to the increases in the average price of our systems in 2005. Total consumable and royalty revenue, our highest margin items, accounted for 43% of total revenue for 2005 compared to 34% of total revenue for 2004.
     Research and development expenses increased to $5.6 million for the year ended December 31, 2005 from $3.8 million for year ended December 31, 2004. The increase is the result of an increased focus on development of our system, consumable and software products. Our intent is to continue to expand our research and development efforts in the near-term. These efforts include the creation in 2005 of our Luminex Biosciences Group and its continuing efforts to assist in the expansion of applications for use on our platforms and expanded focus on system, consumable and software product development.
     During 2005, expenses related to sales and marketing increased 83%, or $2.1 million, as a result of building our infrastructure to accommodate the expanded marketing and business development functions necessary to execute against our strategic plan. These expansions were initiated by the hiring of Greg Gosch, our Vice President of Marketing and Sales, in October 2004 and Russell Bradley, our Vice President of Business Development and Strategic Planning, in May 2005 and included the related increases of infrastructure in their organizations.
     During 2005, we incurred increased professional fees related to expanding, supporting and defending our intellectual property estate and strategic partnership relationships. For the year ended December 31, 2005, the Company incurred approximately $782,000 of additional professional fees over the year ended December 31, 2004, primarily attributable to the litigation settlements and other intellectual property matters. Additionally, as indicated in the Company’s financial statements for the year ended December 31, 2005, the Company settled a lawsuit with Dynal Biotech, LLC on June 30, 2005. The Company recorded $322,000 of expense related to its portion of the settlement among Dynal Biotech, LLC, MiraiBio Corporation and us.
     During the year ended 2004 we moved towards the issuance of restricted stock in lieu of stock options as a form of long-term incentive compensation for our directors and employees. The move was made for several reasons including extension of our existing equity plans and the impending implementation of SFAS No. 123(R), required to be implemented for the Company beginning January 1, 2006. During the year ended December 31, 2005 and 2004 the company recorded $1.6 million and $675,000 of stock compensation expense, respectively, related to restricted stock issuances to directors and employees of the company. As a result of the transition, stock compensation expense related to restricted stock issuances increased by approximately $901,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. Had the company elected not to make the transition to restricted stock, no compensation expense would have been recorded for employee and director options issued at the prevailing market price on the date of issuance in accordance with APB 25.
     Our ability to achieve profitability continues to depend upon our ability to establish and maintain successful strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Our strategic partners may develop application-specific bioassay kits for use on our systems that they will sell to their customers, may perform testing services for third parties using our technology or may buy our consumable products and then resell those products to their customers, all generating royalties. At December 31, 2005, we had over 50 partners and 24 commercialized partners. Commercialized partners are those partners who have either released commercialized products based on the Luminex platform or are redistributing our products and are reporting royalties. As of December 31, 2005, our partners have obtained 28 510(k) clearances for 154 assays and 2 software packages running on Luminex xMAP technology.
     As we continue to strive towards making xMap technology a standard for performing bioassays within our key market segments, we believe that we need to continue to concentrate on the following objectives: (i) sustain our focus on the segments of the life science and diagnostics markets where we believe we have a competitive advantage, (ii) continue to make strategic investments in the technology through our research and development efforts, (iii) grow our installed base, and the related product line to drive increased utilization per system, (iv) forge key partnerships with market leaders to broaden the use of and accelerate market acceptance of our technology, (v) maintain our strong financial position and sound corporate governance, (vi) expand our footprint in the marketplace in both bio-defense and assay development, including through the opportunistic pursuit of acquisitions, and (vii) to continue our progress toward profitability. A critical component of these objectives will be to continually enhance our position via a customer focused development process and a customer focused service strategy.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A summary of our significant accounting policies is described in Note 1 of our Consolidated Financial Statements. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.
     Revenue Recognition. Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time our product is shipped. If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met. Royalty revenue is generated when a partner sells products incorporating our technology, provides testing services to third parties using our technology or resells our consumables. Royalty revenue is recognized as it is reported to us by our partners; therefore, the underlying end-user sales may be related to prior periods. We also sell extended service contracts for maintenance and support of our products. Revenue for service contracts is recognized ratably over the term of the agreement.
     Total deferred revenue as of December 31, 2005 was $6.9 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $4.3 million, (ii) unamortized revenue related to extended service contracts in the amount of $1.7 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $500,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.
     Inventory Valuation. Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At December 31, 2005, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales.
     Warranties. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.
     Accounts Receivable and Allowance for Doubtful Accounts. We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses historically have been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant change in the liquidity or financial position of any one of our significant customers, or a deterioration in the economic environment, in general, could have a material adverse impact on the collectibility of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.
Results of Operations
     The following table sets forth the percentage of net sales of certain items in the Consolidated Statements of Operations. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2005	2004	2003
Revenue	100%	100%	100%

Cost of revenue	47%	59%	63%

Gross profit	53%	41%	37%

Operating expenses
Research and development	13%	11%	12%
Selling, general and administrative	48%	42%	50%

Total operating expenses	61%	53%	62%

Loss from operations	(8)%	(12)%	(25)%

Other income, net	3%	2%	2%

Settlement of litigation	(1)%	0%	7%

Income taxes	0%	0%	0%

Net loss	(6)%	(10)%	(16)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended December 31,
	2005	2004	Variance
	(in thousands)
Revenue	$42,313	$35,880	$6,433
Gross profit	$22,321	$14,722	$7,599
Gross margin percentage	53%	41%	12%
Operating expenses	$25,817	$18,886	$6,931
Net loss	$(2,666)	$(3,605)	$939
     Revenue. Total revenue increased to $42.3 million for the year ended December 31, 2005 from $35.9 million in 2004. The increase in revenue was primarily attributable to increased acceptance and utilization of our technology in the marketplace as evidenced by our continued increase in royalty revenue. We continue to have revenue concentration in a limited number of strategic partners, as two customers accounted for 39.0% of total revenue in 2005 (23.0% and 16.0%, respectively). The top five customers, by revenue, accounted for 57% of total revenue. No other customer accounted for more than 10% of total revenue.
     A breakdown of revenue for the year ended December 31, 2005 and 2004 is as follows (in thousands):

	Year Ended December 31,
	2005	2004
System sales	$18,812	$18,956
Consumable sales	13,084	9,002
Royalty revenue	5,255	3,210
Service contracts	2,444	1,565
Other revenue	2,718	3,147

	$42,313	$35,880

     System and peripheral component sales remained flat at $19.0 million for the year ended December 31, 2005. System sales decreased to 698 (693 LX systems and 5 HTS) for 2005 as compared to 793 (788 LX systems and 5 HTS) in the prior year, bringing total system sales to approximately 3,400 as of December 31, 2005. During 2005, five of our partners accounted for 486, or 70%, of total system sales for the period. These five partners purchased 475 or 60% of total system sales in 2004.
     Consumable sales, comprised of microspheres and sheath fluid, increased 45% to $13.1 million during 2005 from $9.0 million in 2004. We believe the increase is primarily the result of the increased use and acceptance of our technology and the increased installed base of our systems. Partners who reported royalty bearing sales accounted for $10.9 million, or 83%, of total consumable sales for the year ended December 31, 2005. In addition, during 2005, we had 28 bulk purchases of consumables totaling approximately $9.2 million as compared with 23 bulk purchases totaling approximately $5.4 million in the prior year. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales, and related bulk purchases, continue to rise.
     Royalty revenue increased 64% to $5.3 million for the year ended December 31, 2005 from $3.2 million for the year ended December 31, 2004. We believe this increase is also primarily the result of the increased use and acceptance of our technology. For the year ended December 31, 2005, we had 24 commercial partners submit royalties as compared with 22 for the year ended December 31, 2004. Additionally, the 22 partners from whom we recognized $3.2 million in royalties in 2004 represented approximately $5.1 million of the total royalties in 2005, an increase of approximately 59% over their prior year payments. Two of our partners reported royalties totaling an aggregate of approximately $2.4 million, or 46%, of the total royalties for 2005. No other customers accounted for more than 10% of total royalty revenue for 2005. Total royalty bearing sales reported to us by our partners were approximately $86 million for the year ended December 31, 2005.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of a contract, increased to $2.4 million during 2005 from $1.6 million in 2004. This increase is attributable to increased sales of extended service contracts, which is a direct result of the increase in the commercial base of Luminex systems as compared to the prior year period. At December 31, 2005, we had 551 Luminex systems covered under an extended service agreement and $1.7 million in deferred revenue related to those contracts. At December 31, 2004, we had 345 Luminex systems covered under an extended service agreement and $1.1 million in deferred revenue related to those contracts.
     Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and special project revenue, decreased to $2.7 million for the year ended December 31, 2005 from $3.1 million for the year ended December 31, 2004. The decrease was primarily attributable to a decrease in special project revenue and a one time contractual adjustment of $245,000 related to unfulfilled purchase commitments by one of our partners that occurred in 2004. The decrease was partially offset by an increase in amortized license fees. For the year ended December 31, 2005, we had $1.4 million of part sales, $528,000 of shipping revenue, $415,000 in amortized license fees, $187,000 in training revenue and $140,000 of other miscellaneous revenue.
     Gross Profit. Gross profit increased to $22.3 million for the year ended December 31, 2005, as compared to $14.7 million for the year ended December 31, 2004. The gross margin percentage increased to 53% for the year ended December 31, 2005 from 41% for the year ended December 31, 2004. The increase in gross margin was primarily attributable to the increase in the percentage of consumables and royalties, our highest margin items, as a percentage of total revenue and to a lesser extent an increase in average system sales price. For 2005, consumables and royalties represented 43% of total revenue as compared with 34% for the prior year.
     Research and Development Expense. Research and development expenses increased to $5.6 million for the year ended December 31, 2005 from $3.8 million for the year ended December 31, 2004. The increase was primarily attributable to increases in personnel costs associated with the addition of employees in 2005 and increased costs related to direct materials and consumable supplies utilized in the research and development process. Research and development headcount at December 31, 2005 was 42 as compared to 34 at December 31, 2004. As a percentage of revenue, research and development expense increased 13% in 2005 as compared with 11% in 2004. Our current expectation is for research and development costs to remain between 10% and 15% of total revenue for 2006.
     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $20.2 million for the year ended December 31, 2005 from $15.1 million for the comparable period in 2004. The increase was primarily attributable to building our infrastructure to accommodate the expanded marketing and business development functions necessary to execute our strategic plan; increased professional fees related to the development and protection of our intellectual property estate; and an increase in incremental stock compensation charges related to equity issuances to employees as a result of the transition to the issuance of restricted stock in lieu of stock options. As a percentage of revenue, selling, general and administrative expenses were 48% in 2005 and 42% in 2004. We believe that our selling, general and administrative expenses are leverageable and can support additional revenue with relatively minimal additions.
     Other Income, net. Other income increased to $1.2 million for the year ended December 31, 2005 from $572,000 for the year ended December 31, 2004. The average rate on current invested balances was 3.9% as of December 31, 2005 compared to 1.4% as of December 31, 2004.
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
	(in thousands)
Revenue	$35,880	$26,292	$9,588
Gross profit	$14,722	$9,830	$4,892
Gross margin percentage	41%	37%	4%
Operating expenses	$18,886	$16,305	$2,581
Net loss	$(3,605)	$(4,209)	$604
     Revenue. Total revenue increased to $35.9 million for the year ended December 31, 2004 from $26.3 million in 2003. The increase in revenue was primarily attributable to increased acceptance and utilization of our technology in the marketplace as evidenced by increases in all revenue line items. We continued to have revenue concentration in a limited number of strategic partners, as two customers accounted for 35.0% of total revenue in 2004 (24.0% and 11.0%, respectively). No other customer accounted for more than 10% of total revenue.
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
     Consumable sales, comprised of microspheres and sheath fluid, increased to $9.0 million during 2004 from $6.1 million in 2003. We believe the increase was primarily the result of the increased use and acceptance of our technology and the increased installed base of our systems. Partners who reported royalty bearing sales accounted for $5.5 million, or 62%, of total consumable sales for the year ended December 31, 2004. In addition, during 2004, we had 23 bulk purchases of consumables totaling approximately $5.4 million as compared with 17 bulk purchases totaling approximately $3.2 million in the prior year.
     Royalty revenue increased to $3.2 million for the year ended December 31, 2004 from $1.4 million for the year ended December 31, 2003. We believe this increase was also primarily the result of the increased use and acceptance of our technology. For the year ended December 31, 2004, we had 22 commercial partners submit royalties as compared with 20 for the year ended December 31, 2003. Additionally, the 20 partners from whom we recognized $1.4 million in royalties in 2003 represented approximately $3.1 million of the total royalties in 2004, an increase of approximately 126% over their prior year payments. Five of our partners reported royalties totaling an aggregate of approximately $2.3 million, or 71%, of the total royalties for 2004. Total royalty bearing sales by our partners were over $52 million for the year ended December 31, 2004 compared to over $22 million for the year ended December 31, 2003.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of the contract, increased to $1.6 million during 2004 from $1.1 million in 2003. This increase was attributable to increased sales of extended service contracts, which is a direct result of the increase in the commercial base of Luminex Systems as compared to the prior year period. At December 31, 2004, we had 345 Luminex Systems covered under an extended service agreement and $1.1 million in deferred revenue related to those contracts. At December 31, 2003, we had 200 Luminex Systems covered under an extended service agreement and $778,000 in deferred revenue related to those contracts.
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
     Gross Profit. Gross profit increased to $14.7 million for the year ended December 31, 2004, as compared to $9.8 million for the year ended December 31, 2003. The gross margin percentage increased to 41% for the year ended December 31, 2004 from 37% for the year ended December 31, 2003. The increase in the gross margin percentage was primarily attributable to an increase in the high margin items (consumables and royalties) as a percentage of total revenue and the allocation of our fixed costs over a higher revenue base. However, these factors were partially offset by margin compression resulting from the higher cost of the new laser configuration beginning in the second quarter of 2004. For 2004, consumables and royalties represented 34% of total revenue as compared with 28% for the prior year.
     Research and Development Expense. Research and development expenses increased to $3.8 million for the year ended December 31, 2004 from $3.2 million for the year ended December 31, 2003. The increase was primarily attributable to increases in personnel costs associated with the addition of employees in late 2003 and 2004. Research and development headcount at December 31, 2004 was 34 as compared to 33 at December 31, 2003 (and 28 at September 30, 2003). As a percentage of revenue, research and development expense was 11% in 2004 and 12% in 2003.

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
Quarterly Results
     The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data).

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Revenue	$9,320	$10,652	$10,764	$11,577
Gross profit	4,842	6,358	5,470	5,651
Loss from operations	(514)	(280)	(991)	(1,711)
Net loss	(298)	(363)	(657)	(1,348)
Basic loss per share	(0.01)	(0.01)	(0.02)	(0.04)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Revenue	$9,295	$9,171	$8,359	$9,055
Gross profit	4,009	3,381	3,541	3,791
Loss from operations	(246)	(1,217)	(1,313)	(1,388)
Net loss	(143)	(1,126)	(1,156)	(1,180)
Basic loss per share	(0.00)	(0.04)	(0.04)	(0.04)
Liquidity and Capital Resources
     At December 31, 2005, we held cash and cash equivalents of $25.2 million, short-term investments of $10.9 million and long-term investments of $5.5 million, for an aggregate of $41.6 million. At December 31, 2004, we held cash and cash equivalents of $19.2 million, short-term investments of $12.9 million and long-term investments of $4.0 million, for an aggregate of $36.1 million. As of December 31, 2005 and 2004, working capital was $39.4 million and $40.8 million, respectively. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term and long-term, interest-

bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities with maturities of two years or less.
     Cash provided by operations was $7.0 million for the year ended December 31, 2005. Significant items affecting operating cash flow for the period were net inventory decreases of $3.4 million, net deferred revenue increases of $2.7 million and net increases of accounts payable of $1.8 million. Based on the current financial position and improvements in 2005, we expect operating cashflow for 2006 to result in a modest use of cash.
     Cash used in investing was $2.4 million for the year ended December 31, 2005 as compared with $17.5 million for the year ended December 31, 2004. In 2005, we made purchases of property, plant and equipment of $2.8 million primarily for leasehold improvements. Currently, exclusive of changes in investments, we expect cash used in investing activities to be primarily for purchases of property, plant and equipment and to be approximately equivalent with 2005.
      Our operating expenses during the year ended December 31, 2005 were $25.8 million, of which $5.6 million was research and development expense and $20.2 million was selling, general and administrative expense. We currently expect that increases in operating expenses for 2006 would be substantially offset by increases in gross profit. Additionally, we expect research and development expenses to remain between 10% and 15% of total revenue in 2006. Our expected increase in research and development expenses for 2006 relative to 2005 is a result of our content strategy and expanded focus on product development. Our expected increase in selling, general and administrative expenses over those of 2005 is primarily a result of increased stock compensation expense related to the required adoption of FAS 123(R) and increased professional fees related to the development and protection of our intellectual property estate.
     We presently outsource certain aspects of the assembly of our systems to contract manufacturers. We have noncancelable purchase requirements with certain of our component suppliers that require us to take delivery of a minimum number of component parts for our products or the cost per unit will increase, which would adversely impact our gross margin. We are not otherwise committed to scheduled purchase requirements. However, because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs.
     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken based on recommendations of our strategic consulting study or the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2006. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements through 2006. Based upon our current operating plan and structure, management anticipates total cash use for 2006 to be approximately $3.6 to $5.6 million, giving us an anticipated balance in cash, cash equivalents, short-term and long-term investments at December 31, 2006 of $36.0 to $38.0 million. Factors that could affect this estimate, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) our ability to maintain our net loss at levels comparable to 2005, (iv) settlement of other accrued liabilities, and (v) signing of partnership agreements which include significant up front license fees.
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

Contractual Obligations
     We currently have approximately $2.6 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage during 2006. The following table reflects the Company’s total current non-cancelable obligations by period (in thousands):

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$4,236	$952	$2,947	$337	$—
Non-cancelable purchase obligations (1)	1,649	1,649	—	—	—

Total	$5,885	$2,601	$2,947	$337	$—

(1)	These obligations are primarily a result of normal inventory purchases. Purchase obligations do not extend beyond a year; however, we would expect future years to have purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.
Employment Contracts
     The company has entered into employment contracts with certain of its key executives. Generally certain amounts may become payable in the event the Company terminates the executives’ employment without cause.
Inflation
     We do not believe that inflation has had a direct adverse effect on our operations. However, a substantial increase in product and manufacturing costs and personnel related expenses could have an adverse impact on our results of operations in the event these expenses increase at a faster pace than we can increase our system, consumable and royalty rates.
Recent Accounting Pronouncements
     In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation,” which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it until July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005 an extension until January 31, 2006 to adopt SFAS No. 123(R). SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company has adopted SFAS No. 123(R) as of January 1, 2006, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. We will use the modified prospective method for transition which requires that compensation expense be recorded for all unvested stock options beginning on the adoption date. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No.123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future; however, as of January 1, 2006 there was approximately $5.2 million of estimated future option expense related to unvested stock options.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on our results of operations or financial position.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, “Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in an accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS 154 effective January 1, 2006. The impact of SFAS 154 will depend on an accounting change, if any, in a future period.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our interest income received on our cash balances is sensitive to changes in the general level of domestic interest rates, particularly since the majority of our investments are in instruments that meet the definition of cash equivalents or in short-term investments and are held to maturity. A 50 basis point fluctuation from average investment returns at December 31, 2005 would yield an approximate 13% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign customers, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency and currency market risk is limited.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Luminex Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Luminex Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Luminex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Luminex Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Luminex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luminex Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005 of Luminex Corporation and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Luminex Corporation
We have audited the accompanying consolidated balance sheets of Luminex Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Luminex Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 10, 2006

LUMINEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,206	$19,238
Short-term investments	10,947	12,891
Accounts receivable, (net of allowance for doubtful accounts of $366 and $278 at December 31, 2005 and 2004, respectively)	6,580	5,864
Inventories, net	4,281	7,650
Prepaids and other	1,170	841

Total current assets	48,184	46,484

Property and equipment, net	3,222	1,383
Long-term investments	5,466	3,991
Other	1,163	1,317

Total assets	$58,035	$53,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,412	$1,642
Accrued liabilities	2,970	2,702
Deferred revenue	2,438	1,317

Total current liabilities	8,820	5,661
Deferred revenue	4,505	2,968

Total liabilities	13,325	8,629

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 31,655,683 shares in 2005; 31,169,692 shares in 2004	32	31
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	135,440	131,833
Deferred compensation	(4,219)	(3,335)
Accumulated other comprehensive loss	18	(88)
Accumulated deficit	(86,561)	(83,895)

Total stockholders’ equity	44,710	44,546

Total liabilities and stockholders’ equity	$58,035	$53,175

See the acompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue	$42,313	$35,880	$26,292

Cost of revenue	19,992	21,158	16,462

Gross profit	22,321	14,722	9,830

Operating expenses:

Research and development	5,600	3,802	3,207

Selling, general and administrative	20,217	15,084	13,098

Total operating expenses	25,817	18,886	16,305

Loss from operations	(3,496)	(4,164)	(6,475)

Other income, net	1,174	572	426

Settlement of litigation	(322)	—	1,840

Income taxes	(22)	(13)	—

Net loss	$(2,666)	$(3,605)	$(4,209)

Net loss per share, basic and diluted	$(0.09)	$(0.12)	$(0.14)

Shares used in computing net loss per share, basic and diluted	30,990	30,698	29,814
See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,666)	$(3,605)	$(4,209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,048	880	1,101
Amortization of deferred stock, restricted stock and stock compensation expense	1,675	835	240
Imputed interest	(13)	(15)	(17)
(Gain) loss on disposal of assets	83	(34)	6
Other	9	9	10
Changes in operating assets and liabilities:
Accounts receivable, net	(716)	(638)	(2,767)
Inventories, net	3,369	(2,882)	1,586
Other assets	(332)	7	(86)
Accounts payable	1,770	(125)	687
Accrued liabilities	137	574	(979)
Deferred revenue	2,658	(278)	699

Net cash provided by (used in) operating activities	7,022	(5,272)	(3,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(15,450)	(22,856)	—
Maturities of held-to-maturity securities	15,919	5,973	—
Purchase of property and equipment	(2,830)	(545)	(325)
Proceeds from sale of assets	21	49	26
Acquired technology rights	—	(72)	(250)
Notes receivable — related parties	—	—	43

Net cash used in investing activities	(2,340)	(17,451)	(506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,180	2,495	3,228

Net cash provided by financing activities	1,180	2,495	3,228

Effect of foreign currency exchange rate on cash	106	(14)	5
Change in cash and cash equivalents	5,968	(20,242)	(1,002)
Cash and cash equivalents, beginning of year	19,238	39,480	40,482

Cash and cash equivalents, end of year	$25,206	$19,238	$39,480

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated
	Common Stock		Additional	Other	Deferred		Total
	Number of		Paid-In	Comprehensive	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Compensation	Deficit	Equity
Balance at December 31, 2002	29,459,218	29	121,702	(79)	—	(76,081)	45,571
Exercise of stock options	841,839	1	3,227	—	—	—	3,228
Amortization of deferred stock and stock compensation expense	—	—	240	—	—	—	240
Net loss	—	—	—	—	—	(4,209)	(4,209)
Foreign currency translation adjustment	—	—	—	5	—	—	5

Balance at December 31, 2003	30,301,057	30	125,169	(74)	—	(80,290)	44,835
Exercise of stock options	556,100	1	2,494	—	—	—	2,495
Amortization of deferred stock and stock compensation expense	—	—	544	—	(312)	—	232
Grant of restricted stock, net	312,535	—	3,626	—	(3,640)	—	(14)
Amortization of restricted stock	—	—	—	—	617	—	617
Net loss	—	—	—	—	—	(3,605)	(3,605)
Foreign currency translation adjustment	—	—	—	(14)	—	—	(14)

Balance at December 31, 2004	31,169,692	$31	$131,833	$(88)	$(3,335)	$(83,895)	$44,546
Exercise of stock options	204,837	1	1,179	—	—	—	1,180
Amortization of deferred stock and stock compensation expense	—	—	(325)	—	312	—	(13)
Grant of restricted stock, net	307,428	—	2,967	—	(2,967)	—	—
Amortization of restricted stock	—	—	—	—	1,606	—	1,606
Forfeiture of Restricted Stock	(26,274)		(214)		165		(49)
Net loss	—	—	—	—	—	(2,666)	(2,666)
Foreign currency translation adjustment	—	—	—	106	—	—	106

Balance at December 31, 2005	31,655,683	$32	$135,440	$18	$(4,219)	$(86,561)	$44,710

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
     Luminex Corporation develops, manufactures and sells proprietary biological testing technologies with applications throughout the life sciences industry. Our xMAP® technology, an open architecture, multiplexing technology, allows our Luminex systems to simultaneously perform up to 100 bioassays on a single drop of fluid by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research.
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
     In 2005, two customers each accounted for more than 10% of our total revenues. Bio-Rad Laboratories, Inc. accounted for 23%, 24% and 16% of our total revenues in 2005, 2004 and 2003, respectively. One Lambda, Inc. accounted for 16%, 11% and 11% of our total revenues in 2005, 2004 and 2003, respectively. Biomedical Diagnostics and MiraiBio Inc. accounted for 12% and 10%, respectively in 2003. No other customer accounted for more than 10% of total revenues in 2005, 2004 or 2003.
Inventories
     Inventories, consisting primarily of raw materials and purchased components, are stated at the lower of cost, determined using average cost, or market. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.
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
Revenue Recognition and Allowance For Doubtful Accounts
     Revenue from sales of the Company’s products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collectibility is probable. Generally, these criteria are met at the time the product is shipped. If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met. Revenues from royalties related to agreements with strategic partners are recognized when such amounts are reported to the Company; therefore, the underlying end-user sales may be related to prior periods. Revenue from extended service agreements is deferred and recognized ratably over the term of the agreement.
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
Stock-Based Compensation
     SFAS No. 123 and SFAS No. 148 prescribe accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
     As required by SFAS No. 123 and SFAS No. 148, we have determined the pro forma net income and earnings per common share as if compensation cost had been determined based on the fair value of the options granted and then recognized ratably over the vesting period. The fair value of each option grant was estimated using the Black Scholes Option-Pricing model based on the date of grant and the following weighted average assumptions at December 31:

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.6	0.7	0.9
Risk-free rate of return	5.0%	5.0%	5.0%
Expected life	7 yrs.	7 yrs.	10 yrs.
Weighted average fair value at grant date	$4.68	$6.89	$4.86

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

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(2,666)	$(3,605)	$(4,209)
Add: Stock-based employee compensation expense included in reported net loss	1,575	675	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,834)	(5,307)	(5,697)

Pro forma net loss	$(5,925)	$(8,237)	$(9,906)

Earnings per share
Basic and Diluted — as reported	$(0.09)	$(0.12)	$(0.14)
Basic and Diluted — pro forma	$(0.19)	$(0.27)	$(0.33)
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
NOTE 2 – INVESTMENTS
     Held-to-maturity securities as of December 31, 2005 and 2004 consisted of $16.4 million and $16.9 million of federal agency debt securities, respectively. Amortized cost approximates fair value of these investments.
     The amortized cost of held-to-maturity debt securities at December 31, 2005 and 2004, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 31,
	2005			2004
		Accrued	Amortized		Accrued	Amortized
	Cost	Interest	Cost	Cost	Interest	Cost
Due in one year or less	$10,947	$93	$11,040	$12,891	$66	$12,957
Due after one year through two years	5,466	23	5,489	3,991	28	4,019

	$16,413	$116	$16,529	$16,882	$94	$16,976

NOTE 3 — ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following at December 31 (in thousands):

	2005	2004
Accounts receivable	$6,946	$6,142
Less: Allowance for doubtful accounts	(366)	(278)

	$6,580	$5,864

     The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2002	$400
Reductions charged to costs and expenses	(58)
Write-offs of uncollectible accounts	(3)
Recoveries of uncollectible accounts	1

Balance at December 31, 2003	340
Reductions charged to costs and expenses	(34)
Write-offs of uncollectible accounts	(28)
Recoveries of uncollectible accounts	—

Balance at December 31, 2004	278
Additions charged to costs and expenses	90
Write-offs of uncollectible accounts	(2)
Recoveries of uncollectible accounts	—

Balance at December 31, 2005	$366

NOTE 4 — INVENTORY, NET
     Inventory consisted of the following at December 31 (in thousands):

	2005	2004
Parts and supplies	$4,011	$5,504
Work-in-progress	526	1,985
Finished goods	205	698

	4,742	8,187
Less: Allowance for excess and obsolete inventory	(461)	(537)

	$4,281	$7,650

     The Company has non-cancelable purchase commitments with certain of its component suppliers in the amount of approximately $1.6 million for 2006. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

NOTE 5 — PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following at December 31 (in thousands):

	2005	2004
Laboratory equipment	$3,954	$3,063
Leasehold improvements	2,102	964
Computer equipment	1,237	1,075
Purchased software and intangibles	1,901	1,722
Furniture and fixtures	438	387

	9,632	7,211
Less: Accumulated amortization and depreciation	(6,410)	(5,828)

	$3,222	$1,383

NOTE 6 — OTHER ASSETS
     Other assets consisted of the following at December 31 (in thousands):

	2005	2004
Purchased technology rights (net of accumulated amortization of $308,000 and $222,000 in 2005 and 2004, respectively)	$689	$775
Other	560	628

	1,249	1,403
Less: Current portion	(86)	(86)

	$1,163	$1,317

     In March 2001, the Company entered into an agreement that provides the Company with a license to commercialize products incorporating certain patented technology. Under the terms of the agreement, the Company made $800,000 in milestone payments through December 31, 2003, none in 2004 and has agreed to make additional payments of $200,000 in the aggregate upon the achievement of additional milestones. In addition, the Company will make royalty payments based on sales of the developed products incorporating the licensed technology. The costs of the technology rights acquired were capitalized and are being amortized on a straight-line basis over their estimated useful lives of five to fifteen years. For the years ended December 31, 2005 and 2004, the Company recognized amortization expense related to the amortization of these acquired technology rights of approximately $86,000 and $84,000, respectively. Future amortization expense will be $86,000 in 2006, $75,000 in 2007, $59,000 in 2008, $59,000 in 2009, $59,000 in 2010 and $351,000 thereafter.
NOTE 7 — ACCRUED WARRANTY COSTS
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

      The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2003	$475
Warranty expenses	(974)
Accrual for warranty costs	1,003

Accrued warranty costs at December 31, 2004	504
Warranty expenses	(785)
Accrual for warranty costs	632

Accrued warranty costs at December 31, 2005	$351

NOTE 8 — INCOME TAXES
     The components of the provision for income taxes attributable to continuing operations are as follows for the years ended December 31, 2005 and December 31, 2004 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
Foreign	22	13	—
State	—	—	—

Total current	22	13	—

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$22	$13	$—

     As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $94.6 million and research and development credit carryforwards of approximately $1.7 million that will begin to expire in 2010 if not utilized prior to that time. Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and research and development credits before utilization.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows (in thousands):

	2005	2004	2003
Deferred tax assets:
Current deferred tax assets
Accrued liabilities and other	$645	$1,117	$1,297

Gross current deferred tax assets	645	1,117	1,297
Valuation allowance	(425)	(892)	(1,134)

Net current deferred tax assets	220	225	163
Noncurrent deferred tax assets
Net operating loss and credit carryforwards	35,018	35,031	32,699
Deferred revenue	2,562	1,568	1,674
Depreciation and amoritization	279	197	295
Investment basis	1,637	1,637	1,637

Gross Noncurrent Deferred Tax Assets	39,496	38,433	36,305
Valuation allowance	(39,496)	(38,433)	(36,305)

Net noncurrent deferred tax assets	—	—	—

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(220)	(225)	(163)

Total current deferred tax liabilities	—	—	—

Net current deferred tax asset (liability)	$—	$—	$—

Net noncurrent deferred tax asset (liability)	$—	$—	$—

     The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance increased by approximately $600,000 during 2005, due to operations. Approximately $11.7 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred stock compensation expense.
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
     The Company’s provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended December 31,
	2005	2004	2003
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(3.0)%	(2.7)%	(3.0)%
Permanent items	1.4%	0.8%	0.1%
Research credit generated	0.0%	0.0%	(3.5)%
Deferred assets not benefited	36.4%	36.3%	40.4%

	0.8%	0.4%	0.0%

NOTE 9 — NET LOSS PER SHARE
     The Company has excluded all potentially dilutive securities such as unvested restricted stock, outstanding stock options to purchase common stock and shares subject to repurchase from the calculation of diluted loss per common share because such securities are anti-dilutive for all periods presented. The total shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, were

1,692,591, 1,665,381 and 2,242,816 for the years ended December 31, 2005, 2004 and 2003, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share.
NOTE 10 — STOCKHOLDERS’ EQUITY
Preferred Stock
     The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders. At December 31, 2005 and 2004, there was no preferred stock issued and outstanding.
Stockholders’ Rights Plan
     On June 20, 2001, the Company’s Board of Directors declared a dividend of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on July 2, 2001. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $100 per fractional share, subject to adjustment. The rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 20 percent or more of common stock. The rights expire on June 20, 2011.
NOTE 11 — COMPREHENSIVE LOSS
     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive loss is comprised of net loss and foreign currency translation. Comprehensive loss for the years ended December 31, 2005 and 2004 was approximately $2.6 million and $3.6 million, respectively.
NOTE 12 — EMPLOYEE BENEFIT PLANS
Equity Incentive Plans
     Under the Company’s 1996 Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 2001 Broad-Based Stock Option Plan (the “2001 Plan”), certain employees, non-employees and non-employee directors have been granted options to purchase shares of common stock. The stock options generally vest in installments over a multi-year period and expire either five or ten years after the date of grant. Since approval of the 2000 Plan in February 2000, no further option shares are authorized for issuance under the 1996 Plan. At December 31, 2005, there were options for approximately 20,000 shares of common stock outstanding under the 1996 Plan.
     The 2000 Plan allows the Company to grant a variety of incentive awards to key employees, directors and consultants of the Company. A maximum of 3.6 million shares of common stock were authorized for issuance under the 2000 Plan and can be awarded in the form of non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards. A total of approximately 491,000 shares are authorized and available for future issuance as of December 31, 2005. To date, approximately 238,000 shares have been issued pursuant to option exercises under this plan and approximately 620,000 shares have been issued in the form of restricted stock awards as further described below under Restricted Stock Awards. At December 31, 2005, there were options for approximately 2.2 million shares of common stock outstanding under the 2000 Plan.
     The 2001 Plan allows the Company to grant non-qualified stock options to employees and consultants of the Company. Directors and officers of the Company are not eligible to participate in the 2001 Plan or to receive grants thereunder. The number of shares of the Company’s common stock authorized for issuance under the 2001 Plan, is determined by calculating 5% of the maximum number of all issued and outstanding shares of the common stock plus all shares of the common stock which may be directly issuable upon the exercise, exchange or conversion of any outstanding rights, warrants, options or other derivative securities convertible into shares of common stock. As of December 31, 2005, the maximum number of shares authorized for issuance under the 2001 Plan was approximately 1.8 million. A total of approximately 622,000 shares are authorized and available for future issuance as of December 31, 2005. To date, approximately 187,000 shares have been issued pursuant to option exercises under this plan. At December 31, 2005, there were options for approximately 980,000 shares of common stock outstanding under the 2001 Plan.
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
     During the years ended December 31, 2005, 2004 and 2003, the Company recorded deferred stock compensation expense of $1.6 million, $849,000 and $240,000 in connection with certain stock options and restricted stock granted. The amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the common stock at the time of such grants amortized over the vesting period of the grant or, for restricted stock, the fair value of the shares at the time of issuance amortized over the vesting period. The Company recorded approximately $45,000, $174,000 and $240,000 of stock compensation expense related to option issuances during the year to certain non-employees performing services for the Company during 2005, 2004 and 2003, respectively. Unamortized deferred stock compensation was $4.2 million at December 31, 2005.
     In connection with his hiring as our Chief Executive Officer, the Company issued Patrick J. Balthrop a non-qualified stock option grant for the purchase of 500,000 shares of the Company’s common stock dated May 15, 2004 at an exercise price of $9.36 per share (the “Balthrop Option”). The Balthrop Option vests 25% on the first anniversary of the date of grant and ratably on a monthly basis for the three years following the initial vesting date. This award was not pursuant to any of the Company’s existing equity incentive plans. As previously reported, at a meeting of the compensation committee of the Board of Directors on February 10, 2005, the committee approved resolutions to increase the exercise price of the Balthrop Option from $9.36 per share to $10.10 per share (the closing market price on the date immediately preceding the original grant date). This modification was made in order to eliminate the potential application of certain adverse tax implications in light of tax law changes created as a result of the American Jobs Creation Act of 2004. In connection therewith, the compensation committee approved a cash bonus payable to Mr. Balthrop to be paid consistent with the vesting period of the option grant, subject to Mr. Balthrop’s continued employment, equal to $370,000. According to the vesting schedule and assuming no acceleration event contemplated by the Plan, one quarter of the cash bonus was paid as of May 15, 2005 (the first vesting date and consistent with the equity vesting) and the balance of such payments are being made in equal monthly installments over the 36 months thereafter.
     A summary of the changes in stock options is as follows:

		Range of Exercise	Weighted Average
	Shares	Prices	Exercise Price
Options outstanding, December 31, 2002	3,845,666	$1.96 - $41.75	$11.97
Granted	1,729,000	$4.00 - $10.55	$5.59
Exercised	(841,839)	$1.96 - $6.52	$3.83
Surrendered	(590,809)	$3.92 - $41.75	$18.00

Options outstanding, December 31, 2003	4,142,018	$3.92 - $35.63	$10.10
Granted	1,060,586	$0.00 - $12.47	$8.15
Exercised	(556,563)	$3.92 - $8.22	$4.49
Surrendered	(580,436)	$0.00 - $30.82	$14.92

Options outstanding, December 31, 2004	4,065,605	$4.00 - $35.63	$9.76
Granted	23,000	$7.35 - $7.90	$7.48
Exercised	(204,837)	$4.68 - $8.22	$5.76
Surrendered	(155,938)	$4.68 - $25.06	$12.32

Options outstanding, December 31, 2005	3,727,830	$4.00 - $35.63	$9.86

     The following table summarizes outstanding and exercisable options at December 31, 2005:

Options Outstanding				Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	and Vested	Exercise Price
$4.00 - $4.97	959,498	7.21 years	$4.74	480,748	$4.72
$5.01 - $7.51	747,872	6.89 years	6.45	679,747	6.39
$7.53 - $10.10	1,093,425	8.19 years	9.19	563,293	9.04
$10.14 - $24.81	747,035	5.16 years	16.97	739,222	17.03
$24.88 - $35.63	180,000	4.89 years	25.95	180,000	25.95

	3,727,830	6.91 years	$9.86	2,643,010	$10.96

     Total exercisable options as of December 31, 2005, 2004 and 2003 were 2,643,010, 2,241,659 and 2,444,854, respectively.
Reserved Shares of Common Stock
     At December 31, 2005 and 2004, the Company had reserved 4,833,563 and 5,319,554 shares of common stock, respectively, for the issuance of common stock upon the exercise of options issued pursuant to the Company’s equity plans and arrangements. The following table summaries the reserved shares by plan as of December 31, 2005:

	Options	Shares Available	Total Shares
	Outstanding	for Future Issuance	Reserved
1996 Plan	20,400	—	20,400
2000 Plan	2,227,053	491,059	2,718,112
2001 Plan	980,377	621,638	1,602,015
Other *	500,000	—	500,000

	3,727,830	1,112,697	4,840,527

*	Balthrop Option
Employee Savings Plans
     Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2005, 2004 and 2003, each employee could contribute a percentage of compensation up to a maximum of $14,000, $13,000 and $12,000 per year, respectively, with the Company matching 50% of each employee’s contributions. The Company’s contributions for 2005, 2004 and 2003 were $345,000, $287,000 and $242,000, respectively.
Restricted Stock Awards
     Restricted stock awards may be granted at the discretion of the Board of Directors under the 2000 Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the employee’s agreement. During the year ended December 31, 2005, the Company awarded 307,428 shares of restricted common stock, which had a fair value at the date of grant ranging from $7.53 – $10.40. During the year ended December 31, 2004, the Company awarded 312,535 shares of restricted common stock, which had a fair value at the date of grant ranging from $7.78 – $16.00. Compensation under these restricted stock awards was charged to expense over the restriction period and amounted to $1.6 million, $675,000 and $0 in 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the Company had $4.2 million and $3.3 million of deferred stock compensation relating to these restricted stock awards, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES
Lease Arrangements
     The Company has operating leases related primarily to its office facilities. Rental expense for these operating leases for the years 2005, 2004 and 2003 totaled approximately $842,000, $878,000 and $810,000, respectively.
     Minimum annual rental commitments as of December 31, 2005 under non-cancelable leases for each of the next five years and in the aggregate were as follows (in thousands):

2006	$952
2007	977
2008	970
2009	1,000
2010	337
Thereafter	—

Total	$4,236

     These non-cancelable lease commitments include certain rent escalation provisions which have been included in the minimum annual rental commitments shown above. These amounts are recorded to expense on a straight-line basis over the life of the lease.
Non-Cancelable Purchase Commitments
     As of December 31, 2005 the Company had approximately $1.6 million in purchase commitments with several of its inventory suppliers. These commitments require delivery of minimum amounts of components throughout 2006. None of the Company’s current commitments extend past 2006.
Employment Contracts
     The company has entered into employment contracts with certain of its key executives. Generally certain amounts may become payable in the event the Company terminates the executives’ employment without cause.
Legal Proceedings
RBM:
     On April 26, 2005, the Company was served with a complaint, filed by Rules Based Medicine, Inc. (“RBM”) in state district court in Travis County, Texas seeking a declaratory judgment that the formation of HealthMAP Laboratories, Inc. (subsequently renamed the Biophysical Corporation) did not constitute a usurpation of an RBM corporate opportunity and that RBM has the necessary contractual license rights under its existing agreement with the Company to perform certain testing services on behalf of BioPhysical Corporation. On May 19, 2005, we filed an answer to this complaint denying all claims brought by RBM. On June 21, 2005, the parties entered into an agreement, which was subsequently entered with the court on June 22, 2005. Pursuant to this agreement, the parties agreed that RBM would not file any claims related to this matter against the Company until August 1, 2005, and that the Company would not file any claims related to this matter against RBM until August 16, 2005, in order to continue to pursue settlement negotiations. The parties were unable to reach agreement on the terms of settlement. RBM re-filed its lawsuit against us on August 12, 2005, seeking a declaratory judgment against us as set forth above. In response, we re-filed its answer and counterclaims against RBM, as well as new claims against Mark Chandler and Craig Benson, officers of RBM, on August 19, 2005. The parties are currently proceeding with discovery.
NOTE 14 — GUARANTEES
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
NOTE 15 — GEOGRAPHIC INFORMATION
     We operate in one business segment, biological testing in the life sciences industry. The table below provides information regarding product revenues from our sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	2005	2004	2003
Domestic	$32,844	$26,965	$18,243
Foreign:
Europe	5,310	5,710	7,020
Asia	1,123	932	433
Other	3,036	2,273	596

	$42,313	$35,880	$26,292

NOTE 16 — SETTLEMENT OF LITIGATION
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

NOTE 17 — RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation,” which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require entities to adopt it until July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ended December 31, 2005 an extension until January 31, 2006 to adopt SFAS No. 123(R). SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company has adopted SFAS No. 123(R) as of January 1, 2006, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. We will use the modified prospective method for transition which requires that compensation expense be recorded for all unvested stock options beginning on the adoption date. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No.123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future; however, as of January 1, 2006 there was approximately $5.2 million of estimated future option expense related to unvested stock options.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on our results of operations or financial position.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, “Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in an accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS 154 effective January 1, 2006. The impact of SFAS 154 will depend on an accounting change, if any, in a future period.

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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Because of its inherent limitations, internal control over financial reporting may not prevent or detect mistatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited and attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided at Item 8, page 37.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the caption “Proposal 1 — Election of Directors” and to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2006 annual meeting of stockholders to be held on or about May 25, 2006 (the “Proxy Statement”). Our Proxy Statement will be filed with the Securities and Exchange Commission not later than April 28, 2006.
     Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Item 4 of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
     Information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Executive Compensation and Related Matters.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Certain Relationships and Related Party Transactions.”
ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES
     Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Ratification of Appointment of Independent Registered Public Accountants.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
(1)	Financial Statements:
The Financial Statements required by this item are submitted in Part II, Item 8 of this report.
(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.
(3)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1	Asset Purchase Agreement, effective as of September 5, 2002, by and among Rules-Based Medicine, Inc., Luminex Corporation and RBM Acquisition, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Commission upon request) (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 10, 2002).

3.1	Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

4.1	Rights Agreement dated as of June 20, 2001 between Luminex Corporation and Mellon Investor Services, LLC, as Rights Agent which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights (Previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2001).

10.1#	1996 Stock Option Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.2#	Form of Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.3#	Form of Incentive Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.4#	2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.5#	Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.6#	2001 Broad-Based Stock Option Plan of the Company (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.7#	Form of Option Grant Certificate for the 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.8+	Development and Supply Agreement dated as of March 19, 1999 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.9+	Amendment to Development and Supply Agreement dated as of January 13, 2000 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.10	Second Amendment to Development and Supply Agreement dated as of June 12, 2000 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.11+	Distribution, Development and Supply Agreement dated as of August 6, 2001 by and between the Company and Miraibio, Inc (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.12+	Agreement for Electronic Manufacturing Services dated as of January 1, 2000 by and between the Company and Sanmina Corporation (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.13#	Form of Amended and Restated Employment Agreement between the Company and each of Randel S. Marfin, James W. Jacobson, Ph.D. and Oliver H. Meek (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.14#	Management Services Agreement, effective as of August 12, 2002, by and between Luminex Corporation and Thomas W. Erickson (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 10, 2002).

10.15#	First Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson, dated March 1, 2003. (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.16#	Second Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson, dated September 1, 2003 (Previously filed as an Exhibit to the Company’s Quarterly Report of Form 10-Q for the quarterly period ending June 30, 2003).

10.17#	Amendment to Second Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson (Previously filed as an Exhibit to the Company’s Quarterly Report of Form 10-Q for the quarterly period ending September 30, 2003).

10.18#	Third Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson, dated December 11, 2003 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.19#	Fourth Amendment to Management Services Agreement by and between Luminex Corporation and Thomas W. Erickson, dated March 12, 2004 ( Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2003).

10.20#	Consultant Agreement, effective as of September 5, 2002, by and between Mark B. Chandler, Ph.D. and Luminex Corporation (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 10, 2002).

10.21#	Form of Indemnification Agreement dated May 22, 2002 between the Company and each of the

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
directors and officers of the Company (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.22	Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.23	First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation as Tenant, dated July 25, 2002. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.24	Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and Luminex Corporation, as Tenant, dated January 27, 2003 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.25	Sublease Agreement dated as of May 2, 2002 by and between the Company and American Innovations, Ltd., for facilities situated at 12112 Technology Boulevard, Austin, Texas 78727 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.26#	Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2003).

10.27#	Employment Agreement effective as of October 1, 2003, by and between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2003).

10.28#	Employment Agreement effective as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 17, 2004).

10.29#	Employment Agreement effective as of October 25, 2004, by and between Luminex Corporation and Gregory J. Gosch (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 22, 2004).

10.30#	Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’ s Current Report on Form 8-K dated May 23, 2005)

10.31#	Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.32#	Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 17, 2004).

10.33#	Director Compensation Policy (Previously filed as an Exhibit to the Company’ s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.34#	Executive Officer Compensation Summary (Previously filed as an Exhibit to the Company’ s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.35#	Form of Amendment to Executive Employment Agreements.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated in the signature page of this report).

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act and Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(c)	See Exhibits listed under Item 15(a)(3).

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

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

SIGNATURES	TITLE	DATE

/s/ Patrick J. Balthrop Patrick J. Balthrop	President and Chief Executive Officer, Director (Principal Executive Officer)	March 16, 2006

/s/ Harriss T. Currie Harriss T. Currie	Chief Financial Officer, VP — Finance and Treasurer (Principal Financial Officer)	March 16, 2006

/s/ Kristi M. Richburg Kristi M. Richburg	Controller (Principal Accounting Officer)	March 16, 2006

/s/ Robert J. Cresci Robert J. Cresci	Director	March 16, 2006

/s/ Thomas W. Erickson Thomas W. Erickson	Director	March 16, 2006

/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director	March 16, 2006

/s/ Jay B. Johnston Jay B. Johnston	Director	March 16, 2006

/s/ Jim D. Kever Jim D. Kever	Director	March 16, 2006

S-1

SIGNATURES	TITLE	DATE

/s/ G. Walter Loewenbaum II G. Walter Loewenbaum II	Chairman of the Board of Directors, Director	March 16, 2006

/s/ Kevin M. McNamara Kevin M. McNamara	Director	March 16, 2006

/s/ J. Stark Thompson J. Stark Thompson	Director	March 16, 2006

/s/ Gerard Vaillant Gerard Vaillant	Director	March 16, 2006