Form 10-Q
period 2006-03-31
LUMINEX CORP
filed 2006-05-10
CIK 1033905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 31,976,669 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on May 5, 2006.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,602	$25,206
Short-term investments	15,943	10,947
Accounts receivable, net	4,920	6,580
Inventory, net	4,603	4,281
Other	742	1,170

Total current assets	50,810	48,184
Property and equipment, net	3,792	3,222
Long-term investments	2,470	5,466
Other	1,085	1,163

Total assets	$58,157	$58,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,159	$3,412
Accrued liabilities	1,938	2,970
Deferred revenue	2,364	2,438

Total current liabilities	6,461	8,820
Deferred revenue	4,350	4,505

Total liabilities	10,811	13,325

Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	133,325	135,440
Deferred stock compensation	—	(4,219)
Accumulated other comprehensive gain	24	18
Accumulated deficit	(86,035)	(86,561)

Total stockholders’ equity	47,346	44,710

Total liabilities and stockholders’ equity	$58,157	$58,035

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Revenue	$12,997	$9,320
Cost of revenue (including non-cash stock compensation expense of $79 and $17, respectively)	4,737	4,478

Gross profit	8,260	4,842
Operating expenses:
Research and development (including non-cash stock compensation expense of $102 and $18, respectively)	2,197	1,017
Selling, general and administrative (including non-cash stock compensation expense of $984 and $227, repectively)	5,950	4,339

Total operating expenses	8,147	5,356

Income (loss) from operations	113	(514)
Other income, net	416	216
Income taxes	(3)	—

Net income (loss)	$526	$(298)

Net income (loss) per share, basic	$0.02	$(0.01)

Shares used in computing net income (loss) per share, basic	31,201	30,875
Net income (loss) per share, diluted	$0.02	$(0.01)

Shares used in computing net income (loss) per share, diluted	32,379	30,875
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Operating activities:
Net income (loss)	$526	$(298)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	363	222
Stock-based compensation and other	1,165	151
Loss on disposal of assets	27	—
Other	(2)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,659	747
Inventory, net	(322)	(104)
Prepaids and other	428	179
Accounts payable	(1,253)	395
Accrued liabilities	(1,169)	(1,111)
Deferred revenue	(229)	230

Net cash provided by operating activities	1,193	411

Investing activities:
Net purchases of held-to-maturity investments	(2,000)	(5,008)
Purchase of property and equipment	(884)	(492)
Proceeds from sale of assets	5	—

Net cash used in investing activities	(2,879)	(5,500)

Financing activities:
Proceeds from issuance of common stock	1,076	157

Net cash provided by financing activities	1,076	157

Effect of foreign currency exchange rate on cash	6	37
Change in cash and cash equivalents	(604)	(4,895)
Cash and cash equivalents, beginning of period	25,206	19,238

Cash and cash equivalents, end of period	$24,602	$14,343

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2 – INVESTMENTS
     Held-to-maturity securities as of March 31, 2006 consisted of $18,413,000 of federal agency debt securities. Amortized cost approximates fair value of these investments.
     The amortized costs of held-to-maturity debt securities at March 31, 2006, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Accrued	Amortized
	Cost	Interest	Cost
Due in one year or less	$15,943	$124	$16,067
Due after one year through two years	2,470	29	$2,499

	$18,413	$153	$18,566

NOTE 3 – INVENTORY, NET
     Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Parts and supplies	$3,716	$4,011
Work-in-progress	611	526
Finished goods	749	205

	5,076	4,742
Less: Allowance for excess and obsolete inventory	(473)	(461)

	$4,603	$4,281

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 4 – ACCRUED WARRANTY COSTS
     Sales of the Company’s systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation or no more than 15 months from the date of shipment. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically. Warranty expenses and accruals for the three months ended March 31, 2006 were as follows (in thousands):

Accrued warranty costs at December 31, 2005	$351
Warranty expenses	(21)
Accrual for warranty costs	23

Accrued warranty costs at March 31, 2006	$353

NOTE 5 – EARNINGS PER SHARE
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic and diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.
     A reconciliation of the denominators used in computing per share net income (loss) is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income (loss)	$526	$(298)
Denominator:
Denominator for basic net income (loss) per share - weighted average common stock outstanding	31,201	30,875
Dilutive common stock equivalents — common stock options and awards	1,178	—

Denominator for diluted net income (loss) per share - weighted average common stock outstanding and dilutive common stock equivalents	32,379	30,875
     Approximately 1.4 million and 2.1 million weighted-average potential shares of common stock have been excluded from the diluted net income (loss) per share calculation for the three months ended March 31, 2006 and 2005, respectively, as they are anti-dilutive.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 6 – STOCK-BASED COMPENSATION
     At March 31, 2006, the Company has three stock-based employee compensation plans, the 1996 Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 2001 Broad-Based Stock Option Plan (the “2001 Plan”), which are described more below under “Equity Incentive Plans.” Prior to January 1, 2006, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income. Compensation costs related to restricted stock awards (RSAs) and stock options granted below fair value were recognized in the consolidated statements of income.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $515,000 lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.03, if the company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.02.
Equity Incentive Plans
     Under the Company’s 1996 Plan, the 2000 Plan and the 2001 Plan, certain employees, non-employees and non-employee directors have been granted RSAs and options to purchase shares of common stock. The options and RSAs generally vest in installments over a four to five year period and the options expire either five or ten years after the date of grant. As of March 31, 2006, there were 1.1 million shares authorized for future issuance of options or RSAs under these plans.
     The 1996 Plan, the 2000 Plan and 2001 Plan are administered by the Compensation Committee of the Board of Directors which has the authority to determine the terms and conditions under which awards will be granted, including the number of shares, option price, vesting schedule and term. Under certain circumstances, the Company may repurchase previously granted RSAs and options or shares issued upon the exercise of a previously granted option.
     In connection with his hiring as our Chief Executive Officer, the Company issued Patrick J. Balthrop a non-qualified stock option grant for the purchase of 500,000 shares of the Company’s common stock dated May 15, 2004 at an exercise price of $9.36 per share (the “Balthrop Option”). The Balthrop Option vests 25% on the first anniversary of the date of grant and ratably on a monthly basis for the three years following the initial vesting date. This award was not pursuant to any of the Company’s existing equity incentive plans. As previously reported, at a meeting of the compensation committee of the Board of Directors on February 10, 2005, the committee approved resolutions to increase the exercise price of the Balthrop Option from $9.36 per share to $10.10 per share (the closing market price on the date immediately preceding the original grant date). This modification was made in order to eliminate the potential application of certain adverse tax implications in light of tax law changes created as a result of the American Jobs Creation Act of 2004. In connection therewith, the compensation committee approved a

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
cash bonus payable to Mr. Balthrop to be paid consistent with the vesting period of the option grant, subject to Mr. Balthrop’s continued employment, equal to $370,000. According to the vesting schedule and assuming no acceleration event contemplated by the Balthrop Option, one quarter of the cash bonus was paid as of May 15, 2005 (the first vesting date and consistent with the equity vesting) and the balance of such payments are being made in equal monthly installments over the 36 months thereafter.
Accounting for Stock Compensation
     Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and intrinsic value on the date of grant for RSAs. The fair values of grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants.
     In anticipation of adopting SFAS 123(R), the Company evaluated the assumptions used in the Black-Scholes model. As a result, the Company continued its methodology for computing expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility. The expected term is calculated based on an analysis of historical exercises of stock options. The estimate of risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield. The assumptions used are summarized in the following table:

	Three Months Ended
	March 31,
	2006		2005
Dividend yield	0.0%		0.0%
Expected volatility	0.5		0.6
Risk-free rate of return	5.0%		5.0%
Expected life	6	yrs.	7	yrs.
Weighted average fair value at grant date	N/A	(1)	N/A	(1)

(1)	No stock options were issued to employees during these periods.
     As part of the requirements of SFAS 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
     The Company’s stock option activity for the quarter ended March 31, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Options	(in thousands)	Price	Life	(in thousands)
Outstanding at December 31, 2005	3,758 (1)	$9.85
Granted	—	—
Exercised	(162)	6.67
Cancelled or expired	(24)	16.95

Outstanding at March 31, 2006	3,572	$9.94	6.71	$21,634

Vested at March 31, 2006 and expected to vest	3,479	$9.99	6.68	$20,976

Exercisable at March 31, 2006	2,798	$10.54	6.44	$16,157

(1)	This balance has been adjusted to include options that were granted in the prior year, but previously reflected as available for future issuance.
     The weighted average fair value per share of options granted during the three months ended March 31, 2005 was $4.90. During the same periods, the total intrinsic value of stock options exercised was $1.1 million and $64,000, respectively, and the total fair value of stock options that vested was $1.4 million and $1.6 million, respectively. The Company had $4.5 million of total unrecognized compensation costs related to stock options at March 31, 2006 that are expected to be recognized over a weighted-average period of 1.5 years.
     The Company’s non-vested shares activity for the quarter ended March 31, 2006 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Outstanding at December 31, 2005	556	$9.02
Granted	29	13.23
Vested	(48)	8.04
Cancelled or expired	(1)	8.04

Outstanding at March 31, 2006	536	$9.33

     As of March 31, 2006, there was $3.6 million of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average-period of 3.1 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $383,000 and $179,000, respectively.
     There were no significant stock compensation costs capitalized into assets as of March 31, 2006.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
     During the first quarter of 2006, $1.1 million was received for the exercise of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from the 1996 Plan, 2000 Plan and 2001 Plan reserves upon the exercise of stock options and vesting of RSAs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under these plans.
     The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Cost of revenue	$79	$17
Research and developement	102	18
Selling, general and administrative	984	227

Total decrease in net income (loss)	$1,165	$262
     As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s stock option plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per-share amounts):

Three Months
Ended March 31,
2005
Net loss, as reported	$(298)
Add: Stock-based employee compensation expense included in reported net loss	226
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,191)

Pro forma net loss	$(1,263)

Earnings per share
Basic and Diluted — as reported	$(0.01)
Basic and Diluted — pro forma	$(0.04)
NOTE 7 – COMPREHENSIVE INCOME/LOSS
     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation. Comprehensive income was approximately $532,000 for the three months ended March 31, 2006, and comprehensive loss was approximately $261,000 for the three months ended March 31, 2005.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” (SFAS 151) which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have adopted the provisions of SFAS 151 effective January 1, 2006. There was no impact in the quarter ending March 31, 2006.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20, “Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in an accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted the provisions of SFAS 154 effective January 1, 2006. There was no impact in the quarter ending March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I Item 1 of this Report, the “Risk Factors” included in Part II Item 1A of this Report and our Annual Report on Form 10-K for the year ended December 31, 2005.
SAFE HARBOR CAUTIONARY STATEMENT
     This Quarterly Report on Form 10-Q contains statements that are forward-looking statements as defined within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology,

•	dependence on strategic partners for development, commercialization and distribution of products,

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle,

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels,

•	potential shortages of components,

•	competition,

•	the timing of regulatory approvals,

•	the implementation, including any modification, of the Company’s strategic operating plans, and

•	the potential adverse outcome of any pending or future litigation against or by our Company.
     Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the section titled “Risk Factors” below. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.
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
OVERVIEW
     The first quarter of 2006 was our first profitable quarter. The primary factor contributing to our profitability was a higher than usual concentration of revenues in our highest margin items - consumables and royalties.

Consumables and royalties comprised approximately $7.3 million, or 56%, of total revenue. Second, we obtained higher average prices of our systems and thus additional margin. Finally, control of our operating expenses contributed to the positive operating margin for the quarter ended March 31, 2006.
     Consumable revenue was $5.5 million for the quarter ended March 31, 2006 and was highlighted by eight bulk purchases of consumables totaling approximately $4.3 million with one customer accounting for approximately $2.8 million, or 51%, of total quarterly consumable sales. Our customers typically purchase in bulk to eliminate the number of incoming qualification episodes they have to undergo and to allow for longer production and development runs. We do not encourage our customers to buy in bulk, but acknowledge the usefulness of doing so. It is our belief that ultimately we will experience less variability in our bulk purchases as more partners develop commercial products and more customers buy in bulk; however, we do not expect this same level of bulk purchases to recur in the near-term. Additionally, our four-quarter moving average of consumable sales has increased for the twelfth consecutive quarter. At March 31, 2006, our four-quarter moving average of quarterly consumable sales stood at approximately $3.8 million.
     Our royalty revenue was $1.8 million for the three months ended March 31, 2006. This represents approximately $26 million in royalty bearing sales by our partners in the three months ended March 31, 2006 and over $103 million on an annualized basis. Included in royalty revenue for the quarter was a minimum royalty payment of $200,000 attributable to a contractual commitment by one of our partners who has not yet commercialized. As additional partners commercialize and expand their menu offerings, we would expect royalty revenues to continue to grow. We believe that the royalty growth we have experienced is an indication of the acceptance and utilization of our technology over a broader base.
     We sold 142 LX systems during the quarter for approximately $4.0 million. Although the number of systems sold was below our expected range of 150 – 220, we are confident in the appropriateness of that range and believe that we will once again fall within that range in upcoming quarters. The breadth of the range is primarily the result of the timing of our partners’ purchases. While we have some visibility of upcoming system purchases by our partners, absolute timing is difficult to predict as our partners do not typically take delivery of systems in advance of their needs. The higher than historical average prices are a result of the introduction of the LX 200 System in the fall of 2005 and the transition of the majority of our orders to that platform which carries a higher price than the LX 100.
     Although our operating expenses increased over prior periods, they did not increase at the same rate as our gross profit. Total operating expenses for the quarter were approximately $8.1 million and included $1.1 million of stock compensation expense. Effective January 1, 2006, we adopted SFAS 123(R) and began recognizing the cost of employee stock options in our operating results. During the three months ended March 31, 2006 we recorded $614,000 of stock compensation expense related to stock option issuances to our directors and employees in our operating expenses. We have moved towards the issuance of restricted stock in lieu of stock options as a form of long-term incentive compensation to reduce dilution and extend the life of our equity plans. No stock options were issued to employees or directors during the first quarter of 2006 and consequently all stock compensation expense recorded in the first quarter were a result of prior period issuances.
     Research and development expenses for the quarter were $2.2 million and included approximately $102,000 of stock compensation expense. We have focused our research and development efforts on meeting specific needs of the marketplace identified through external consulting studies and internal market assessments. Our intent is to continue to expand our research and development efforts in the near-term to ensure that our products, both existing and new, remain competitive and to increase utilization of our installed base. These efforts include increased focus on the expansion of applications for use on our platforms.
     Selling, general and administrative expenses for the quarter were approximately $6.0 million and included approximately $984,000 in stock compensation expense. Selling, general and administrative expenses include costs related to sales and marketing, business development and strategic planning, finance and accounting, facilities, corporate insurance, information technology infrastructure, and executive management. In the first quarter of 2006, we continued to focus on executing our strategic plan through our sales and marketing and business development efforts.

     At March 31, 2006, our cash and investment balance was approximately $43.0 million, an increase of approximately $1.4 million during the quarter. Primary drivers of the increase in the cash and investment balance were the profitable quarter which included approximately $1.5 million of non-cash expenses, option exercises of approximately $1.1 million, and net collections of accounts receivable of approximately $1.7 million resulting in a days sales outstanding (DSO) in accounts receivable of 34 days at quarter end. We expect our DSO to be in the 50 – 60 range and the lower than expected balance was a result of the high level of consumables and royalties for the quarter and a concentration of consumable orders in the first half of the quarter that had been paid by quarter end. Royalties are reported to us during the quarter and are typically accompanied by payment. These items were partially offset by reductions in accrued liabilities and accounts payable and purchases of property and equipment totaling approximately $3.3 million. Our cash reserves are held in a variety of highly liquid short and long-term interest bearing investments.
     Our ability to achieve sustained profitability continues to depend upon our ability to establish and maintain successful strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Our strategic partners may develop application-specific bioassay kits for use on our systems that they will sell to their customers, may perform testing services for third parties using our technology or may buy our consumable products and then resell those products to their customers, all generating royalties. At March 31, 2006, we had over 50 partners and 24 commercialized partners. Commercialized partners are those partners who have either released commercialized products based on the Luminex platform or are redistributing our products and are reporting royalties. As of March 31, 2006, partners have obtained 32 510(k) clearances for 173 assays and 4 software packages running on Luminex xMAP technology.
     As we continue to strive towards consistent profitability and making xMAP technology a standard for performing bioassays within our key market segments, we believe that we need to continue to concentrate on the following objectives: (i) sustain our focus on the segments of the life science and diagnostics markets where we believe we have a competitive advantage, (ii) continue to make strategic investments in the technology through our research and development efforts, (iii) grow our installed base, and the related product line to drive increased utilization per system, (iv) forge key partnerships with market leaders to broaden the use of and accelerate market acceptance of our technology, (v) maintain our strong financial position and sound corporate governance and (vi) expand our footprint in the marketplace in both bio-defense and assay development, including through opportunistic pursuit of acquisitions. A critical component of these objectives will be to continually enhance our position via a customer focused development process and a customer focused service strategy.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.
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
     Total deferred revenue as of March 31, 2006 was $6.7 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $4.2 million, (ii)

unamortized revenue related to extended service contracts in the amount of $1.9 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $500,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.
     Inventory Valuation. Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At March 31, 2006, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales.
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
     Stock-based Compensation. Prior to fiscal 2006, we accounted for stock-based compensation under the recognition and measurement provisions of APB 25. Effective January 1, 2006, the company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

	Three Months Ended
	March 31,
	2006	2005
Revenue	$12,997	$9,320
Gross profit	$8,260	$4,842
Gross margin percentage	64%	52%
Operating expenses	$8,147	$5,356
Net income (loss)	$526	$(298)
     Revenue. Total revenue increased to $13.0 million for the three months ended March 31, 2006 from $9.3 million for the comparable period in 2005. The increase in revenue was primarily attributable to increased acceptance and utilization of our technology in the marketplace as evidenced by our continued increase in royalty and consumable revenue. As previously disclosed in our Annual Report on Form 10-K, we continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 47% of total revenue in the first quarter of 2006 (30% and 17%, respectively). No other customer accounted for more than 10% of total revenue in this quarter. For comparative purposes, these same two customers accounted for 46% of total revenue (23% and 23%, respectively) in the first quarter of 2005.
     A breakdown of revenue for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
System sales	$3,992	$3,616
Consumable sales	5,502	3,459
Royalty revenue	1,790	1,196
Service contracts	808	522
Other revenue	905	527

	$12,997	$9,320

     System and peripheral component sales increased to $4.0 million for the three months ended March 31, 2006 from $3.6 million for the first quarter of 2005. System sales for the first quarter of 2006 decreased to 142 LX Systems from 152 LX Systems for the corresponding prior year period bringing system sales to approximately 3,542 as of March 31, 2006. Although a fewer number of units were sold in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, revenue increased as a result of an increase in the average system sales price in the three months ended March 31, 2006 relative to the comparable period in 2005. For the three months ended March 31, 2006, five of our partners accounted for 107, or 75%, of total system sales for the period. These five partners purchased 118, or 78%, of total system sales in the three months ended March 31, 2005.
     Consumable sales, comprised of microspheres and sheath fluid, increased to $5.5 million for the three months ended March 31, 2006 from $3.5 million for the three months ended March 31, 2005. We believe the increase is primarily the result of the increased use and acceptance of our technology and the increased installed base of our systems. Partners who reported royalty bearing sales accounted for $4.6 million, or 83%, of total consumable sales for the three months ended March 31, 2006. In addition, during the three months ended March 31, 2006, we had eight bulk purchases of consumables totaling approximately $4.3 million as compared with seven bulk purchases totaling approximately $2.6 million in the three months ended March 31, 2005. During the three months ended March 31, 2006 one customer accounted for approximately $2.8 million, or 51%, of total consumable revenue. This same customer accounted for approximately $1.3 million, or 36%, of total consumable revenue for the three months ended March 31, 2005. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales, and related bulk purchases, continue to rise.
     Royalty revenue increased to $1.8 million for the three months ended March 31, 2006 from $1.2 million for the three months ended March 31, 2005. We believe this increase is also primarily the result of the increased use and acceptance of our technology. For the three months ended March 31, 2006 and 2005, we had 22 commercial partners submitting royalties. One of our partners reported royalties totaling approximately $559,000, or 31% of the total royalties for the current quarter. Three other customers reported royalties totaling approximately $640,000, or 36% (13%, 12% and 11%, respectively) of the total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales by our partners were over $25 million for the quarter ended March 31, 2006 and over $103 million on an annualized basis, compared to over $19 million for the quarter ended March 31, 2005 and over $78 million on an annualized basis. During the three months ended March 31, 2006 we received a minimum royalty payment of $200,000 attributable to a contractual commitment by one of our partners who has not yet commercialized. We received a minimum royalty payment of $100,000 from this same partner during the three months ended March 31, 2005.

     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $808,000 for the first quarter of 2006 from $522,000 for the first quarter of 2005. This increase is attributable to increased sales of extended service agreements, which are primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period. At March 31, 2006, we had 649 Luminex systems covered under extended service agreements and $1.9 million in deferred revenue related to those contracts. At March 31, 2005, we had 421 Luminex systems covered under extended service agreements and $1.4 million in deferred revenue related to those contracts.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and special project revenues, increased to $905,000 for the three months ended March 31, 2006 from $527,000 for the three months ended March 31, 2005. This increase is primarily the result of an increase in miscellaneous part sales and license fees. For the quarter ended March 31, 2006, we had $560,000 of parts sales, $138,000 of shipping revenue, $142,000 of license revenue and $65,000 of other revenue.
     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) increased to 64% for the three months ended March 31, 2006 from 52% for the three months ended March 31, 2005. Gross profit increased to $8.3 million for the three months ended March 31, 2006, as compared to $4.8 million for the three months ended March 31, 2005. The increase in gross profit and gross margin rate was primarily attributable to the increase in the percentage of consumables and royalties, our highest margin items, as a percentage of total revenue and to a lesser extent an increase in the average system sales price. Consumables and royalties comprised $7.3 million, or 56%, of revenue for the current quarter and $4.7 million, or 50%, for the quarter ended March 31, 2005. We anticipate continued fluctuation in gross margin rate and related gross profit primarily as a result of partner bulk purchases.
     Research and development expense. Research and development expenses increased to $2.2 million for the three months ended March 31, 2006 from $1.0 million for the comparable period in 2005. The increase was primarily related to additional personnel costs associated with the increase in employees to 48 at March 31, 2006 from 35 at March 31, 2005, and increased costs related to direct materials and consumable supplies utilized in the research and development process. The number of employees increased in order to allow us to increase our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
     Selling, general and administrative expense. Selling, general and administrative expenses increased to $6.0 million for the three months ended March 31, 2006 from $4.3 million for the comparable period in 2005. This significant increase was primarily attributable to increased stock compensation expense resulting from the adoption of SFAS 123(R) which requires us to recognize the cost of employee services in exchange for an award of equity instruments. Stock compensation expense increased to $984,000 in the three months ended March 31, 2006 from $227,000 in the three months ended March 31, 2005. The increase in selling, general and administrative expenses was also a result of expanding our marketing and business development functions necessary to execute against our strategic plan. These expansions were initiated by the hiring of Greg Gosch, our Vice President of Marketing and Sales, in October 2004 and Russell Bradley, our Vice President of Business Development and Strategic Planning, in May 2005 and included the related increases of infrastructure in their organizations.
     Other income, net. Other income increased to $416,000 for the three months ended March 31, 2006 from $216,000 for the comparable period in 2005. The average rate earned on current invested balances increased to 4.1% at March 31, 2006 from 2.0% at March 31, 2005. This increase in the average rate earned is the result of an overall increase in market rates compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2006	2005
Cash and cash equivalents	$24,602	$25,206
Short-term investments	15,943	10,947
Long-term investments	2,470	5,466

	$43,015	$41,619

     At March 31, 2006, we held cash, cash equivalents, and short-term and long-term investments of $43.0 million and had working capital of $44.3 million. At December 31, 2005, we held cash, cash equivalents, and short-term and long-term investments of $41.6 million and had working capital of $39.4 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term and long-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.
     Cash provided by operations was $1.2 million for the three months ended March 31, 2006, compared with cash provided by operations of $411,000 for the three months ended March 31, 2005.
     Our operating expenses during the three months ended March 31, 2006 were $8.1 million, of which $2.2 million was research and development expense and $6.0 million was selling, general and administrative expense. We currently expect that increases in operating expenses for 2006 would be substantially offset by increases in gross profit. Additionally, we expect research and development expenses to be between 12% and 17% of total revenue for the remainder of 2006. Our expected increase in research and development expenses for 2006 relative to 2005 is a result of our content strategy and expanded focus on product development. Our expected increase in selling, general and administrative expenses over those of 2005 is primarily a result of increased stock compensation expense related to the required adoption of SFAS 123(R) and increased professional fees related to the development and protection of our intellectual property estate.
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
     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions, the status of competitive products and potential cost associated with litigation, including both the protecting and defending our intellectual property. Additionally, actions taken based on recommendations of our strategic consulting study or the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2006. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements through 2006. Based upon our current operating plan and structure, management anticipates total cash use for 2006 to be less than $5.0 million. Factors that could affect this estimate, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) our ability to maintain our profitability, (iv) settlement of other accrued liabilities, and (v) signing of partnership agreements which include significant up front license fees.
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
Contractual Obligations
     We currently have approximately $3.1 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described below.

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$4,003	$964	$1,946	$1,093	$—
Non-cancelable purchase obligations (1)	2,132	2,132	—	—	—

Total	$6,135	$3,096	$1,946	$1,093	$—

(1)	These obligations are primarily a result of normal inventory purchases. Purchase obligations do not extend beyond a year; however, we would expect future years to have purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.
Employment Contracts
     The company has entered into employment contracts with certain of its key executives. Generally certain amounts may become payable in the event the Company terminates the executives’ employment without cause.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at March 31, 2006 would yield an approximate 12% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign partners, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our senior management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, our senior management, including our President and Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures effectively and timely provide them with material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in the reports the Company files or submits under the Exchange Act.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is currently engaged in litigation with Rules Based Medicine, Inc. (“RBM”) in state district court in Travis County, Texas, as previously disclosed in our Annual Report on Form 10-K and quarterly filings with the Securities and Exchange Commission. The parties are currently proceeding with discovery.
     When, and if, it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. Though there can be no assurances, our management believes that the resolution of existing routine matters and other incidental claims, taking into account accruals and insurance, will not have a material adverse effect on our financial condition or results of operation.
ITEM 1A. RISK FACTORS
     Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I Item 2 of this report and other risk factors described in our Annual Report on Form 10-K, which are incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The stock repurchase activity for the first quarter of 2006 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the Plans or
Period	Shares Purchased	per Share (1)($)	Programs	Programs ($)

01/1/06 - 01/31/06	—	—	—	—
02/1/06 - 02/28/06	—	—	—	—
03/1/06 - 03/31/06	9,415	14.58	—	—

Total First Quarter	9,415	14.58	—	—

(1)	Shares repurchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit
Number	Description of Documents
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION

Date: May 10, 2006
	By:	/s/ HARRISS T. CURRIE Harriss T. Currie
Chief Financial Officer (Principal
Financial Officer)

	By:	/s/ PATRICK J. BALTHROP

Patrick J. Balthrop
President and Chief Executive Officer
(Principal Executive Officer)
S-1