Form 10-Q
period 2006-06-30
LUMINEX CORP
filed 2006-08-09
CIK 1033905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File No. 000-30109

LUMINEX CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 31,455,998 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on August 4, 2006.

ii

PART I
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,206	$25,206
Short-term investments	14,180	10,947
Accounts receivable, net	8,056	6,580
Inventory, net	4,142	4,281
Other	1,075	1,170

Total current assets	51,659	48,184

Property and equipment, net	4,093	3,222
Long-term investments	3,277	5,466
Other	1,117	1,163

Total assets	$60,146	$58,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,906	$3,412
Accrued liabilities	2,328	2,970
Deferred revenue	2,276	2,438

Total current liabilities	6,510	8,820
Deferred revenue	4,442	4,505

Total liabilities	10,952	13,325

Stockholders’ equity:
Common stock	31	32
Additional paid-in capital	134,886	135,440
Deferred stock compensation	—	(4,219)
Accumulated other comprehensive gain	40	18
Accumulated deficit	(85,763)	(86,561)

Total stockholders’ equity	49,194	44,710

Total liabilities and stockholders’ equity	$60,146	$58,035

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue	$13,268	$10,652	$26,265	$19,972

Cost of revenue	5,608	4,294	10,346	8,772

Gross profit	7,660	6,358	15,919	11,200

Operating expenses:

Research and development	1,790	1,488	3,987	2,505

Selling, general and administrative	6,137	5,150	12,086	9,489

Total operating expenses	7,927	6,638	16,073	11,994

Loss from operations	(267)	(280)	(154)	(794)

Other income, net	551	246	967	462

Settlement of litigation	—	(322)	—	(322)

Income taxes	(13)	(7)	(16)	(7)

Net income (loss)	$271	$(363)	$797	$(661)

Net income (loss) per share, basic	$0.01	$(0.01)	$0.03	$(0.02)

Shares used in computing net income (loss) per share, basic	31,386	30,947	31,288	30,911

Net income (loss) per share, diluted	$0.01	$(0.01)	$0.02	$(0.02)

Shares used in computing net income (loss) per share, diluted	32,876	30,947	32,606	30,911
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Operating activities:
Net income (loss)	$271	$(363)	$797	$(661)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	384	261	748	483
Stock-based compensation	1,259	404	2,424	662
(Gain) loss on disposal of assets	(2)	—	25	—
Other	(7)	32	(9)	(77)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,136)	(773)	(1,476)	(26)
Inventory, net	460	378	138	274
Prepaids and other	(399)	(166)	29	13
Accounts payable	(254)	(495)	(1,506)	(99)
Accrued liabilities	335	410	(835)	(700)
Deferred revenue	5	838	(225)	1,069

Net cash (used in) provided by operating activities	(1,084)	526	110	938

Investing activities:
Net purchases of held-to-maturity investments	955	4,767	(1,045)	(241)
Purchase of property and equipment	(643)	(519)	(1,528)	(1,012)
Proceeds from the sale of assets	2	—	7	—
Other investing activities	—	—	—	—

Net cash provided by (used in) investing activities	314	4,248	(2,566)	(1,253)

Financing activities:
Proceeds from issuance of common stock	358	368	1,434	525

Net cash provided by financing activities	358	368	1,434	525

Effect of foreign currency exchange rate on cash	16	53	22	90
Change in cash and cash equivalents	(396)	5,195	(1,000)	300
Cash and cash equivalents, beginning of period	24,602	14,343	25,206	19,238

Cash and cash equivalents, end of period	$24,206	$19,538	$24,206	$19,538

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2 — INVESTMENTS
          Held-to-maturity securities as of June 30, 2006 consisted of $17.5 million of federal agency debt securities. Amortized cost approximates fair value of these investments.
     The amortized costs of held-to-maturity debt securities at June 30, 2006, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Accrued	Amortized
	Cost	Interest	Cost
Due in one year or less	$14,180	$140	$14,320
Due after one year through two years	3,277	32	$3,309

	$17,457	$172	$17,629

NOTE 3 — INVENTORY, NET
     Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Parts and supplies	$3,061	$4,011
Work-in-progress	772	526
Finished goods	747	205

	4,580	4,742

Less: Allowance for excess and obsolete inventory	(438)	(461)

	$4,142	$4,281

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 — ACCRUED WARRANTY COSTS
     Sales of the Company’s systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation or no more than 15 months from the date of shipment. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically. Warranty expenses and accruals for the six months ended June 30, 2006 were as follows (in thousands):

Accrued warranty costs at December 31, 2005	$351
Warranty expenses	(322)
Accrual for warranty costs	316

Accrued warranty costs at June 30, 2006	$345

NOTE 5 — EARNINGS PER SHARE
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic and diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.
     A reconciliation of the denominators used in computing per share net income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$271	$(363)	$797	$(661)

Denominator:
Denominator for basic net income (loss) per share — weighted average common stock outstanding	31,386	30,947	31,288	30,911
Dilutive common stock equivalents — common stock options and awards	1,490	—	1,318	—

Denominator for diluted net income (loss) per share — weighted average common stock outstanding and dilutive common stock equivalents	32,876	30,947	32,606	30,911
     Approximately 557,000 and 1.5 million weighted-average potential shares of common stock have been excluded from the diluted net income (loss) per share calculation for the three months ended June 30, 2006 and 2005, respectively and 627,000 and 2.1 million potential shares for the six months ended June 30, 2006 and 2005, respectively, as they are anti-dilutive.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 6 — STOCK-BASED COMPENSATION
     At June 30, 2006, the Company has two stock-based employee compensation plans, pursuant to which grants may be made, the 2006 Equity Incentive Plan (the “Equity Incentive Plan”) and the 2006 Management Stock Purchase Plan (the “MSPP”) which were approved at our Annual Meeting on May 25, 2006 and are described below under “Equity Incentive Plans.” No further grants shall be made pursuant to the 1996 Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 2001 Broad-Based Stock Option Plan (the “2001 Plan”). Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income. Compensation costs related to restricted stock awards (RSAs) and stock options granted below fair value were recognized in the consolidated statements of income.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first six months of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three and six months ended June 30, 2006 are $461,000 and $976,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 was $ 0.01 and $0.03 lower, respectively, due to adopting SFAS 123(R).
Equity Incentive Plans
     Under the Company’s 1996 Plan, 2000 Plan and 2001 Plan, certain employees, non-employees and non-employee directors have been granted RSAs and options to purchase shares of common stock. The options and RSAs generally vest in installments over a four to five year period, and the options expire either five or ten years after the date of grant. Under the Equity Incentive Plan, certain employees, directors of, and consultants to the Company have been granted RSAs and are eligible to be granted RSAs and options to purchase common stock. The MSPP provides for the granting of rights to purchase shares of the Company’s common stock to officers of the Company. As of June 30, 2006, there were 1.9 million shares authorized for future issuance of options or RSAs under the Company’s Equity Incentive Plan and 500,000 shares eligible for purchase, pursuant to the terms and conditions thereof, under the MSPP.
     The Equity Incentive Plan, the MSPP, the 1996 Plan, the 2000 Plan and the 2001 Plan are administered by the Compensation Committee of the Board of Directors which has the authority to determine the terms and conditions under which awards will be granted, including the number of shares, option price, vesting schedule and term, as applicable. Under certain circumstances, the Company may repurchase previously granted RSAs and options or shares issued upon the exercise of a previously granted option.
     In connection with the hiring of our Chief Executive Officer, the Company issued Patrick J. Balthrop a non-qualified stock option grant for the purchase of 500,000 shares of the Company’s common stock dated May 15, 2004 at an exercise price of $9.36 per share (the “Balthrop Option”). The Balthrop Option vests 25% on the first anniversary of the date of grant and ratably on a monthly basis for the three years following the initial vesting date. This award was not pursuant to any of the Company’s existing equity incentive plans. As previously reported, at a meeting of the compensation committee of the Board of Directors on February 10, 2005, the committee approved

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
resolutions to increase the exercise price of the Balthrop Option from $9.36 per share to $10.10 per share (the closing market price on the date immediately preceding the original grant date). This modification was made in order to eliminate the potential application of certain adverse tax implications in light of tax law changes created as a result of the American Jobs Creation Act of 2004. In connection therewith, the compensation committee approved a cash bonus payable to Mr. Balthrop to be paid consistent with the vesting period of the option grant, subject to Mr. Balthrop’s continued employment, equal to $370,000. According to the vesting schedule and assuming no acceleration event contemplated by the Balthrop Option, one quarter of the cash bonus was paid as of May 15, 2005 (the first vesting date and consistent with the equity vesting) and the balance of such payments are being made in equal monthly installments over the 36 months thereafter.
Accounting for Stock Compensation
     Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and intrinsic value on the date of grant for RSAs. The fair values of stock are amortized as compensation expense on a straight-line basis over the vesting period of the grants.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.6	0.6	0.6	0.6
Risk-free rate of return	5.0%	5.0%	5.0%	5.0%
Expected life	6 yrs.	7 yrs.	6 yrs.	7 yrs.
Weighted average fair value at grant date	N/A [1]	$4.68	N/A [1]	$4.68

[1]	No stock options were issued to employees during these periods.
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
The Company’s stock option activity for the six months ended June 30, 2006 is as follows:

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Options	(in thousands)	Price	Life	(in thousands)
Outstanding at December 31, 2005	3,758 [1]	$9.85
Granted	—	—
Exercised	(210)	6.83
Cancelled or expired	(163)	20.37

Outstanding at June 30, 2006	3,385	$9.53	6.54	$28,518

Vested at June 30, 2006 and expected to vest	3,369	$9.53	0.18	28,366

Exercisable at June 30, 2006	2,684	$10.01	6.31	$21,703

[1]	This balance has been adjusted to include options that were granted in the prior year, but previously reflected as available for future issuance.
     During the six months ended June 30, 2006 and 2005, the total intrinsic value of stock options exercised was $1.5 million and $259,000, respectively, and the total fair value of stock options that vested was $1.8 million and $2.9 million, respectively. The Company had $3.7 million of total unrecognized compensation costs related to stock options at June 30, 2006 that are expected to be recognized over a weighted-average period of 0.9 years.
The Company’s non-vested share activity for the quarter ended June 30, 2006 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2005	544	$9.04
Granted	216	14.61
Vested	(135)	9.02
Cancelled or expired	(6)	8.08

Non-vested at June 30, 2006	619	$10.99
     As of June 30, 2006, there was $5.4 million of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average-period of 2.3 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $1.2 million and $308,000, respectively.
     There were no significant stock compensation costs capitalized into assets as of June 30, 2006.
     The Company received $358,000 and $1.4 million for the exercise of stock options during the three and six months ended June 30, 2006, respectively. Cash was not used to settle any equity instruments previously granted. The Company issued shares from the Equity Incentive Plan, 1996 Plan, 2000 Plan and 2001 Plan from reserves upon the exercise of stock options and vesting of RSAs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under these plans.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of revenue	$79	$25	$158	$39
Research and development	137	24	239	41
Selling, general and administrative	1,043	355	2,027	582

Total decrease in net income (loss)	$1,259	$404	$2,424	$662
     As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s stock option plans for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net loss, as reported	$(363)	$(661)
Add: Stock-based employee compensation expense included in reported net loss	392	618
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,272)	(2,463)

Pro forma net loss	$(1,243)	$(2,506)

Earnings per share
Basic and Diluted — as reported	$(0.01)	$(0.02)
Basic and Diluted — pro forma	$(0.04)	$(0.08)
NOTE 7 — COMPREHENSIVE INCOME/LOSS
     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation. Comprehensive income was approximately $287,000 and $819,000 for the three and six months ended June 30, 2006, respectively and comprehensive loss was approximately $311,000 and $572,000 for the three and six months ended June 30, 2005, respectively.
NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

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
SAFE HARBOR CAUTIONARY STATEMENT
     This Quarterly Report on Form 10-Q contains statements that are forward-looking statements as defined within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology,

•	dependence on strategic partners for development, commercialization and distribution of products,

•	concentration of the Company’s revenue in a limited number of strategic partners,

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle and bulk purchases of consumables,

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels,

•	potential shortages of components,

•	competition,

•	the timing of regulatory approvals,

•	the implementation, including any modification, of the Company’s strategic operating plans,

•	risks and uncertainties associated with implementing our acquisition strategy and the ability to integrate acquired companies or selected assets into our consolidated business operations, and

•	the potential adverse outcome of any pending or future litigation against or by our Company.
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
OVERVIEW
     The first and second quarters of 2006 were the first profitable quarters in the Company’s history. The primary factor contributing to this profitability was a higher than usual concentration of revenues in our highest margin items – consumables and royalties. For the first half of 2006, consumables and royalties represented 47% of total revenue. In addition, in the second quarter of 2006, other revenue includes a $300,000 milestone payment from a customer related to a commercial product launch. As a result of the launch of the LX200 system in September of 2005, we have also realized higher average prices of our systems and corresponding additional gross profit and related gross margin. Finally, maintaining control of our operating expenses also contributed to profitability for the six months ended June 30, 2006.
     Consumable revenue was $8.6 million for the six months ended June 30, 2006 which included fourteen bulk purchases of consumables totaling approximately $6.4 million or 74% of total consumables purchases. A bulk purchase is the purchase of consumables in excess of $100,000 in a given quarter by a single customer. Our customers typically purchase in bulk to minimize the number of incoming qualification episodes and to allow for longer production and development runs. We do not encourage our customers to buy in high quantity, but acknowledge the usefulness of doing so. It is our belief that ultimately we will experience less variability in our bulk purchases as more customers develop commercial products and more customers buy at these high quantities. At June 30, 2006, our four-quarter moving average of quarterly consumable sales stood at approximately $3.6 million. We believe that the four quarter moving average normalizes the effect of bulk purchases for the long term and provides a more meaningful long term measure of consumable usage over our installed base. As additional assays are developed for use on our systems and we place additional systems, we expect the four-quarter moving average to continue to increase.
     Our royalty revenue was $3.8 million for the six months ended June 30, 2006. This represents approximately $58 million in royalty bearing sales by our partners in the six months ended June 30, 2006 and over $129 million on an annualized basis based on second quarter reports. As additional partners commercialize and expand their menu offerings, we would expect royalty revenues to continue to grow. We believe that the royalty growth we have experienced is an indication of the acceptance and utilization of our technology over a broader base.
     We sold a total of 348 Luminex 100 Systems (LX), Luminex 200 Systems (LX) and HTS Systems during the six months ended June 30, 2006 for approximately $9.8 million. The number of LX systems sold for the first half of 2006 was within our expected range of 150 – 220 per quarter as previously disclosed; and we currently expect our quarterly system sales to remain within that range. The breadth of the range is primarily the result of the timing of our partners’ purchases. While we have some visibility of upcoming system purchases by our partners, absolute timing is difficult to predict as our partners do not typically take delivery of systems in advance of their needs. The higher than historical average prices are a result of the introduction of the LX 200 System in the fall of 2005 and the transition of the majority of our orders to that platform which carries a higher price than the LX 100.
     For the first time, during the three months ended June 30, 2006, we recognized revenue from a beta version of our newly developed pneumococcal 14-serotype assay to assess antibody response to the pneumococcal vaccine. This is the first sale of an application developed by the Luminex Bioscience Group. This product allows laboratories to reduce overall costs and increases the speed with which results can be reported. We currently anticipate launching this product in the third quarter of 2006.
     Although our operating expenses have increased over prior years, they did not increase at the same rate as our gross profit. Total operating expenses for the six months ended June 30, 2006 were approximately $16.1 million and included $2.3 million of stock compensation expense. Effective January 1, 2006, we adopted SFAS 123(R) and began recognizing the cost of employee stock options in our operating results. During the six months ended June 30, 2006 we recorded $860,000 of stock compensation expense related to the implementation of SFAS 123(R) in our operating expenses. We moved to the issuance of restricted stock in lieu of stock options as a form of long-term incentive compensation to reduce dilution and extend the life of our equity plans. No stock options were issued to employees or directors during the first half of 2006 and consequently all stock compensation expense recorded in the period were a result of prior period issuances.
     Research and development expenses for the six months ended June 30, 2006 were $4.0 million, or 15% or total revenue, and included approximately $239,000 of stock compensation expense. We have focused our research and development efforts on meeting specific needs of the marketplace identified through external consulting studies and internal market assessments. Our intent is to continue to expand our research and development efforts in the near-term to ensure that our products, both existing and new, remain competitive and to increase utilization of our installed base. These efforts include increased focus on the expansion of applications for use on our platforms through the Luminex Bioscience Group.
     Selling, general and administrative expenses for the six months ended June 30, 2006 were approximately $12.1 million and included approximately $2.0 million in stock compensation expense. Selling, general and administrative expenses include costs related to sales and marketing, business development and strategic planning, finance and accounting, facilities, corporate insurance, information technology infrastructure, and executive management. During the second quarter of 2006, we continued to focus on executing our strategic plan through our sales and marketing and business development efforts.
     At June 30, 2006, our cash and investment balance was approximately $41.7 million, a decrease of approximately $1.3 million during the quarter. Primary drivers of the decrease in the cash and investment balance were purchases of property and equipment of approximately $643,000, an increase in prepaid expenses of approximately $399,000 and a net increase in accounts receivable of approximately $3.1 million resulting in a days sales outstanding (DSO) in accounts receivable of 55 days at quarter end. The increase in DSO is related to the abnormally low DSO at the end of the first quarter because of higher than normal consumable and royalty revenue. These items were partially offset by the profitable quarter which included approximately $1.6 million of non-cash expenses and proceeds from the issuance of common stock of approximately $358,000. Our cash reserves are held in a variety of highly liquid short and long-term interest bearing investments.
     Our ability to achieve sustained profitability continues to depend upon our ability to establish and maintain successful strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Our strategic partners may develop application-specific bioassay kits for use on our systems that they will sell to their customers, may perform testing services for third parties using our technology or may buy our consumable products, including our bioassay kits, and then resell those products to their customers, all generating royalties. At June 30, 2006, we had over 50 partners and 25 commercialized partners. Commercialized partners are those partners who have either released commercialized products based on the Luminex platform or are redistributing our products and are reporting royalties. As of June 30, 2006, partners have obtained 34 510(k) clearances for 212 analytes and 5 software packages running on Luminex xMAP technology.
     As we continue to strive towards consistent profitability and making xMAP technology the standard for performing bioassays within our key market segments, we believe that we need to continue to concentrate on the following objectives: (i) sustain our focus on the segments of the life science and diagnostics markets where we believe we have a competitive advantage, (ii) continue to make strategic investments in the technology through our research and development efforts, (iii) grow our installed base, and the related product line to drive increased utilization per system, (iv) forge key partnerships with market leaders to broaden the use of and accelerate market acceptance of our technology, (v) maintain our strong financial position and sound corporate governance and (vi) expand our footprint in the marketplace in both bio-defense and assay development, including opportunistic pursuit of acquisitions. A critical component of these objectives will be to continually enhance our position via a customer focused development process and a customer focused service strategy.
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
     Total deferred revenue as of June 30, 2006 was $6.7 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $4.3 million, (ii) unamortized revenue related to extended service contracts in the amount of $1.8 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $500,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.
     Inventory Valuation. Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At June 30, 2006, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales.
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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

	Three Months Ended
	June 30,
	2006	2005
Revenue	$13,268	$10,652
Gross profit	$7,660	$6,358
Gross margin percentage	58%	60%
Operating expenses	$7,927	$6,638
Net (income) loss	$271	$(363)
     Revenue. Total revenue increased to $13.3 million for the three months ended June 30, 2006 from $10.7 million for the comparable period in 2005. As previously disclosed in our Annual Report on Form 10-K, we continue to experience revenue concentration in a limited number of strategic partners. Three customers accounted for 44% of total revenue in the second quarter of 2006 (24%, 10% and 10%, respectively). No other customer accounted for more than 10% of total revenue in the quarter.
     A breakdown of revenue for the three months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended
	June 30,
	2006	2005
System sales	$5,811	$4,425
Consumable sales	3,053	3,910
Royalty revenue	2,001	1,204
Service contracts	811	588
Other revenue	1,592	525

	$13,268	$10,652

     System and peripheral component sales increased to $5.8 million for the three months ended June 30, 2006 from $4.4 million for the second quarter of 2005. System sales for the second quarter of 2006 increased to 206 (205 LX Systems and 1 HTS) from 164 (163 LX Systems and 1 HTS) for the corresponding prior year period bringing aggregate system sales to approximately 3,740 as of June 30, 2006. For the three months ended June 30, 2006, two of our partners accounted for 118, or 57%, of total system sales for the period. These two partners purchased 92, or 56%, of total system sales in the three months ended June 30, 2005.
     Consumable sales, comprised of microspheres and sheath fluid, decreased to $3.1 million for the three months ended June 30, 2006 from $3.9 million for the three months ended June 30, 2005. The decrease is due to fewer bulk purchases during the current quarter as compared to the quarter ending June 30, 2005. During the three months ended March 31, 2006, we had six bulk purchases of consumables totaling approximately $1.9 million as compared with nine bulk purchases totaling approximately $3.0 million in the three months ended June 30, 2005. Partners who reported royalty bearing sales accounted for $1.6 million, or 53%, of total consumable sales for the three months ended June 30, 2006. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales, and related bulk purchases, continue to rise.
     Royalty revenue increased to $2.0 million for the three months ended June 30, 2006 from $1.2 million for the three months ended June 30, 2005. We believe this increase is also primarily the result of the increased use and acceptance of our technology. For the three months ended June 30, 2006 and 2005, we had 27 and 23 commercial partners submitting royalties, respectively. One of our partners reported royalties totaling approximately $568,000, or 28%, of the total royalties for the current quarter. Three other customers reported royalties totaling approximately $718,000, or 36% (13%, 13% and 10%, respectively) of the total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales by our partners were over $32 million for the quarter ended June 30, 2006 and over $129 million on an annualized basis, compared to over $19 million for the quarter ended March 31, 2005 and over $76 million on an annualized basis.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $811,000 for the second quarter of 2006 from $588,000 for the second quarter of 2005. This increase is attributable to increased sales of extended service agreements, which are primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period. At June 30, 2006, we had 676 Luminex systems covered under extended service agreements and $1.8 million in deferred revenue related to those contracts. At June 30, 2005, we had 459 Luminex systems covered under extended service agreements and $1.3 million in deferred revenue related to those contracts.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees, reagent sales and special project revenues, increased to $1.6 million for the three months ended June 30, 2006 from $525,000 for the three months ended June 30, 2005. This increase is primarily the result of an increase in miscellaneous part sales and the milestone payment. For the quarter ended June 30, 2006, we had $778,000 of parts sales, a $300,000 milestone payment, $158,000 of shipping revenue, $143,000 of license revenue and $203,000 of other revenue.
     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) decreased to 58% for the three months ended June 30, 2006 from 60% for the three months ended June 30, 2005. Gross profit increased to $7.7 million for the three months ended June 30, 2006, as compared to $6.4 million for the three months ended June 30, 2005. The decrease in gross margin rate was primarily attributable to the decrease in consumables, one of our highest margin items, as a percentage of total revenue offset by increases in royalties as a percentage of total revenue and the average system sales price. We anticipate continued fluctuation in gross margin rate and related gross profit primarily as a result of variability in partner bulk purchases.
     Research and development expense. Research and development expenses increased to $1.8 million for the three months ended June 30, 2006 from $1.5 million for the comparable period in 2005. The increase was primarily related to additional personnel costs associated with the increase in employees to 55 at June 30, 2006 from 41 at June 30, 2005. The number of employees increased in order to allow us to increase our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
     Selling, general and administrative expense. Selling, general and administrative expenses increased to $6.1 million for the three months ended June 30, 2006 from $5.2 million for the comparable period in 2005. This significant increase was primarily attributable to increased stock compensation expense resulting from the adoption of SFAS 123(R) which requires us to recognize the cost of employee services in exchange for an award of equity instruments. Stock compensation expense increased to $1.0 million in the three months ended June 30, 2006 from $355,000 in the three months ended June 30, 2005. The increase in selling, general and administrative expenses was also a result of expanding our marketing and business development functions necessary to execute against our strategic plan.
     Other income, net. Other income increased to $551,000 for the three months ended June 30, 2006 from $246,000 for the comparable period in 2005. The average rate earned on current invested balances increased to 4.5% at June 30, 2006 from 3.0% at March 31, 2005. This increase in the average rate earned is the result of an overall increase in market rates compared to the prior year period.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

	Six Months Ended
	June 30,
	2006	2005
Revenue	$26,265	$19,972
Gross profit	$15,919	$11,200
Gross margin percentage	61%	56%
Operating expenses	$16,073	$11,994
Net income (loss)	$797	$(661)

     Revenue. Total revenue increased to $26.3 million for the six months ended June 30, 2006 from $20.0 million for the comparable period in 2005. As previously disclosed in our Annual Report on Form 10-K, we continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 39% of total revenue in the first half of 2006 (20% and 19%, respectively). No other customer accounted for more than 10% of total revenue.
     A breakdown of revenue for the six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Six Months Ended
	June 30,
	2006	2005
System sales	$9,803	$8,040
Consumable sales	8,555	7,370
Royalty revenue	3,791	2,401
Service contracts	1,618	1,110
Other revenue	2,498	1,051

	$26,265	$19,972

     System and peripheral component sales increased to $9.8 million for the six months ended June 30, 2006 from $8.0 million for the first half of 2005. System sales for the first half of 2006 increased to 348 (347 LX Systems and 1 HTS) from 316 (315 LX Systems and 1 HTS) for the corresponding prior year period bringing total LX System sales to approximately 3,740 as of June 30, 2006. During the first half of 2006, one of our partners accounted for 157, or 45%, of total system sales for the period. This partner accounted for 170, or 54%, of total system sales in the comparable period of 2005. No other customer accounted for more than 10% of total system sales.
     Consumable sales, comprised of microspheres and sheath fluid, increased to $8.6 million for the six months ended June 30, 2006 from $7.4 million for the six months ended 2005. We believe the increase is primarily the result of 14 bulk purchases of consumables totaling approximately $6.4 million, with one purchaser accounting for approximately $2.8 million, as compared with 16 bulk purchases totaling approximately $5.6 million in the corresponding prior year period. Partners who reported royalty-bearing sales accounted for $6.2 million, or 73%, of total consumable sales for the six months ended June 30, 2006. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales continue to rise.
     Royalty revenue increased to $3.8 million for the six months ended June 30, 2006 from $2.4 million for the six months ended June 30, 2005. We believe this increase is primarily the result of the increased use and acceptance of our technology. For the six months ended June 30, 2006, we had 27 commercialized partners submitting royalties as compared with 23 for the six months ended June 30, 2005. Three of our partners reported royalties totaling approximately $2.1 million, or 55%, of the total royalties for the current six months ended with one partner accounting for approximately $1.1 million, or 30%, of this total. No other customers accounted for more than 10% of total royalty revenue for the first half of 2006. Total royalty bearing sales by our partners were over $58 million for the six months ended June 30, 2006 and over $129 million on an annualized basis.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $1.6 million for the first half of 2006 from $1.1 million for the second half of 2005. This increase is attributable to increased sales of extended service agreements, which is primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees and special project revenues, increased to $2.5 million for the six months ended June 30, 2006 from $1.1 million for the six months ended June 30, 2005. This increase is primarily the result of an increase in miscellaneous part sales and the milestone payment. For the six months ended June 30, 2006, we had $1.3 million of parts sales, a $300,000 milestone payment, $296,000 of shipping revenue, $285,000 of license fees and $268,000 of other miscellaneous revenue.

     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) increased to 61% for the six months ended June 30, 2006 from 56% for the six months ended June 30, 2005. Gross profit increased to $15.9 million for the six months ended June 30, 2006, as compared to $11.2 million for the six months ended June 30, 2005. The rate increase in gross profit and gross margin rate was primarily attributable to the increase in the percentage of royalties, one of our highest margin items, and licensee fees as a percentage of total revenue and to a lesser extent the $300,000 milestone payment related to a commercial product launch that did not occur in the previous year.
     Research and development expense. Research and development expenses increased to $4.0 million for the six months ended June 30, 2006 from $2.5 million for the comparable period in 2005. The increase was primarily related to additional personnel costs associated with the increase in employees to 55 at June 30, 2006 from 41 at June 30, 2005, increased stock compensation expense resulting from the adoption of SFAS 123(R) which requires us to recognize the cost of employee services in exchange for an award of equity instruments and increased costs related to direct materials and consumable supplies utilized in the research and development process.
     Selling, general and administrative expense. Selling, general and administrative expenses increased to $12.1 million for the six months ended June 30, 2006 from $9.5 million for the comparable period in 2005. This significant increase was primarily attributable to increased stock compensation expense resulting from the adoption of SFAS 123(R) which requires us to recognize the cost of employee services in exchange for an award of equity instruments. Stock compensation expense increased to $2.0 million in the six months ended June 30, 2006 from $582,000 in the six months ended June 30, 2005. The increase in selling, general and administrative expenses was also a result of expanding our marketing and business development functions necessary to execute against our strategic plan.
     Other income, net. Other income increased to $967,000 for the six months ended June 30, 2006 from $462,000 for the comparable period in 2005. The average rate earned on current invested balances increased to 4.5% at June 30, 2006 from 3.0% at June 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2006	2005
Cash and cash equivalents	$24,206	$25,206
Short-term investments	14,180	10,947
Long-term investments	3,277	5,466

	$41,663	$41,619

     At June 30, 2006, we held cash, cash equivalents, and short-term and long-term investments of $41.7 million and had working capital of $45.1 million. At December 31, 2005, we held cash, cash equivalents, and short-term and long-term investments of $41.6 million and had working capital of $39.4 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term and long-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.
     Our operating expenses during the six months ended June 30, 2006 were $16.1 million, of which $4.0 million was research and development expense and $12.1 million was selling, general and administrative expense. Included in operating expenses for the six months ended June 30, 2006 was $2.3 million in non-cash stock compensation expense. We currently expect that increases in operating expenses for the full year 2006 would be substantially offset by increases in gross profit. Additionally, we expect core research and development expenses to be between 10% and 15% of total revenue for the full year 2006. Our expected increase in total research and development expenses for 2006 relative to 2005 is a result of the addition of the Luminex Bioscience Group to develop assays for our systems and an expanded focus on product development. We expect reimbursement for a portion of our future research and development costs related to two government contracts of approximately $1.0 million over the next twelve months. Our expected increase in selling, general and administrative expenses over those of 2005 is primarily a result of increased stock compensation expense related to the required adoption of SFAS 123(R), increased emphasis on market focused strategies by our sales and marketing organization and increased professional fees related to the development and protection of our intellectual property estate.
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
     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions, the status of competitive products and potential cost associated with litigation, including both protecting and defending our intellectual property. Additionally, actions taken based on recommendations of our strategic consulting study or the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2006. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements through 2006. Based upon our current operating plan and structure, management anticipates total cash use for 2006 to be less than $5.0 million. Factors that could affect this estimate, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) our ability to maintain our profitability, (iv) settlement of other accrued liabilities, and (v) signing of partnership agreements which include significant up front license fees.
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
Contractual Obligations
     We currently have approximately $3.3 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described below.

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$3,772	$982	$1,947	$843	$—
Non-cancelable purchase obligations (1)	2,336	2,336	—	—	—

Total	$6,108	$3,318	$1,947	$843	$—

(1)	These obligations are primarily a result of normal inventory purchases. Purchase obligations do not extend beyond a year; however, we would expect future years to have purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.
Employment Contracts
     The Company has entered into employment contracts with certain of its key executives. Generally certain amounts may become payable in the event the Company terminates the executives’ employment without cause.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at June 30, 2006 would yield an approximate 11% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign partners, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The stock repurchase activity for the second quarter of 2006 was as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans of Programs	Programs (4)

04/1/06 - 04/30/06	3,627	$15.41	—	—
05/1/06 - 05/31/06	—	—	—	—
06/1/06 - 06/30/06	—	—	—	—

Total Second Quarter	3,627	$15.41	—	—

(1)	Shares repurchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company’s 2006 Annual Meeting of Stockholders, which was held on May 25, 2006, the stockholders of the Company elected Patrick J. Balthrop, G. Walter Loewenbaum II, Kevin M. McNamara and J. Stark Thompson to serve as Class III directors for a term of three years by the following votes:

	Number of Shares
	Voted For	Withheld
Patrick J. Balthrop	29,108,302	229,346
G. Walter Loewenbaum II	29,039,182	298,466
Kevin M. McNamara	29,108,652	228,996
J. Stark Thompson	29,107,752	229,896
     The other directors whose terms of office as a director continued after the meeting were as follows: Robert J. Cresci, Thomas W. Erickson, Gerard Vaillant, Fred C. Goad, Jr., Jim D. Kever and Jay B. Johnston.

     The following items were also presented to the stockholders with the following results:

	Number of Shares
		Voted		Broker
	Voted For	Against	Abstained	Non-votes
To approve the 2006 Equity Incentive Plan.	19,659,291	849,336	388,832	11,048,726

To approve the Management Stock Purchase Plan.	19,401,785	1,109,581	386,093	11,048,726

To ratify the appointment by the Company’s Audit Committee of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2006.	29,303,873	23,725	10,050	2,608,537
ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description of Documents

10.1	Executive Officer Compensation Summary.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION
Date: August 9, 2006
	By:	/s/ HARRISS T. CURRIE

Harriss T. Currie
Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

	By:	/s/ PATRICK J. BALTHROP

Patrick J. Balthrop
President and Chief Executive Officer (Principal
Executive Officer)

S-1