Form 10-Q
period 2006-09-30
LUMINEX CORP
filed 2006-11-09
CIK 1033905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 31,651,716 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on November 3, 2006.

ii

PART I
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,886	$25,206
Short-term investments	11,181	10,947
Accounts receivable, net	8,296	6,580
Inventory, net	4,461	4,281
Other	1,196	1,170

Total current assets	50,020	48,184

Property and equipment, net	4,211	3,222
Long-term investments	7,641	5,466
Other	1,103	1,163

Total assets	$62,975	$58,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,880	$3,412
Accrued liabilities	2,785	2,970
Deferred revenue	2,305	2,438

Total current liabilities	6,970	8,820
Deferred revenue and other	4,264	4,505

Total liabilities	11,234	13,325

Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	137,318	135,440
Deferred stock compensation	—	(4,219)
Accumulated other comprehensive gain	44	18
Accumulated deficit	(85,653)	(86,561)

Total stockholders’ equity	51,741	44,710

Total liabilities and stockholders’ equity	$62,975	$58,035

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue	$12,514	$10,764	$38,779	$30,736

Cost of revenue	4,732	5,294	15,077	14,066

Gross profit	7,782	5,470	23,702	16,670

Operating expenses:

Research and development	2,348	1,469	6,335	3,974

Selling, general and administrative	5,869	4,992	17,956	14,481

Total operating expenses	8,217	6,461	24,291	18,455

Loss from operations	(435)	(991)	(589)	(1,785)

Other income, net	544	337	1,511	799

Settlement of litigation	—	—	—	(322)

Income taxes	2	(3)	(14)	(10)

Net income (loss)	$111	$(657)	$908	$(1,318)

Net income (loss) per share, basic	$0.00	$(0.02)	$0.03	$(0.04)

Shares used in computing net income (loss) per share, basic	31,507	31,039	31,358	30,954

Net income (loss) per share, diluted	$0.00	$(0.02)	$0.03	$(0.04)

Shares used in computing net income (loss) per share, diluted	33,155	31,039	32,682	30,954
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Operating activities:
Net income (loss)	$111	$(657)	$908	$(1,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	339	274	1,086	756
Stock-based compensation	1,433	476	3,857	1,139
Loss on disposal of assets	—	—	25	—
Other	(2)	(14)	(12)	(89)
Changes in operating assets and liabilities:
Accounts receivable, net	(240)	48	(1,716)	22
Inventory, net	(318)	2,034	(180)	2,308
Prepaids and other	(113)	3	(84)	15
Accounts payable	(27)	(315)	(1,532)	(414)
Accrued liabilities	457	198	(378)	(503)
Deferred revenue	(150)	186	(374)	1,255

Net cash provided by operating activities	1,490	2,233	1,600	3,171

Investing activities:
Net purchases of held-to-maturity investments	(1,364)	—	(2,409)	(241)
Purchase of property and equipment	(442)	(759)	(1,970)	(1,770)
Proceeds from the sale of assets	17	—	24	—
Other investing activities	(25)	—	(25)	—

Net cash used in investing activities	(1,814)	(759)	(4,380)	(2,011)

Financing activities:
Proceeds from exercise of stock options	1,000	499	2,434	1,023

Net cash provided by financing activities	1,000	499	2,434	1,023

Effect of foreign currency exchange rate on cash	4	—	26	90
Change in cash and cash equivalents	680	1,973	(320)	2,273
Cash and cash equivalents, beginning of period	24,206	19,538	25,206	19,238

Cash and cash equivalents, end of period	$24,886	$21,511	$24,886	$21,511

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company”) in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2 — INVESTMENTS
     Held-to-maturity securities as of September 30, 2006 consisted of $18.8 million of federal agency debt securities. Amortized cost approximates fair value of these investments.
     The amortized costs of held-to-maturity debt securities at September 30, 2006, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Accrued	Amortized
	Cost	Interest	Cost
Due in one year or less	$11,181	$169	$11,350
Due after one year through two years	7,641	98	$7,739
	$18,822	$267	$19,089

NOTE 3 — INVENTORY, NET
     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Parts and supplies	$2,938	$4,011
Work-in-progress	912	526
Finished goods	1,007	205

	4,857	4,742

Less: Allowance for excess and obsolete inventory	(396)	(461)
	$4,461	$4,281

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 — ACCRUED WARRANTY COSTS
     Sales of the Company’s systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation or no more than 15 months from the date of shipment. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance, usage and service delivery costs. Warranty expenses are evaluated and adjusted periodically. Warranty expenses and accruals for the nine months ended September 30, 2006 were as follows (in thousands):

Accrued warranty costs at December 31, 2005	$351
Warranty expenses	(444)
Accrual for warranty costs	381

Accrued warranty costs at September 30, 2006	$288

NOTE 5 — EARNINGS PER SHARE
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic and diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$111	$(657)	$908	$(1,318)

Denominator:
Denominator for basic net income (loss) per share — weighted average common stock outstanding	31,507	31,039	31,358	30,954
Dilutive common stock equivalents – common stock options and awards	1,648	—	1,324	—

Denominator for diluted net income (loss) per share - weighted average common stock outstanding and dilutive common stock equivalents	33,155	31,039	32,682	30,954
Basic net income (loss) per share	$0.00	$(0.02)	$0.03	$(0.04)
Diluted net income (loss) per share	$0.00	$(0.02)	$0.03	$(0.04)
     Restricted stock awards (RSAs) and stock options to acquire 265,000 and 1.5 million shares for the quarters ended September 30, 2006 and 2005, respectively, and to acquire 626,000 and 1.6 million shares for the nine months ended September 30, 2006 and 2005, respectively, were excluded from the computations of diluted EPS because the effect of including the RSAs and stock options would have been anti-dilutive.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 6 — STOCK-BASED COMPENSATION
     At September 30, 2006, the Company has two stock-based employee compensation plans pursuant to which grants may be made, the 2006 Equity Incentive Plan (the “Equity Incentive Plan”) and the 2006 Management Stock Purchase Plan (the “MSPP”) which were approved at our Annual Meeting on May 25, 2006 and are described below under “Equity Incentive Plans.” No further grants shall be made pursuant to the 1996 Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 2001 Broad-Based Stock Option Plan (the “2001 Plan”). Prior to January 1, 2006, the Company accounted for its plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Compensation costs related to employee stock options granted at fair value under those plans were not recognized in the consolidated statements of income. Compensation costs related to RSAs and stock options granted below fair value were recognized in the consolidated statements of income.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first nine months of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three and nine months ended September 30, 2006 are $559,000 and $1.5 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.02 lower due to adopting SFAS 123(R) and for the nine months ended September 30, 2006 were $0.05 and $0.04 lower, respectively, due to adopting SFAS 123(R).
Equity Incentive Plans
     Under the Company’s Equity Incentive Plan, 1996 Plan, 2000 Plan and 2001 Plan, certain employees, consultants and non-employee directors have been granted RSAs and options to purchase shares of common stock. The options and RSAs generally vest in installments over a four to five year period, and the options expire either five or ten years after the date of grant. Under the Equity Incentive Plan, certain employees, directors of, and consultants to the Company are eligible to be granted RSAs and options to purchase common stock. The MSPP provides for the granting of rights to defer an elected percentage of their bonus compensation through the purchase of discounted restricted shares of the Company’s common stock to certain officers of the Company. As of September 30, 2006, there were 1.7 million shares authorized for future issuance under the Company’s Equity Incentive Plan and 500,000 shares eligible for purchase, pursuant to the terms and conditions thereof, under the MSPP.
     The Equity Incentive Plan, the MSPP, the 1996 Plan, the 2000 Plan and the 2001 Plan are administered by the Compensation Committee of the Board of Directors. Since the adoption of the Equity Incentive Plan in May 2006, no further grants have been or will be made under the 1996 Plan, 2000 Plan and 2001 Plan. The Compensation Committee has the authority to determine the terms and conditions under which awards will be granted from the Equity Incentive Plan, including the number of shares, vesting schedule and term, as applicable. Any option award exercise prices, as set forth in the Equity Incentive Plan, will be equal to the fair market value on the date of grant. Under certain circumstances, the Company may repurchase previously granted RSAs and options or shares issued upon the exercise of a previously granted option.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In connection with the hiring of our Chief Executive Officer, the Company issued Patrick J. Balthrop a non-qualified stock option grant for the purchase of 500,000 shares of the Company’s common stock dated May 15, 2004 at an exercise price of $9.36 per share (the “Balthrop Option”). The Balthrop Option vests 25% on the first anniversary of the date of grant and ratably on a monthly basis for the three years following the initial vesting date. This award was not pursuant to any of the Company’s existing equity incentive plans. As previously reported, at a meeting of the compensation committee of the Board of Directors on February 10, 2005, the committee approved resolutions to increase the exercise price of the Balthrop Option from $9.36 per share to $10.10 per share (the closing market price on the date immediately preceding the original grant date). This modification was made in order to eliminate the potential application of certain adverse tax implications in light of tax law changes created as a result of the American Jobs Creation Act of 2004. In connection therewith, the compensation committee approved a cash bonus payable to Mr. Balthrop to be paid consistent with the vesting period of the option grant, subject to Mr. Balthrop’s continued employment, equal to $370,000. According to the vesting schedule and assuming no acceleration event contemplated by the Balthrop Option, one quarter of the cash bonus was paid as of May 15, 2005 (the first vesting date and consistent with the equity vesting) and the balance of such payments is being made in equal monthly installments over the 36 months thereafter.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.5	0.6	0.5	0.6
Risk-free rate of return	5.0%	5.0%	5.0%	5.0%
Expected life	6 yrs.	7 yrs.	6 yrs.	7 yrs.
Weighted average fair value at grant date	N/A [1]	N/A [1]	N/A [1]	$4.68

[1]	No stock options were issued to employees during these periods.
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

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company’s stock option activity for the nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Options	(in thousands)	Price	Life	(in thousands)
Outstanding at December 31, 2005	3,758 [1]	$9.85
Granted	—	—
Exercised	(387)	6.30
Cancelled or expired	(168)	20.68

Outstanding at September 30, 2006	3,203	$9.71	6.30	$29,383

Vested at September 30, 2006 and expected to vest	3,191	$9.71	0.14	29,261

Exercisable at September 30, 2006	2,565	$10.25	6.08	$22,459

[1]	This balance has been adjusted to include options that were granted in the prior year, but previously reflected as available for future issuance.
     During the nine months ended September 30, 2006 and 2005, the total intrinsic value of stock options exercised was $2.4 million and $1.0 million, respectively, and the total fair value of stock options that vested was $1.8 million and $3.2 million, respectively. The Company had $3.2 million of total unrecognized compensation costs related to stock options at September 30, 2006 that are expected to be recognized over a weighted-average period of 0.7 years.
     The Company’s restricted share activity for the nine months ended September 30, 2006 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2005	544	$9.04
Granted	426	15.74
Vested	(148)	9.18
Cancelled or expired	(6)	8.08

Non-vested at September 30, 2006	816	$12.45
     As of September 30, 2006, there was $8.4 million of unrecognized compensation cost related to RSAs. That cost is expected to be recognized over a weighted average-period of 2.2 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1.4 million and $404,000, respectively.
     There were no significant stock compensation costs capitalized into assets as of September 30, 2006.
     The Company received $1.0 million and $2.4 million for the exercise of stock options during the three and nine months ended September 30, 2006, respectively. Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan, 2000 Plan and 2001 Plan from reserves upon the exercise of stock options and vesting of RSAs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under these plans.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of revenue	$68	$24	$226	$64
Research and development	155	39	394	80
Selling, general and administrative	1,210	413	3,237	995

Stock-based compensation costs reflected in net income (loss)	$1,433	$476	$3,857	$1,139
     As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s stock option plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net loss, as reported	$(657)	$(1,318)
Add: Stock-based employee compensation expense included in reported net loss	455	1,073
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,192)	(3,655)

Pro forma net loss	$(1,394)	$(3,900)

Earnings per share
Basic and Diluted — as reported	$(0.02)	$(0.04)
Basic and Diluted — pro forma	$(0.04)	$(0.13)
NOTE 7 — COMPREHENSIVE INCOME/LOSS
     In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income,” the Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation. Comprehensive income was approximately $115,000 and $934,000 for the three and nine months ended September 30, 2006, respectively, and comprehensive loss was approximately $657,000 and $1.2 million for the three and nine months ended September 30, 2005, respectively.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework and provides guidance for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.
     In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

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
SAFE HARBOR CAUTIONARY STATEMENT
     This Quarterly Report on Form 10-Q contains statements that are forward-looking statements as defined within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology and our ability to continue to increase revenues,

•	dependence on strategic partners for development, commercialization and distribution of products,

•	the ability of the Luminex Bioscience Group to develop new assays and applications utilizing our technology and the risk that these applications will not be adopted by our partners or end-users,

•	concentration of the Company’s revenue in a limited number of strategic partners,

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle and bulk purchases of consumables,

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels,

•	potential shortages of components,

•	competition,

•	the applicable regulatory environment, including compliance with the FDA’s recent draft guidance documents entitled “Commercially Distributed Analyte Specific Reagents Frequently Asked Questions” and “Multivariate Index Assay Guidance Document”, both dated September 7, 2006,

•	the implementation, including any modification, of the Company’s strategic operating plans,

•	risks and uncertainties associated with implementing our acquisition strategy and the ability to integrate acquired companies or selected assets into our consolidated business operations, and

•	the potential adverse outcome of any pending or future litigation against or by our Company.
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
OVERVIEW
     The first three quarters of 2006 were the first profitable quarters in the Company’s history. The primary factors contributing to this profitability were an increase in revenues over previous comparable periods with a higher than usual concentration of revenues in one of our highest margin items, royalties, and in the second quarter of 2006 other revenue includes a $300,000 milestone payment from a partner. As a result of the launch of the LX200 system in September of 2005, we have also realized higher average prices of our systems and corresponding additional gross profit and related gross margin. Additionally in the third quarter of 2006, we began recognizing revenue from two government grants related to Bio-Defense.
     We sold a total of 512 Luminex 100 Systems (LX), Luminex 200 Systems (LX) and HTS Systems during the nine months ended September 30, 2006 for approximately $14.7 million. The number of LX systems sold for the first nine months of 2006 was within our expected range of 150 – 220 per quarter as previously disclosed; and we currently expect our quarterly system sales to remain within that range. The breadth of the range is primarily the result of the timing of our partners’ purchases. While we have some visibility of upcoming system purchases by our partners, absolute timing is difficult to predict as our partners do not typically take delivery of systems in advance of their needs. The higher than historical average prices are a result of the introduction of the LX 200 System in the fall of 2005 and the transition of the majority of our orders to that platform which carries a higher price than the LX 100.
     Consumable revenue was $12.0 million for the nine months ended September 30, 2006 which included 22 bulk purchases of consumables totaling approximately $8.1 million or 68% of total consumables purchases. A bulk purchase is the purchase of consumables in excess of $100,000 in a given quarter by a single customer. Our customers typically purchase in bulk to minimize the number of incoming qualification episodes and to allow for longer production and development runs. We do not encourage our customers to buy in high quantity, but acknowledge the usefulness of doing so. It is our belief that ultimately we will experience less variability in our bulk purchases as more customers develop commercial products and more customers buy at these high quantities. At September 30, 2006, our four-quarter moving average of quarterly consumable sales stood at approximately $3.6 million. We believe that the four quarter moving average normalizes the effect of bulk purchases for the long term and provides a more meaningful long term measure of consumable usage over our installed base. As additional assays are developed for use on our systems and we place additional systems, we expect the four-quarter moving average to continue to increase.
     Our royalty revenue was $6.0 million for the nine months ended September 30, 2006. This represents approximately $94 million in royalty bearing sales by our partners in the nine months ended September 30, 2006 and over $142 million on an annualized basis based on third quarter reports. As additional partners commercialize and expand their menu offerings, we would expect royalty revenues to continue to grow. We believe that the royalty growth we have experienced is an indication of the acceptance and utilization of our technology over a broader base.
     Revenue for the third quarter of 2006 is down sequentially when compared to the second quarter of 2006. Revenues decreased $755,000 from $13.3 million in the second quarter of 2006 to $12.5 million in the third quarter of 2006. This decrease was primarily due to a decrease in system sales from 206 (205 LX Systems and 1 HTS) in the second quarter of 2006 to 164 LX Systems in the third quarter of 2006. The number of system sales for both quarters is within our expected range of 150 – 220 per quarter as previously stated.
     During the three months ended June 30, 2006, we recognized revenue from a beta version of our newly developed pneumococcal 14-serotype assay to assess antibody response to the pneumococcal vaccine. This is the first sale of an application developed by the Luminex Bioscience Group. This product allows laboratories to reduce overall costs and increases the speed with which results can be reported. We launched this product in October of 2006.
     During the third quarter of 2006, we were awarded two government grants. One grant is from the Defense Advanced Research Projects Agency to develop a chip-scale biological pathogen detection technology that could lead to a high-performance, low-cost and portable instrument with applications in biological agent sensing and military diagnostics. This grant will allow us to accelerate our product development of related commercial products (such as a point-of-care diagnostic instrument) and is specifically designed to shrink both the cost and size of our current instrument. We also received funding from the Homeland Security Advanced Research Projects Agency as part of their Low-Cost Biological Agent Detection System program. In this program, Luminex will work as a sub-contractor to Smiths Detection to develop a very low-cost early warning “trigger” sensor for detection of biological agents present in the environment. These government grants are significant because they help support our R&D efforts, establish our footprint in the Bio-Defense sector and open the door for future grants.
     Total operating expenses for the nine months ended September 30, 2006 were approximately $24.3 million and included $3.9 million of stock compensation expense. Effective January 1, 2006, we adopted SFAS 123(R) and began recognizing the cost of employee stock options in our operating results in addition to the cost of RSAs. During the nine months ended September 30, 2006, we recorded $1.5 million of stock compensation expense related to stock options in our operating expenses. We have moved to the issuance of restricted stock in lieu of stock options as a form of long-term incentive compensation to reduce dilution and extend the life of our equity plans. No stock options were issued to employees or directors during the nine months ended September 30, 2006. Therefore, all stock compensation expense related to stock options in the period was a result of prior period option grants.
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
     At September 30, 2006, our cash and investment balance was approximately $43.7 million, an increase of approximately $2.0 million during the quarter. Primary drivers of the increase in the cash and investment balance were the profitable quarter which included approximately $1.8 million of non-cash expenses and proceeds from the issuance of common stock of approximately $1.0 million. These items were partially offset by purchases of property and equipment of approximately $422,000. Our cash reserves are held in a variety of highly liquid short and long-term interest bearing investments.
     During the current quarter we announced the launch of our Certified Developer Program which brings together licensed assay developers on Luminex xMAP technology. Our intent is to expand and accelerate high-quality assay development on our instrument base while facilitating quality and consistency. Membership in the program provides benefits such as access to advanced technical training, co-branding opportunities and website exposure to the selected developers. Luminex development partners must continually meet stringent quality standards and have extensive experience and a record of success developing assays for xMAP technology in order to gain Luminex Certified Developer status. The program is expected to benefit Luminex’s extensive partner network by identifying pre-qualified xMAP assay developers with the ability to enhance the partner’s own internal development programs. The goal of the program is to provide the end-users of Luminex xMAP based solutions access to a wider range of high-quality xMAP-based products.

     Our ability to achieve sustained profitability and increase revenue continues to depend upon our ability to establish and maintain successful strategic partnerships with companies that will develop and market products incorporating our technology and market and distribute our systems and consumables. Our strategic partners may develop application-specific bioassay kits for use on our systems that they will sell to their customers, may perform testing services for third parties using our technology or may buy our consumable products, including our bioassay kits, and then resell those products to their customers, all generating royalties. At September 30, 2006, we had over 50 partners and 28 commercialized partners. Commercialized partners are those partners who have either released commercialized products based on the Luminex platform or are redistributing our products and are reporting royalties.
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
     Total deferred revenue as of September 30, 2006 was $6.6 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $4.2 million, (ii) unamortized revenue related to extended service contracts in the amount of $1.8 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $500,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.
     Inventory Valuation. Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At September 30, 2006, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales.
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
     Stock-based Compensation. Prior to fiscal 2006, we accounted for stock-based compensation under the recognition and measurement provisions of APB 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning January 1, 2006 includes: (a) amortization related to compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005
     Selected financial data for the three months ended September 30, 2006 and 2005 is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2006	2005
Revenue	$12,514	$10,764
Gross profit	$7,782	$5,470
Gross margin percentage	62%	51%
Operating expenses	$8,217	$6,461
Net (income) loss	$111	$(657)
     Revenue. Total revenue increased to $12.5 million for the three months ended September 30, 2006 from $10.8 million for the comparable period in 2005. As previously disclosed in our Annual Report on Form 10-K, we continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 28% of total revenue in the third quarter of 2006 (18% and 10%, respectively). No other customer accounted for more than 10% of total revenue in the quarter.

     A breakdown of revenue for the three months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2005
System sales	$4,924	$4,625
Consumable sales	3,455	3,441
Royalty revenue	2,193	1,361
Service contracts	928	614
Other revenue	1,014	723

	$12,514	$10,764

     System and peripheral component sales increased to $4.9 million for the three months ended September 30, 2006 from $4.6 million for the third quarter of 2005. The number of system sales for the third quarter of 2006 decreased to 164 LX Systems from 172 (170 LX Systems and 2 HTS) for the corresponding prior year period bringing aggregate system sales to approximately 3,911 as of September 30, 2006. Units sold were within our expected range of 150 – 220 systems per quarter. Overall system revenue increased due to higher average prices for our systems as a result of the launch of the LX200 system in September of 2005. For the three months ended September 30, 2006, three of our partners accounted for 101, or 62%, of total system sales for the period. These three partners purchased 113, or 66%, of total system sales in the three months ended September 30, 2005.
     Consumable sales, comprised of microspheres and sheath fluid, increased slightly to $3.5 million for the three months ended September 30, 2006 from $3.4 million for the three months ended September 30, 2005. We believe the increase is primarily due to an increase in the number of systems in place. During the three months ended September 30, 2006, we had eight bulk purchases of consumables totaling approximately $2.1 million as compared with eight bulk purchases totaling approximately $2.4 million in the three months ended September 30, 2005. Partners who reported royalty bearing sales accounted for $2.5 million, or 73%, of total consumable sales for the three months ended September 30, 2006. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. At September 30, 2006, our four-quarter moving average of quarterly consumable sales stood at approximately $3.6 million. We believe that the four quarter moving average normalizes the effect of bulk purchases for the long term and provides a more meaningful long term measure of consumable usage over our installed base. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales, and related bulk purchases, continue to rise.
     Royalty revenue increased to $2.2 million for the three months ended September 30, 2006 from $1.4 million for the three months ended September 30, 2005. We believe this increase is also primarily the result of the increased use and acceptance of our technology. For the three months ended September 30, 2006 and 2005, we had 26 and 21 commercial partners submitting royalties, respectively. One of our partners reported royalties totaling approximately $686,000, or 31%, of the total royalties for the current quarter. Three other customers reported royalties totaling approximately $712,000, or 32% (11%, 11% and 10%, respectively) of the total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales by our partners were over $35 million for the quarter ended September 30, 2006 and over $142 million on an annualized basis, compared to over $23 million for the quarter ended September 30, 2005 and over $93 million on an annualized basis.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $928,000 for the third quarter of 2006 from $614,000 for the third quarter of 2005. This increase is attributable to increased sales of extended service agreements, which are primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period. At September 30, 2006, we had 702 Luminex systems covered under extended service agreements and $1.8 million in deferred revenue related to those contracts. At September 30, 2005, we had 523 Luminex systems covered under extended service agreements and $1.5 million in deferred revenue related to those contracts.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees, reagent sales and grant revenue, increased to $1.0 million for the three months ended September 30, 2006 from

$723,000 for the three months ended September 30, 2005. This increase is primarily the result of an increase in miscellaneous part sales and grant revenue. For the quarter ended September 30, 2006, we had $579,000 of parts sales, $129,000 of shipping revenue, $133,000 of license revenue, $116,000 of grant revenue and $56,000 of other revenue.
     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) increased to 62% for the three months ended September 30, 2006 from 51% for the three months ended September 30, 2005. Gross profit increased to $7.8 million for the three months ended September 30, 2006, as compared to $5.5 million for the three months ended September 30, 2005. The increase in gross margin rate was primarily attributable to the increase in royalties as a percentage of total revenue and an increase in the average system sales price as a result of partner mix and system configuration fluctuations. We anticipate continued fluctuation in gross margin rate and related gross profit primarily as a result of variability in partner consumable purchases and continued expected revenue mix fluctuations.
     Research and development expense. Research and development expenses increased to $2.3 million for the three months ended September 30, 2006 from $1.5 million for the comparable period in 2005. The increase was primarily related to additional personnel costs associated with the increase in employees to 61 at September 30, 2006 from 40 at September 30, 2005 and to a lesser extent increased costs related to direct materials and consumable supplies utilized in the research and development process. The number of employees increased as a result of expanded focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
     Selling, general and administrative expense. Selling, general and administrative expenses increased to $5.9 million for the three months ended September 30, 2006 from $5.0 million for the comparable period in 2005. This significant increase was primarily attributable to increased stock compensation expense resulting from the adoption of SFAS 123(R) which requires us to recognize the cost of employee services in exchange for an award of equity instruments. Stock compensation expense increased to $1.2 million in the three months ended September 30, 2006 from $413,000 in the three months ended September 30, 2005.
     Other income, net. Other income increased to $544,000 for the three months ended September 30, 2006 from $337,000 for the comparable period in 2005. The average rate earned on current invested balances increased to 5.0% for the quarter ended September 30, 2006 from 3.5% for the quarter ended September 30, 2005. This increase in the average rate earned is the result of an overall increase in market rates compared to the prior year period.
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
     Selected financial data for the nine months ended September 30, 2006 and 2005 is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Revenue	$38,779	$30,736
Gross profit	$23,702	$16,670
Gross margin percentage	61%	54%
Operating expenses	$24,291	$18,455
Net income (loss)	$908	$(1,318)
     Revenue. Total revenue increased to $38.8 million for the nine months ended September 30, 2006 from $30.7 million for the comparable period in 2005. As previously disclosed, we continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 35% of total revenue in the first nine months of 2006 (19% and 16%, respectively). No other customer accounted for more than 10% of total revenue.

     A breakdown of revenue for the nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
System sales	$14,727	$12,665
Consumable sales	12,010	10,811
Royalty revenue	5,984	3,761
Service contracts	2,546	1,724
Other revenue	3,512	1,775

	$38,779	$30,736

     System and peripheral component sales increased to $14.7 million for the nine months ended September 30, 2006 from $12.7 million for the nine months ended September 30, 2005. System sales for the nine months ended September 30, 2006 increased to 512 (511 LX Systems and 1 HTS) from 488 (485 LX Systems and 3 HTS) for the corresponding prior year period bringing total LX System sales to approximately 3,911 as of September 30, 2006. During the first nine months of 2006, one of our partners accounted for 216, or 42%, of total system sales for the period. This partner accounted for 254, or 52%, of total system sales in the comparable period of 2005. No other customer accounted for more than 10% of total system sales.
     Consumable sales, comprised of microspheres and sheath fluid, increased to $12.0 million for the nine months ended September 30, 2006 from $10.8 million for the nine months ended 2005. We believe the increase is primarily due to an increase in the number of systems in place and increased partner investment in assay development. For the nine months end September 30, 2006, consumable revenue included 22 bulk purchases totaling approximately $8.1 million, with one purchaser accounting for approximately $2.8 million, as compared with 24 bulk purchases totaling approximately $8.0 million in the corresponding prior year period. Partners who reported royalty-bearing sales accounted for $8.7 million, or 73%, of total consumable sales for the nine months ended September 30, 2006. At September 30, 2006, our four-quarter moving average of quarterly consumable sales stood at approximately $3.6 million. We believe that the four quarter moving average normalizes the effect of bulk purchases for the long term and provides a more meaningful long term measure of consumable usage over our installed base. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales, and related bulk purchases, continue to rise.
     Royalty revenue increased to $6.0 million for the nine months ended September 30, 2006 from $3.8 million for the nine months ended September 30, 2005. We believe this increase is primarily the result of the increased use and acceptance of our technology. For the nine months ended September 30, 2006, we had 30 commercialized partners submitting royalties as compared with 25 for the nine months ended September 30, 2005. Three of our partners reported royalties totaling approximately $3.3 million, or 55%, of the total royalties for the current nine months ended with one partner accounting for approximately $1.8 million, or 30%, of this total. No other customers accounted for more than 10% of total royalty revenue for the first nine months of 2006. Total royalty bearing sales by our partners were over $93 million for the nine months ended September 30, 2006 and over $142 million on an annualized basis.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased to $2.5 million for the first nine months of 2006 from $1.7 million for the first nine months of 2005. This increase is attributable to increased sales of extended service agreements, which is primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees, reagent sales and grant revenue, increased to $3.5 million for the nine months ended September 30, 2006 from $1.8 million for the nine months ended September 30, 2005. This increase is primarily the result of an increase in miscellaneous part sales and the milestone payment. For the nine months ended September 30, 2006, we had $1.9 million of parts sales, a $300,000 milestone payment, $426,000 of shipping revenue, $418,000 of license fees and $441,000 of other miscellaneous revenue.

     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) increased to 61% for the nine months ended September 30, 2006 from 54% for the nine months ended September 30, 2005. Gross profit increased to $23.7 million for the nine months ended September 30, 2006, as compared to $16.7 million for the nine months ended September 30, 2005. The rate increase in gross profit and gross margin rate was primarily attributable to the increase in royalties as a percentage of total revenue, an increase in the average system sales price is a result of partner mix and system configuration fluctuations and to a lesser extent the $300,000 milestone payment from a partner.
     Research and development expense. Research and development expenses increased to $6.3 million for the nine months ended September 30, 2006 from $4.0 million for the comparable period in 2005. The increase was primarily related to additional personnel costs associated with the increase in employees to 61 at September 30, 2006 from 40 at September 30, 2005, and to a lesser extent increased costs related to direct materials and consumable supplies utilized in the research and development process and increased stock compensation expense resulting from the adoption of SFAS 123(R) which requires us to recognize the cost of employee services in exchange for an award of equity instruments.
     Selling, general and administrative expense. Selling, general and administrative expenses increased to $18.0 million for the nine months ended September 30, 2006 from $14.5 million for the comparable period in 2005. This significant increase was primarily attributable to increased stock compensation expense resulting from the adoption of SFAS 123(R) which requires us to recognize the cost of employee services in exchange for an award of equity instruments. Stock compensation expense increased to $3.2 million in the nine months ended September 30, 2006 from $995,000 in the nine months ended September 30, 2005. The increase in selling, general and administrative expenses was also a result of additional personnel costs associated with the increase in employees to 72 at September 30, 2006 from 66 at September 30, 2005.
     Other income, net. Other income increased to $1.5 million for the nine months ended September 30, 2006 from $799,000 for the comparable period in 2005. The average rate earned on current invested balances increased to 4.8% for the nine months ended September 30, 2006 from 2.9% for the nine months ended September 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2006	2005
Cash and cash equivalents	$24,886	$25,206
Short-term investments	11,181	10,947
Long-term investments	7,641	5,466

	$43,708	$41,619

     At September 30, 2006, we held cash, cash equivalents, and short-term and long-term investments of $43.7 million and had working capital of $43.1 million. At December 31, 2005, we held cash, cash equivalents, and short-term and long-term investments of $41.6 million and had working capital of $39.4 million. We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term and long-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and United States corporate debt securities.
     Our operating expenses during the nine months ended September 30, 2006 were $24.3 million, of which $6.3 million was research and development expense and $18.0 million was selling, general and administrative expense. Included in operating expenses for the nine months ended September 30, 2006 was $3.9 million in non-cash stock compensation expense. We currently expect that increases in operating expenses for the full year 2006 would be substantially offset by increases in gross profit. Additionally, we expect core research and development expenses to be between 10% and 15% of total revenue for the full year 2006. Our expected increase in total research and development expenses for 2006 relative to 2005 is a result of additional personnel costs associated with the increase in employees and to a lesser extent increased costs related to direct materials and consumable supplies utilized in the research and development process. We expect reimbursement for a portion of our future research and development costs related to two government contracts of approximately $1.0 million over the next twelve months. Our expected increase in selling, general and administrative expenses over those of 2005 is primarily a result of increased stock compensation expense related to the required adoption of SFAS 123(R), increased emphasis on market focused strategies by our sales and marketing organization and increased professional fees related to the development and protection of our intellectual property estate.
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
     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions, the status of competitive products and potential cost associated with litigation, including both protecting and defending our intellectual property. Additionally, actions taken based on recommendations of our strategic consulting study or the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2006. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements through 2006. Based upon our current operating plan and structure, management anticipates a slightly positive cash flow for the year. Factors that could affect this estimate, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) our ability to maintain our profitability, (iv) settlement of other accrued liabilities, and (v) signing of partnership agreements which include significant up front license fees.
     We have no credit facility or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development and deployment of our technologies. There can be no assurance that debt or equity capital will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms. Additionally, as we seek to broaden our opportunities or core business through acquisitions (of assets or stock transactions), we may need to raise capital through borrowings or issuance of debt or equity securities. No assurances can be made that we can obtain financing on favorable terms.
Contractual Obligations
     We currently have approximately $3.4 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described below.

		Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$3,802	$1,032	$2,126	$644	$—
Non-cancelable purchase obligations (1)	2,413	2,413	—	—	—

Total	$6,215	$3,445	$2,126	$644	$—

(1)	These obligations are primarily a result of normal inventory purchases. Purchase obligations do not extend beyond a year; however, we would expect future years to have purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.
Employment Contracts
     The Company has entered into employment contracts with certain of its key executives. Generally certain amounts may become payable in the event the Company terminates the executives’ employment without cause.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at September 30, 2006 would yield an approximate 10% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure. All payments for our products, including sales to foreign partners, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency market risk is limited.
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
ITEM 1A. RISK FACTORS
     Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I Item 2 of this report and other risk factors described in our Annual Report on Form 10-K, which are incorporated herein by reference. In addition, the following risk factor has been revised from its description in the Annual Report on Form 10-K:
     If we fail to comply with government regulations that affect our business, we could be subject to enforcement actions, injunctions and civil and criminal penalties that could delay or prevent marketing of our products.
     The production, testing, labeling, marketing and distribution of our products for some purposes and products based on our technology are subject to governmental regulation by the United States Food and Drug Administration (FDA) and by similar agencies in other countries. Some of our products and products based on our technology for in vitro diagnostic purposes are subject to clearance by the FDA prior to marketing for commercial use. To date, eight strategic partners have obtained such clearances. Others are anticipated. The process of obtaining necessary FDA clearances can be time-consuming, expensive and uncertain. Further, clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, because some of our products employ laser technology, we are also required to comply with FDA requirements relating to radiation performance safety standards (21 CFR 1040.1 and 1040.11).
     In addition, the FDA recently issued a draft guidance document entitled “Commercially Distributed Analyte Specific Reagents: Frequently Asked Questions”, dated September 7, 2006 (“ASR Guidance Document”) and separate guidance document entitled “In Vitro Multivariate Index Assays” dated September 7, 2006 (“MIA Guidance Document”). While both documents are in draft form, they may, if finalized, limit or delay distribution of assays on our platform to the extent additional regulatory clearance is required prior to distribution.
     Cleared medical device products are subject to continuing FDA requirements relating to, among others, manufacturing quality control and quality assurance, maintenance of records and documentation, registration and listing, import/export, adverse event and other reporting, distribution, labeling and promotion and advertising of medical devices. Our inability, or the inability of our strategic partners, to obtain required regulatory clearance on a timely or acceptable basis could harm our business. In addition, failure to comply with applicable regulatory requirements could subject us or our strategic partners to regulatory enforcement action, including warning letters, product seizures, recalls, withdrawal of clearances, restrictions on or injunctions against marketing our products or products based on our technology, and civil and criminal penalties.
     Medical device laws and regulations are also in effect in many countries outside the United States. These range from comprehensive device clearance requirements for some or all of our medical device products to requests for product data or certifications. As part of the Council Directive 2002/96 of February 13, 2003 (WEEE), we are expected to comply with certain requirements regarding the labeling of our products containing electronic devices beginning on August 13, 2005 in each of the EU member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. Our products are currently exempt from the Council

Directive 2002/95 of January 27, 2003, Restriction of Hazardous Substances (RoHS), which requires the removal of certain specified hazardous substances for certain products beginning July 1, 2006 in each of the member states. However, the European Union has indicated that it may include medical devices, including some of our products, under the jurisdiction of RoHS. The number and scope of these requirements are increasing. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and work place safety.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The stock repurchase activity for the third quarter of 2006 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans of Programs	Programs

07/1/06 - 07/31/06	1,029	$17.39	—	—
08/1/06 - 08/31/06	—	$—	—	—
09/1/06 - 09/30/06	1,234	$17.89	—	—

Total Third Quarter	2,263	$17.66	—	—

(1)	Shares repurchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.
ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit
Number	Description of Documents
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION
Date: November 9, 2006

	By:	/s/ HARRISS T. CURRIE

Harriss T. Currie
Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ PATRICK J. BALTHROP

Patrick J. Balthrop
President and Chief Executive Officer (Principal Executive Officer)

S-1