Form 10-K
period 2006-12-31
LUMINEX CORP
filed 2007-03-16
CIK 1033905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File No. 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
(512) 219-8020
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $0.001 par value	The NASDAQ Global Market
Rights to Purchase Series A Junior Participating Preferred Stock, $0.001 par value	The NASDAQ Global Market
Securities registered pursuant to Section 12 (g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Based on the closing sale price of common stock on The Nasdaq Stock Market on June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $504,432,165 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates.”
     There were 32,475,026 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on March 9, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
Safe Harbor Cautionary Statement
     This annual report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology,

•	dependence on strategic partners for development, commercialization and distribution of products,

•	concentration of the Company’s revenue in a limited number of strategic partners,

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle and bulk purchases of consumables,

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels,

•	potential shortages of components,

•	competition,

•	the timing of regulatory approvals,

•	the implementation, including any modification, of the Company’s strategic operating plans, and

•	risks and uncertainties associated with implementing our acquisition strategy and the ability to integrate acquired companies, including Tm Bioscience, or selected assets into our consolidated business operations, including the ability to recognize the benefits of our acquisitions.
     Any or all of our forward-looking statements in this annual report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in Item 1A. “Risk Factors” below.
     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this annual report, including in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A. “Risk Factors.”
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
     Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Luminex,” the “Company,” “we,” “us” and “our” refer to Luminex Corporation and its subsidiaries.

     Luminex® and xMAP® are trademarks of Luminex Corporation. This report also refers to trademarks, service marks and trade names of other organizations.

PART I
ITEM 1. BUSINESS
Overview
     Luminex Corporation develops, manufactures and sells proprietary biological testing technologies with applications throughout the life sciences industry. The life sciences industry depends on a broad range of tests, called bioassays, to perform diagnostic tests, discover and develop new drugs and identify genes. Our xMAP® technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 100 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research. Our products are described below under “Products.”
     Luminex has established a position in the life sciences industry by developing and delivering products that meet customer and partner needs in specific market segments. These needs are addressed by our proprietary technology, xMAP Technology, which allows the end-user in a laboratory to perform biological testing in a multiplexed format. Multiplexing allows for many different laboratory results to be generated from one sample at one time. This is important because our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology such as xMAP, the laboratory professional had to perform one test on one sample in a sequential manner, and if additional testing was required on that sample, a second procedure would be performed to generate the second result, and so on until all the necessary tests were performed. By using xMAP technology, these end-users have the opportunity to become more efficient by generating multiple simultaneous results per sample. Using the products Luminex has available today, up to 100 simultaneous analyte results can be generated from a single sample. With products we are currently developing, the capacity of potential simultaneous analytes may increase significantly, and provide the Company with the ability to address unmet customer and partner needs in existing and new market segments.
     Luminex has adopted a business model built around strategic partnerships. Information about our strategy is described under “Business Strategy.” The Company has licensed our xMAP technology to other companies, who then develop products that incorporate the xMAP technology into products that they sell to the end-user. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to our partners. Our partners sell xMAP instrumentation, xMAP-based reagent consumable products or xMAP-based testing services, which run on the xMAP instrumentation, to the end-user customer, typically a testing laboratory. When our partners sell an xMAP-based consumable product or xMAP based testing service to their customer, Luminex obtains a royalty on the sales from the partner. The Company was founded on this model, and our success to date has been due to this model. As of the December 31, 2006, Luminex had over 50 strategic partners, 32 of which have released commercialized reagent-based products utilizing our technology, and these partners had sold and placed over 4,100 xMAP-based instruments in laboratories worldwide.
     A fundamental component of the Company’s strategy over the past two years has been to augment the partnership model with a distribution model, designed to take advantage of our increasing installed base of xMAP-based instrumentation. The Company established the Luminex Bioscience Group, which we refer to as LBG, in 2005, with the charter of developing products that would be complementary to our partners’ products, that we would take responsibility for manufacturing on their behalf, and that our partners would then sell to the end-user, thereby leveraging both our existing distribution channels and our existing installed base of instrumentation. The LBG introduced their first two products in late 2006, on schedule, and these new products will continue to be commercialized throughout 2007.

     In December of 2006, we announced our intent to acquire Tm Bioscience of Toronto, Canada. The transaction was completed on March 1, 2007. This was a stock-for-stock acquisition, and is, what we believe, a logical extension of our strategy.
Tm Bioscience, now a wholly-owned subsidiary of the Company and known as Luminex Molecular Diagnostics, is a molecular diagnostics company. Tm Bioscience had focused its resources on building a commercialization engine for the design, development, manufacture, marketing and selling of genetic tests, also referred to as “DNA-based tests,” “nucleic acid tests” or “molecular diagnostics.” Since 2006, Tm Bioscience has focused on leveraging this engine in order to become a market leader in at least one of the three segments of the genetic testing market for which it is developing products; human genetics, personalized medicine and infectious disease. Tm Bioscience is an innovator in the molecular diagnostics market. We believe the molecular diagnostics market will be one of the fastest-growing life sciences market segments over the next 10 years, and one where multiplexing capability will be key to success. Tm Bioscience had established a solid position in the marketplace with their product development and FDA-compliant manufacturing capabilities. As the integration of Tm Bioscience, or Luminex Molecular Diagnostics, and Luminex occurs during 2007, we believe the combined Company will be in a position to take advantage of the complementary strengths of both companies in molecular diagnostics.
     Luminex was incorporated under the laws of the State of Texas in May 1995 and began commercial production of our Luminex 100 System in 1999. We were reincorporated in the State of Delaware in July 2000. Our shares of common stock are traded on the Nasdaq Global Market under the symbol “LMNX.” Our principal executive offices are located at 12212 Technology Blvd., Austin, Texas 78727, and our telephone number is (512) 219-8020. Our website address is www.luminexcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this report and such information should not be considered to be part of this report except as expressly incorporated herein. The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20949 or on the SEC’s website at http://www.sec.gov. Questions regarding the public reference room may be directed to the SEC at 800-732-0330.
Industry Background
     The life sciences industry uses bioassays to detect the presence and characteristics of certain biochemicals, proteins or nucleic acids in a sample. Drug discovery, genetic analysis, pharmacogenomics, clinical diagnostics and general biomedical research all use bioassays. For example, bioassays can be used to:
—	measure the attraction, or affinity, between a chemical compound and a disease target for drug discovery and development;

—	assist physicians in prescribing the appropriate tailored drug therapy based on the patient’s unique genetic makeup, a process known as pharmacogenetics;

—	detect genetic variations, such as single nucleotide polymorphisms; and

—	measure the presence and quantity of biochemicals in a patient’s blood, other body fluid or tissue to assist physicians in diagnosing, treating or monitoring disease conditions.
     The life sciences customer can purchase bioassays in the form of complete off-the-shelf kits, develop them internally or utilize a customized service to meet their specific needs. Although it is important to note that our xMAP technology is relevant to only a subset of the total life sciences market, industry reports estimated the total global market for tools and consumables used in drug discovery and development, clinical diagnostics and biomedical research to have been approximately $45 billion in 2005 and is expected to grow at an annual rate of approximately 6%.
     In the spring of 2003, we completed a strategic study using the services of a consulting firm with extensive experience in the life sciences industry. In December 2005, we commissioned the same consulting firm to update and validate the data generated in the original study. The results of both studies provided valuable information regarding market opportunities and market size for key industry segments in which we believe the Company has distinct competitive advantages, including speed, precision, flexibility and cost, over existing technologies and approaches.
     Based on estimates contained in these studies, the key segments on which we are currently focused represent a potential market of approximately $3.6 billion in end-user sales with an anticipated annual growth rate of approximately 15%.
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
Our xMAP Technology
     Our xMAP technology combines existing biological testing techniques with advanced digital signal processing and proprietary software. With our technology, discrete bioassays are performed on the surface of color-coded microspheres. These microspheres are read in a compact analyzer that utilizes lasers and high-speed digital signal processing to simultaneously identify the bioassay and measure the individual assay results. The key features of xMAP technology include the following:
—	Multi-analyte/multi-format

xMAP technology has been designed to simultaneously perform up to 100 distinct bioassays in a single tube or well of a microtiter plate using only a small amount of sample. Moreover, unlike most existing technologies that are dedicated to only one type of bioassay, xMAP can perform multiple types of assays including enzymatic, genetic and immunologic tests on the same instrumentation platform.

—	Flexibility/scalability

xMAP technology allows flexibility in customizing test panels. Panels can be modified to include new bioassays in the same tube by adding additional microsphere sets. It is also scalable, meaning that there is no change in the manufacturing process and only minimal changes to the required labor to produce a small or large number of microsphere-based tests.

—	Throughput

Our technology is currently able to perform up to 100 tests in a single tube permitting up to 9,600 unattended tests to be detected in less than an hour with only a small amount of sample. Rapid sample analysis permits efficient use for high-throughput applications.

—	Ease of use

Most xMAP bioassays are simple to perform. A test sample is added to a solution containing microspheres that have been coated with reagents. The solution is then processed through our xMAP technology system which incorporates proprietary software to automate data acquisition and analysis in real-time.

—	Cost effective

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
Business Strategy
     Our primary goal continues to be the establishment of our xMAP technology as the industry standard for performing bioassays by transforming Luminex from a technology-based company to a more market-driven, customer-focused company. To achieve this goal, we have implemented and are pursuing the following strategies:
—	Focus on key market segments

The key market segments identified as a result of our strategic studies in 2003 and 2005 were (i) profile oriented screening and secondary screening, (ii) RNA profiling and transcriptional screening, (iii) genetic disease and molecular infectious disease testing, and (iv) immunodiagnostics. In addition to the segments listed above, we have identified two potential market opportunities in the fields of bio-defense, or bio-threat testing, and agricultural biology testing. We have dedicated our primary efforts towards these markets and will continue to employ a partnership driven business model focused on these key segments and selectively pursue potentially profitable opportunities in other segments.

We will continue to focus our commercialization efforts through strategic partners on large sectors of the life sciences industry where Luminex believes it has distinct competitive advantages over existing and emerging technologies and approaches. We define strategic partners as companies in the life sciences industry that either develop and distribute assays and tests on xMAP technology or may only distribute our xMAP technology based systems and consumables. With our partners’ support, we have targeted major pharmaceutical companies, large clinical laboratories, research institutions and major medical institutions for our principal marketing efforts. We believe these customers provide the greatest opportunity for maximizing the use of xMAP based products and continued adoption by these industry leaders will promote wider market acceptance of our xMAP technology.

—	Continue to develop strategic partnerships focused on our key market segments

Currently, 32 of our approximately 50 strategic partners have released commercialized reagent-based products utilizing the Luminex platform and are submitting royalties. These 32 strategic partners accounted for approximately 75% of our total revenue in 2006 and all of our strategic partners represented approximately 89% of our total revenue. We intend to broaden and accelerate market acceptance of xMAP technology through development, marketing and distribution partnerships with leaders in the life sciences industry that we believe can either convert core product lines to our technology or develop new applications on the Luminex platform within their key market segments. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base.

—	Develop next generation products

Our research and development group is pursuing projects such as the development of consumables, automation, software and the expansion and enhancement of our multiplexing capabilities to advance our xMAP technology and its market acceptance. We are also collaborating with industry participants, biomedical research institutions and government entities to develop additional xMAP products.

—	Focus on content strategy and customer needs

We are focused on maximizing the value we provide our partners and end-user customers by co-developing content applications with our partners based on our mutual customers’ needs and providing assay products directly to end-users in those niche segments where our partners are either unable or unwilling to provide us access. We believe that by enhancing our partner driven model with the delivery of value-added assay content, Luminex should be able to gain greater control over product development, market penetration and commercialization. The LBG has developed a customer needs analysis, focused on the unmet testing needs of the end-user. Based on this analysis, the LBG has developed an assay development program guided by the potential value generated by each target assay. This approach resulted in the commercial launch of the first two applications from the LBG in 2006.

—	Opportunistically pursue acquisitions that could accelerate these strategies

We have developed analysis tools and an evaluation template to assess potential acquisition targets to accelerate our business strategies. This approach led to our recent acquisition of Tm Bioscience. We are actively evaluating other opportunities to enhance our capabilities or our access to markets or technologies, or provide us other advantages in executing our business strategies in our key markets.
Products
Instruments
     Luminex® 100™ and Luminex® 200™. The Luminex 100 and 200 are compact analyzers that integrate fluidics, optics and digital signal processing to perform up to 100 bioassays simultaneously in a single tube or well of a microtiter plate using only a small amount of sample. By combining small diode lasers with digital signal processors and microcontrollers, these systems perform rapid, multi-analyte profiles under the control of a Windows®-based personal computer and our proprietary software. The Luminex 200 is Luminex’s newest instrument and offers enhanced ease-of-use and serviceability.
     We also offer two peripheral components for the Luminex systems — the Luminex® XYP™ (XY Platform) and the Luminex® SD™ (Luminex Sheath Delivery System). The XY Platform complements the Luminex systems by automating the sequential positioning of each well of a microtiter plate, permitting up to 9,600 unattended tests per plate to be performed in less than an hour. The Luminex SD is a pressurized, external pump delivery system that enhances the delivery of sheath fluid to the Luminex systems by pumping sheath fluid from an external bulk reservoir, enabling the Luminex systems to operate for up to 24 hours without switching to a new reservoir of sheath fluid.
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
     Total instrument revenue for 2006, 2005 and 2004 was $20.6 million, $18.8 million and $19.0 million, respectively; or 39%, 44% and 53% of total revenue, respectively.
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
     MagPlex™ Microspheres. These microspheres feature super-paramagnetic properties that make them ideal for running automated xMAP-based assays. These microspheres can be moved or held in place by a magnetic field. Many automated sample preparation systems utilize magnetic properties to automate the sample preparation steps in an assay. Automating sample testing using MagPlex microspheres on a robotic sample preparation system will minimize hands-on technician time, improve precision, and streamline workflow.
     FlexMAP™ microspheres. These microspheres are linked to a set of 100 proprietary nucleic acid capture sequences providing a “universal array” for DNA and RNA work. They are designed for conducting genotyping and other nucleic acid-based experiments in the life sciences markets. When used in conjunction with our Luminex systems, the FlexMAP microspheres are designed to simplify the genotyping assay development process and increase assay flexibility. The FlexMAP microspheres may be used in customized end-user identified single nucleotide polymorphisms (SNPs) or in pre-defined kits developed by our strategic partners.
     SeroMAP™ microspheres. Microspheres designed for specific protein based serological applications. Certain Luminex partners use this product for enriched sensitivity in serum-based assays.
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
     Total consumable revenue for the years ended December 31, 2006, 2005 and 2004 was $15.7 million, $13.1 million and $9.0 million, respectively; or 30%, 31% and 25% of total revenue, respectively. Additionally, our partners reported approximately $132 million and $86 million of royalty bearing consumable sales during 2006 and 2005 respectively, resulting in $8.2 million and $5.3 million of royalty revenue for the years ended December 31, 2006 and 2005, respectively.
Kits
     A kit is a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples. Currently the following kits are available:
     FlexmiR™ MicroRNA Labeling Kit. The labeling kit provides reagents necessary for labeling up to 20 total RNA samples for use with the FlexmiRNA MicroRNA panels.
     FlexmiR™ MicroRNA Human Panel. The human panel measures the expression of the miRBase Sequence database Version 8.0 human miRNA sequences for 20 samples.
     Pneumococcal Assay. The assay has been designed to multiplex the fourteen commonly requested serotypes in a single reaction vessel.

     As a result of our acquisition of Tm Bioscience the following kits are also available:
     Tag-It™ Ashkenazi Jewish Panel. This Investigational Use Only (IUO) kit simultaneously screens for 31 mutations/polymorphisms in 8 genes responsible for conditions that are predominantly found in persons of Ashkenazi ancestry. Increased risk for Tay Sachs disease is also found in the Pennsylvania Dutch, Southern Louisiana Cajuns, Irish Americans and French Canadians from eastern Quebec. The American College of Obstetricians and Gynecologists (ACOG) recommends screening for, at a minimum, Tay-Sachs disease, Canavan disease, and familial dysautonomia in patients of European-Jewish ancestry.
     Tag-It™ Cystic Fibrosis Kit. This kit is the first FDA cleared IVD for cystic fibrosis genotyping. Current recommendations by the American College of Medical Genetics (ACMG) and the ACOG, include screening for 23 mutations in the cystic fibrosis transmembrane conductance regulator (CFTR) gene. The kit screens for these mutations in addition to 16 mutations commonly found in the ethnically diverse North American population.
     Tag-It™ CFTR 70+6 Mutation Detection Kit. This IUO kit simultaneously screens for 70 mutations and 6 variants (polymorphisms) in the CFTR gene. Included in the panel are the gene mutations recommended by the ACMG and the ACOG in 2004.
     Tag-It™ Mutation Detection Products for Coagulation. This IUO kit is for detecting mutations potentially associated with increased risk of Venous Thromboembolism.
     Tag-It™ Mutation Detection Kit for P450-2C19. This IUO kit provides simultaneous detection of seven small nucleotide variants.
     Tag-It™ Mutation Detection Kit for P450-2C9. This IUO kit provides simultaneous detection of five small nucleotide variants.
     Tag-It™ Mutation Detection Kit for P450-2D6. This IUO kit provides simultaneous detection of 12 small nucleotide variants and two gene rearrangements.
Software
     LXR. For partners interested in developing custom software applications based on xMAP technology, we offer the LXR Software Developer’s Kit (SDK). This SDK provides a software interface for reading xMAP based assays on Luminex hardware, and allows a software developer to easily build a custom application to control Luminex hardware by providing an applications programming interface to the Luminex system as well as a standard set of user interface components and applications. Sales of this product during 2006 did not represent a material component of our revenue.
     xPONENTTM. This software enhances both ease-of-use and automation capabilities expanding xMAP functionality in the Company’s core market segments. Customer-centric development and extensive field testing with customers has resulted in a user experience which is a significant step forward in the market place. The software suite incorporates over 300 new features all designed to simplify laboratory workflow and increase productivity. New features include enhanced security (21 CFR Part 11 compliance and electronic signatures), integration capabilities that allow users to transmit and receive data from Laboratory Information Systems (LIS/LIMS), integration with the most popular automated sample preparation systems, the ability to run magnetic bead applications and touch-screen capability. xPONENT will be sold on new Luminex systems and will be available as an upgrade to the existing Luminex 100 and 200 systems in the marketplace.
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

     We continue to use strategic partners as our primary distribution channel, and we will continue to pursue new partnerships focusing on partners with market presence in our key segments described above. Some of our strategic partners develop application-specific bioassay kits for use on our xMAP platform that they, in turn, sell to their customers thereby generating royalties for us. Certain strategic partners also perform testing services for third parties using our technology also resulting in royalties for us. Other strategic partners also buy our products, including xMAP Luminex systems and consumables, and then resell those products to their customers. As of December 31, 2006, we had over 50 strategic partners, of which 32 had released commercialized products utilizing the Luminex platform and were submitting royalties. Of these 32 strategic partners with commercialized products, 17 companies principally serve the clinical diagnostics market and 15 companies principally serve the life science research market. These commercialized, royalty-submitting, strategic partners constituted 75% of the Company’s revenues for 2006. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ bioassay testing competencies, customer relationships and distribution channels, we believe that we can continue to achieve market penetration and technology adoption without a direct sales force.
     We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP technology as an embedded system under their own branding and marketing efforts.
Customers
     In 2006, two customers each accounted for more than 10% of our total revenues. Bio-Rad Laboratories, Inc. accounted for 19%, 23% and 24% of our total revenues in 2006, 2005 and 2004, respectively. One Lambda, Inc. accounted for 15%, 16% and 11% of our total revenues in 2006, 2005 and 2004, respectively. Bio-Rad Laboratories, Inc. and One Lambda, Inc. are strategic partners who generally purchase from the full array of our products. No other customer accounted for more than 10% of our total revenues in 2006, 2005 or 2004. The loss of either one of these customers could have a material adverse effect on our business, financial condition and results of operation. Additionally, for the annual periods ended December 31, 2006, 2005, and 2004, foreign sales to customers totaled $12.2 million, $9.5 million and $8.9 million, respectively, representing 23%, 22%, and 25%, respectively, of our total revenues for such periods. See Note 15 to our Consolidated Financial Statements.
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
Field Service
     We currently have field service personnel based across the United States and in Europe in areas of our more significant system concentration. We intend to place additional field service personnel and pursue third-party service provider agreements through our certified service professional program, as required, in order to ensure responsive and cost-effective support of our customers worldwide. In addition, several of our strategic partners provide their own field service support. As we continue to expand our installed base, we believe a strong, reliable, efficient field service organization is crucial to building a high level of customer satisfaction.
Research and Development
     Our research and development group, including the LBG and Luminex Molecular Diagnostics, seeks to advance the capabilities of xMAP technology to further penetrate the life sciences and diagnostics industry to increase utilization of our systems. In addition, we collaborate with other companies, academic institutions and our customers to increase the breadth of xMAP applications. Our current research and development projects include:
—	Consumable development

We continue to develop and enhance our existing consumable product line and support introduction of new product lines. These new products include calibrators, controls and microspheres with additional performance characteristics.

—	Automation

We collaborate with our strategic partners and others to provide automation solutions that will integrate our various xMAP instruments with sample handling equipment and laboratory information systems to increase bioassay throughput and operational efficiencies and allow for walk-away capability.

—	Software

We are maintaining and extending our system platform through our Software Developer Kit (SDK) as well as providing new end-user applications. Our SDK provides a straightforward platform for our strategic partners and their customers to rapidly develop their own user interface software packages. In addition, our end-user applications will allow us to provide turn key solutions to partners.

—	Technical Applications

In order to allow customers to expedite the production of bioassays for use on our systems, we have a technical applications group, based in Austin, Texas, that includes highly experienced biological scientists. This group works closely with our customers in their development of bioassays with the ultimate goal of faster technology adoption and commercialization.

—	Expanding our multiple testing capabilities

Our current bead utilizes three common chemistries for the immobilization of assays on its surface. While these chemistries are well accepted in the industry, it is desirable to expand our bead chemistry capability to enhance market penetration and adoption. We continue to work on other surface chemistries to provide optimal performance in broader application areas.

—	Enhancing bioassay performance and operational efficiencies

Our scientists and engineers continually dedicate efforts to further enhance xMAP in the areas of assay performance, such as sensitivity, precision, reliability and operational efficiencies. We are actively collecting market and customer requirements that will allow us to provide optimal features and benefits in current and future products.

—	New product development

Our research and development team, including the LBG and Luminex Molecular Diagnostics, and marketing team are working closely with both internal and external groups to design and develop products that will expand capabilities of the xMAP-based technologies. We believe that these efforts will result in unique products in the near future. These unique products may include instrumentation, services, software and consumables including assays.
Manufacturing
     The Company has approximately 18,000 square feet of manufacturing space located at the Company’s principal executive offices in Austin, Texas. In 2002, we completed the registration of our Quality Management System (QMS) to the ISO 9001:2000 standard, which is an internationally recognized standard for quality management systems. Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards. Recertification is required every three years and we were successfully recertified as of April 1, 2005.
     In July 2005, we also completed the registration of our QMS to the ISO 13485:2003 Quality Management Standard and the Canadian Medical Devices Conformity System (CMDCAS) for Medical Devices. This standard includes a special set of requirements specifically related to the supply of medical devices and related services.
     Additionally, we manufacture to current Good Manufacturing Practice (cGMP) requirements and our QMS is implemented in accordance with the FDA Quality System Regulations. In August 2006 a Level II Quality System Inspection Technique (QSIT) contract inspection was conducted. The inspection is “closed” under 21 C.F.R. 20.64 (d) (3) and the Establishment Inspection Report No. 3002524000 provided in accordance with the Freedom of Information Act (FOIA) and 21 C.F.R. Part 20. No DSHS form E-14 or FDA form 483 was issued.
     Effective with our acquisition of Tm Bioscience, we now have approximately 3,800 square feet of manufacturing space located in Toronto, Canada. This facility has FDA-compliant manufacturing capabilities.
Instruments
     Contract manufacturers assemble certain components of our xMAP technology system. The remaining assembly and manufacturing of our system is performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility. Parts and component assemblies that comprise our xMAP technology system are obtained from a number of sources. We have identified alternate sources of supply for several of our strategic parts and component assemblies. Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components. As of December 31, 2006, over 4,100 Luminex systems had been sold since inception.
Microspheres
     We manufacture as well as procure undyed carboxylated polystyrene microspheres. We synthesize our dyes and manufacture our dyed polystyrene microspheres using a proprietary method in our Austin, Texas manufacturing facility in large lots. We dye the microspheres with varying intensities of a red and a near infrared dye to produce 100 distinctly colored microsphere sets. We currently purchase polystyrene microspheres from one supplier, in accordance with a supply agreement. We believe this agreement will help ensure microsphere availability and flexible purchasing terms with respect to the purchase of such microspheres. While we believe the microspheres will continue to be available from our supplier in quantities sufficient to meet our production needs, we believe our in-house manufacturing capabilities along with other potential suppliers would provide sufficient microspheres for us if given adequate lead-time to manufacture the microspheres to our specifications.
Kits
     Contract manufacturers produce certain components of our xMAP-based reagents. The remaining assembly and manufacturing of our developed kits are performed at either our facility in Austin, Texas or Toronto, Canada. The quality control and quality assurance protocols are all performed at our facilities. Reagents and component assemblies that comprise our xMAP technology kits are obtained from a number of sources. While we currently believe that we will be able to satisfy our forecasted demand for our kits, the failure to find alternative suppliers in the event of a supply failure at any of our current vendors at reasonably comparable prices could have a material adverse effect on our business, financial condition and results of operations. Additionally, we have entered into supply agreements with most of our suppliers of strategic reagents and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components.
Competition
     We design our xMAP technology for use by customers across the various segments of the life sciences industry. Our competition includes companies marketing conventional testing products based on established technologies such as ELISA, mass spectrometry, sequencing, gels, biochips and flow-based technologies as well as companies developing their own advanced testing technologies. Many of our competitors are larger than we are and can commit significantly greater resources to their competitive efforts.
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
     The clinical laboratory market is dominated by several very large competitors. These include Abbott Laboratories, Bayer Healthcare, a division of Siemens Medical, Beckman Coulter, Inc., Johnson & Johnson and Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd., among others. These companies have technologies that can perform a variety of established assays. These companies also offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.
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
     We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our anticipated customer base. We currently own 36 issued patents in the United States and foreign jurisdictions, including one in each of Japan, Germany, United Kingdom, France, Italy, Hong Kong, Israel and Canada directed to various aspects and applications of our technology. In addition, our patent portfolio includes 96 other pending patent applications in the United States and their corresponding international and foreign counterparts in major industrial markets. Our patents and pending claims provide, or will provide, protection for systems and technologies that allow “real time” multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold a patent covering the precision-dyeing process that we use to dye our microspheres. We have been granted a patent on our “Zero Dead Time” sampling architecture, which uses digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. Other issued patents and pending patent applications cover specific aspects and applications of our xMAP technology and on-going molecular research. However, as a result of a procedural omission, we are unable to pursue a patent application in Japan corresponding to our U.S. patent for real-time multiplexing techniques.
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
     Effective with our acquisition of Tm Bioscience, the Company now has an additional 11 issued patents and 47 pending patent applications.
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
     We manufacture kit products that are intended for Research Use Only applications as well as kits that are of the regulatory classification of Class II exempt.
     In 2000, we submitted a device master file (DMF) with information about the Luminex 100 IS to the FDA. The DMF was updated in 2005 to include the Luminex 200 IS. Our strategic partners can reference the DMF in their premarket submissions. In 2001, the FDA reviewed our DMF while reviewing one of our strategic partner’s submissions, and asked questions of the Company about the content of the DMF. It is possible that the FDA may ask questions about our DMF each time one of our strategic partners submits an application to the FDA referencing our DMF. Although we intend to respond to the FDA’s questions in a timely fashion, there can be no assurance that our responses will be acceptable to the FDA. Updates to the DMF are provided to the FDA as required.

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
Employees
     As of March 9, 2007, we had a total of 303 employees and contract employees, including 83 employees acquired effective March 1, 2007 upon the completion of the Tm Bioscience acquisition, as compared with 209 as of December 31, 2006. At December 31, 2005 we had 183 employees, including contract employees. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.
ITEM 1A. RISK FACTORS
We have a limited history of profitability and an accumulated deficit of approximately $85.1 million as of December 31, 2006.
     We have incurred significant net losses since our inception, including losses of $2.7 million for the year ended December 31, 2005 and $3.6 million in 2004. At December 31, 2006, we had an accumulated deficit of approximately $85.1 million. Though we have recently achieved profitability, in order to maintain or increase profitability, we need to continue to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to maintain or increase profitability in line with the expectations of securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to utilize cash to support operations, acquisitions, and research and development efforts, we may further decrease the cash available to the Company. As of December 31, 2006, cash, cash equivalents and short-term and long-term investments totaled $45.7 million, an increase of $4.1 million from $41.6 million at December 31, 2005, primarily attributable to more efficient management of our balance sheet and achievement of profitability in 2006.

We expect our operating results to continue to fluctuate from quarter to quarter.
     The sale of our bioassay testing devices typically involves a significant technical evaluation and commitment of capital by partners. Accordingly, the sales cycle associated with our products typically is lengthy and subject to a number of significant risks, including partners’ budgetary constraints, inventory management practices, regulatory approval and internal acceptance reviews, all of which are beyond our control. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter. We expect this trend to continue for the foreseeable future.
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
     Because of the effect of bulk purchases, we continue to experience fluctuations in the percentage of our quarterly revenues derived from our highest margin items, consumables and royalties. Our gross margin percentage is highly dependent upon the mix of revenue components each quarter. These fluctuations contribute to the variability and lack of predictability of both gross margin percentage and total gross profit from quarter to quarter. We expect this trend to continue for the foreseeable future.
We may be unsuccessful in implementing our acquisition strategy. We may face difficulties integrating acquired entities with our existing businesses.
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
     Potential acquisitions pose a number of risks, including, among others, that:
—	we may not be able to accurately estimate the financial effect of acquisitions on our business;

—	future acquisitions may require us to assume liabilities, incur large and immediate write-offs, issue capital stock potentially dilutive to our stockholders or spend significant cash or may result in a decrease in our future operating income or operating margins;

—	we may be unable to realize the anticipated benefits and synergies from acquisitions as a result of inherent risks and uncertainties, including difficulties integrating acquired businesses or retaining their key personnel, partners, customers or other key relationships, entering market segments in which we have no or limited experience, and risks that acquired entities may not operate profitably or that acquisitions may not result in improved operating performance; and

—	acquisitions and subsequent integration of these companies may disrupt our business and distract our management from other responsibilities.

Other risks of integration include:

—	disparate information technology, internal control, financial reporting and record-keeping systems;

—	differences in accounting policies, including those requiring judgment or complex estimation processes;

—	new partners or customers who may operate on terms and programs different than ours;

—	additional employees not familiar with our operations;

—	facilities or operations in remote locations or potentially foreign jurisdictions and the inherent risks of operating in unfamiliar legal and regulatory environments; and

—	new products, including the risk that any underlying intellectual property associated with such products may not have been adequately protected or that such products may infringe on the proprietary rights of others.
     Our acquisition of Tm Bioscience was completed on March 1, 2007 and our operations will be subject to these integration risks as we attempt to integrate the Tm Bioscience business within our own in 2007 and beyond.
Our success depends largely on the establishment and maintenance of successful relationships with our strategic partners. Currently, a limited number of strategic partners constitute a majority of our revenue and the loss of any one of these partners could have a material adverse effect on the Company.
     The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of December 31, 2006, we had 32 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the year ended December 31, 2006, two partners individually represented greater than 10% of the Company’s revenue and collectively represented 34% of total revenue (Bio-Rad Laboratories, Inc. –19%; One Lambda, Inc. – 15%). We had four additional partners who individually represented 5% or more of our total revenue and collectively represented 27% of the Company’s revenue for the year ended December 31, 2006. In total, for the year ended December 31, 2006, we had six partners who represented 61% of our total revenue. For comparative purposes for the year ended December 31, 2005, two partners individually represented greater than 10% of the Company’s revenue and collectively represented 39% of our total revenue. We had three additional partners who individually represented 5% or more of our total revenue and collectively represented 18% of the Company’s revenue for the year ended December 31, 2005. In total, for the year ended December 31, 2005, we had five partners who represented 57% of our total revenue. The loss of any of our significant strategic partners, or any of our significant customers, could have a material adverse effect on our growth and future results of operations. Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.
     Our ability to enter into agreements with additional strategic partners depends in part on convincing them that our technology can help achieve and accelerate their goals or efforts. We will expend substantial funds and management efforts, including through the LBG, with no assurance that any additional strategic relationships will result. We cannot assure you that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future strategic partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our xMAP technology, which may hinder or prevent strategic relationships. Termination of strategic relationships, or the failure to enter into a sufficient number of additional agreements on favorable terms, could reduce sales of our products, lower margins on our products and limit the creation of market demand and acceptance.
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
     If our technology and products do not become widely used in the life sciences industry, it is unlikely that we can maintain or increase profitability.
     Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. Our xMAP technology is relatively new and unproven, in certain testing areas, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential partners to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:
—	convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, research, clinical and biomedical testing and analysis;

—	encourage these partners to develop and market products using our technology;

—	manufacture products in sufficient quantities with acceptable quality and at an acceptable cost;

—	obtain and maintain sufficient pricing and royalties from partners on such Luminex products; and

—	place and service sufficient quantities of our products, including the ability to provide the level of service required in the mainstream clinical diagnostics market segment.
Because of these and other factors, our products may not gain or sustain sufficient market acceptance to maintain or increase profitability.
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
     In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:
—	We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

—	Most of our strategic partners are not committed to minimum purchase commitments, and we do not control the incentives provided by our strategic partners to their sales personnel.

—	A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the Food and Drug Administration, or other regulatory bodies in jurisdictions outside of the United States.

—	Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

—	Certain strategic partners may fail to deliver products that satisfy market requirements, or such products may fail to perform properly.

—	We have limited access to partner confidential corporate information. A sudden unexpected change in ownership, strategy or other material event could adversely impact partner purchases of our products.
The life sciences industry is highly competitive and subject to rapid technological change, and we may not have the resources necessary to compete successfully.
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
     The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as customers evaluate these new products. We may also encounter other problems in the process of delivering new products to the marketplace, including products from our Biosciences Group, such as problems related to design, development or manufacturing of such products, and as a result we may be unsuccessful in selling such products. Our future success will depend on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.
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
     Our success will depend, in part, on our ability to obtain, protect and enforce patents on our technology and to protect our trade secrets, including the intellectual property of entities we may acquire. Any patents we own may not afford full protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products that are not covered by our patents. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.
     We have obtained 36 patents in the United States and foreign jurisdictions directed to various aspects and applications of our technology. We have 96 pending applications in the United States and foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology, we may not be able to prevent competitors from developing and marketing technologies similar to our xMAP technology in

Japan. Effective with our acquisition of Tm Bioscience, the Company now has an additional 11 issued patents and 47 pending patent applications.
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
     We may be sued for infringing the intellectual property rights of others, including claims with respect to intellectual property of entities we may acquire. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe on the proprietary rights of others or that their rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. Furthermore, litigation is time consuming and could divert management’s attention and resources away from our business. If we do not prevail in any litigation, we may have to pay damages and could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, if at all. Moreover, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.
     We are aware of a European patent granted to Dr. Ioannis Tripatzis, which covers certain testing agents and certain methods of their use. Dr. Tripatzis has publicly stated his belief that his European patent covers aspects of our technology if practiced in Europe. This European patent expired in November 2004.
We have only produced our products in limited quantities, and we may experience problems in scaling our manufacturing operations or delays or component shortages that could limit the growth of our revenue.
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

     We presently outsource certain aspects of the assembly of our systems to contract manufacturers. Because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We recently increased our flexibility to purchase strategic components within shorter lead times by entering into supply agreements with the suppliers of these components. Although we attempt to match our parts inventory and production capabilities to estimates of marketplace demand, to the extent system orders materially vary from our estimates, we may experience continued constraints in our systems production and delivery capacity, which could adversely impact revenue in a given fiscal period. Should the Company’s need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials. In an effort to control costs, in the last quarter of 2005 manufacturing implemented a lean production system. Managing the change from discrete to continuous flow production requires time and management commitment. Implementation of lean initiatives and our supply chain capabilities may result in part shortages that delay shipments and cause fluctuations in revenue in a given period.
     Certain key components of our product line are currently purchased from a limited number of outside sources and may only be available through a limited number of providers. We do not have agreements with all of our suppliers. Our reliance on our suppliers and contract manufacturers exposes us to risks including:
—	the possibility that one or more of our suppliers or our assemblers that do not have supply agreements with the Company could terminate their services at any time without penalty;

—	the potential obsolescence and/or inability of our suppliers to obtain required components;

—	the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

—	the inability to qualify alternate sources without impacting performance claims of our products;

—	reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

—	increases in prices of raw materials and key components.
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
     The production, testing, labeling, marketing and distribution of our products for some purposes and products based on our technology are subject to governmental regulation by the United States Food and Drug Administration (FDA) and by similar agencies in other countries. Some of our products and products based on our technology for in vitro diagnostic purposes are subject to clearance by the FDA prior to marketing for commercial use. To date, 8 strategic partners have obtained such clearances. Others are anticipated. The process of obtaining necessary FDA clearances can be time-consuming, expensive and uncertain. Further, clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, because some of our products employ laser technology, we are also required to comply with FDA requirements relating to radiation performance safety standards (21 CFR 1040.1 and 1040.11).
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
     Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (“Directive”) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our Luminex 100 and Luminex 200 devices are in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of the Directive as of December 7, 2003. Subsequent audits are carried out annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. We became ISO 13485:2003 and Canadian Medical Device Conformity Assessment System (CMDCAS) certified in July 2005. In August 2006 a Level II QSIT contract inspection was conducted in accordance with CPGM 7382.845, Inspection of Medical Device Manufacturers, PAC 82845B, Medical Device Level II Inspections pursuant to the FDA Dallas District Office FY 06 Workplan and the DSHS Drugs & Medical Device Group FY 06 Workplan. The inspection is “closed” under 21 C.F.R. 20.64 (d) (3) and the Establishment Inspection Report No. 3002524000 provided in accordance with the FOIA and 21 C.F.R. Part 20. No DSHS form E-14 or FDA form 483 was issued. Failure to maintain compliance with FDA, CMDCAS and EU regulations and other medical device laws, or to obtain applicable registrations where required, could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.
If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.
     Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of biotechnological, human (including genetic) diagnostic and therapeutic products. Although we believe that we are reasonably insured against these risks and we generally have limited indemnity protections in our supplier agreements, there can be no assurance that we will be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. A product liability claim in excess of our insurance coverage or claim that is outside or exceeds our indemnity protections in our supplier agreements or a recall of one of our products would have to be paid out of our cash reserves.
If third-party payors increasingly restrict payments for healthcare expenses or fail to adequately pay for multi-analyte testing, we may experience reduced sales which would hurt our business and our business prospects.
     Third-party payors, such as government entities and healthcare programs, health maintenance organizations and private insurers, are continually seeking to reduce healthcare expenses. The federal government has also recently reduced the funding for certain government sponsored healthcare programs which has caused these third party payors to seek further reduction in medical expenses. These reductions may decrease demand for our products and the price we can charge. Increasingly, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. They are also attempting to contain costs by limiting coverage and the reimbursement level of tests and other healthcare products. In addition, cost containment initiatives by governmental or educational entities or programs may reduce funding for genetic research and development activities and retard the growth of the genetic testing marketing. Without adequate coverage and reimbursement, consumer demand for tests will decrease. Decreased demand could cause sales of our products, and sales and services by our strategic partners, to fall. In addition, decreased demand could place pressure on us, or our strategic partners, to lower prices on these products or services, resulting in lower margins. Reduced sales or margins by us, or our strategic partners, would hurt our business, profitability and business prospects.
We may in the future incur substantial debt obligations pursuant to our new credit facility that could restrict our operations.
     We may incur up to a maximum aggregate amount of $15.0 million of principal indebtedness, subject to certain borrowing base limitations, in the future pursuant to our new revolving credit facility for, among other purposes, funding operating expenses and/or costs related to future expansions and acquisitions. This indebtedness could have adverse consequences on us, including:
•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital and research and development expenditures, acquisitions and general corporate or other purposes; and

•	exposing us to interest rate risk since the interest rate on borrowings under our revolving credit facility will be variable.
     To the extent incurred, our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures. Our ability to repay or refinance our debt will depend on our successful financial and operating performance. Our financial and operating performance depends upon a number of factors, many of which are beyond our control, as further described in these “Risk Factors.”
     In addition, the documents governing our new revolving credit facility contain various restrictions and covenants as a condition to borrowing or maintaining indebtedness, including a tangible net worth requirement, liquidity requirements, and limitations on acquisitions and additional indebtedness, that may restrict our financial and operating flexibility, and our ability to make certain acquisitions and declare dividends. Our ability to satisfy these covenants can be affected by a number of factors, many of which are beyond our control, as further described in these “Risk Factors,” and we cannot assure you that we will be able satisfy them.
We rely on the innovation and resources of larger industry participants and public programs to advance genomic research and educate physicians/clinicians on genetic diagnostics.
     The linkages between genetic anomalies that the Company’s products detect and the underlying disease states are not always fully medically correlated. Additionally, the availability of correlated genetic markers is dependent on significant investment in genomic research, often funded through public programs for which there are no assurances of on-going support. Should any government limit patent rights to specific genetic materials, private investment in this area could also be significantly curtailed. In addition, the adoption of genetic diagnostics is dependent to a great extent on the education and training of physicians and clinicians. The Company does not have the resources to undertake such training, and is relying on larger industry participants and professional medical colleges to establish, communicate and educate physicians and clinicians on best practices related to genetic diagnostics.
We are subject to evolving legislative, judicial and ethical standards on use of technology and biotechnology.
     The adoption of genetic testing is occurring within the broader context of a myriad of decisions related to genetic patenting and genotyping. Issues associated with health insurance, data access, intellectual property protection, national and international legislative initiatives and other variables may have a significant impact on the wide spread adoption of genetic testing or on specific segments or tests within the genetic testing market.
Our operating results may be affected by current economic and political conditions.
     The continuing events in Asia and the Middle East and concern for future terrorist attacks, leave many economic and political uncertainties. Furthermore, foreign stock markets have been volatile and equally sensitive to global geopolitical concerns and terrorist threats. These uncertainties could adversely affect our business and revenues in the short or long term in ways that cannot presently be predicted.
International business operations create additional operational and legal risk.
     Our operations outside the United States are subject to additional risks, including:
•	changes in or interpretations of foreign law that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;

•	the imposition of tariffs;

•	hyperinflation or economic or political instability in foreign countries;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	conducting business in places where business practices and customs are unfamiliar and unknown;

•	the imposition of restrictive trade policies, including export restrictions;

•	worldwide political conditions;

•	the imposition of inconsistent laws or regulations;

•	the imposition or increase of investment requirements and other restrictions by foreign governments;

•	longer collection cycles for account receivables;

•	uncertainties relating to foreign laws, including labor laws, and legal proceedings;

•	currency exchange rate risks;

•	having to comply with a variety of U.S. laws, including the Foreign Corrupt Practices Act; and

•	having to comply with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and supply foreign affiliates, partners and customers.
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
     The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:
—	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

—	announcements of technological innovations or new products or services by us or our competitors;

—	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

—	conditions or trends in the life science, biotechnology and pharmaceutical industries;

—	additions or departures of key personnel;

—	changes in financial estimates by securities analysts;

—	general economic conditions and interest rates;

—	instability in the United States and other financial markets and the ongoing and possible escalation of unrest in the Middle East, other armed hostilities or further acts or threats of terrorism in the United States or elsewhere;

—	sales of our common stock; and

—	the potential adverse impact of the secondary trading of our stock on foreign exchanges which are subject to less regulatory oversight than the Nasdaq Global Market, without our permission, and the activity of the market makers of our stock on such exchanges, including the risk that such market makers may engage in naked short sales and/or other deceptive trading practices which may artificially depress or otherwise affect the price of our common stock on the Nasdaq Global Market.
     In addition, the stock market in general, and the Nasdaq Global Market and the market for technology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company has its principal research and development, manufacturing and administrative facilities located in Austin, Texas, which consists of approximately 101,000 square feet of leased space pursuant to a lease agreement which expires July 31, 2010. The Company maintains an additional 3,875 square feet of leased space at its European subsidiary, Luminex, B.V. and approximately 27,000 square feet of leased office and manufacturing space in Toronto, Canada. We believe these facilities are adequate for our current needs.
ITEM 3. LEGAL PROCEEDINGS
     On April 26, 2005, the Company was served with a complaint, filed by Rules Based Medicine, Inc. (“RBM”) in state district court in Travis County, Texas seeking a declaratory judgment that the formation of HealthMAP Laboratories, Inc. (subsequently renamed the Biophysical Corporation) did not constitute a usurpation of an RBM corporate opportunity and that RBM has the necessary contractual license rights under its existing agreement with the Company to perform certain testing services on behalf of BioPhysical Corporation. On May 19, 2005, we filed an answer to this complaint denying all claims brought by RBM. On June 21, 2005, the parties entered into an agreement, which was subsequently entered with the court on June 22, 2005. Pursuant to this agreement, the parties agreed that RBM would not file any claims related to this matter against the Company until August 1, 2005, and that the Company would not file any claims related to this matter against RBM until August 16, 2005, in order to continue to pursue settlement negotiations. The parties were unable to reach agreement on the terms of settlement. RBM re-filed its lawsuit against us on August 12, 2005, seeking a declaratory judgment against us as set forth above. In response, we re-filed its answer and counterclaims against RBM, as well as new claims against Mark Chandler and Craig Benson, officers of RBM, on August 19, 2005. The parties continued with discovery until late January 2007, at which point settlement discussions were reinitiated and are currently ongoing.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
Executive Officers of the Registrant as of March 1, 2007

Name	Age	Position
Patrick J. Balthrop	50	President and Chief Executive Officer
Russell W. Bradley	43	Vice President, Business Development and Strategic Planning
Jeremy Bridge-Cook, Ph.D	38	Vice President, Luminex Molecular Diagnostics
John C. Carrano, Ph.D	48	Vice President, Research and Development
Harriss T. Currie	45	Chief Financial Officer, Vice President, Finance and Treasurer
Gregory J. Gosch	44	Vice President, Marketing and Sales
James W. Jacobson, Ph.D.	52	Vice President, Chief Scientific Officer and Chairman of the Scientific Advisory Board
Randel S. Marfin	50	Vice President, Luminex Bioscience Group
Oliver H. Meek	55	Vice President, Quality and Regulatory Affairs
David S. Reiter	40	Vice President, General Counsel and Corporate Secretary
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
     Jeremy Bridge-Cook, Ph.D. Dr. Bridge-Cook was appointed Vice President of Luminex Molecular Diagnostics on March 1, 2007. Previously, Dr. Bridge-Cook served as Sr. Vice President, Corporate Development of Tm Bioscience. Dr. Bridge-Cook joined Tm Bioscience in July 2000 as Director of Business Development, and served in various capacities thereafter, including Vice President of Business Development, Vice President of Marketing & Business Development, and finally Sr. Vice President, Corporate Development. Prior to joining Tm, Dr. Bridge-Cook worked for three years as an Investment Analyst at MDS Capital Corp. and University Medical Discoveries Inc. While at MDS Capital Corp., Dr. Bridge-Cook provided business development expertise to several Canadian biotechnology companies, as well as serving on the boards of two biotechnology start-ups. Dr. Bridge-Cook has a Ph.D. in immunology from the University of Toronto.
     John C. Carrano, Ph.D. Dr. Carrano joined the Company in July 2005, and was appointed Vice President, Research and Development in July 2006. Dr. Carrano formerly served as Executive Director, Research and Development. Prior to joining Luminex, Dr. Carrano was a program manager at DARPA where he led several major Defense Department programs related to biological and chemical sensing. His other recent positions include Assistant Professor of Electrical Engineering, Department of Electrical Engineering and Computer Science, United States Military Academy, and Research Scientist, U.S. Army Research Laboratory, Adelphi MD. In June 2005, Dr. Carrano retired from the military as a Lieutenant Colonel after 24 years of service. Dr. Carrano received his B.S., from the United States Military Academy, West Point, in 1981, and received his M.S. and Ph.D. in Electrical Engineering from the University of Texas at Austin. Dr. Carrano is also a graduate of the U.S. Army Command and General Staff College. Dr. Carrano is a member of Phi Kappa Phi, Eta Kappa Nu, OSA, SPIE, and IEEE.
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
     James W. Jacobson, Ph.D. Dr. Jacobson joined the Company in May 1998, and he currently serves as Vice President, Chief Scientific Officer and Chairman of the Scientific Advisory Board. From 1994 to 1998, Dr. Jacobson was Laboratory Director at Cytastar Laboratories, Virus Reference Laboratories and SpectraCell Laboratories, Inc. in Houston, Texas. Following post-doctoral work at North Carolina State University and Duke University, he was a

faculty member in the Department of Biology, University of Houston, Houston, Texas. Dr. Jacobson received a Ph.D. in Population Biology from Washington University in Saint Louis, Missouri and obtained B.S. and M.S degrees in Biology from Utah State University in 1980 and 1982, respectively.
     Randel S. Marfin. Mr. Marfin joined the Company in June 1998, and currently serves as Vice President, Luminex Bioscience Group. Since joining the Company, Mr. Marfin previously served in the capacity of Vice President of Marketing, Sales and Business Development. Prior to joining us, he worked for three years at SpectraCell Laboratories, Inc., most recently as Vice President of Sales and Marketing where he was responsible for business development, acquisitions, strategic planning and sales and marketing. From 1990 to 1998, he served as General Manager of Texas for both Damon Clinical Laboratories and the Nichols Institute. In addition, Mr. Marfin held sales management and business development positions for Damon Clinical Laboratories and MPC Labs. Mr. Marfin graduated from the University of Houston with a B.S. in Biochemistry and Biophysics and served in the United States Air Force from 1975 to 1978.
     Oliver H. Meek. Mr. Meek joined Luminex Corporation in February 2000, and was appointed Vice President, Quality Assurance and Regulatory Affairs in July of 2006. He formerly served as Vice President of Manufacturing. During the 17 years prior to joining Luminex, Mr. Meek was employed at Abbott Laboratories. While at Abbott, he held various management positions in the area of Technical Product Development, Reagent and Instrument Manufacturing and Quality. Prior to joining Abbott Laboratories, he was the Technical Liaison for AMF Biological and Diagnostics Company. Mr. Meek graduated from The University of Texas at Austin with a B.A. degree in Biology and is a Certified Quality Engineer.
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
Market Information
Our common stock is traded on the Nasdaq Global Market under the symbol “LMNX.”
     The following table sets forth the range of high and low sale prices on The Nasdaq Stock Market and/or Nasdaq Global Market, as applicable, for each quarter during 2005 and 2006. On March 9, 2007, the last reported sale price of our common stock was $14.17 per share.

2006	High	Low
First Quarter	$15.48	$11.55
Second Quarte	$18.03	$12.83
Third Quarter	$20.19	$14.41
Fourth Quarter	$20.75	$11.82

2005	High	Low
First Quarter	$9.08	$7.05
Second Quarter	$10.07	$7.15
Third Quarter	$11.15	$8.85
Fourth Quarter	$12.14	$8.95
Holders
     As of March 9, 2007, we had 454 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Dividends
     We have never declared or paid cash dividends on our common stock and, while this policy is subject to periodic review by our board of directors, we currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Our ability to declare dividends may also from time to time be limited by the terms of our new credit facility.
Recent Sales of Unregistered Securities
     None.

Issuer Purchases of Equity Securities
     The stock repurchase activity for the third quarter of 2006 was as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Total Number of
			Shares Purchased as	Appromixate Dollar Value of
	Total Number	Average Price	Part of Publicly	Shares that May Yet Be
	of Shares	Paid per	Announced Plans of	Purchased Under the Plans
Period	Purchased	Share ($)(1)	Programs	or Programs ($)

10/1/06 - 10/31/06	—	$—	—	—
11/1/06 - 11/30/06	58	$14.17	—	—
12/1/06 - 12/31/06	—	$—	—	—

Total Third Quarter	58	$14.17	—	—

(1)	Shares repurchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data at December 31, 2006 and 2005 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data at December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006		2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Results of Operations Data:
Total revenue	$52,989		$42,313	$35,880	$26,292	$13,008
Gross profit	32,252		22,321	14,722	9,830	2,683
Loss from operations	(581)	[1]	(3,496)	(4,164)	(6,475)	(24,117)
Net income (loss)	1,507	[1]	(2,666)	(3,605)	(4,209)	(24,934)

Net income (loss) applicable to common stockholders	$1,507		$(2,666)	$(3,605)	$(4,209)	$(24,934)

Net income (loss) per common share, basic	$0.05	[1]	$(0.09)	$(0.12)	$(0.14)	$(0.85)

Shares used in computing net loss per share, basic	31,434		30,990	30,698	29,814	29,275

Net income (loss) per common share, diluted	$0.05	[1]	$(0.09)	$(0.12)	$(0.14)	$(0.85)

Shares used in computing net income (loss) per share, diluted	32,988		30,990	30,698	29,814	29,275

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,414	$25,206	$19,238	$39,480	$40,482
Short-term investments	10,956	10,947	12,891	—	—
Long-term investments	7,346	5,466	3,991	—	—
Working capital	44,179	39,364	40,823	45,522	45,321
Total assets	66,696	58,035	53,175	53,294	53,623
Total stockholders’ equity	54,159	44,710	44,546	44,835	45,571

[1]	As discussed in Note 12 to the consolidated financial statements, effective January 1, 2006, we changed our method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standard No. 123 (R), “Share-Based Payment”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
     We develop, manufacture and sell proprietary biological testing technologies with applications throughout the life sciences industry. Our xMAP® technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 100 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research.
     Our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Luminex has adopted a business model built around strategic partnerships. The Company has licensed its xMAP technology to other companies, who then develop products that incorporate the xMAP technology into products that they sell to the end-user. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to its partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end-user laboratory. The Company was founded on this model, and our success to date has been due to this model. As of the end of 2006, Luminex had over 50 strategic partners, 32 of which have released commercialized reagent-based products using our technology, and these partners had sold and placed over 4,100 xMAP-based instruments in laboratories worldwide.
     Luminex has several forms of revenue that result from this partner model:
•	System revenue is generated from the sale of our xMap systems and peripherals. Currently system revenue is derived from the sale of the Luminex 100 and 200 analyzers often coupled with an optional XY Platform and/or Sheath Delivery System. We currently expect the average system price to be between $25,000 and $30,000 in a given reporting period.

•	Consumable revenue is generated from the sale of our dyed polystyrene microspheres and sheath fluid. Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

•	Royalty revenue is generated when a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to a user. End users can be facilities such as testing labs, development facilities and research facilities who buy prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

•	Service revenue is generated when a partner or other owner of a system purchases a service contract from us after the warranty has expired. Service contract revenue is amortized over the life of the contract and the costs associated with those contracts are recognized as incurred.

•	Other revenue consists of items such as training, shipping, parts sales, license revenue, grant revenue and other items that individually amount to less than 5% of total revenue. Currently revenue generated from the Luminex Bioscience Group (“LBG”) is recorded in other revenue. The LBG develops assays for either direct sale in markets in which we have no partners with commercial rights or for distribution in our partner product pipeline.

Grant Activity
     During 2006, we were awarded two government grants. One grant is from the Defense Advanced Research Projects Agency to develop a chip-scale biological pathogen detection technology that could lead to a high-performance, low-cost and portable instrument with applications in biological agent sensing and military diagnostics. This grant will allow us to accelerate our product development of related commercial products (such as a point-of-care diagnostic instrument) and is specifically designed to shrink both the cost and size of our current instrument. We also received grant funding from the Homeland Security Advanced Research Projects Agency as part of their Low-Cost Biological Agent Detection System program. In this program, Luminex will work as a sub-contractor to Smiths Detection to develop a low-cost early warning “trigger” sensor for detection of biological agents present in the environment. We believe these government grants are significant because they help support our R&D efforts, establish our footprint in the Bio-Defense sector and open the door for future grants.
2006 Highlights
•	Luminex grew total revenue by approximately 25% over 2005 revenue of $42.3 million

•	Net profit of approximately $1.5 million representing our first profitable year

•	Gross margin percentage of 61%, up from 53% for 2005

•	Increase in R&D investment of approximately 55%

•	Launch of first LBG products: a pneumococccal assay and a miRNA assay

•	Announcement of the TM Bioscience acquisition

•	Cumulative system sales to date of over 4,100 systems, worldwide

•	Secured two government grants to help fund core research and development
Recent Acquisition of TM Bioscience
     In December of 2006, we announced our agreement to acquire Tm Bioscience (“Tm”) of Toronto, Canada. The transaction was completed on March 1, 2007. This was a stock-for-stock acquisition, and it is, what we believe to be, a logical extension of our strategy. We believe the molecular diagnostics market will be one of the fastest-growing life sciences market segments over the next 10 years, and one where multiplexing capability will be key to success. The acquired company will be referred to as Luminex Molecular Diagnostics (“LMD”) and will be primarily focused on DNA-based research and diagnostics. The focus of LMD will be to design, develop, manufacture and commercialize nucleic-acid based testing products to become a leader in genetic testing, personalized medicine and infectious disease.
     We exchanged .06 Luminex common shares for each outstanding Tm share upon the closing of the merger, that will result in the issuance of approximately 3.2 million shares of Luminex common stock. We also agreed to assume all outstanding Tm options and warrants according to the applicable Tm plan provisions, which options and warrants are potentially exercisable for approximately 700,000 additional shares of Luminex common stock on an as-converted basis. As part of the acquisition, we retired approximately $13.2 million of Tm funded debt from our existing cash reserves. The impact of the acquisition on our liquidity is more fully described under “Liquidity and Capital Resources.”
Future Operations
     We continue to expect revenue growth for 2007 to be driven by sustained adoption of our core technology coupled with assay introduction and commercialization by both the LBG and the new LMD. The anticipated continued shift in revenue concentration towards higher margin items, such as assays, consumables and royalties should provide favorable gross margins. Additionally, we believe that a sustained investment into R&D is necessary in order to meet the needs of our marketplace and estimate that spending will approximate 10 – 15% of total revenues. Finally, we believe our partner model allows us to leverage our operating expenses which, assuming the revenue increases and R&D expense described above, should allow us to generate increased operating income for 2007 as a percentage of total revenue from our core business.

     We expect our primary challenges in 2007 to be increased traction of partner products incorporating Luminex technology, realizing the anticipated synergies of the Tm acquisition and associated integration risks, commercialization and market adoption of output from the LBG and LMD group and expanding our footprint and reputation within our identified target market segments.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A summary of our significant accounting policies is described in Note 1 of our Consolidated Financial Statements provided herein in Item 8. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.
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
     Total deferred revenue as of December 31, 2006 was $6.4 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $4.1 million, (ii) unamortized revenue related to extended service contracts in the amount of $1.8 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $470,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.
     Inventory Valuation. Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At December 31, 2006, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales.
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

Results of Operations
     The following table sets forth the percentage of total revenue of certain items in the Consolidated Statements of Operations. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2006	2005	2004
Revenue	100%	100%	100%

Cost of revenue	39%	47%	59%

Gross profit	61%	53%	41%

Operating expenses
Research and development	16%	13%	11%
Selling, general and administrative	46%	48%	42%

Total operating expenses	62%	61%	53%

Loss from operations	(1)%	(8)%	(12)%

Other income, net	4%	3%	2%

Settlement of litigation	—	(1)%	—

Income taxes	—	—	—

Net income (loss)	3%	(6)%	(10)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Year Ended December 31,
	2006	2005	Variance ($)	Variance (%)
	(in thousands)
Revenue	$52,989	$42,313	$10,676	25%
Gross profit	$32,252	$22,321	$9,931	44%
Gross margin percentage	61%	53%	8%	N/A
Operating expenses	$32,833	$25,817	$7,016	27%
Net loss	$1,507	$(2,666)	$4,173	157%
     Revenue. Total revenue increased to $53.0 million for the year ended December 31, 2006 from $42.3 million in 2005. The increase in revenue was primarily attributable to our continued increase in royalty revenue, an indicator of increased acceptance and utilization of our technology in the marketplace.

     A breakdown of revenue for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2006	2005
System sales	$20,644	$18,812
Consumable sales	15,676	13,084
Royalty revenue	8,228	5,255
Service contracts	3,450	2,444
Other revenue	4,991	2,718

	$52,989	$42,313

     We continue to have revenue concentration in a limited number of strategic partners, as the top five customers, by revenue, accounted for 56% of total revenue in 2006. In particular, two customers accounted for 34% of 2006 total revenue (19% and 15%, respectively). No other customer accounted for more than 10% of total revenue.
     System and peripheral component sales increased to $20.6 million for the year ended December 31, 2006. System sales increased to 718 (717 LX systems and 1 HTS) for 2006 as compared to 698 (693 LX systems and 5 HTS) in the prior year, bringing total system sales to approximately 4,100 as of December 31, 2006.
     Consumable sales, comprised of microspheres and sheath fluid, increased 20% to $15.7 million during 2006 from $13.1 million in 2005. We believe the increase is primarily the result of the increased use and acceptance of our technology and the increased installed base of our systems. Partners who reported royalty bearing sales accounted for $11.8 million, or 75%, of total consumable sales for the year ended December 31, 2006. In addition, during 2006, we had 31 bulk purchases of consumables totaling approximately $10.4 million as compared with 28 bulk purchases totaling approximately $9.2 million in the prior year. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. As the number of applications available on our platform expands, we expect to see the overall level of consumable sales, and related bulk purchases, continue to rise.
     Royalty revenue increased 57% to $8.2 million for the year ended December 31, 2006 from $5.3 million for the year ended December 31, 2005. We believe this increase is also primarily the result of the increased use and acceptance of our technology. For the year ended December 31, 2006, we had 32 commercial partners submit royalties as compared with 24 for the year ended December 31, 2005. Additionally, the 24 partners from whom we recognized $5.3 million in royalties in 2005 represented approximately $7.6 million of the total royalties in 2006, an increase of approximately 45% over their prior year payments. Total royalty bearing sales reported to us by our partners were approximately $132 million for the year ended December 31, 2006.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of a contract, increased to $3.5 million during 2006 from $2.4 million in 2005. This increase is attributable to increased sales of extended service contracts, which is a direct result of the increase in the commercial base of Luminex systems as compared to the prior year period. At December 31, 2006, we had 651 Luminex systems covered under extended service agreements and $1.8 million in deferred revenue related to those contracts. At December 31, 2005, we had 551 Luminex systems covered under extended service agreements and $1.7 million in deferred revenue related to those contracts.
     Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales and grant revenue, increased to $5.0 million for the year ended December 31, 2006 from $2.7 million for the year ended December 31, 2005. The increase was primarily attributable to an increase in miscellaneous part sales, license fees and grant revenue. For the year ended December 31, 2006, we had $2.5 million of part sales, $552,000 of shipping revenue, $861,000 in amortized license fees, $352,000 in grant revenue, a $300,000 milestone payment from a partner, $256,000 in training revenue and $138,000 of other miscellaneous revenue.
     Gross Profit. Gross profit increased to $32.3 million for the year ended December 31, 2006, as compared to $22.3 million for the year ended December 31, 2005. The gross margin percentage increased to 61% for the year ended December 31, 2006 from 53% for the year ended December 31, 2005. The increase in gross margin was primarily attributable to the increase in royalties as a percentage of total revenue, an increase in the average system sales price which is a result of partner mix and system configuration fluctuations and to a lesser extent the $352,000 of grant revenue and a $300,000 milestone payment from a partner.
     Research and Development Expense. Research and development expenses increased to $8.7 million for the year ended December 31, 2006 from $5.6 million for the year ended December 31, 2005. The increase was primarily attributable to increases in personnel costs associated with the addition of employees in 2006 and to a lesser extent increased costs related to direct materials and consumable supplies utilized in the research and development process and increased stock compensation expense resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) which requires us to recognize the cost of employee services in exchange for an award of equity instruments. Research and development headcount at December 31, 2006 was 61 as compared to 42 at December 31, 2005. As a percentage of revenue, research and development expense increased to 16% in 2006 as compared with 13% in 2005. Our current expectation is for research and development expenses to be between 10% and 15% of total revenue for 2007.
     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $24.2 million for the year ended December 31, 2006 from $20.2 million for the comparable period in 2005. The increase was primarily attributable to increased stock compensation expense resulting from the adoption of SFAS 123(R). Stock compensation increased to $4.6 million for the year ended December 31, 2006 from $1.5 million for fiscal 2005. To a lesser extent, the increase in selling, general and administrative expenses was a result of additional personnel cost associated with the increase in employees to 73 at December 31, 2006 from 70 at December 31, 2005. As a percentage of revenue, selling, general and administrative expenses were 46% in 2006 and 48% in 2005. We expect selling, general and administrative expenses to increase in 2007 as compared to 2006. This expected increase will be primarily attributable to the addition of LMD.
     Other Income, net. Other income, consisting primarily of interest in our cash and investment balances, increased to $2.1 million for the year ended December 31, 2006 from $1.2 million for the year ended December 31, 2005. The average rate on current invested balances was 4.9% as of December 31, 2006 compared to 3.9% as of December 31, 2005.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended December 31,
			Variance	Variance
	2005	2004	($)	(%)
	(in thousands)
Revenue	$42,313	$35,880	$6,433	18%
Gross profit	$22,321	$14,722	$7,599	52%
Gross margin percentage	53%	41%	12%	N/A
Operating expenses	$25,817	$18,886	$6,931	37%
Net loss	$(2,666)	$(3,605)	$939	26%
     Revenue. Total revenue increased to $42.3 million for the year ended December 31, 2005 from $35.9 million in 2004. The increase in revenue was primarily attributable to our continued increase in royalty revenue, an indicator of increased acceptance and utilization of our technology in the marketplace.
     A breakdown of revenue for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2005	2004
System sales	$18,812	$18,956
Consumable sales	13,084	9,002
Royalty revenue	5,255	3,210
Service contracts	2,444	1,565
Other revenue	2,718	3,147

	$42,313	$35,880

     We continued to have revenue concentration in a limited number of strategic partners, as the top five customers, by revenue, accounted for 57% of total revenue. In particular, two customers accounted for 39% of total revenue in 2005 (23% and 16%, respectively). No other customer accounted for more than 10% of total revenue.
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
     Service contracts increased to $2.4 million during 2005 from $1.6 million in 2004. This increase is attributable to increased sales of extended service contracts, which was a direct result of the increase in the commercial base of Luminex systems as compared to the prior year period. At December 31, 2005, we had 551 Luminex systems covered under an extended service agreement and $1.7 million in deferred revenue related to those contracts. At December 31, 2004, we had 345 Luminex systems covered under an extended service agreement and $1.1 million in deferred revenue related to those contracts.
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
     Other Income, net. Other income, consisting primarily of interest in our cash and investment balances, increased to $1.2 million for the year ended December 31, 2005 from $572,000 for the year ended December 31, 2004. The average rate on current invested balances was 3.9% as of December 31, 2005 compared to 1.4% as of December 31, 2004.
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
Liquidity and Capital Resources
     At December 31, 2006, we held cash and cash equivalents of $27.4 million, short-term investments of $11.0 million and long-term investments of $7.3 million, for an aggregate of $45.7 million. At December 31, 2005, we held cash and cash equivalents of $25.2 million, short-term investments of $10.9 million and long-term investments of $5.5 million, for an aggregate of $41.6 million. As of December 31, 2006 and 2005, working capital was $44.2 million and $39.4 million, respectively. We have funded our operations to date primarily through the issuance of equity securities and internally generated funds. Our cash reserves are held directly or indirectly in a variety of short-term and long-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities with maturities of two years or less.
     Cash provided by operations was $4.0 million for the year ended December 31, 2006. Significant items affecting operating cash flows for the period were our net income of $1.5 million and adjustments of $7.0 million for depreciation, amortization and stock compensation offset by an increase in accounts receivable of $1.7 million and an increase in prepaids and other of $1.0 million.
     Cash used in investing was $4.5 million for the year ended December 31, 2006 as compared with $2.3 million for the year ended December 31, 2005. In 2006, we purchased property, plant and equipment of $2.6 million primarily for software and intangibles, machinery and equipment, and computer equipment. Currently, exclusive of changes in investments, we expect cash used in investing activities to be primarily for purchases of property, plant and equipment and to be approximately equivalent with 2006. We expect investing activities in 2007 to be generally consistent with 2006 for our core business.
     We expect research and development expenses to be between 10% and 15% of total revenue in 2007. Our anticipated increase in research and development expenses for 2007 relative to 2006 is a result of our investing in the research and developmen,t pipeline to support our content strategy and expanded focus on product development, and expenses related to LMD. Although we expect selling, general and administrative expenses to increase in 2007 as compared to 2006, the increase will be primarily attributable to the addition of LMD.
     We expect to incur approximately $20.0 million of expenditures related to the completion of the Tm acquisition. Included therein, Luminex retired $13.2 million of Tm funded debt and expects to incur approximately $6.8 million of expense associated with advisors, consultants, and other transaction related costs in connection with the acquisition. As a result of the acquisition, infrastructure enhancements to support the acquisition and the dilutive nature of the acquisition, we expect operating cash flow to result in a net use of cash.

     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken based on recommendations of our strategic consulting study or the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2007. We believe, however, that our existing cash and cash equivalents together with availability under our new credit facility as described below are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements through 2007. Based upon our current operating plan and structure, management anticipates total cash use for 2007 to be approximately $18 to $23 million, giving us an anticipated balance in cash, cash equivalents, short-term and long-term investments at December 31, 2007 of $22 to $27 million. Factors that could affect this estimate, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) settlement of other accrued liabilities, (iv) signing of partnership agreements which include significant up front license fees, and (v) unanticipated costs associated with, and negative operating cash flows resulting from, the Tm acquisition. See also the “Safe Harbor Cautionary Statement” and Item 1A. Risk Factors above.
     On March 1, 2007, the Company entered into a senior revolving credit facility with JPMorgan Chase Bank, N.A., which provides borrowings of up to a maximum aggregate principal amount outstanding of $15.0 million based on availability under a borrowing base consisting of eligible accounts and inventory. The obligations under the senior revolving credit facility are guaranteed by the wholly-owned domestic subsidiaries of the Company and secured by all of the accounts, equipment inventory and general intangibles (excluding intellectual property) of the Company and the guarantors including the pledge of an intercomany note from Tm Bioscience and payable to the Company. Loans under the senior credit facility accrue interest on the basis of either a base rate or a LIBOR rate. The base rate is calculated daily and is the greater of (i) prime minus 1.00% and (ii) federal funds rate plus .50%. Borrowings at the LIBOR rate are based on one, two or three month periods and interest is calculated by taking the sum of (i) the product of LIBOR for such period and statutory reserves plus (ii) 1.75%. We pay a fee of 0.125% per annum on the unfunded portion of the lender’s aggregate commitment under the facility.
     The senior credit facility contains conditions to making loans, representations, warranties and covenants, including financial covenants customary for a transaction of this type. Financial covenants include (i) a tangible net worth covenant of $45.0 million prior to the acquisition Tm Bioscience and $25.0 million following the acquisition and (ii) a liquidity requirement of availability not less than the funded debt of the Company and its subsidiaries (including Tm Bioscience) calculated using the unencumbered cash, cash equivalents and marketable securities of the Company and the guarantors. The senior credit facility also contains customary events of default as well as restrictions on undertaking certain specified corporate actions, including, among others, asset dispositions, acquisitions and other investments, dividends, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens and negative pledges, transactions with affiliates and agreements as to certain subsidiary restrictions and the creation of additional subsidiaries. If an event of default occurs that is not otherwise waived or cured, the lender may terminate its obligations to make loans under the senior credit facility and may declare the loans then outstanding under the senior credit facility to be due and payable. We believe we are currently in compliance with our financial and other covenants under the senior credit facility. As of March 9, 2007, no amounts were outstanding under the senior revolving credit facility.
     To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development and deployment of our technologies. There can be no assurance that debt or equity funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing (under our new credit facility or otherwise) could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms.

Contractual Obligations
     We currently have approximately $4.0 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage during 2007. The following table reflects the Company’s total current non-cancelable obligations by period (in thousands):

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$4,129	$1,241	$2,520	$368	$—
Non-cancelable purchase obligations (1)	3,347	2,747	600	—	—

Total	$7,476	$3,988	$3,120	$368	$—

(1)	Purchase obligations include contractual arrangements in the form of purchase orders primarily a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met. Purchase obligations relating to purchase orders do not extend beyond a year; however, we would expect future years to have these purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.
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
     In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material effect on its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our interest income received on our cash balances is sensitive to changes in the general level of domestic interest rates, particularly since the majority of our investments are in instruments that meet the definition of cash equivalents or in short-term investments and are held to maturity. A 50 basis point fluctuation from average investment returns at December 31, 2006 would yield an approximate 10% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure. The majority of the payments for our products, including sales to foreign customers, are required to be made in U.S. dollars; therefore, we do not engage in any foreign currency hedging activities. Accordingly, our foreign currency and currency market risk is limited.
     Borrowings from time to time outstanding under our new credit facility will be subject to interest rate risks as the interest under this facility will be variable as described above under “Liquidity and Capital Resources.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Luminex Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Luminex Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Luminex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Luminex Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Luminex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luminex Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2006 of Luminex Corporation and our report dated March 6, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 6, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Luminex Corporation
We have audited the accompanying consolidated balance sheets of Luminex Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in footnote 1, in 2006 Luminex Corporation changed its method of accounting for stock-based compensation in accordance with guidance provided in the Statement of Financial Standards No. 123(R), “Share-Based Payment”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Luminex Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 6, 2007

LUMINEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$27,414	$25,206
Short-term investments	10,956	10,947
Accounts receivable, (net of allowance for doubtful accounts of $301 and $366 at December 31, 2006 and 2005, respectively)	8,237	6,580
Inventories, net	4,571	4,281
Prepaids and other	1,917	1,170

Total current assets	53,095	48,184

Property and equipment, net	4,985	3,222
Long-term investments	7,346	5,466
Other	1,270	1,163

Total assets	$66,696	$58,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,255	$3,412
Accrued liabilities	2,905	2,970
Deferred revenue	2,756	2,438

Total current liabilities	8,916	8,820

Deferred revenue	3,621	4,505

Total liabilities	12,537	13,325

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 31,678,608 shares in 2006; 31,655,683 shares in 2005	32	32
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	139,116	135,440
Deferred compensation	—	(4,219)
Accumulated other comprehensive loss	65	18
Accumulated deficit	(85,054)	(86,561)

Total stockholders’ equity	54,159	44,710

Total liabilities and stockholders’ equity	$66,696	$58,035

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenue.	$52,989	$42,313	$35,880
Cost of revenue	20,737	19,992	21,158

Gross profit	32,252	22,321	14,722
Operating expenses:
Research and development	8,673	5,600	3,802
Selling, general and administrative	24,160	20,217	15,084

Total operating expenses	32,833	25,817	18,886

Loss from operations	(581)	(3,496)	(4,164)
Other income, net	2,108	1,174	572
Settlement of litigation	—	(322)	—

Income (loss) before income taxes	1,527	(2,644)	(3,592)
Income taxes	(20)	(22)	(13)

Net income (loss)	$1,507	$(2,666)	$(3,605)

Net income (loss) per share, basic	$0.05	$(0.09)	$(0.12)

Shares used in computing net income (loss) per share, basic	31,434	30,990	30,698
Net income (loss) per share, diluted	$0.05	$(0.09)	$(0.12)

Shares used in computing net income (loss) per share, diluted	32,988	30,990	30,698
See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,507	$(2,666)	$(3,605)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,483	1,048	880
Amortization of deferred stock, restricted stock and stock compensation expense	5,511	1,675	835
Imputed interest	(13)	(13)	(15)
(Gain) loss on disposal of assets	4	83	(34)
Other	(15)	9	9
Changes in operating assets and liabilities:
Accounts receivable, net	(1,657)	(716)	(638)
Inventories, net	(290)	3,369	(2,882)
Other assets	(1,009)	(332)	7
Accounts payable	(602)	1,770	(125)
Accrued liabilities	(307)	137	574
Deferred revenue	(566)	2,658	(278)

Net cash provided by (used in) operating activities	4,046	7,022	(5,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(15,064)	(15,450)	(22,856)
Maturities of held-to-maturity securities	13,175	15,919	5,973
Purchase of property and equipment	(2,638)	(2,830)	(545)
Proceeds from sale of assets	45	21	49
Acquired technology rights	(25)	—	(72)

Net cash used in investing activities	(4,507)	(2,340)	(17,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,622	1,180	2,495

Net cash provided by financing activities	2,622	1,180	2,495

Effect of foreign currency exchange rate on cash	47	106	(14)
Change in cash and cash equivalents	2,208	5,968	(20,242)
Cash and cash equivalents, beginning of year	25,206	19,238	39,480

Cash and cash equivalents, end of year	$27,414	$25,206	$19,238

SUPPLEMENTAL DISLOSURE OF NONCASH INVESTING ACTIVITIES:
Purchase of leasehold improvements under trade payable arrangement paid in 2007	$445	$—	$—

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

				Accumulated
	Common Stock		Additional	Other	Deferred		Total
	Number of		Paid-In	Comprehensive	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Compensation	Deficit	Equity
Balance at December 31, 2003	30,301,057	$30	$125,169	$(74)	$—	$(80,290)	$44,835
Exercise of stock options	556,100	1	2,494	—	—	—	2,495
Amortization of deferred stock and stock compensation expense	—	—	544	—	(312)	—	232
Grant of restricted stock, net	312,535	—	3,626	—	(3,640)	—	(14)
Amortization of restricted stock	—	—	—	—	617	—	617
Net loss	—	—	—	—	—	(3,605)	(3,605)
Foreign currency translation adjustment	—	—	—	(14)	—	—	(14)

Balance at December 31, 2004	31,169,692	31	131,833	(88)	(3,335)	(83,895)	44,546
Exercise of stock options	204,837	1	1,179	—	—	—	1,180
Amortization of deferred stock and stock compensation expense	—	—	(325)	—	312	—	(13)
Grant of restricted stock, net	307,428	—	2,967	—	(2,967)	—	—
Amortization of restricted stock	—	—	—	—	1,606	—	1,606
Forfeiture of restricted stock	(26,274)		(214)		165		(49)
Net loss	—	—	—	—	—	(2,666)	(2,666)
Foreign currency translation adjustment	—	—	—	106	—	—	106

Balance at December 31, 2005	31,655,683	32	135,440	18	(4,219)	(86,561)	44,710
Exercise of stock options	422,499	—	2,622	—	—	—	2,622
Issuances of restricted stock, net of shares withheld for taxes	144,539	—	(242)	—	—	—	(242)
Effect of adoption of FAS 123R	(544,113)	—	(4,220)	—	4,219	—	(1)
Stock compensation.			5,516				5,516
Net income	—	—	—	—	—	1,507	1,507
Foreign currency translation adjustment	—	—	—	47	—	—	47

Balance at December 31, 2006	31,678,608	$32	$139,116	$65	$—	$(85,054)	$54,159

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
     Luminex Corporation (the “Company”) develops, manufactures and sells proprietary biological testing technologies with applications throughout the life sciences industry. The Company’s xMAP® technology, an open architecture, multiplexing technology, allows the Luminex systems to simultaneously perform up to 100 bioassays on a single drop of fluid by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. The Company’s xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research.
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
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash deposits and investments with original maturities of three months or less when purchased.
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
     In 2006, two customers each accounted for more than 10% of our total revenues. Bio-Rad Laboratories, Inc. accounted for 19%, 23% and 24% of our total revenues in 2006, 2005 and 2004, respectively. One Lambda, Inc. accounted for 15%, 16% and 11% of our total revenues in 2006, 2005 and 2004, respectively. No other customer accounted for more than 10% of total revenues in 2006, 2005 or 2004.
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
Research and Development Costs
     Research and development costs are generally expensed in the period incurred; however, the Company capitalizes certain internally developed products, used for evaluation during development projects that also have alternative future uses as defined by SFAS 2, “Accounting for Research and Development Costs”. These assets are generally depreciated on a straight-line basis over the useful life of the assets which range from two months to one year. The Company capitalized $643,000 and $281,000 in 2006 and 2005, respectively. Depreciation expense of $295,000, $2,000 and $0 was recorded in 2006, 2005 and 2004, respectively. There was $627,000 and $279,000 of capitalized research and development costs included in “other assets” at December 31, 2006 and 2005, respectively.
Advertising Costs
     The Company expenses advertising costs as incurred. Advertising expenses were not significant for any of the years presented.
Incentive Compensation
     Management incentive plans are tied to various financial and non-financial performance metrics. Bonus accruals made throughout the year related to the various incentive plans are based on management’s best estimate of the achievement of the specific metrics. Adjustments to the accruals are made on a quarterly basis as forecasts of performance are updated. At year-end, the accruals are adjusted to reflect the actual results achieved.
Income Taxes
     The Company accounts for income taxes in accordance with the liability method whereby deferred tax assets and liabilities are determined based on differences between the basis for financial reporting purposes and the tax bases of such assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Earnings Per Share
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
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. See Note 12, “Employee Benefit Plans” for further information.
Segment Reporting
     Management has determined that the Company operates in one business segment.
NOTE 2 – INVESTMENTS
     Held-to-maturity securities as of December 31, 2006 and 2005 consisted of $18.3 million and $16.4 million of federal agency debt securities, respectively. Amortized cost approximates fair value of these investments.
     The amortized cost of held-to-maturity debt securities at December 31, 2006 and 2005, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 31,
	2006			2005
		Accrued	Amortized		Accrued	Amortized
	Cost	Interest	Cost	Cost	Interest	Cost
Due in one year or less	$10,956	$183	$11,139	$10,947	$93	$11,040
Due after one year through two years	7,346	84	7,430	5,466	23	5,489

	$18,302	$267	$18,569	$16,413	$116	$16,529

NOTE 3 — ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following at December 31 (in thousands):

	2006	2005
Accounts receivable	$8,538	$6,946
Less: Allowance for doubtful accounts	(301)	(366)

	$8,237	$6,580

     The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2003	$340
Reductions charged to costs and expenses	(34)
Write-offs of uncollectible accounts	(28)
Recoveries of uncollectible accounts	—

Balance at December 31, 2004	278
Additions charged to costs and expenses	90
Write-offs of uncollectible accounts	(2)
Recoveries of uncollectible accounts	—

Balance at December 31, 2005	366
Reductions charged to costs and expenses	(52)
Write-offs of uncollectible accounts	(13)
Recoveries of uncollectible accounts	—

Balance at December 31, 2006	$301

NOTE 4 — INVENTORY, NET
     Inventory consisted of the following at December 31 (in thousands):

	2006	2005
Parts and supplies	$3,504	$4,011
Work-in-progress	555	526
Finished goods	932	205

	4,991	4,742

Less: Allowance for excess and obsolete inventory	(420)	(461)

	$4,571	$4,281

     The Company has non-cancelable purchase commitments with certain of its component suppliers in the amount of approximately $2.7 million for 2007. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.
NOTE 5 — PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following at December 31 (in thousands):

	2006	2005
Laboratory equipment	$4,502	$3,954
Leasehold improvements	3,284	2,102
Computer equipment	1,477	1,237
Purchased software and intangibles	2,738	1,901
Furniture and fixtures	574	438

	12,575	9,632
Less: Accumulated amortization and depreciation	(7,590)	(6,410)

	$4,985	$3,222

NOTE 6 — OTHER ASSETS
     Other assets consisted of the following at December 31 (in thousands):

	2006	2005
Purchased technology rights (net of accumulated amortization of $416,000 and $308,000 in 2006 and 2005, respectively)	$856	$689
Other	531	560

	1,387	1,249
Less: Current portion	(117)	(86)

	$1,270	$1,163

     In March 2001, the Company entered into an agreement that provides the Company with a license to commercialize products incorporating certain patented technology. Under the terms of the agreement, the Company made $800,000 in milestone payments through December 31, 2003, none in 2004 and has agreed to make additional payments of $200,000 in the aggregate upon the achievement of additional milestones. In addition, the Company will make royalty payments based on sales of the developed products incorporating the licensed technology. The costs of the technology rights acquired were capitalized and are being amortized on a straight-line basis over their estimated useful lives of five to fifteen years. For the years ended December 31, 2006 and 2005, the Company recognized amortization expense related to the amortization of these acquired technology rights of approximately

$108,000 and $86,000, respectively. Future amortization expense will be $114,000 in 2007, $114,000 in 2008, $114,000 in 2009, $114,000 in 2010, $109,000 in 2011 and $292,000 thereafter.
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
     The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2003	$475
Warranty expenses	(974)
Accrual for warranty costs	1,003

Accrued warranty costs at December 31, 2004	504
Warranty expenses	(785)
Accrual for warranty costs	632

Accrued warranty costs at December 31, 2005	351
Warranty expenses	(635)
Accrual for warranty costs	595

Accrued warranty costs at December 31, 2006	$311

NOTE 8 — INCOME TAXES
     The components of the provision for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2006	2005	2004
Current:
Federal	$—	$—	$—
Foreign	40	22	13
State	(20)	—	—

Total current	20	22	13

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$20	$22	$13

     As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $94.5 million and research and development credit carryforwards of approximately $2.0 million that will begin to expire in 2010 if not utilized prior to that time. Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and research and development credits before utilization.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows (in thousands):

	2006	2005	2004
Deferred tax assets:
Current deferred tax assets
Accrued liabilities and other	$775	$645	$1,117

Gross current deferred tax assets	775	645	1,117
Valuation allowance	(628)	(425)	(892)

Net current deferred tax assets	147	220	225
Noncurrent deferred tax assets
Net operating loss and credit carryforwards	34,155	35,018	35,031
Deferred revenue	2,342	2,562	1,568
Depreciation and amoritization	348	279	197
Investment basis	1,637	1,637	1,637
Stock compensation and other	615	—	—

Gross noncurrent deferred tax assets	39,097	39,496	38,433
Valuation allowance	(39,069)	(39,496)	(38,433)

Net noncurrent deferred tax assets	28	—	—

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(147)	(220)	(225)

Total current deferred tax liabilities	(147)	(220)	(225)

Net current deferred tax asset (liability)	$—	$—	$—

Net noncurrent deferred tax asset (liability)	$28	$—	$—

     The Company has established a valuation allowance equal to the net deferred tax assets less the federal benefit amount of the Texas margin deferred tax asset of $28,000 due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance decreased by approximately $224,000 during 2006, due to operations. Approximately $11.7 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred stock compensation expense.
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
     The Company’s provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended December 31,
	2006	2005	2004
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	2.7%	(3.0)%	(2.7)%
Permanent items	(3.3)%	1.4%	0.8%
Effect of foreign operations	(0.5)%	0.0%	0.0%
Research credit generated	22.0%	0.0%	0.0%
Deferred assets not benefited	11.7%	36.4%	36.3%

	-1.4%	0.8%	0.4%

NOTE 9 — NET INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income (loss)	$1,507	$(2,666)	$(3,605)

Denominator:
Denominator for basic net income (loss) per share - weighted average common stock outstanding	31,434	30,990	30,698
Effect of dilutive securities:
Stock options and awards	1,554	—	—

Denominator for diluted net income (loss) per share - weighted average shares outstanding — diluted	32,988	30,990	30,698

Basic net income (loss) per share	$0.05	$(0.09)	$(0.12)
Diluted net income (loss) per share	$0.05	$(0.09)	$(0.12)
     Restricted stock awards (RSAs) and stock options to acquire 658,000, 1.7 million and 1.7 million shares for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from the computations of diluted EPS because the effect of including the RSAs and stock options would have been anti-dilutive.
NOTE 10 — STOCKHOLDERS’ EQUITY
Preferred Stock
     The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders. At December 31, 2006 and 2005, there was no preferred stock issued and outstanding.
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
NOTE 11 – COMPREHENSIVE INCOME/ LOSS
     The Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation. Comprehensive income for the year ended December 31, 2006 was $1.6 million and comprehensive loss for the year ended December 31, 2005 was approximately $2.6 million.

NOTE 12 — EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Stock-Based Compensation
     At December 31, 2006, the Company has two stock-based employee compensation plans pursuant to which grants may be made, the 2006 Equity Incentive Plan (the “Equity Incentive Plan”) and the 2006 Management Stock Purchase Plan (the “MSPP”) which were approved at our Annual Meeting on May 25, 2006. No further grants shall be made pursuant to the 1996 Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 2001 Broad-Based Stock Option Plan (the “2001 Plan”). Prior to January 1, 2006, the Company accounted for its plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Pursuant thereto, compensation costs related to employee stock options granted at fair value under those plans were not recognized in the consolidated statements of income. Compensation costs related to RSAs and stock options granted below fair value were recognized in the consolidated statements of income.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 is $2.6 million lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 were $0.08 and $0.07 lower, respectively, due to adopting SFAS 123(R).
Equity Incentive Plans
     Under the Company’s Equity Incentive Plan, 1996 Plan, 2000 Plan and 2001 Plan, certain employees, consultants and non-employee directors have been granted RSAs and options to purchase shares of common stock. The options and RSAs generally vest in installments over a four to five year period, and the options expire either five or ten years after the date of grant. Under the Equity Incentive Plan, certain employees, directors of, and consultants to the Company are eligible to be granted RSAs, restricted stock units and options to purchase common stock. The MSPP provides for the granting of rights to defer an elected percentage of their bonus compensation through the purchase of restricted shares of the Company’s common stock, discounted by 20%, to certain officers of the Company. As of December 31, 2006, there were 1.7 million shares authorized for future issuance under the Company’s Equity Incentive Plan and 500,000 shares eligible for purchase, pursuant to the terms and conditions thereof, under the MSPP.
     The Equity Incentive Plan, the MSPP, the 1996 Plan, the 2000 Plan and the 2001 Plan are administered by the Compensation Committee of the Board of Directors. Since the adoption of the Equity Incentive Plan in May 2006, no further grants have been or will be made under the 1996 Plan, 2000 Plan and 2001 Plan. The Compensation Committee has the authority to determine the terms and conditions under which awards will be granted from the Equity Incentive Plan, including the number of shares, vesting schedule and term, as applicable. Any option award exercise prices, as set forth in the Equity Incentive Plan, will be equal to the fair market value on the date of grant. Under certain circumstances, the Company may repurchase previously granted RSAs.
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

	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.6	0.6	0.7
Risk-free rate of return	5.0%	5.0%	5.0%
Expected life	6 yrs.	7 yrs.	7 yrs.
Weighted average fair value at grant date	N/A [1]	$4.68	$6.89

[1]	No stock options were issued to employees during this period.
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
     The Company’s stock option activity for the year ended December 31, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Options	(in thousands)	Price	Life	(in thousands)
Outstanding at December 31, 2005	3,758 [1]	$9.85
Granted	—	—
Exercised	(423)	6.22
Cancelled or expired	(172)	20.39

Outstanding at December 31, 2006	3,163	$9.76	6.05	$13,608

Vested at December 31, 2006 and expected to vest	3,159	$9.76	0.09	13,591

Exercisable at December 31, 2006	2,592	$10.29	5.87	$10,547

[1]	This balance has been adjusted to include options that were granted in the prior year, but previously reflected as available for future issuance.
     During the years ended December 31, 2006, 2005 and 2004, the total intrinsic value of stock options exercised was $4.3 million, $799,000 and $3.0 million, respectively, and the total fair value of stock options that vested was $2.5 million, $4.1 million and $4.6 million, respectively. The Company had $2.4 million of total unrecognized compensation costs related to stock options at December 31, 2006 that are expected to be recognized over a weighted-average period of 0.5 years.
     The Company’s stock option activity for the years ended December 31, 2005 and 2004 is as follows:

		Weighted Average
	Shares	Exercise Price
Options outstanding, December 31, 2003	4,142	$10.10
Granted	1,061	$8.15
Exercised	(557)	$4.49
Surrendered	(580)	$14.92

Options outstanding, December 31, 2004	4,066	$9.76
Granted	53 [1]	$7.48
Exercised	(205)	$5.76
Surrendered	(156)	$12.32

Options outstanding, December 31, 2005	3,758	$9.76

[1]	This number has been adjusted to include options that were granted in the period, but previously reflected as available for future issuance.
     The Company’s restricted share activity for the year ended December 31, 2006 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2005	544	$9.04
Granted	426	15.74
Vested	(160)	9.64
Cancelled or expired	(12)	11.41

Non-vested at December 31, 2006	798	$12.46

     As of December 31, 2006, there was $7.6 million of unrecognized compensation cost related to RSAs. That cost is expected to be recognized over a weighted average-period of 2.0 years. The total fair value of shares vested during the year ended December 31, 2006, 2005 and 2004 was $1.5 million, $437,000 and $56,000, respectively.
     RSAs may be granted at the discretion of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2006, the Company awarded 426,458 shares of restricted common stock, which had a fair value at the date of grant ranging from $11.91 – $19.13. During the year ended December 31, 2005, the Company awarded 307,428 shares of restricted common stock, which had a fair value at the date of grant ranging from $7.53 – $10.40. During the year ended December 31, 2004, the Company awarded 312,535 shares of restricted common stock, which had a fair value at the date of grant ranging from $7.78 – $16.00. Compensation under these restricted stock awards was charged to expense over the restriction period and amounted to $2.8 million, $1.6 million and $675,000 in 2006, 2005 and 2004, respectively.
     There were no significant stock compensation costs capitalized into assets as of December 31, 2006.
     The Company received $2.6 million and $1.2 million for the exercise of stock options during the year ended December 31, 2006 and 2005, respectively. Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan, 2000 Plan and 2001 Plan from reserves upon the exercise of stock options and vesting of RSAs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under these plans.
     The following are the stock-based compensation costs recognized in the Company’s consolidated statements of income (in thousands):

	Year Ended December 31,
	2006	2005	2004
Cost of revenue	$318	$81	$45
Research and development	594	116	56
Selling, general and administrative	4,599	1,478	748

Stock-based compensation costs reflected in net income (loss)	$5,511	$1,675	$849
     As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s stock option plans for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands):

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(2,666)	$(3,605)
Add: Stock-based employee compensation expense included in reported net loss	1,575	675
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,834)	(5,307)

Pro forma net loss	$(5,925)	$(8,237)

Earnings per share
Basic and Diluted — as reported	$(0.09)	$(0.12)
Basic and Diluted — pro forma	$(0.19)	$(0.27)

Reserved Shares of Common Stock
     At December 31, 2006 and 2005, the Company had reserved 5,389,865 and 4,833,563 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, purchase of common stock pursuant to the MSPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summaries the reserved shares by plan as of December 31, 2006:

	Options	Shares Available	Total Shares
	Outstanding	for Future Issuance	Reserved
1996 Plan	20,400	—	20,400
2000 Plan	1,907,054	—	1,907,054
2001 Plan	735,912	—	735,912
2006 Equity Incentive Plan	—	1,726,499	1,726,499
2006 Mangements Stock Purchase Plan	—	500,000	500,000
Other *	500,000	—	500,000

	3,163,366	2,226,499	5,389,865

*	Balthrop Option
Employee Savings Plans
     Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2006, 2005 and 2004, each employee could contribute a percentage of compensation up to a maximum of $15,000, $14,000 and $13,000 per year, respectively, with the Company matching 50% of each employee’s contributions. The Company’s contributions for 2006, 2005 and 2004 were $435,000, $345,000 and $287,000, respectively.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Lease Arrangements
     The Company has operating leases related primarily to its office facilities. Rental and lease expense for these operating leases for the years 2006, 2005 and 2004 totaled approximately $995,000, $842,000 and $878,000, respectively.
     Minimum annual lease commitments as of December 31, 2006 under non-cancelable leases for each of the next five years and in the aggregate were as follows (in thousands):

2007	$1,241
2008	1,247
2009	1,273
2010	368
Thereafter	—

Total	$4,129

     These non-cancelable lease commitments related to facilities include certain rent escalation provisions which have been included in the minimum annual rental commitments shown above. These amounts are recorded to expense on a straight-line basis over the life of the lease.

Non-Cancelable Purchase Commitments
     As of December 31, 2006 the Company had approximately $2.7 million in purchase commitments with several of its inventory suppliers. These commitments require delivery of minimum amounts of components throughout 2007. None of the Company’s current commitments extend past 2007.
Minimum Purchase Commitments
     As of December 31, 2006 the Company had approximately $618,000 in potential minimum payments which the Company would be obligated to pay over the next four years should certain minimum purchase commitments not be fulfilled. If none of the minimum purchase commitments are met, the future minimum payments will be $18,000 in 2007, $154,000 in 2008, $209,000 in 2009 and $236,000 in 2010.
Employment Contracts
     The Company has entered into employment contracts with certain of its key executives. Generally, certain amounts may become payable in the event the Company terminates the executives’ employment without cause or the executive resigns for good reason.
Legal Proceedings
     On April 26, 2005, the Company was served with a complaint, filed by Rules Based Medicine, Inc. (“RBM”) in state district court in Travis County, Texas seeking a declaratory judgment that the formation of HealthMAP Laboratories, Inc. (subsequently renamed the Biophysical Corporation) did not constitute a usurpation of an RBM corporate opportunity and that RBM has the necessary contractual license rights under its existing agreement with the Company to perform certain testing services on behalf of BioPhysical Corporation. On May 19, 2005, we filed an answer to this complaint denying all claims brought by RBM. On June 21, 2005, the parties entered into an agreement, which was subsequently entered with the court on June 22, 2005. Pursuant to this agreement, the parties agreed that RBM would not file any claims related to this matter against the Company until August 1, 2005, and that the Company would not file any claims related to this matter against RBM until August 16, 2005, in order to continue to pursue settlement negotiations. The parties were unable to reach agreement on the terms of settlement. RBM re-filed its lawsuit against us on August 12, 2005, seeking a declaratory judgment against us as set forth above. In response, we re-filed its answer and counterclaims against RBM, as well as new claims against Mark Chandler and Craig Benson, officers of RBM, on August 19, 2005. The parties continued with discovery until late January 2007, at which point settlement discussions were reinitiated and are currently ongoing.
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
NOTE 15 — GEOGRAPHIC INFORMATION
     We operate in one business segment, biological testing in the life sciences industry. The table below provides information regarding product revenues from our sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	2006	2005	2004
Domestic	$40,823	$32,844	$26,965
Foreign:
Europe	5,760	5,310	5,710
Asia	2,870	1,123	932
Other	3,536	3,036	2,273

	$52,989	$42,313	$35,880

NOTE 16 — SETTLEMENT OF LITIGATION
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
     In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material effect on its financial position and results of operations.
NOTE 18 — SUBSEQUENT EVENTS (UNAUDITED)
     On March 1, 2007, the Company completed the acquisition of Tm Bioscience (“Tm”), a DNA-based research and diagnostics company headquartered in Toronto, Canada. We believe this acquisition is a logical extension of our strategy to penetrate the molecular diagnostics market which we believe will be one of the fastest-growing life sciences market segments over the next 10 years, and one where multiplexing capability will be key to success. The acquired company will be referred to as Luminex Molecular Diagnostics. The focus of Luminex Molecular Diagnostics will be to design, develop, manufacture and commercialize nucleic-acid based testing products to become a leader in genetic testing, personalized medicine and infectious disease.
     Upon the closing of the merger, we exchanged 0.06 Luminex common shares for each outstanding Tm share, which will result in the issuance of approximately 3.2 million shares of Luminex common stock. We also agreed to assume all outstanding Tm options and warrants according to the applicable Tm plan provisions, which options and warrants are potentially exercisable for approximately 700,000 additional shares of Luminex common stock on an as-converted basis.

     The acquisition will be accounted for under the purchase method and Tm’s results of operations will be included with the Company’s from the date of acquisition, March 1, 2007. The purchase price of the acquisition is approximately $55 million, which will be adjusted for the valuation of certain conversions of Tm options and warrants and final transaction-related costs. The purchase price will be allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition. Luminex is in the process of allocating fair values for certain intangible assets using an independent valuation expert. The excess purchase price over the fair values of the net tangible assets, identified intangible assets and liabilities will be allocated to goodwill.
     Immediately subsequent to the acquisition, we retired approximately $13.2 million of Tm funded debt from our existing cash reserves.
SELECTED QUARTERLY RESULTS (UNAUDITED)
     The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data).

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Revenue	$12,997	$13,268	$12,514	$14,210
Gross profit	8,260	7,660	7,782	8,550
Income (loss) from operations	113	(267)	(435)	7
Net income	526	271	111	599
Basic income (loss) per share	0.02	0.01	0.00	0.02
Diluted income (loss) per share	0.02	0.01	0.00	0.02

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Revenue	$9,320	$10,652	$10,764	$11,577
Gross profit	4,842	6,358	5,470	5,651
Loss from operations	(514)	(280)	(991)	(1,711)
Net loss	(298)	(363)	(657)	(1,348)
Basic and diluted loss per share	(0.01)	(0.01)	(0.02)	(0.04)
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Because of its inherent limitations, internal control over financial reporting may not prevent or detect mistatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited and attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided at Item 8, page 43.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the caption “Proposal 1 — Election of Directors” and to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2007 annual meeting of stockholders to be held on or about May 24, 2007 (the “Proxy Statement”). Our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 20, 2007.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth, as of December 31, 2006, certain information with respect to shares of the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to	Weighted-Average	Under Equity Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities Reflected
Plan Category	of Outstanding Options	Outstanding Options	in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,927,454	$10.00	2,226,499

			`
Equity compensation plans not approved by security holders (1) (2)	1,235,912	$9.39	—

Total	3,163,366		2,226,499

(1)	In February 2001, our Board of Directors approved the 2001 Broad-Based Stock Option Plan (the “2001 Plan”), a non-stockholder approved plan, for grants of stock options to employees who are not directors or officers of the Company. Options may be granted to such employees at not less than 100% of the fair market value of the common stock on the date of grant. The options become exercisable in whole or in such installments as determined by the Board of Directors and generally expire 10 years after the grant date. Since approval of the Equity Incentive Plan in May 2006, no securities are available for future issuances under this plan. For additional information regarding the Company’s 2001 Plan see Note 12 to the Consolidated Financial Statements.

(2)	Includes an option to purchase 500,000 shares of the Company’s common stock issued to Patrick J. Balthrop, Sr. on May 15, 2004, in connection with his hiring and outside of any stockholder approved equity incentive plan. The terms of this option, together with the amendment to the related option agreement, are more fully described in Note 12 to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance.”
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
(2) Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.
(3) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1	Asset Purchase Agreement, effective as of September 5, 2002, by and among Rules-Based Medicine, Inc., Luminex Corporation and RBM Acquisition, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Commission upon request) (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 10, 2002).
2.2	Merger Agreement, dated December 14, 2006, by and between the Company and Tm Bioscience Corporation (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 15, 2006)
3.1	Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
4.1	Rights Agreement dated as of June 20, 2001 between Luminex Corporation and Mellon Investor Services, LLC, as Rights Agent which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights (Previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2001).
10.1#	1996 Stock Option Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.2#	Form of Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.3#	Form of Incentive Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.4#	2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.5#	Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.6#	2001 Broad-Based Stock Option Plan of the Company (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).
10.7#	Form of Option Grant Certificate for the 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).
10.8+	Development and Supply Agreement dated as of March 19, 1999 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.9+	Amendment to Development and Supply Agreement dated as of January 13, 2000 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.10	Second Amendment to Development and Supply Agreement dated as of June 12, 2000 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.11+	Distribution, Development and Supply Agreement dated as of August 6, 2001 by and between the Company and Miraibio, Inc (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).
10.12+	Agreement for Electronic Manufacturing Services dated as of January 1, 2000 by and between the Company and Sanmina Corporation (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.13#	Form of Amended and Restated Employment Agreement between the Company and each of Randel S. Marfin, James W. Jacobson, Ph.D. and Oliver H. Meek (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).
10.14#	Form of Indemnification Agreement dated May 22, 2002 between the Company and each of the directors and officers of the Company (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).
10.15	Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).
10.16	First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation as Tenant, dated July 25, 2002. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).
10.17	Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and Luminex Corporation, as Tenant, dated January 27, 2003 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.18	Sublease Agreement dated as of May 2, 2002 by and between the Company and American Innovations, Ltd., for facilities situated at 12112 Technology Boulevard, Austin, Texas 78727 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).
10.19#	Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2003).
10.20#	Employment Agreement effective as of October 1, 2003, by and between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2003).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.21#	Employment Agreement effective as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 17, 2004).
10.22#	Employment Agreement effective as of October 25, 2004, by and between Luminex Corporation and Gregory J. Gosch (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 22, 2004).
10.23#	Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’ s Current Report on Form 8-K dated May 23, 2005)
10.24#	Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
10.25#	Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 17, 2004).
10.26#	2006 Executive Officer Compensation Summary (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
10.27#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.28#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006)
10.29#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 25, 2006)
10.30#	Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 25, 2006)
10.31#	Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 25, 2006)
10.32#	Luminex Corporation 2006 Management Stock Purchase Plan (Previously filed as Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006)
10.33	Credit Agreement, dated March 1, 2007, by and between the Luminex Corporation and JPMorgan Chase Bank, N.A. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 1, 2007)
10.34#	Employment Agreement effective as of February 7, 2007, by and between Luminex Corporation and John C. Carrano.
10.35#	Employment Agreement effective as of March 1, 2007, by and between Luminex Corporation, Tm Bioscience Corporation and Jeremy Bridge-Cook.
10.36#	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
24.1	Power of Attorney (incorporated in the signature page of this report).
31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act and Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.
(c)	See Exhibits listed under Item 15(a)(3).

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2007.

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

SIGNATURES	TITLE	DATE

/s/ Patrick J. Balthrop Patrick J. Balthrop	President and Chief Executive Officer, Director (Principal Executive Officer)	March 16, 2007
/s/ Harriss T. Currie Harriss T. Currie	Chief Financial Officer, VP — Finance and Treasurer (Principal Financial Officer)	March 16, 2007
/s/ Kristi M. Richburg Kristi M. Richburg	Controller (Principal Accounting Officer)	March 16, 2007
/s/ Robert J. Cresci Robert J. Cresci	Director	March 16, 2007
/s/ Thomas W. Erickson Thomas W. Erickson	Director	March 16, 2007
/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director	March 16, 2007
/s/ Jay B. Johnston Jay B. Johnston	Director	March 16, 2007
/s/ Jim D. Kever Jim D. Kever	Director	March 16, 2007

S-1

SIGNATURES	TITLE	DATE
/s/ G. Walter Loewenbaum II G. Walter Loewenbaum II	Chairman of the Board of Directors, Director	March 16, 2007
/s/ Kevin M. McNamara Kevin M. McNamara	Director	March 16, 2007
/s/ J. Stark Thompson J. Stark Thompson	Director	March 16, 2007
/s/ Gerard Vaillant Gerard Vaillant	Director	March 16, 2007