Form 10-K/A
period 2006-12-31
LUMINEX CORP
filed 2007-03-19
CIK 1033905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE:
We are filing Amendment No. 1 (this “Amendment”) to the Luminex Corporation Annual Report on Form 10-K for the year ended December 31, 2006 (the “10-K”), which was originally filed on March 16, 2007, to amend Part IV, Item 15 of our 10-K for the sole purpose of amending and restating (1) the Index to Exhibits and (2) Exhibit 23.1, Consent of Independent Registered Public Accounting Firm.
This Amendment is being filed solely to correct an EDGAR conversion error. Specifically the EDGAR filing agent inadvertently omitted the current iteration of the Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23.1. The correct iteration is filed herewith as Exhibit 23.1.
No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of our 10-K. This Amendment does not reflect events occurring after March 16, 2007, the date of the original filing of our 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment as required by the applicable SEC rules.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements:
The Financial Statements required by this item are submitted in Part II, Item 8 of this report.
(2) Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.
(3) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1	Asset Purchase Agreement, effective as of September 5, 2002, by and among Rules-Based Medicine, Inc., Luminex Corporation and RBM Acquisition, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Commission upon request) (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 10, 2002).
2.2	Merger Agreement, dated December 14, 2006, by and between the Company and Tm Bioscience Corporation (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 15, 2006)
3.1	Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
4.1	Rights Agreement dated as of June 20, 2001 between Luminex Corporation and Mellon Investor Services, LLC, as Rights Agent which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights (Previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2001).
10.1#	1996 Stock Option Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.2#	Form of Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.3#	Form of Incentive Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.4#	2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.5#	Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.6#	2001 Broad-Based Stock Option Plan of the Company (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).
10.7#	Form of Option Grant Certificate for the 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).
10.8+	Development and Supply Agreement dated as of March 19, 1999 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.9+	Amendment to Development and Supply Agreement dated as of January 13, 2000 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.10	Second Amendment to Development and Supply Agreement dated as of June 12, 2000 by and between the Company and Bio-Rad Laboratories, Inc. (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.11+	Distribution, Development and Supply Agreement dated as of August 6, 2001 by and between the Company and Miraibio, Inc (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).
10.12+	Agreement for Electronic Manufacturing Services dated as of January 1, 2000 by and between the Company and Sanmina Corporation (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).
10.13#	Form of Amended and Restated Employment Agreement between the Company and each of Randel S. Marfin, James W. Jacobson, Ph.D. and Oliver H. Meek (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).
10.14#	Form of Indemnification Agreement dated May 22, 2002 between the Company and each of the directors and officers of the Company (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).
10.15	Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).
10.16	First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation as Tenant, dated July 25, 2002. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).
10.17	Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and Luminex Corporation, as Tenant, dated January 27, 2003 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.18	Sublease Agreement dated as of May 2, 2002 by and between the Company and American Innovations, Ltd., for facilities situated at 12112 Technology Boulevard, Austin, Texas 78727 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).
10.19#	Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2003).
10.20#	Employment Agreement effective as of October 1, 2003, by and between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2003).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.21#	Employment Agreement effective as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 17, 2004).
10.22#	Employment Agreement effective as of October 25, 2004, by and between Luminex Corporation and Gregory J. Gosch (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 22, 2004).
10.23#	Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’ s Current Report on Form 8-K dated May 23, 2005)
10.24#	Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
10.25#	Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 17, 2004).
10.26#	2006 Executive Officer Compensation Summary (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
10.27#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.28#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006)
10.29#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 25, 2006)
10.30#	Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 25, 2006)
10.31#	Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 25, 2006)
10.32#	Luminex Corporation 2006 Management Stock Purchase Plan (Previously filed as Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006)
10.33	Credit Agreement, dated March 1, 2007, by and between the Luminex Corporation and JPMorgan Chase Bank, N.A. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 1, 2007)
10.34#	Employment Agreement effective as of February 7, 2007, by and between Luminex Corporation and John C. Carrano.**
10.35#	Employment Agreement effective as of March 1, 2007, by and between Luminex Corporation, Tm Bioscience Corporation and Jeremy Bridge-Cook.**
10.36#	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan.**
21.1	Subsidiaries of the Company.**
23.1	Consent of Independent Registered Public Accounting Firm.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
24.1	Power of Attorney.**
31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

#	Management contract or compensatory plan or arrangement.

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act and Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

**	Previously filed as an Exhibit to the Company’s originally filed Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(c)	See Exhibits listed under Item 15(a)(3).

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2007.

LUMINEX CORPORATION
By:	/s/ Harriss T. Currie

Harriss T. Currie Chief Financial Officer, VP — Finance and Treasurer