Form 10-Q
period 2007-03-31
LUMINEX CORP
filed 2007-05-10
CIK 1033905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007
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
_______________
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 35,828,405 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on May 4, 2007.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,195	$27,414
Short-term investments	3,493	10,956
Accounts receivable, net	10,789	8,237
Inventory, net	6,145	4,571
Other	1,639	1,917

Total current assets	38,261	53,095

Property and equipment, net	8,981	4,985
Intangible assets, net	2,041	—
Long-term investments	7,315	7,346
Goodwill	64,618	—
Other	1,286	1,270

Total assets	$122,502	$66,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,555	$3,255
Accrued liabilities	6,784	2,905
Deferred revenue	3,247	2,756
Other	170	—

Total current liabilities	15,756	8,916
Long-term debt	3,369	—
Deferred revenue and other	3,820	3,621

Total liabilities	22,945	12,537

Stockholders’ equity:
Common stock	35	32
Additional paid-in capital	184,456	139,116
Accumulated other comprehensive gain	(16)	65
Accumulated deficit	(84,918)	(85,054)

Total stockholders’ equity	99,557	54,159

Total liabilities and stockholders’ equity	$122,502	$66,696

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Revenue	$16,607	$12,997
Cost of revenue	6,178	4,737

Gross profit	10,429	8,260
Operating expenses:
Research and development	2,705	2,197
Selling, general and administrative	8,096	5,950

Total operating expenses	10,801	8,147

Income (loss) from operations	(372)	113
Interest expense from long-term debt	(84)	—
Other income, net	606	416
Income taxes	(14)	(3)

Net income	$136	$526

Net income per share, basic	$0.00	$0.02

Shares used in computing net income per share, basic	31,970	31,201
Net income per share, diluted	$0.00	$0.02

Shares used in computing net income per share, diluted	33,077	32,379
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Operating activities:
Net income	$136	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	540	363
Stock-based compensation and other	1,507	1,165
Loss on disposal of assets	54	27
Other	1	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,077)	1,659
Inventory, net	(32)	(322)
Prepaids and other	340	428
Accounts payable	(1,554)	(1,253)
Accrued liabilities	(3,126)	(1,169)
Deferred revenue	360	(229)

Net cash (used in) provided by operating activities	(2,851)	1,193

Investing activities:
Net purchases of held-to-maturity investments	7,525	(2,000)
Purchase of property and equipment	(1,605)	(884)
Acquisition of business, net of cash acquired	(1,991)	—
Proceeds from sale of assets	—	5

Net cash provided by (used in) investing activities	3,929	(2,879)

Financing activities:
Payments on debt	(12,227)	—
Proceeds from issuance of common stock	14	1,076

Net cash (used in) provided by financing activities	(12,213)	1,076

Effect of foreign currency exchange rate on cash	(84)	6
Change in cash and cash equivalents	(11,219)	(604)
Cash and cash equivalents, beginning of period	27,414	25,206

Cash and cash equivalents, end of period	$16,195	$24,602

Supplemental disclosure of cash flow information:
Interest and penalties paid	$1,081	$—

Supplemental disclosure of non-cash effect of acquisitions:
Purchase price	$(47,001)	$—
Comon stock issued	41,755	—
Conversion of Tm options and warrants	2,315
Cash acquired	940	—

Acquisition, net of cash acquired	$(1,991)	$—

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The acquisition of Tm Bioscience Corporation, or Tm, now known as Luminex Molecular Diagnostics or LMD, was completed on March 1, 2007; therefore, the results of operations of LMD in our consolidated financial statements include only results since this date.
     Historically the Company has operated as a single segment. Subsequent to the acquisition of LMD, we now have two segments for financial reporting purposes: the Technology Segment and the Assay Segment. See Note 7 — Segment Information.
NOTE 2 – ACQUISITIONS
     On March 1, 2007, the Company completed the acquisition of Tm, a DNA-based research and diagnostics company headquartered in Toronto, Canada. We believe this acquisition is a logical extension of our strategy to penetrate the molecular diagnostics market. The acquired company is referred to as LMD and is included in our Assay Segment for financial reporting purposes. The focus of LMD is to design, develop, manufacture and commercialize nucleic-acid based testing products in genetic testing, personalized medicine and infectious disease.
     Upon the closing of the plan of arrangement, we exchanged 0.06 Luminex common shares for each outstanding Tm share, which resulted in the issuance of approximately 3.2 million shares of Luminex common stock. The value of the approximately 3.2 million common shares issued was determined based on the average market price of our common shares over the period including five days before and after the terms of the acquisition were agreed to and announced in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”). We also agreed to assume all outstanding Tm options and warrants according to the applicable Tm plan provisions, which options and warrants are potentially exercisable for approximately 692,000 additional shares of Luminex common stock on an as-converted basis. The estimated fair value of Luminex’ replacement options and warrants is calculated using the Black-Scholes model. In accordance with Statement of Financial Accounting Standards No. 123R, Share-based Payments (“SFAS 123R”), the portion of the estimated fair value of unvested Tm options related to future service (approximately $242,000) is deducted from the purchase price consideration and will be recognized as compensation expense over those awards’ remaining vesting period.
     Immediately subsequent to the acquisition, we retired approximately $13.2 million of Tm debt, including approximately $1.0 million of related fees, by using existing cash reserves. The impact of the acquisition on our liquidity is more fully described under “Liquidity and Capital Resources.”
     The acquisition is SFAS 141 being accounted for as a purchase business combination in accordance with SFAS 141 and LMD results of operations are included with the Company’s from the date of acquisition, March 1, 2007. The purchase price of the acquisition was approximately $47.0 million, including common stock valued at

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$41.8 million, which will be adjusted for the valuation of certain conversions of Tm options and warrants and final transaction-related costs. The purchase price will be allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition. Luminex is in the process of allocating fair values for certain intangible assets using an independent valuation expert. The excess purchase price over the fair values of the net tangible assets, identified intangible assets and liabilities will be allocated to goodwill. Luminex currently has $64.6 million of goodwill recorded related to the Tm acquisition. This balance is subject to adjustment over the course of the next three quarters as Luminex completes certain standard activities around the transaction such as: 1) recording of all transaction related costs, 2) allocation of the purchase price based on an expert valuation of Tm’s assets and liabilities and 3) evaluation of potential impairment of the remaining goodwill balance. No assurances can be given as to the size of any subsequent goodwill adjustment, if any, at this time. Goodwill is not expected to be deductible for tax purposes.
     The following table summarizes the estimated fair values of net assets at the date of acquisition (in thousands). Any change in the fair value of the net assets of LMD is expected to change the amount of the purchase price allocable to goodwill.

Amount
Cash	940
Other current assets	3,102
Other assets	56
Property and equipment	2,884
Identifiable intangible assets	2,063
Goodwill	64,618

Total assets	73,663

Current portion of debt assumed	12,447
Accrued severance assumed	2,120
Other current liabilities assumed	8,510
Long-term debt assumed	3,351
Other long-term liabilities assumed	234

Total liabilities	26,662

Purchase price	$47,001

Pro Forma Information
     The financial information in the table below summarizes the combined results of operations of Luminex and LMD, on a pro forma basis, as though the companies had been combined at the beginning of 2007.
     The pro forma financial information is presented for informational purposes only and is not indicative of the results of operation that would have been achieved if the acquisition of LMD had taken place at the beginning of fiscal 2007.
     The following table summarizes the pro forma financial information (in thousands, except per share amounts):

Three Months Ended March 31, 2007
Revenues	$16,926
Net loss	$(6,241)
Net loss per share, basic and diluted	$(0.18)

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 3 – INVESTMENTS
     Held-to-maturity securities as of March 31, 2007 consisted of $10.8 million of federal agency debt securities. Amortized cost approximates fair value of these investments.
     The amortized costs of held-to-maturity debt securities at March 31, 2007, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Accrued	Amortized
	Cost	Interest	Cost
Due in one year or less	$3,493	$73	$3,566
Due after one year through two years	7,315	121	$7,436

	$10,808	$194	$11,002

NOTE 4 – INVENTORY, NET
     Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Parts and supplies	$3,419	$3,504
Work-in-progress	1,682	555
Finished goods	1,801	932

	6,902	4,991
Less: Allowance for excess and obsolete inventory	(757)	(420)

	$6,145	$4,571

NOTE 5 – EARNINGS PER SHARE
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic and diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
     A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income	$136	$526

Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	31,970	31,201
Dilutive common stock equivalents - common stock options and awards	1,107	1,178

Denominator for diluted net income per share - weighted average common stock outstanding and dilutive common stock equivalents	33,077	32,379

Basic net income per share	$0.00	$0.02
Diluted net income per share	$0.00	$0.02
     Restricted stock awards, or RSAs, and stock options to acquire 989,000 and 1.4 million shares, respectively, for the three months ended March 31, 2007 and 2006 were excluded from the computations of diluted EPS because the effect of including the RSAs and stock options would have been anti-dilutive.
NOTE 6 – STOCK-BASED COMPENSATION
     During the three months ended March 31, 2007, the Company assumed the Tm Bioscience Corporation Share Option Plan (the “Tm Plan”) a stock-based employee compensation plan in connection with the Tm acquisition. The Tm Plan is intended to govern the former Tm options which were exchanged for options to purchase shares of Luminex common stock in connection with the acquisition. The Tm Plan will be administered by the Compensation Committee of the Board of Directors of Luminex. There are currently options to purchase up to approximately 233,000 shares of Luminex common stock outstanding under the Tm Plan at a weighted average exercise price of $25.31 per share. No new equity awards may be issued under the Tm Plan.
     Also in connection with the Tm acquisition, warrants for the purchase of Tm common stock were converted to the right to acquire shares of Luminex common stock. There are currently outstanding warrants to purchase up to approximately 458,000 shares of Luminex common stock with a weighted average exercise price of $20.64 per share.
     On March 25, 2007, the Compensation Committee approved an amendment to the restricted stock agreement, dated May 17, 2004 (the “Restricted Stock Agreement”), of Mr. Balthrop. The Company and Mr. Balthrop initially entered into the Restricted Stock Agreement in connection with the hiring of Mr. Balthrop as the President and Chief Executive Officer of the Company. The Restricted Stock Agreement provided for the grant of 200,000 restricted shares, which would vest in portions based on the attainment of certain performance goals related to Company revenue, earnings and stock price. If the goals provided for in the Restricted Stock Agreement were not achieved by the end of the fifth anniversary of the date of the Restricted Stock Agreement, all non-vested shares would be forfeited. The amendment provides for the automatic vesting of all unvested restricted shares immediately prior to the fifth anniversary of the date of the Restricted Stock Agreement, to the extent any or all of the performance measures have not been previously achieved. Mr. Balthrop’s 200,000 share restricted stock award, as amended, has market, service or performance criteria for vesting of all shares. We have assumed that vesting will occur at the end

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
of the five years based on achievement of the service criteria so all expense is being amortized straight-line over the five-year period ending May 17, 2004 through 2009. Pursuant to the amendment to this award, the award was revalued to the market price on the date of amendment of $14.39. This resulted in additional expense to the Company of approximately $356,000 of which approximately $205,000 was recognized in the first quarter of 2007 and approximately $151,000 of which will be recognized pro-rata over the remaining term of the award.
The Company’s stock option activity for the quarter ended March 31, 2007 is as follows:

		Weighted
		Average
	Shares	Exercise
Stock Options	(in thousands)	Price
Outstanding at December 31, 2006	3,163	$9.76
Granted	790 (1)	21.26
Exercised	(2)	5.61
Cancelled or expired	(63)	25.38

Outstanding at March 31, 2007	3,888	$11.84

(1)	Includes shares reserved with respect to the Tm options assumed in the acquisition.
     The Company had $2.2 million of total unrecognized compensation costs related to stock options at March 31, 2007 that are expected to be recognized over a weighted-average period of 1.1 years.
     The Company’s non-vested shares activity for the quarter ended March 31, 2007 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards/Units	(in thousands)	Fair Value
Non-vested at December 31, 2006	798	$12.46
Granted	312	14.11
Vested	(74)	12.60
Cancelled or expired	(2)	11.34

Non-vested at March 31, 2007	1,034	$12.95
     As of March 31, 2006, there was $11.1 million of unrecognized compensation cost related to RSAs. That cost is expected to be recognized over a weighted average-period of 2.2 years.
     The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of revenue	$70	$79
Research and development	178	102
Selling, general and administrative	1,254	984

Total stock-based compensation costs	$1,502	$1,165

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 7 – SEGMENT INFORMATION
     Management has determined that we have two segments for financial reporting purposes: the Technology Segment and the Assay Segment. As described in Note 2 — Acquisitions, the acquisition of LMD (formerly Tm) was completed on March 1, 2007; therefore, the results of operation of LMD in our consolidated financial statements include only results since this date. The accounting principles of the segments are the same as those described in the Summary of Significant Policies in our Annual Report on Form 10-K and in this report. Following is selected information for the three months ended March 31, 2007 or at March 31, 2007 (in thousands), with recognition that the LMD impact is only for the one month period ended March 31, 1007:

	Technology	Assay	Intersegment
	Group	Group	Eliminations	Consolidated
Revenues from external customers	$15,415	$1,192	$—	$16,607
Intersegment revenue	323	8	(331)	(331)
Depreciation and amortization	415	137	(20)	532
Segment profit (loss)	1,660	(1,460)	(64)	136
Segment assets	111,463	12,749	(1,710)	122,502
NOTE 8 – INCOME TAXES
     The Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) at the beginning of fiscal year 2007. As a result of the implementation of FIN 48, the Company had no unrecognized tax benefits.
     The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. The Company has not recognized any interest or penalties related to uncertain tax positions to date.
     The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this statement will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this statement will have on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I Item 1 of this Report, the “Risk Factors” included in Part II Item 1A of this Report and our Annual Report on Form 10-K for the year ended December 31, 2006.
SAFE HARBOR CAUTIONARY STATEMENT
     This Quarterly Report on Form 10-Q contains statements that are forward-looking statements as defined within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology,

•	dependence on strategic partners for development, commercialization and distribution of products,

•	concentration of the Company’s revenue in a limited number of strategic partners,

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle and bulk purchases of consumables,

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels,

•	potential shortages of components,

•	competition,

•	the timing of regulatory approvals,

•	the implementation, including any modification, of the Company’s strategic operating plans, and

•	risks and uncertainties associated with implementing our acquisition strategy and the ability to integrate acquired companies, including LMD, or selected assets into our consolidated business operations, including the ability to recognize the benefits of our acquisitions.
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
     Our forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Luminex,” the “Company,” “we,” “us” and “our” refer to Luminex Corporation and its subsidiaries.

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
     Our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Luminex has adopted a business model built around strategic partnerships. The Company has licensed its xMAP technology to other companies, who then develop products that incorporate the xMAP technology into products that they sell to the end-user. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to its partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end-user laboratory. The Company was founded on this model, and our success to date has been due to this model. As of March 31, 2007, Luminex had over 50 strategic partners, 32 of which have released commercialized reagent-based products using our technology, and these partners have sold and placed over 4,300 xMAP-based instruments in laboratories worldwide.
     Luminex has several forms of revenue that result from this partner model:
•	System revenue is generated from the sale of our xMap systems and peripherals. Currently system revenue is derived from the sale of the Luminex 100 and 200 analyzers, often coupled with an optional XY Platform and/or Sheath Delivery System. We currently expect the average system price to be between $25,000 and $30,000 in a given reporting period. This metric includes all configurations of our xMAP systems including refurbished systems, demonstration systems and modular components.

•	Consumable revenue is generated from the sale of our dyed polystyrene microspheres and sheath fluid. Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

•	Royalty revenue is generated when a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to a user. End users can be facilities such as testing labs, development facilities and research facilities who buy prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

•	Service revenue is generated when a partner or other owner of a system purchases a service contract from us after the warranty has expired. Service contract revenue is amortized over the life of the contract and the costs associated with those contracts are recognized as incurred.

•	Assay revenue is generated from the sale of our kits which is a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples. For the three months ended March 31, 2007, assay revenue also includes revenue for the month of March 2007 from Luminex Molecular Diagnostics, or LMD, formerly Tm Bioscience Corporation or Tm Bioscience, as a result of our acquisition of Tm Bioscience, which was effective March 1, 2007. Assay revenue generated from the Luminex Bioscience Group, or LBG, is also classified here. Previously, assay revenue generated from the LBG was recorded in other revenue as it did not constitute a material amount of total revenue.

•	Other revenue consists of items such as training, shipping, parts sales, license revenue, grant revenue and other items that individually amount to less than 5% of total revenue.

First Quarter 2007 Highlights
•	Consolidated revenue of over $16.6 million, a 28% increase over the 1st quarter of 2006 and a 17% increase over the 4th quarter of 2006

•	Consolidated gross margins of 63%

•	Aggregate shipments of xMAP systems exceeds 4,300

•	Completion of the acquisition of Tm Bioscience

•	Secured a line of credit of up to $15 million to support potential short term liquidity needs

•	Annualized end user sales on xMAP technology reported to us by our partners of over $165 million

•	New product introductions by both the Technology segment and the Luminex Bioscience Group
Recent Acquisition of TM Bioscience
     As previously discussed in Note 2 — Acquisitions, on March 1, 2007, we completed our acquisition of Tm Bioscience. The acquired company, now referred to as LMD, is a DNA-based research and diagnostics company located in Toronto, Canada. This was a stock-for-stock acquisition, and it is, what we believe to be, a logical extension of our strategy. In connection with closing the acquisition, we paid off $13.2 million of Tm Bioscience’s debt, related fees and paid transactions expenses of approximately $5.0 million (including $2.9 million of transaction costs included as part of the purchase price and $2.1 million of LMD transaction costs incurred prior to March 1, 2007). As a result of this transaction, our cash, cash equivalents and investments were reduced by approximately $18.7 million during the quarter ended March 31, 2007. To support our cash and investments position, the Company secured a revolving credit facility for up to $15.0 in conjunction with the Tm Bioscience acquisition, which, as of March 31, 2007 and subject to the borrowing base requirements, would allow for borrowings of up to approximately $8.9 million.
Segment Information
     As described in Note 7 — Segment Information, management has chosen to organize the Company by business segments, and as a result has determined we have two segments for financial reporting purposes: the Technology Segment and the Assay Segment.
Future Operations
     We expect continued revenue growth for 2007 to be driven by sustained adoption of our core technology coupled with assay introduction and commercialization by the Assay Segment. The anticipated continued shift in revenue concentration towards higher margin items, such as assays, consumables and royalties, should provide favorable gross margins. Additionally, we believe that a sustained investment into R&D is necessary in order to meet the needs of our marketplace and estimate that spending on R&D will approximate 10 – 18% of total revenues. Finally, we believe our partner model allows us to leverage our operating expenses which, assuming the revenue increases and R&D expense described above, should allow us to generate increased operating income for 2007 as a percentage of total revenue from our core business.
     We expect our primary challenges throughout the remainder of 2007 to be increased traction of partner products incorporating Luminex technology, realizing the anticipated synergies of the Tm Bioscience acquisition and associated integration risks, commercialization and market adoption of output from the Assay Segment and expanding our footprint and reputation within our identified target market segments.
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
     Total deferred revenue as of March 31, 2007 was $6.8 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $3.9 million, (ii) unamortized revenue related to extended service contracts in the amount of $2.2 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $450,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.
     Inventory Valuation. Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At March 31, 2007, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales.
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
     Goodwill. We evaluate the impairment of goodwill under the guidance of SFAS No. 142 “Goodwill and Other Intangible Assets” for each of our reporting segments. During the first quarter of 2007, we established our initial goodwill balance related to our acquisition of LMD. This balance will be tested for impairment concurrent with finalizing the purchase price allocation for the acquisition which will be ongoing through 2007.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
Consolidated

	Three Months Ended
	March 31,
	2007	2006
Revenue	$16,607	$12,997
Gross profit	$10,429	$8,260
Gross margin percentage	63%	64%
Operating expenses	$10,801	$8,147
Net operating income (loss)	$(372)	$113
     Total revenue increased 28% to $16.6 million for the three months ended March 31, 2007 from $13.0 million for the comparable period in 2006. The increase in revenue was primarily attributable to an increase in system sales as well as the continued acceptance and utilization of our technology in the marketplace as evidenced by our continued increase in royalty revenue. Operating expenses increased due to the incorporation of the results of LMD for the month of March 2007. Net operating income decreased due to the dilutive effect of acquiring LMD. See additional discussions by segment below.
     We manage our operations through two business segments: the Technology Segment and the Assay Segment.
Technology Segment
     Selected financial data for the three months ended March 31, 2007 and 2006 of our Technology Segment results follows (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenue	$15,415	$12,997
Gross profit	$9,702	$8,267
Gross margin percentage	63%	64%
Operating expenses	$8,869	$7,712
Net operating income	$833	$555
     Revenue. Total revenue increased 19% to $15.4 million for the three months ended March 31, 2007 from $13.0 million for the comparable period in 2006. The increase in revenue was primarily attributable to an increase in system sales as well as the continued acceptance and utilization of our technology in the marketplace as evidenced by our continued increase in royalty revenue. As previously disclosed in our Annual Report on Form 10-K, we continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 35% of total revenue in the first quarter of 2007 (23% and 12%, respectively). No other customer accounted for more than 10% of total revenue in this quarter. For comparative purposes, these same two customers accounted for 47% of total revenue (17% and 30%, respectively) in the first quarter of 2006.
     A breakdown of revenue in the Technology Segment for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
System sales	$5,692	$3,992
Consumable sales	4,811	5,502
Royalty revenue	2,532	1,790
Service contracts	1,003	808
Other revenue	1,377	905

	$15,415	$12,997

     System and peripheral component sales increased 43% to $5.7 million for the three months ended March 31, 2007 from $4.0 million for the comparable period of 2006. System sales for the first quarter of 2007 increased to 205 LX Systems from 142 LX Systems for the corresponding prior year period bringing total system sales since inception to over 4,300 as of March 31, 2007. For the three months ended March 31, 2007, five of our partners accounted for 170, or 83%, of total system sales for the period. These five partners purchased 84, or 59%, of total system sales in the three months ended March 31, 2006.
     Consumable sales comprised of microspheres and sheath fluid, decreased 13% to $4.8 million for the three months ended March 31, 2007 from $5.5 million for the three months ended March 31, 2006. The decrease is primarily the result of a decrease in bulk purchases as the prior year period included a $2.8 million bulk purchase by a single customer and to a lesser extent the elimination of intercompany sales from LMD for March. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended March 31, 2007, we had 11 bulk purchases of consumables totaling approximately $3.4 million as compared with eight bulk purchases totaling approximately $4.3 million in the three months ended March 31, 2006. Partners who reported royalty bearing sales accounted for $4.1 million, or 85%, of total consumable sales for the three months ended March 31, 2007. Although consumable sales decreased for the three months ended March 31, 2007 as compared to March 31, 2006, consumable sales increased sequentially over the fourth quarter of 2006 by approximately $1.1 million. As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.
     Royalty revenue increased 41% to $2.5 million for the three months ended March 31, 2007 compared with $1.8 million for the three months ended March 31, 2006. We believe this increase is primarily the result of the increased use and acceptance of our technology. For the three months ended March 31, 2007, we had 32 commercial partners submitting royalties as compared to 22 for the three months ended March 31, 2006. One of our partners reported royalties totaling approximately $723,000, or 29% of total royalties for the current quarter. Two other customers reported royalties totaling approximately $562,000, or 22% (12% and 10%, respectively) of total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales by our partners were over $41 million for the quarter ended March 31, 2007 and over $165 million on an annualized basis, compared with over $25 million for the quarter ended March 31, 2006 and over $100 million on an annualized basis.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased 24% to $1.0 million for the first quarter of 2007 from $808,000 for the first quarter of 2006. This increase is attributable to increased sales of extended service agreements, which are primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period. At March 31, 2007, we had 747 Luminex systems covered under extended service agreements and $2.2 million in deferred revenue related to those contracts. At March 31, 2006, we had 649 Luminex systems covered under extended service agreements and $1.9 million in deferred revenue related to those contracts.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees, and grant revenue, increased 52% to $1.4 for the three months ended March 31, 2007 from $905,000 for the three months ended March 31, 2006. This increase is primarily the result of an increase in miscellaneous part sales and the addition of grant revenue. For the quarter ended March 31, 2007, we had $820,000 of parts sales, $197,000 of grant revenue, $157,000 of shipping revenue, $133,000 of license revenue and $74,000 of other revenue.

     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) decreased slightly to 63% for the three months ended March 31, 2007 from 64% for the three months ended March 31, 2006. Gross profit increased to $9.7 million for the three months ended March 31, 2007, as compared to $8.3 million for the three months ended March 31, 2006. The decrease in gross margin rate was primarily attributable to changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with only a slight decrease in gross margin. Consumables and royalties comprised $7.3 million, or 47%, of revenue for the current quarter and $7.3 million, or 56%, for the quarter ended March 31, 2006. We anticipate continued fluctuation in gross margin rate and related gross profit primarily as a result of variability in partner bulk purchases and absolute number of sales of quarterly system sales.
     Research and development expense. Research and development expenses increased to $2.0 million for the three months ended March 31, 2007 from $1.9 million for the comparable period in 2006. The increase was primarily related to additional personnel costs associated with the increase in employees to 60 at March 31, 2007 from 43 at March 31, 2006. This increase was partially offset by a decrease in costs related to direct materials and consumables utilized in the research and development process. The increase in the number of employees has allowed us to increase our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
     Selling, general and administrative expense. Selling, general and administrative expenses increased to $6.8 million for the three months ended March 31, 2007 from $5.8 million for the comparable period in 2006. The increase was primarily related to additional personnel costs associated with the increase in employees to 75 at March 31, 2007 from 65 at March 31, 2006.
     Other income, net. Other income increased to $521,000 for the three months ended March 31, 2007 from $416,000 for the comparable period in 2006. The average rate earned on current invested balances increased to 5.0% at March 31, 2007 from 4.1% at March 31, 2006. This increase in the average rate earned is the result of an overall increase in market rates compared to the prior year period.
Assay Segment
Selected financial data for the three months ended March 31, 2007 and 2006 of our Assay Segment results follows (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenue	$1,192	$—
Gross profit	$727	$(7)
Gross margin percentage	61%	—
Operating expenses	$1,932	$435
Net operating (loss)	$(1,205)	$(442)
     Revenue. Revenues for the period were derived from LBG for the three months ended March 31, 2007 and from LMD for the month ended March 31, 2007. These revenues consist primarily of kits of which the majority relate to our Cystic Fibrosis products.
     Expense. Research and development expenses were $678,000 and $333,000 for the three months ended March 31, 2007 and 2006, respectively. Selling, general and administrative expenses were $1.3 million and $102,000 for the three months ended March 31, 2007 and 2006, respectively. As previously discussed, the expenses for the three months ended March 31, 2007 include expenses related to LBG for the entire three months and expenses related to LMD for the month of March only. The overall increase in operating expenses was primarily attributable to the addition of the LMD division which contributed $1.4 million of operating expenses, or 71%. The LBG division operating expenses increased 26% to $547,000, primarily as a result of increased activity related to product development.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$16,195	$27,414
Short-term investments	3,493	10,956
Long-term investments	7,315	7,346

	$27,003	$45,716

     At March 31, 2007, we held cash, cash equivalents, and short-term and long-term investments of $27.0 million and had working capital of $22.5 million. At December 31, 2006, we held cash, cash equivalents, and short-term and long-term investments of $45.7 million and had working capital of $44.2 million. In connection with closing the Tm Bioscience acquisition, we paid off $13.2 million of Tm Bioscience’s debt, related fees and paid transactions expenses of approximately $5.0 million (including $2.9 million of transaction costs included as part of the purchase price and $2.1 million of LMD transaction costs incurred prior to March 1, 2007). As a result of this transaction, our cash, cash equivalents and investments were reduced by approximately $18.7 million during the quarter.
     We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term and long-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.
     Cash used in operations was $2.9 million for the three months ended March 31, 2007, compared with cash provided by operations of $1.2 million for the three months ended March 31, 2006.
     Our operating expenses during the three months ended March 31, 2007 were $10.8 million, of which $2.7 million was research and development expense and $8.1 million was selling, general and administrative expense. We expect research and development expenses to be between 10% and 18% of total revenue for the remainder of 2007. Our expected increase in research and development expenses for 2007 relative to 2006 is a result of our investing in the research and development pipeline to support our content strategy, expanded focus on product development, and expenses related to LMD. Our expected increase in selling, general and administrative expenses over those of 2006 is primarily attributable to the addition of LMD.
     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken based on recommendations of our strategic consulting study or the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2007. We believe, however, that our existing cash and cash equivalents together with availability under our new credit facility as described below are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements through 2007. Based upon our current operating plan and structure, management anticipates total cash use for 2007 to be approximately $18 to $23 million, giving us an anticipated balance in cash, cash equivalents, short-term and long-term investments at December 31, 2007 of $22 to $27 million. Factors that could affect this estimate, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) settlement of other accrued liabilities, (iv) signing of partnership agreements which include significant up front license fees, and (v) unanticipated costs associated with, and the negative operating cash flows resulting from, the LMD acquisition. See also the “Safe Harbor Cautionary Statement” of this report and the Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     On March 1, 2007, the Company entered into a senior revolving credit facility with JPMorgan Chase Bank, N.A., which provides borrowings of up to a maximum aggregate principal amount outstanding of $15.0 million based on availability under a borrowing base consisting of eligible accounts and inventory. The obligations under the senior revolving credit facility are guaranteed by the wholly-owned domestic subsidiaries of the Company and secured by all of the accounts, equipment inventory and general intangibles (excluding intellectual property) of the Company and the guarantors including the pledge of an intercomany note from Tm Bioscience and payable to the Company. Loans under the senior credit facility accrue interest on the basis of either a base rate or a LIBOR rate. The base rate is calculated daily and is the greater of (i) prime minus 1.00% and (ii) federal funds rate plus .50%. Borrowings at the LIBOR rate are based on one, two or three month periods and interest is calculated by taking the sum of (i) the product of LIBOR for such period and statutory reserves plus (ii) 1.75%. We pay a fee of 0.125% per annum on the unfunded portion of the lender’s aggregate commitment under the facility. Based on current calculations, approximately $8.9 million is available for borrowing at March 31, 2007.
     The senior credit facility contains conditions to making loans, representations, warranties and covenants, including financial covenants customary for a transaction of this type. Financial covenants include (i) a tangible net worth covenant of $45.0 million prior to the acquisition Tm Bioscience and $25.0 million following the acquisition and (ii) a liquidity requirement of availability not less than the funded debt of the Company and its subsidiaries (including Tm Bioscience) calculated using the unencumbered cash, cash equivalents and marketable securities of the Company and the guarantors. The senior credit facility also contains customary events of default as well as restrictions on undertaking certain specified corporate actions, including, among others, asset dispositions, acquisitions and other investments, dividends, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens and negative pledges, transactions with affiliates and agreements as to certain subsidiary restrictions and the creation of additional subsidiaries. If an event of default occurs that is not otherwise waived or cured, the lender may terminate its obligations to make loans under the senior credit facility and may declare the loans then outstanding under the senior credit facility to be due and payable. We believe we are currently in compliance with our financial and other covenants under the senior credit facility. As of March 31, 2007, no amounts were outstanding under the senior revolving credit facility.
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
Contractual Obligations
     We currently have approximately $6.9 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described below.

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$5,962	$2,318	$3,544	$100	$—
Non-cancelable purchase obligations (1)	5,180	4,580	600		—

Total	$11,142	$6,898	$4,144	$100	$—

(1)	Purchase obligations include contractual arrangements in the form of purchase orders primarily a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met. Purchase obligations relating to purchase orders do not extend beyond a year; however, we would expect future years to have these purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at March 31, 2007 would yield an approximate 11% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure.
     Our revolving credit facility also will be affected by fluctuations in interest rates as it is based on prime minus 1% or the Federal Funds Effective Rate in effect plus 0.50%. As of March 31, 2007, the Company has not drawn on this facility.
     Foreign Exchange Risk. As of March 31, 2007, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro. For example, some fixed asset purchases and certain expenses of our Canadian subsidiary, LMD, are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands subsidiary are denominated in Euros. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows.
     In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example currency exchange rate fluctuations could affect international demand for our products. In addition, interest rates fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows; however, foreign currency fluctuations did not have a material effect on our consolidated results for the quarter ended March 31, 2007.
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
     Due to the acquisition of LMD we were required to implement processes and controls over transactions related to those operations. As of March 31, 2007, we have not tested the operating effectiveness of the internal controls related to the integration of LMD. In compliance with PCAOB regulations, evaluation of LMD controls under Sarbanes-Oxley are not required until the fourth quarter of 2008.

Changes in Internal Control over Financial Reporting
     Other than stated above, there were no changes in internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our existing internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On April 26, 2005, the Company was served with a complaint, filed by Rules Based Medicine, Inc. (“RBM”) in state district court in Travis County, Texas seeking a declaratory judgment that the formation of HealthMAP Laboratories, Inc. (subsequently renamed the Biophysical Corporation) did not constitute a usurpation of an RBM corporate opportunity and that RBM has the necessary contractual license rights under its existing agreement with the Company to perform certain testing services on behalf of BioPhysical Corporation. On May 19, 2005, we filed an answer to this complaint denying all claims brought by RBM. On June 21, 2005, the parties entered into an agreement, which was subsequently entered with the court on June 22, 2005. Pursuant to this agreement, the parties agreed that RBM would not file any claims related to this matter against the Company until August 1, 2005, and that the Company would not file any claims related to this matter against RBM until August 16, 2005, in order to continue to pursue settlement negotiations. The parties were unable to reach agreement on the terms of settlement. RBM re-filed a lawsuit against us on August 12, 2005, seeking a declaratory judgment against the Company as set forth above. In response, we filed an answer and counterclaims against RBM, as well as new claims against Mark Chandler and Craig Benson, officers of RBM, on August 19, 2005. The parties continued with discovery until late January 2007, at which point settlement discussions began. A confidential settlement agreement has been entered into, the terms of which are subject to certain conditions. The parties anticipate that if all conditions called for are met, this matter will be formally dismissed in October of 2007. Currently the parties anticipate that the matter will be abated at that time.
ITEM 1A. RISK FACTORS
     Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I Item 2 of this report and other risk factors described in our Annual Report on Form 10-K, which are incorporated herein by reference. The description below provides a material change to the previously disclosed risk factors affecting our business.
Failure to effectively integrate LMD, achieve anticipated synergies and utilize the broader Luminex distribution relationships may result in prolonged operating losses in the Assay Segment which would adversely affect the Company’s business, consolidated statements of operations and financial condition.
     The historic operations of LMD, when operated separately as Tm Bioscience, incurred significant operating losses and had accrued an accumulated deficit of $74.4 million since inception. These historic operating losses and the accumulated deficit were considered in connection with the acquisition purchase price; however, LMD, on a go forward basis, will need to achieve synergies as a result of the merger, with, among other matters, a reduction in head count, elimination of stand alone public company costs and certain other selling, general and administrative expenses, and the elimination of significant interest expense as a result of the debt reduction of $13.2 million at closing. LMD anticipates it will be able to leverage its distribution opportunities and launch additional products resulting in increased revenues through the Luminex strategic partner relationships; however, no assurances that the synergies or revenue opportunities can be achieved and, if the consolidated Company fails to achieve such improvements, the LMD operations will adversely affect the Company’s business, consolidated statements of operations and financial condition.

ITEM 2. UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The stock repurchase activity for the first quarter of 2007 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Appromixate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans of Programs	Programs

01/1/07 - 01/31/07	89	12.75	—	—
02/1/07 - 02/28/07	—	—	—	—
03/1/07 - 03/31/07	17,406	14.17	—	—

Total First Quarter	17,495	$14.16	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description of Documents

10.1	Amendment to Restricted Stock Agreement, dated as of March 25, 2007, by and between Luminex Corporation and Patrick J. Balthrop, Sr.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION
Date: May 10, 2007
	By:	/s/ HARRISS T. CURRIE
Harriss T. Currie
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PATRICK J. BALTHROP
Patrick J. Balthrop
President and Chief Executive Officer (Principal Executive Officer)

S-1