Form 10-Q
period 2007-06-30
LUMINEX CORP
filed 2007-08-09
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 36,057,794 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on August 3, 2007.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,836	$27,414
Short-term investments	3,314	10,956
Accounts receivable, net	11,614	8,237
Inventory, net	7,100	4,571
Other	1,874	1,917

Total current assets	35,738	53,095

Property and equipment, net	10,189	4,985
Intangible assets, net	24,583	—
Long-term investments	5,311	7,346
Goodwill	34,132	—
Other	1,705	1,270

Total assets	$111,658	$66,696

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,687	$3,255
Accrued liabilities	8,219	2,905
Deferred revenue and other	3,073	2,756

Total current liabilities	14,979	8,916
Long-term debt	3,825	—
Deferred revenue and other	3,814	3,621

Total liabilities	22,618	12,537

Stockholders’ equity:
Common stock	35	32
Additional paid-in capital	186,059	139,116
Accumulated other comprehensive (loss) gain	(80)	65
Accumulated deficit	(96,974)	(85,054)

Total stockholders’ equity	89,040	54,159

Total liabilities and stockholders’ equity	$111,658	$66,696

See the accompanying notes which are an integral part of these Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue	$17,548	$13,268	$34,155	$26,265

Cost of revenue	7,211	5,608	13,388	10,346

Gross profit	10,337	7,660	20,767	15,919

Operating expenses:

Research and development	3,865	1,790	6,571	3,987

Selling, general and administrative	10,716	6,137	18,812	12,086

In-process research and development expense	8,000	—	8,000	—

Total operating expenses	22,581	7,927	33,383	16,073

Income (loss) from operations	(12,244)	(267)	(12,616)	(154)

Interest expense from long-term debt	(334)	—	(419)	—

Other income, net	421	551	1,028	967

Income taxes	101	(13)	87	(16)

Net income (loss)	$(12,056)	$271	$(11,920)	$797

Net income (loss) per share, basic	$(0.34)	$0.01	$(0.36)	$0.03

Shares used in computing net income (loss) per share, basic	35,006	31,386	33,504	31,288

Net income (loss) per share, diluted	$(0.34)	$0.01	$(0.36)	$0.02

Shares used in computing net income (loss) per share, diluted	35,006	32,876	33,504	32,606
See the accompanying notes which are an integral part of these Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Operating activities:
Net income (loss)	$(12,056)	$271	$(11,920)	$797
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,837	384	2,377	748
In-process research and development expense	8,000	—	8,000	—
Stock-based compensation and other	1,593	1,259	3,100	2,424
Loss (gain) on disposal of assets	34	(2)	88	25
Other	4	(7)	4	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	(580)	(3,136)	(1,657)	(1,476)
Inventory, net	(689)	460	(721)	138
Prepaids and other	(460)	(399)	(120)	29
Accounts payable	(2,263)	(254)	(3,817)	(1,506)
Accrued liabilities	772	335	(2,353)	(835)
Deferred revenue	(217)	5	143	(225)

Net cash (used in) provided by operating activities	(4,025)	(1,084)	(6,876)	110

Investing activities:
Maturities (purchases) of held-to-maturity investments	2,185	955	9,710	(1,045)
Purchase of property and equipment	(1,724)	(643)	(3,329)	(1,528)
Acquisition of business, net of cash acquired	(744)	—	(2,735)	—
Acquired technology rights	(265)	—	(265)	—
Proceeds from sale of assets	30	2	30	7

Net cash (used in) provided by investing activities	(518)	314	3,411	(2,566)

Financing activities:
Payments on debt	(117)	—	(12,345)	—
Proceeds from issuance of common stock	159	358	174	1,434
Other	7	—	7	—

Net cash provided by (used in) financing activities	49	358	(12,164)	1,434

Effect of foreign currency exchange rate on cash	135	16	51	22
Change in cash and cash equivalents	(4,359)	(396)	(15,578)	(1,000)
Cash and cash equivalents, beginning of period	16,195	24,602	27,414	25,206

Cash and cash equivalents, end of period	$11,836	$24,206	$11,836	$24,206

Supplemental disclosure of cashflow information:
Interest and penalties paid	$254	$—	$1,335	$—

Supplemental disclosure of non-cash effect of acquisitions:
Purchase price	$(744)	$—	$(47,745)	$—
Common stock issued	—	—	41,755	—
Conversion of Tm options and warrants	—		2,315
Cash acquired	—	—	940	—

Acquisition, net of cash acquired	$(744)	$—	$(2,735)	$—

See the accompanying notes which are an integral part of these Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The acquisition of Tm Bioscience Corporation, or Tm, now known as Luminex Molecular Diagnostics or LMD, was completed on March 1, 2007; therefore, the results of operations of LMD in our consolidated financial statements include only results since this date.
     Historically the Company has operated as a single segment. Subsequent to the acquisition of LMD, we now have two segments for financial reporting purposes: the Technology Segment and the Assay Segment. See Note 7 – Segment Information.
NOTE 2 – BUSINESS COMBINATIONS
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
     Upon the closing of the plan of arrangement, we exchanged 0.06 Luminex common shares for each outstanding Tm share, which resulted in the issuance of approximately 3.2 million shares of Luminex common stock. The value of the approximately 3.2 million common shares issued was determined based on the average market price of our common shares over the period including five days before and after the terms of the acquisition were agreed to and announced in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). We also agreed to assume all outstanding Tm options and warrants according to the applicable Tm plan provisions, which options and warrants are potentially exercisable for approximately 692,000 additional shares of Luminex common stock on an as-converted basis. The estimated fair value of Luminex’ replacement options and warrants is calculated using the Black-Scholes model. In accordance with Statement of Financial Accounting Standards No. 123R, Share-based Payments (“SFAS 123R”), the portion of the estimated fair value of unvested Tm options related to future service (approximately $242,000) is deducted from the purchase price consideration and will be recognized as compensation expense over those awards’ remaining vesting period.
     Immediately subsequent to the acquisition, we retired approximately $13.2 million of Tm debt, including an approximately $1.0 million related contractual penalty, by using existing cash reserves. Under the terms of one of the retired debt instruments, the balance of the note became callable upon the acquisition and was subject to a contractual penalty if either called by the debt holder or prepaid by Tm. The penalty was triggered when the Tm shareholders ratified the acquisition of Tm by Luminex on February 21, 2007. The penalty was recorded by Tm prior to Luminex’ acquisition based on the penalty amount agreed by the debt holder, and was reflected in the

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
opening balance of “Other current liabilities assumed.” The impact of the acquisition on our liquidity is more fully described under “Liquidity and Capital Resources.”
     The acquisition is being accounted for as a purchase business combination in accordance with SFAS 141 and LMD results of operations are included with the Company’s from the date of acquisition, March 1, 2007. The purchase price of the acquisition was approximately $47.7 million, including common stock valued at $41.8 million, which will be adjusted for the valuation of certain conversions of Tm options and warrants and final transaction-related costs. All transaction costs incurred to-date have been recorded. Additional transaction costs will be recorded as incurred and will primarily consist of fees related to our on-going evaluation of the fair market value of Tm’s tangible and intangible assets and liabilities acquired and legal fees related to the finalization of the transaction of approximately $250,000. The purchase price will be allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition.
     Luminex is in the process of allocating fair values for certain intangible assets and in-process research and development (IPR&D) identified during the acquisition. The excess purchase price over the fair values of the net tangible assets, identified intangible assets and liabilities will be allocated to goodwill. Luminex currently has $34.1 million of goodwill recorded related to the Tm acquisition. Goodwill was adjusted in the second quarter of 2007 to allocate the estimated fair value of intangibles and IPR&D identified as part of the acquisition. See “Purchased Intangible Assets” set forth below in this note. This balance is subject to further adjustment as Luminex completes certain standard activities around the transaction such as: 1) recording of final transaction related costs and 2) allocation of the purchase price based on our final determination of the fair market value of Tm’s tangible and intangible assets and liabilities. These activities should be complete in the third quarter of 2007. As required by SFAS 142, the Company will begin testing of this goodwill balance on an annual basis and on an interim basis if circumstances indicate that necessity. No assurances can be given as to the size of any subsequent goodwill adjustment, if any, at this time. Goodwill is not expected to be deductible for tax purposes.
     The following table summarizes the estimated fair values of net assets at the date of acquisition (in thousands). Tangible assets and liabilities are currently recorded at the historical book value on the books of Tm which is expected to approximate fair value pending our final analysis of these values. Intangible assets are currently recorded at their estimated fair market value pending final analysis of these values. The intangible assets being evaluated are: trade name (Tag-It), customer list/contracts, technology/trade secrets, and in-process research and development needing to be expensed per SFAS 141. IPR&D has been recorded at its estimated fair market value and charged to expense in the current period. The value allocated to intangible assets and IPR&D is subject to potentially significant adjustments as the Company finalizes its determination of these fair market values. Any change in the fair value of the net assets of LMD is expected to change the amount of the purchase price allocable to goodwill.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Cash	$940
Other current assets	3,180
Other assets	28
Property and equipment	2,884
Purchased intangible assets	23,300
In-process research and development	8,000
Other intangible assets	2,083
Goodwill	34,132

Total assets	$74,547

Current portion of debt assumed	$12,447
Accrued severance assumed	2,120
Other current liabilities assumed	8,650
Long-term debt assumed	3,351
Other long-term liabilities assumed	234

Total liabilities	26,802

Purchase price	$47,745

Pro Forma Information
     The financial information in the table below summarizes the combined results of operations of Luminex and LMD, on a pro forma basis, as though the companies had been combined at the beginning of 2006.
     The pro forma financial information is presented for informational purposes only and is not indicative of the results of operation that would have been achieved if the acquisition of LMD had taken place at the beginning of fiscal 2006.
     The following table summarizes the pro forma financial information for the three months ended June 30, 2006 and the six months ended June 30, 2006 and 2007 and the actual results for the three months ended June 30, 2007 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$17,548	$15,375	$34,474	$29,901
Net loss	$(12,056)	$(4,380)	$(18,297)	$(8,123)
Net loss per share, basic and diluted	$(0.34)	$(0.13)	$(0.52)	$(0.24)
Purchased Intangible Assets
     As of June 30, 2007, we had unamortized identifiable intangible assets of $23.3 million. The following table details amounts relating to those assets (in thousands except weighted average lives):

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Gross carrying	Accumulated	Weighted average
	amount	amortization	life
Technology/trade secrets	$17,700	$641	9
Customer lists/contracts	5,300	118	15
Trade name	300	100	1

Total	$23,300	$859

     The amortization expense related to purchased intangible assets for the three and six months ended June 30, 2007 was $859,000. The estimated amortization expense for the current year and the next five years is as follows (in thousands):

For the year
ending
December 31,
2007	$2,149
2008	2,328
2009	2,278
2010	2,278
2011	2,278
2012	2,278
In-process Research and Development (IPR&D)
     IPR&D was allocated to each IPR&D project using the estimated fair value based on an income approach using discounted cash flows related to the products that would result from each of the projects. The discounted cash flows were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, the estimated life of each product’s underlying technology, historical pricing, costs to complete the projects, costs of production, R&D costs required to maintain the products once they have been introduced into the market and related selling and marketing costs. The discount rates used to discount the projected net returns were based on a weighted average cost of capital relative to the Company and the bio-technology industry, as well as the product-specific risk associated with the IPR&D projects. Product-specific risk includes the stage of completion of each product, the complexity of the development work completed to date, the likelihood of achieving technological feasibility, and market acceptance. The forecast data employed in the analyses for IPR&D was based upon both forecast information maintained by the acquired companies and Luminex Corporation’s estimate of future performance of the business. The inputs used by the Company in assessing the value of IPR&D were based upon assumptions that the Company believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results. The major risks and uncertainties associated with the timely and successful completion of the acquired in-process projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. No assurance can be given that the underlying assumptions used to forecast cash flows or the timely and successful completion of the projects will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.
     In conjunction with the acquisition, the Company recorded an IPR&D expense of $8.0 million for acquired IPR&D which was not technologically feasible as of the acquisition date and, other than its intended use, had no alternative future use. IPR&D was charged to net proft (loss) during the period ended June 30, 2007. The value allocated to IPR&D is subject to potentially significant adjustments as the Company finalizes its determination of this fair market value.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 3 – INVESTMENTS
     Held-to-maturity securities as of June 30, 2007 consisted of $8.6 million of federal agency debt securities. Amortized cost approximates fair value of these investments.
     The amortized costs of held-to-maturity debt securities at June 30, 2007, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Accrued Interest	Amortized Cost
Due in one year or less	$3,314	$22	$3,336
Due after one year through two years	5,311	30	5,341

	$8,625	$52	$8,677

NOTE 4 – INVENTORY, NET
     Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Parts and supplies	$4,057	$3,504
Work-in-progress	1,960	555
Finished goods	1,847	932

	7,864	4,991

Less: Allowance for excess and obsolete inventory	(764)	(420)

	$7,100	$4,571

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
A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands):

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(12,056)	$271	$(11,920)	$797

Denominator:
Denominator for basic net income (loss) per share - weighted average common stock outstanding	35,006	31,386	33,504	31,288
Dilutive common stock equivalents — common stock options and awards	—	1,490	—	1,318

Denominator for diluted net income (loss) per share - weighted average common stock outstanding and dilutive common stock equivalents	35,006	32,876	33,504	32,606

Basic net income (loss) per share	$(0.34)	$0.01	$(0.36)	$0.03
Diluted net income (loss) per share	$(0.34)	$0.01	$(0.36)	$0.02
     Restricted stock awards, or RSAs, and stock options to acquire 1.7 million and 557,000 shares, respectively, for the three months ended June 30, 2007 and 2006 and 1.3 million and 627,000, respectively, for the six months ended June 30, 2007 and 2006 were excluded from the computations of diluted EPS because the effect of including the RSAs and stock options would have been anti-dilutive.
NOTE 6 – STOCK-BASED COMPENSATION
     The Company assumed the Tm Bioscience Corporation Share Option Plan (the “Tm Plan”) a stock-based employee compensation plan in connection with the Tm acquisition. The Tm Plan governs the former Tm options which were exchanged for options to purchase shares of Luminex common stock in connection with the acquisition. The Tm Plan will be administered by the Compensation Committee of the Board of Directors of Luminex. There are currently options to purchase up to approximately 100,000 shares of Luminex common stock outstanding under the Tm Plan at a weighted average exercise price of $23.94 per share expiring on or before October 2011. No new equity awards may be issued under the Tm Plan.
     Also in connection with the Tm acquisition, warrants for the purchase of Tm common stock were converted to the right to acquire shares of Luminex common stock. There are currently outstanding warrants to purchase up to approximately 458,000 shares of Luminex common stock with a weighted average exercise price of $20.64 per share expiring on or before November 2011.
     On March 25, 2007, the Compensation Committee approved an amendment to the restricted stock agreement, dated May 17, 2004 (the “Restricted Stock Agreement”), of Mr. Balthrop. The Company and Mr. Balthrop initially entered into the Restricted Stock Agreement in connection with the hiring of Mr. Balthrop as the President and Chief Executive Officer of the Company. The Restricted Stock Agreement provided for the grant of 200,000 restricted shares, which would vest in portions based on the attainment of certain performance goals related to Company revenue, earnings and stock price. If the goals provided for in the Restricted Stock Agreement were not achieved by the end of the fifth anniversary of the date of the Restricted Stock Agreement, all non-vested shares would be forfeited. The amendment provides for the automatic vesting of all unvested restricted shares immediately prior to the fifth anniversary of the date of the Restricted Stock Agreement, to the extent any or all of the performance measures have not been previously achieved. Mr. Balthrop’s 200,000 share restricted stock award, as amended, has market, service or performance criteria for vesting of all shares. We have assumed that vesting will occur at the end

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
of the five years based on achievement of the service criteria so all expense is being amortized straight-line over the five-year period from May 17, 2004 through 2009. Pursuant to the amendment to this award, the award was revalued to the market price on the date of amendment of $14.39. This resulted in additional expense to the Company of approximately $356,000 of which approximately $205,000 was recognized in the first quarter of 2007 and approximately $151,000 of which will be recognized pro-rata over the remaining term of the award.
     The Company’s stock option activity for the six months ended June 30, 2007 is as follows:

		Weighted
		Average
	Shares	Exercise
Stock Options	(in thousands)	Price
Outstanding at December 31, 2006	3,163	$9.76
Granted	790 (1)	21.26
Exercised	(33)	5.27
Cancelled or expired	(142)	25.96

Outstanding at June 30, 2007	3,778	$11.59

(1)	Includes shares reserved with respect to the Tm options assumed in the acquisition.
     The Company had $2.3 million of total unrecognized compensation costs related to stock options at June 30, 2007 that are expected to be recognized over a weighted-average period of 1.0 years.
The Company’s non-vested shares activity for the six months ended June 30, 2007 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2006	798	$12.46
Granted	387	13.76
Vested	(187)	13.60
Cancelled or expired	(7)	13.98

Non-vested at June 30, 2007	991	$13.61
     As of June 30, 2007, there was $11.3 million of unrecognized compensation cost related to RSAs. That cost is expected to be recognized over a weighted average-period of 2.1 years.
     The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenue	$71	$79	$142	$158
Research and development	165	137	343	239
Selling, general and administrative	1,357	1,043	2,610	2,027

Total stock-based compensation costs	$1,593	$1,259	$3,095	$2,424
NOTE 7 – SEGMENT INFORMATION
     Management has determined that we have two segments for financial reporting purposes: the Technology Segment and the Assay Segment. As described in Note 2 – Business Combinations, the acquisition of LMD (formerly Tm) was completed on March 1, 2007; therefore, the results of operation of LMD in our consolidated financial statements include only results since this date. The accounting principles of the segments are the same as those described in the Summary of Significant Policies in our Annual Report on Form 10-K and in this report.
     Following is selected information for the three months ended June 30, 2007 or at June 30, 2007 (in thousands):

	Technology	Assay	Intersegment
	Group	Group	Eliminations	Consolidated
Revenues from external customers	$14,822	$4,000	$—	$18,822
Intersegment revenue	1,257	17	(1,274)	(1,274)
Depreciation and amortization	524	1,355	(66)	1,813
Segment profit (loss)	13	(11,748)	(321)	(12,056)

Segment assets	49,559	68,383	(6,284)	111,658
     Following is selected information for the six months ended June 30, 2007 or at June 30, 2007 (in thousands), with recognition that the LMD impact is only for the period of March 1, 2007 through June 30, 2007:

	Technology	Assay	Intersegment
	Group	Group	Eliminations	Consolidated
Revenues from external customers	$30,560	$5,200	$—	$35,760
Intersegment revenue	1,580	25	(1,605)	(1,605)
Depreciation and amortization	938	1,517	(86)	2,369
Segment profit (loss)	1,674	(13,208)	(386)	(11,920)

Segment assets	49,559	68,383	(6,284)	111,658

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
     Income taxes decreased by approximately $125,000 during the three months ended June 30, 2007 as a result of Texas HB 3928, effective June 15, 2007, which required the Company to recognize changes in deferred tax assets related to a computational change of the temporary credit.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I Item 1 of this Report, the “Risk Factors” referenced in Part II Item 1A of this Report and our Annual Report on Form 10-K for the year ended December 31, 2006.
SAFE HARBOR CAUTIONARY STATEMENT
     This Quarterly Report on Form 10-Q contains statements that are forward-looking statements as defined within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology,

•	dependence on strategic partners for development, commercialization and distribution of products,

•	concentration of the Company’s revenue in a limited number of strategic partners,

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle and bulk purchases of consumables,

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels,

•	potential shortages of components,

•	competition,

•	the timing of regulatory approvals,

•	the implementation, including any modification, of the Company’s strategic operating plans,

•	risks and uncertainties associated with implementing our acquisition strategy and the ability to integrate acquired companies, including LMD, or selected assets into our consolidated business operations, including the ability to recognize the benefits of our acquisitions,

•	our ability to develop, manufacture and commercialize products within our Assay Segment, and

•	the current status of the credit market could effect our ability to obtain debt or equity funds on favorable terms, if at all.
     Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and referenced in the section titled “Risk Factors” below. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.
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
     Our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Luminex has adopted a business model built around strategic partnerships. We have licensed our xMAP technology to other companies, who then develop products that incorporate the xMAP technology into products that they sell to the end-user. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end-user laboratory. Luminex was founded on this model, and our success to date has been due to this model. As of June 30, 2007, Luminex had over 50 strategic partners, 31 of which have released commercialized reagent-based products using our technology, and these partners have sold and placed over 4,500 xMAP-based instruments in laboratories worldwide.
     Luminex has several forms of revenue that result from this partner model:
•	System revenue is generated from the sale of our xMap systems and peripherals. Currently, system revenue is derived from the sale of the Luminex 100 and 200 analyzers, often coupled with an optional XY Platform and/or Sheath Delivery System. We currently expect the average system price to be between $25,000 and $30,000 in a given reporting period. This metric includes all configurations of our xMAP systems including refurbished systems, demonstration systems and modular components.

•	Consumable revenue is generated from the sale of our dyed polystyrene microspheres and sheath fluid. Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

•	Royalty revenue is generated when a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to a user. End users can be facilities such as testing labs, development facilities and research facilities who buy prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

•	Service revenue is generated when a partner or other owner of a system purchases a service contract from us after the warranty has expired. Service contract revenue is amortized over the life of the contract and the costs associated with those contracts are recognized as incurred.

•	Assay revenue is generated from the sale of our kits which is a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples. For the six months ended June 30, 2007, assay revenue includes revenue since March 1, 2007 from Luminex Molecular Diagnostics, or LMD, formerly Tm Bioscience Corporation, as a result of our acquisition which was effective March 1, 2007. Assay revenue generated from the Luminex Bioscience Group, or LBG, is also classified here. Previously, assay revenue generated from the LBG was recorded in other revenue as it did not constitute a material amount of total revenue.

•	Other revenue consists of items such as training, shipping, parts sales, license revenue, grant revenue, contract research and development fees and milestone revenue and other items that individually amount to less than 5% of total revenue.

Second Quarter 2007 Highlights
•	Consolidated revenue of $17.5 million, a 32% increase year over year; and a 6% increase over the first quarter of 2007

•	System shipments surpass 4,500 an increase of 20% from the second quarter of 2006

•	Consolidated gross margins of 59%

•	In July 2007, announced a distribution agreement with Exiqon for the FlexmiR™ line of products co-developed by the companies in 2006

•	In July 2007, unveiled FlexMAP 3D™ a next generation bead-based multiplexing system

•	Completion of manufacturing space update/expansion in response to expanded product offerings

•	Partner successes, including Bio-Rad BioPlex 2200 Quest deal
Acquisition of TM Bioscience
     As previously discussed in Note 2 – Business Combinations, on March 1, 2007, we completed our acquisition of Tm Bioscience Corporation. The acquired company, now referred to as LMD, is a DNA-based research and diagnostics company located in Toronto, Canada. In connection with closing the acquisition, we paid off $13.2 million of Tm Bioscience’s debt, related fees and paid transactions expenses of approximately $5.0 million (including $2.9 million of transaction costs included as part of the purchase price and $2.1 million of LMD transaction costs incurred prior to March 1, 2007). Primarily as a result of this transaction, our cash, cash equivalents and investments have been reduced by approximately $25.3 million during the six months ended June 30, 2007. To support our cash and investments position, the Company secured a revolving credit facility for up to $15.0 in conjunction with the Tm Bioscience acquisition, which, as of June 30, 2007 and subject to the borrowing base requirements, would allow for borrowings of up to approximately $10.1 million.
Segment Information
     As described in Note 7 – Segment Information, management has chosen to organize the Company by business segments, and as a result has determined we have two segments for financial reporting purposes: the Technology Segment and the Assay Segment.
Future Operations
     We expect continued revenue growth for 2007 to be driven by sustained adoption of our core technology coupled with assay introduction and commercialization by the Assay Segment. The anticipated continued shift in revenue concentration towards higher margin items, such as assays, consumables and royalties, should provide favorable gross margins. Additionally, we believe that a sustained investment into R&D is necessary in order to meet the needs of our marketplace and estimate that spending on R&D for the full year of 2007 will approximate 20% of total revenues.
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
     Total deferred revenue as of June 30, 2007 was $6.6 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $3.8 million, (ii) unamortized revenue related to extended service contracts in the amount of $2.1 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $548,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.
     Inventory Valuation. Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At June 30, 2007, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales. While management believes that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, scientific and technological advances will continue and the Company could experience additional inventory write-downs in the future. However, the Company does not believe this estimate is subject to significant variability.
     Warranties. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. However, the Company does not believe this estimate is subject to significant variability.
     Accounts Receivable and Allowance for Doubtful Accounts. We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses historically have been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant change in the liquidity or financial position of any one of our significant customers, or a deterioration in the economic environment, in general, could have a material adverse impact on the collectibility of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. However, the Company does not believe this estimate is subject to significant variability.
     Purchase Price Allocation and Goodwill. The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development (IPR&D), and liabilities assumed based on their respective fair values.
     On March 1, 2007, we acquired Tm Bioscience Corp. or Tm, for an aggregate purchase price of approximately $47.7 million, net of cash acquired. The purchase price for the acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. We are in the process of determining the estimated fair values of IPR&D, identifiable intangible assets and certain tangible assets. Such a valuation requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocations may change during the allowable allocation period, if additional information becomes available.
     We evaluate the impairment of goodwill under the guidance of SFAS No. 142 “Goodwill and Other Intangible Assets” for each of our reporting units. During the first quarter of 2007, we established our initial goodwill balance related to our acquisition of LMD. The Company will begin testing of this goodwill balance on an annual basis and on an interim basis if circumstances indicate that necessity.
     Intangible assets acquired are amortized over the assets’ estimated useful lives using the straight-line method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.
     IPR&D represents the value, on closing of a business combination, of acquired research and development projects which were not technologically feasible as of the acquisition date and had no alternative future use. Projects that were deemed not technologically feasible was charged to net profit (loss) during the period ended June 30, 2007 as IPR&D expenses.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
Consolidated

	Three Months Ended
	June 30,
	2007	2006
Revenue	$17,548	$13,268
Gross profit	$10,337	$7,660
Gross margin percentage	59%	58%
Operating expenses	$22,581	$7,927
Net operating loss	$(12,244)	$(267)
     Total revenue increased 32% to $17.5 million for the three months ended June 30, 2007 from $13.3 million for the comparable period in 2006. The increase in revenue was primarily attributable to the Assay Segment including the acquisition of LMD which contributed $3.5 million of the overall increase. Operating expenses increased primarily as a result of the acquisition of LMD which contributed $12.6 million of the increase. This $12.6 million includes an $8.0 million write-off of in-process research and development, see “Note 2 – Business Combinations” for more information. The Technology Segment contributed $1.9 million of the increase in operating expenses which was primarily attributable to increased headcount. Net operating income decreased due to the dilutive effect of the LMD acquisition. See additional discussions by segment below.
     We manage our operations through two business segments: the Technology Segment and the Assay Segment.
Technology Segment
     Selected financial data for the three months ended June 30, 2007 and 2006 of our Technology Segment is as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2007	2006
Revenue	$13,565	$13,254
Gross profit	$7,739	$7,641
Gross margin percentage	57%	58%
Operating expenses	$9,347	$7,410
Net operating income (loss)	$(1,608)	$231
     Revenue. Total revenue increased 2% to $13.5 million for the three months ended June 30, 2007 from $13.3 million for the comparable period in 2006. The increase in revenue was primarily attributable to an increase in service and consumables revenues as well as continued acceptance and utilization of our technology in the marketplace as evidenced by our continued increase in royalty revenue. This increase was partially offset by a decrease in system sales. As previously disclosed in our Annual Report on Form 10-K, we continue to experience revenue concentration in a limited number of strategic partners. Three customers accounted for 45% of total revenue in the second quarter of 2007 (23%, 12%, and 10% respectively). For comparative purposes, these same three customers accounted for 41% of total revenue (20%, 12% and 10%, respectively) in the second quarter of 2006. No other customer accounted for more than 10% of total revenue in this quarter.
     A breakdown of revenue in the Technology Segment for the three months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	June 30,
	2007	2006
System sales	$5,397	$5,811
Consumable sales	3,305	3,053
Royalty revenue	2,210	2,001
Service contracts	1,087	811
Other revenue	1,566	1,578

	$13,565	$13,254

     System and peripheral component sales decreased 7% to $5.4 million for the three months ended June 30, 2007 from $5.8 million for the comparable period of 2006. The decrease in revenue is primarily attributable to a decrease in average system price attributable to partner mix for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and to a lesser extent a decrease in the number of units sold. System sales for the second quarter of 2007 decreased to 200 LX Systems from 206 (205 LX Systems 1 HTS) for the corresponding prior year period bringing total system sales since inception to over 4,500 as of June 30, 2007. For the three months ended June 30, 2007, four of our partners accounted for 165, or 81%, of total system sales for the period. These four partners purchased 145, or 70%, of total system sales in the three months ended June 30, 2006.
     Consumable sales comprised of microspheres and sheath fluid, increased 8% to $3.3 million for the three months ended June 30, 2007 from $3.1 million for the three months ended June 30, 2006. The increase is primarily the result of an increase in bulk purchases. During the three months ended June 30, 2007, we had nine bulk purchases totaling approximately $2.1 million as compared with six bulk purchases totaling approximately $1.8 million during the three months ended June 30, 2006. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. Partners who reported royalty bearing sales accounted for $2.5 million, or 75%, of total consumable sales for the three months ended June 30, 2007.
     Royalty revenue increased 10% to $2.2 million for the three months ended June 30, 2007 compared with $2.0 million for the three months ended June 30, 2006. For the three months ended June 30, 2007, we had 31 commercial partners submitting royalties as compared to 27 for the three months ended June 30, 2006. One of our partners reported royalties totaling approximately $738,000, or 33% of total royalties for the current quarter. Two other customers reported royalties totaling approximately $575,000, or 26% (14% and 13%, respectively) of total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales were over $36 million for the quarter ended June 30, 2007 and over $146 million on an annualized basis, compared with over $32 million for the quarter ended June 30, 2006 and over $125 million on an annualized basis.
     Service contracts comprised of extended warranty contracts earned ratably over the term of the agreement, increased 34% to $1.1 million for the second quarter of 2007 from $811,000 for the second quarter of 2006. This increase is attributable to increased sales of extended service agreements, which are primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period. At June 30, 2007, we had 804 Luminex systems covered under extended service agreements and $2.1 million in deferred revenue related to those contracts. At June 30, 2006, we had 676 Luminex systems covered under extended service agreements and $1.8 million in deferred revenue related to those contracts.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees, and grant revenue, decreased slightly for the three months ended June 30, 2007 from the three months ended June 30, 2006. This decrease is primarily the result of a decrease in miscellaneous part sales and a milestone payment of $300,000 received in the three months ended June 30, 2006. This decrease was offset by the addition of grant revenue. For the quarter ended June 30, 2007, we had $543,000 of parts sales, $605,000 of grant revenue, $129,000 of shipping revenue, $133,000 of license revenue and $156,000 of other revenue.
     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) decreased slightly to 57% for the three months ended June 30, 2007 from 58% for the three months ended June 30, 2006. Gross profit was flat at $7.7 million for the three months ended June 30, 2007, as compared to $7.6 million for the three months ended June 30, 2006. The decrease in gross margin rate was primarily attributable to the elimination of intercompany sales. A total of $1.3 million of intercompany sales were eliminated from technology group sales in the current quarter. Consumables and royalties comprised $5.5 million, or 41%, of revenue for the current quarter and $5.1 million, or 38%, for the quarter ended June 30, 2006. We anticipate continued fluctuation in gross margin rate and related gross profit primarily as a result of variability in partner bulk purchases and absolute number of sales of quarterly system sales.
     Operating expenses. Research and development expenses increased to $2.2 million for the three months ended June 30, 2007 from $1.5 million for the comparable period in 2006. The increase was primarily related to additional personnel costs associated with the increase in employees to 59 at June 30, 2007 from 51 at June 30, 2006. The increase in the number of employees has allowed us to increase our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
     Selling, general and administrative expenses increased to $7.2 million for the three months ended June 30, 2007 from $5.9 million for the comparable period in 2006. The increase was primarily related to additional personnel costs associated with the increase in employees to 75 at June 30, 2007 from 64 at June 30, 2006 and an increase in stock compensation expense attributable to additional issuances.
Assay Segment
     Selected financial data for the three months ended June 30, 2007 and 2006 of our Assay Segment results follows (dollars in thousands):

	Three Months Ended
	June 30,
	2007	2006
Revenue	$3,983	$14
Gross profit	$2,598	$19
Gross margin percentage	65%	136%
Operating expenses	$13,234	$517
Net operating loss	$(10,636)	$(498)

     A breakdown of revenue in the Assay Segment for the three months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Assays	$3,737	$14
Other revenue	246	—

	$3,983	$14

     Revenue. Revenues for the three months ended June 30, 2007 were derived from LMD and LBG and from LBG only for the three months ended June 30, 2006. Assay revenue consists primarily of kits, of which the majority relate to our Cystic Fibrosis products. System sales during the second quarter of 2007 in the Assay Segment were four LX Systems. Other revenue includes contract research and development fees and milestone revenue. Two customers accounted for 47% of revenue for the second quarter of 2007 (37% and 10%, respectively). No other customer accounted for more than 10% of total revenue in this quarter.
     Operating Expenses. Research and development expenses were $1.7 million and $271,000 for the three months ended June 30, 2007 and 2006, respectively. The increase in research and development can be primarily attributed to the addition of the acquisition of LMD and to a lesser extent increased activity by the LBG primarily as a result of increased activity related to product development. LMD contributed approximately 76% of all research and development expenses. The LBG division contributed the remaining 24%. The LBG division research and development expenses increased 51% to $409,000.
     Selling, general and administrative expenses were $3.3 million and $246,000 for the three months ended June 30, 2007 and 2006, respectively. The overall increase in selling, general and administrative expenses can be primarily attributed to the addition of the acquisition of LMD. LMD contributed approximately 93% of all selling, general and administrative expenses. The LBG division contributed the remaining 7%.
     In-process research and development of $8.0 million was written-off during the quarter ended June 30, 2007. See “Note 2 – Business Combinations” for more information.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
Consolidated

	Six Months Ended
	June 30,
	2007	2006
Revenue	$34,155	$26,265
Gross profit	$20,767	$15,919
Gross margin percentage	61%	61%
Operating expenses	$33,383	$16,073
Net operating loss	$(12,616)	$(154)
     Total revenue increased 30% to $34.2 million for the six months ended June 30, 2007 from $26.3 million for the comparable period in 2006. The increase in revenue was primarily attributable to the Assay Segment, including the acquisition of LMD and increased activity by LBG, which contributed $5.2 million of the increase. Operating expenses increased primarily as a result of the acquisition of LMD, which contributed approximately $14.0 million of the increase. This $14.0 million includes an $8.0 million write-off of in-process research and development. See additional discussions by segment below.
Technology Segment
     Selected financial data for the six months ended June 30, 2007 and 2006 of our Technology Segment is as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2007	2006
Revenue	$28,980	$26,251
Gross profit	$17,442	$15,907
Gross margin percentage	60%	61%
Operating expenses	$18,217	$15,121
Net operating income (loss)	$(775)	$786
     Revenue. Total revenue increased 10% to $29.0 million for the six months ended June 30, 2007 from $26.3 million for the comparable period in 2006. The increase in revenue was primarily attributable to an increase in system sales as well as the continued acceptance and utilization of our technology in the marketplace as evidenced by our continued increase in royalty revenue and to a lesser extent increases in service and grant revenues. Two customers accounted for 35% of total revenue in the six months ended June 30, 2007 (23% and 12%, respectively). No other customer accounted for more than 10% of total revenue in this quarter. For comparative purposes, these same two customers accounted for 39% of total revenue (20% and 19%, respectively) in the six months ended June 30, 2006.
     A breakdown of revenue in the Technology Segment for the six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006
System sales	$11,089	$9,803
Consumable sales	8,116	8,555
Royalty revenue	4,742	3,791
Service contracts	2,090	1,618
Other revenue	2,943	2,484

	$28,980	$26,251

     System and peripheral component sales increased 13% to $11.1 million for the six months ended June 30, 2007 from $9.8 million for the comparable period of 2006. System sales for the first half of 2007 increased to 404 LX Systems from 348 LX Systems for the corresponding prior year period bringing total system sales since inception to over 4,500 as of June 30, 2007. For the six months ended June 30, 2007, four of our partners accounted for 309, or 75%, of total system sales for the period. These four partners purchased 237, or 68%, of total system sales in the six months ended June 30, 2006.
     Consumable sales comprised of microspheres and sheath fluid, decreased 5% to $8.1 million for the six months ended June 30, 2007 from $8.5 million for the comparable period of 2006. The decrease is primarily the result of the elimination of intercompany sales to LMD, and to a lesser extent, a decrease in bulk purchases versus the prior year period which included a $2.8 million bulk purchase by a single customer. During the six months ended June 30, 2007, we had 20 bulk purchases of consumables totaling approximately $5.5 million as compared with 14 bulk purchases totaling approximately $6.1 million in the six months ended June 30, 2006. Partners who reported royalty bearing sales accounted for $6.6 million, or 81%, of total consumable sales for the six months ended June 30, 2007. As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.
     Royalty revenue increased 25% to $4.7 million for the six months ended June 30, 2007 compared with $3.8 million for the three months ended June 30, 2006. We believe this increase is primarily the result of the increased use and acceptance of our technology. For the six months ended June 30, 2007, we had 31 commercial partners submitting royalties as compared to 27 for the six months ended June 30, 2006. One of our partners reported royalties totaling approximately $1.5 million, or 31% of total royalties for the period. Three other customers reported royalties totaling approximately $1.6 million or 33% (12%, 11% and 10%, respectively) of total royalties for the six months ended 2007. No other customer accounted for more than 10% of total royalty revenue for the current period. Total royalty bearing sales by our partners were over $78 million for the first half of 2007 and over $156 million on an annualized basis, compared with over $58 million for the first half of 2006 and over $129 million on an annualized basis.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased 29% to $2.1 million for the six months ended June 30, 2007 from $1.6 million for the six months ended June 30, 2006. This increase is attributable to increased sales of extended service agreements, which are primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees, and grant revenue, increased 18% to $2.9 million for the six months ended June 30, 2007 from $2.5 million for the six months ended June 30, 2006. This increase is primarily the result of the addition of grant revenue. This increase was offset slightly by a milestone payment of $300,000 received in the three months ended June 30, 2006. For the six months ended June 30, 2007, we had $1.4 million of parts sales, $802,000 of grant revenue, $286,000 of shipping revenue, $266,000 of license revenue and $231,000 of other revenue.
     Gross profit. The gross margin rate (gross profit as a percentage of total revenue) decreased slightly to 60% for the six months ended June 30, 2007 from 61% for the six months ended June 30, 2006. Gross profit, in dollar amount, increased to $17.4 million for the six months ended June 30, 2007, as compared to $15.9 million for the six months ended June 30, 2006. The decrease in gross margin rate was primarily attributable to the elimination of intercompany sales to LMD. The increase in gross profit, in dollar amount, was primarily attributable to the overall increase in revenue coupled with only a slight decrease in gross margin. Consumables and royalties comprised $12.9 million, or 44%, of revenue for the first half of 2007 and $12.3 million, or 47%, for the first half ended June 30, 2006. We anticipate continued fluctuation in gross margin rate and related gross profit primarily as a result of variability in partner bulk purchases and absolute number of sales of quarterly system sales.
     Operating expenses. Research and development expenses increased to $4.2 million for the six months ended June 30, 2007 from $3.4 million for the comparable period in 2006. The increase was primarily related to additional personnel costs associated with the increase in employees to 59 at June 30, 2007 from 51 at June 30, 2006. This increase was partially offset by a decrease in costs related to direct materials and consumables utilized in the research and development process. The increase in the number of employees has allowed us to increase our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
     Selling, general and administrative expenses increased to $14.0 million for the six months ended June 30, 2007 from $11.7 million for the comparable period in 2006. The increase was primarily related to additional personnel costs associated with the increase in employees to 75 at June 30, 2007 from 64 at June 30, 2006, and to a lesser extent, an increase in stock compensation expense attributable to additional issuances of equity subsequent to the second quarter of 2006.
Assay Segment
Selected financial data for the six months ended June 30, 2007 and 2006 of our Assay Segment results follows (dollars in thousands):

	Six Months Ended
	June 30,
	2007	2006
Revenue	$5,175	$14
Gross profit	$3,325	$12
Gross margin percentage	64%	86%
Operating expenses	$15,166	$952
Net operating (loss)	$(11,841)	$(940)
     A breakdown of revenue in the Assay Segment for the three months ended June 30, 2007 and 2006 is as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Assays	$4,881	$14
Other revenue	294	—

	$5,175	$14

     Revenue. Revenues were derived from LBG for the six months ended June 30, 2007 and 2006 and from LMD for the current year from March 1, 2007 through June 30, 2007. Assay revenue consists primarily of kits of which the majority related to our Cystic Fibrosis products. System sales during the six months ended 2007 in the Assay Segment were five LX Systems. Other revenue includes contract research and development fees and milestone revenue. Two customers accounted for 52% of total revenue in the six months ended June 30, 2007 (38% and 14%, respectively).
     Operating Expenses. Research and development expenses were $2.4 million and $604,000 for the six months ended June 30, 2007 and 2006, respectively. The increase in research and development can be primarily attributed to the addition of the acquisition of LMD. LMD contributed approximately 70% of all research and development expenses. The LBG division contributed the remaining 30%. The LBG division research and development expenses increased 16% to $703,000 primarily as a result of increased activity related to product development.
     Selling, general and administrative expenses were $4.8 million and $348,000 for the six months ended June 30, 2007 and 2006, respectively. As previously discussed, the expenses for the six months ended June 30, 2007 include expenses related to LBG for the entire six months and expenses related to LMD from March 1, 2007 to June 30, 2007 only. The overall increase in selling, general and administrative expenses was primarily attributable to the addition of the LMD division and to a lesser extent increased activity by the LBG. The LMD contributed $4.3 million of selling, general and administrative expenses, or 90%. The LBG division contributed the remaining 10%. The LBG division selling, general and administrative expenses increased 40% to $488,000 primarily as a result of increased headcount.
     In-process research and development of $8.0 million was written-off during the current period. See “Note 2 – Business Combinations” for more information.
LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2007	2006
Cash and cash equivalents	$11,836	$27,414
Short-term investments	3,314	10,956
Long-term investments	5,311	7,346

	$20,461	$45,716

     At June 30, 2007, we held cash, cash equivalents, and short-term and long-term investments of $20.5 million and had working capital of $20.8 million. At December 31, 2006, we held cash, cash equivalents, and short-term and long-term investments of $45.7 million and had working capital of $44.2 million. In connection with closing the Tm Bioscience acquisition, we paid off $13.2 million of Tm Bioscience’s debt, related fees and paid transactions expenses of approximately $5.0 million (including $2.9 million of transaction costs included as part of the purchase price and $2.1 million of LMD transaction costs incurred prior to March 1, 2007). Primarily as a result of this transaction, our cash, cash equivalents and investments were reduced by approximately $25.3 million through June 30, 2007.
     We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term and long-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities.
     Cash used in operations was $6.9 million for the six months ended June 30, 2007, compared with cash provided by operations of $110,000 for the six months ended June 30, 2006.
     Our operating expenses during the six months ended June 30, 2007 were $33.4 million, of which $6.6 million was research and development expense, $18.8 million was selling, general and administrative expense and $8.0 was an in-process research and development write-off. We expect research and development expenses to be between 20% and 22% of total revenue for the remainder of 2007. Our increase in research and development expenses for 2007 relative to 2006 is a result of our continued investment in the research and development pipeline to support our content strategy, expanded focus on product development, and expenses related to the acquisition of LMD and increased activity in LBG. Our increase in selling, general and administrative expenses over those of 2006 is primarily attributable to the addition of LMD. We believe that the dilutive effect of the LMD acquisition and the related use of our cash revenues is short term in nature and that the company will return to profitability and positive cash flow by early 2008.
     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken based on recommendations of our strategic consulting study or the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2007. We believe, however, that our existing cash and cash equivalents together with availability under our new credit facility as described below are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the next 12 months. Based upon our current operating plan and structure, management anticipates total cash use for the next 12 months to be no more than $5 million, giving us an anticipated balance in cash, cash equivalents, short-term and long-term investments at June 30, 2008 of $15 million to $20 million. Factors that could affect this estimate, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) settlement of other accrued liabilities, (iv) signing of partnership agreements which include significant up front license fees, and (v) unanticipated costs associated with, and the negative operating cash flows resulting from, the LMD acquisition. See also the “Safe Harbor Cautionary Statement” of this report and the Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     On March 1, 2007, the Company entered into a senior revolving credit facility with JPMorgan Chase Bank, N.A., which provides borrowings of up to a maximum aggregate principal amount outstanding of $15.0 million based on availability under a borrowing base consisting of eligible accounts and inventory. The obligations under the senior revolving credit facility are guaranteed by the wholly-owned domestic subsidiaries of the Company and secured by all of the accounts, equipment inventory and general intangibles (excluding intellectual property) of the Company and the guarantors including the pledge of an intercompany note from Tm Bioscience and payable to the Company. Loans under the senior credit facility accrue interest on the basis of either a base rate or a LIBOR rate. The base rate is calculated daily and is the greater of (i) prime minus 1.00% and (ii) federal funds rate plus .50%. Borrowings at the LIBOR rate are based on one, two or three month periods and interest is calculated by taking the sum of (i) the product of LIBOR for such period and statutory reserves plus (ii) 1.75%. We pay a fee of 0.125% per annum on the unfunded portion of the lender’s aggregate commitment under the facility. Approximately $10.1 million is available for borrowing at June 30, 2007.
     The senior credit facility contains conditions to making loans, representations, warranties and covenants, including financial covenants customary for a transaction of this type. Financial covenants include (i) a tangible net worth covenant of $45.0 million prior to the acquisition Tm Bioscience and $25.0 million following the acquisition and (ii) a liquidity requirement of availability not less than the funded debt of the Company and its subsidiaries (including Tm Bioscience) calculated using the unencumbered cash, cash equivalents and marketable securities of the Company and the guarantors. The senior credit facility also contains customary events of default as well as restrictions on undertaking certain specified corporate actions, including, among others, asset dispositions, acquisitions and other investments, dividends, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens and negative pledges, transactions with affiliates and agreements as to certain subsidiary restrictions and the creation of additional subsidiaries. If an event of default occurs that is not otherwise waived or cured, the lender may terminate its obligations to make loans under the senior credit facility and may declare the loans then outstanding under the senior credit facility to be due and payable. We believe we are currently in compliance with our financial and other covenants under the senior credit facility. As of June 30, 2007, no amounts were outstanding under the senior revolving credit facility.
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
Contractual Obligations
     We currently have approximately $6.0 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described above.

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$5,284	$2,257	$3,027	$—	$—
Non-cancelable purchase obligations (1)	4,250	3,650	600	—	—
Long-term debt obligations (2)	6,908	137	3,183	3,588	—

Total	$16,442	$6,044	$6,810	$3,588	$—

(1)	Purchase obligations include contractual arrangements in the form of purchase orders primarily a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met. Purchase obligations relating to purchase orders do not extend beyond a year; however, we would expect future years to have these purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.

(2)	On December 12, 2003, LMD entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (‘Cdn.”) $7,300,000 relating to the development of several genetic tests. Funds were advanced from Technology Partnerships Canada (“TPC”), a special operating program. The actual payments received by the Company were predicated on eligible expenditures made during the project period which ended July 31, 2006. LMD has received Cdn. $5,739,000 from TPC which is expected to be repaid along with approximately Cdn. $1,577,000 of imputed interest for a total of approximately Cdn. $7,316,000.
LMD has agreed to repay the TPC funding through a royalty on specific assay revenue related to the funded product development. Royalty payments commence in 2007 at a rate of 1% of assay revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until April 30, 2015, whichever is earlier. The repayment obligation expires on April 30, 2015 and any unpaid balance will be cancelled and forgiven on that date. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” Furthermore, payment reflected in U.S. Dollars is subject to adjustment based upon applicable exchange rates as of the reporting date.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at June 30, 2007 would yield an approximate 10% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure.
     Our revolving credit facility also will be affected by fluctuations in interest rates as it is based on prime minus 1% or the Federal Funds Effective Rate in effect plus 0.50%. As of June 30, 2007, the Company has not drawn on this facility.
     Foreign Exchange Risk. As of June 30, 2007, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro. For example, some fixed asset purchases and certain expenses of our Canadian subsidiary, LMD, are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands subsidiary are denominated in Euros. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows.
     In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rates fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows; however, foreign currency fluctuations did not have a material effect on our consolidated results for the six months ended June 30, 2007.
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
     Due to the acquisition of LMD, we were required to implement processes and controls over transactions related to those operations. As of June 30, 2007, we have not tested the operating effectiveness of the internal controls related to the integration of LMD. In compliance with PCAOB regulations, evaluation of LMD controls under Sarbanes-Oxley are not required until the fourth quarter of 2008.
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
ITEM 1A. RISK FACTORS
     Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I Item 2 of this report and other risk factors described in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The stock repurchase activity for the second quarter of 2007 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Appromixate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased
Period	Purchased	(1)($)	Plans of Programs	Under the Plans or Programs

04/01/07 - 04/30/07	7,981	14.09	—	—
05/01/07 - 05/31/07	2,356	12.27	—	—
06/01/07 -06/30/07	142	12.20	—	—

Total Second Quarter	10,479	$13.66	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company’s 2007 Annual Meeting of Stockholders, which was held on May 24, 2007, the stockholders of the Company elected Robert J. Cresci, Thomas W. Erickson, and Gerard Vaillant to serve as Class I directors for a term of three years by the following votes:

	Number of Shares
	Voted For	Withheld
Robert J. Cresci	29,984,721	366,376
Thomas W. Erickson	30,169,964	181,133
Gerard Vaillant	30,205,770	145,327
     The other directors whose terms of office as a director continued after the meeting were as follows: Patrick J. Balthrop, Fred C. Goad, Jr., Jay B. Johnston, Jim D. Kever, G. Walter Loewenbaum II, Kevin M. McNamara and J. Stark Thompson.
          The following item was also presented to the stockholders with the following results:

		Number of Shares
		Voted		Broker
	Voted For	Against	Abstained	Non-Votes
To ratify the appointment by the Company’s Audit
Committee of Ernst & Young LLP as the
Company’s independent registered public accounting firm for fiscal 2007	30,306,416	29,242	15,437	2

ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description of Documents

10.1	Amendment to Luminex Corporation 2000 Amended and Restated Long-Term Incentive Plan dated as of May 24, 2007.

10.2	Amendment to Luminex Corporation 2001 Broad-Based Stock Option Plan dated as of May 24, 2007.

10.3	Amendment to Luminex Corporation 2006 Management Stock Purchase Plan dated as of May 24, 2007.

10.4	Amendment to Luminex Corporation 2006 Equity Incentive Plan dated as of May 24, 2007.

10.5	Form of Amendments to Equity Award Agreements.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION
Date: August 9, 2007	By:	/s/ HARRISS T. CURRIE
Harriss T. Currie
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PATRICK J. BALTHROP
Patrick J. Balthrop
President and Chief Executive Officer (Principal Executive Officer)

S-1