Form 10-Q
period 2007-09-30
LUMINEX CORP
filed 2007-11-09
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File No. 000-30109

LUMINEX CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 36,605,214 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on November 2, 2007.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,725	$27,414
Short-term investments	3,281	10,956
Accounts receivable, net	12,355	8,237
Inventory, net	7,602	4,571
Other	1,693	1,917

Total current assets	34,656	53,095

Property and equipment, net	12,335	4,985
Intangible assets, net	17,480	—
Long-term investments	5,311	7,346
Goodwill	39,599	—
Other	1,433	1,270

Total assets	$110,814	$66,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,286	$3,255
Accrued liabilities	8,635	2,905
Deferred revenue and other	2,590	2,756

Total current liabilities	14,511	8,916
Long-term debt	2,940	—
Deferred revenue and other	3,754	3,621

Total liabilities	21,205	12,537

Stockholders’ equity:
Common stock	35	32
Additional paid-in capital	188,235	139,116
Accumulated other comprehensive (loss) gain	165	65
Accumulated deficit	(98,826)	(85,054)

Total stockholders’ equity	89,609	54,159

Total liabilities and stockholders’ equity	$110,814	$66,696

See the accompanying notes which are an integral part of
these Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue	$19,353	$12,514	$53,508	$38,779
Cost of revenue	7,336	4,732	20,724	15,077

Gross profit	12,017	7,782	32,784	23,702
Operating expenses:
Research and development	4,464	2,348	11,035	6,335
Selling, general and administrative	10,011	5,869	28,823	17,956
In-process research and development expense	(600)	—	7,400	—

Total operating expenses	13,875	8,217	47,258	24,291

Income (loss) from operations	(1,858)	(435)	(14,474)	(589)
Interest expense from long-term debt	(253)	—	(685)	—
Other income, net	309	544	1,350	1,511
Income taxes	(50)	2	37	(14)

Net income (loss)	$(1,852)	$111	$(13,772)	$908

Net income (loss) per share, basic	$(0.05)	$0.00	$(0.40)	$0.03

Shares used in computing net income (loss) per share, basic	35,097	31,507	34,043	31,358
Net income (loss) per share, diluted	$(0.05)	$0.00	$(0.40)	$0.03

Shares used in computing net income (loss) per share, diluted	35,097	33,155	34,043	32,682
See the accompanying notes which are an integral part of
these Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Operating activities:
Net income (loss)	$(1,852)	$111	$(13,772)	$908
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,067	339	3,445	1,086
In-process research and development expense	(600)	—	7,400	—
Stock-based compensation and other	1,744	1,433	4,843	3,857
Loss (gain) on disposal of assets	—	—	88	25
Other	1	(2)	3	(12)
Changes in operating assets and liabilities:
Accounts receivable, net	(741)	(240)	(2,398)	(1,716)
Inventory, net	(503)	(318)	(1,223)	(180)
Prepaids and other	361	(113)	242	(84)
Accounts payable	(342)	(27)	(4,159)	(1,532)
Accrued liabilities	536	457	(1,817)	(378)
Deferred revenue	(545)	(150)	(402)	(374)

Net cash (used in) provided by operating activities	(874)	1,490	(7,750)	1,600

Investing activities:
Maturities (purchases) of held-to-maturity investments	33	(1,364)	9,743	(2,409)
Purchase of property and equipment	(2,002)	(442)	(5,331)	(1,970)
Acquisition of business, net of cash acquired	50	—	(2,686)	—
Acquired technology rights	—	—	(265)	—
Proceeds from sale of assets	(5)	17	(5)	24
Other investing activities		(25)	30	(25)

Net cash (used in) provided by investing activities	(1,924)	(1,814)	1,486	(4,380)

Financing activities:
Payments on debt	(4)	—	(12,349)	—
Proceeds from issuance of common stock	459	1,000	632	2,434
Other	4	—	13	—

Net cash provided by (used in) financing activities	459	1,000	(11,704)	2,434

Effect of foreign currency exchange rate on cash	228	4	279	26
Change in cash and cash equivalents	(2,111)	680	(17,689)	(320)
Cash and cash equivalents, beginning of period	11,836	24,206	27,414	25,206

Cash and cash equivalents, end of period	$9,725	$24,886	$9,725	$24,886

Supplemental disclosure of cashflow information:
Interest and penalties paid	$1	$—	$1,336	$—

Supplemental disclosure of non-cash effect of acquisitions:
Purchase price	$(1,182)	$—	$(48,928)	$—
Common stock issued	—	—	41,755	—
Conversion of Tm options and warrants	—		2,315
Forgiveness of receivable from acquired company	1,232	—	1,232	—
Cash acquired	—	—	940	—

Acquisition, net of cash acquired	$50	$—	$(2,686)	$—

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The acquisition of Tm Bioscience Corporation, or Tm, now known as Luminex Molecular Diagnostics, or LMD, was completed on March 1, 2007; therefore, the results of operations of LMD in our consolidated financial statements only include LMD results since this date.
     Historically the Company has operated as a single segment. Subsequent to the acquisition of LMD, we now have two segments for financial reporting purposes: the Technology Segment and the Assay Segment. See Note 7 – Segment Information.
NOTE 2 – BUSINESS COMBINATIONS
Acquisition
     On March 1, 2007, the Company completed the acquisition of Tm, a DNA-based research and diagnostics company headquartered in Toronto, Canada. The acquired company is referred to as LMD and is included in our Assay Segment for financial reporting purposes. The focus of LMD is to design, develop, manufacture and commercialize nucleic-acid based testing products for use in the genetic testing, personalized medicine and infectious disease markets.
     Upon the closing of the acquisition, we exchanged 0.06 shares of Luminex common stock for each outstanding Tm share, which resulted in the issuance of approximately 3.2 million shares of Luminex common stock. The value of the approximately 3.2 million common shares issued was determined based on the average market price of our common stock over the period including five days before and after the terms of the acquisition were agreed to and announced in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). We also agreed to assume all outstanding Tm options and warrants according to the applicable Tm plan provisions, which options and warrants are potentially exercisable for approximately 692,000 additional shares of Luminex common stock on an as-converted basis. The estimated fair value of Luminex’ replacement options and warrants is calculated using the Black-Scholes model. In accordance with Statement of Financial Accounting Standards No. 123R, Share-based Payments (“SFAS 123R”), the portion of the estimated fair value of unvested Tm options related to future service (approximately $242,000) is deducted from the purchase price consideration and will be recognized as compensation expense over those awards’ remaining vesting period.
     Immediately subsequent to the acquisition, we retired approximately $13.2 million of Tm debt, including an approximately $1.0 million related contractual penalty, by using existing cash reserves. Under the terms of one of the retired debt instruments, the balance of the note became callable upon the acquisition and was subject to a contractual penalty if either called by the debt holder or prepaid by Tm. The penalty was triggered when the Tm

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
shareholders ratified the acquisition of Tm by Luminex on February 21, 2007. The penalty was recorded by Tm prior to Luminex’ acquisition based on the penalty amount agreed by the debt holder, and was reflected in the opening balance of “Other current liabilities assumed.”
     The acquisition is being accounted for as a purchase business combination in accordance with SFAS 141 and LMD results of operations are included with the Company’s from the date of acquisition, March 1, 2007. The purchase price of the acquisition was approximately $48.9 million, including common stock valued at $41.8 million and transaction costs of approximately $3.6 million. The purchase price has been allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition.
     Luminex has completed the process of allocating fair values for certain tangible and intangible assets and in-process research and development (IPR&D) identified during the acquisition. The excess purchase price over the fair values of the net tangible assets, identified intangible assets and liabilities was allocated to goodwill. Luminex currently has $39.6 million of goodwill recorded related to the Tm acquisition.  Goodwill was adjusted in the second and third quarters of 2007 to allocate the estimated fair value of certain tangible assets, intangibles and IPR&D identified as part of the acquisition. As required by SFAS 142, the Company will begin testing of this goodwill balance on an annual basis and on an interim basis if circumstances indicate that necessity. No assurances can be given as to the size of any subsequent goodwill adjustment, if any, at this time. Goodwill is not expected to be deductible for tax purposes.
     The following table summarizes the estimated fair values of net assets at the date of acquisition (in thousands). Certain tangible and intangible assets and liabilities were adjusted to their estimated fair market values upon the final analysis of these values during the current quarter. Based on SFAS 141, the following intangible assets evaluated were: trade name (Tag-It), customer list/contracts, technology/trade secrets, and in-process research and development. IPR&D has been recorded at its estimated fair market value and charged to expense in the second and third quarters of 2007.

Cash	$940
Other current assets	3,157
Other assets	28
Property and equipment	3,518
Purchased intangible assets	18,800
In-process research and development	7,400
Goodwill	39,599

Total assets	$73,442

Current portion of debt assumed	$12,447
Accrued severance assumed	2,120
Other current liabilities assumed	7,418
Long-term debt assumed	2,295
Other long-term liabilities assumed	234

Total liabilities	24,514

Purchase price	$48,928

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
     The following table summarizes the pro forma financial information for the three months ended September 30, 2006 and the nine months ended September 30, 2006 and 2007 and the actual results for the three months ended September 30, 2007 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$19,353	$13,934	$53,827	$43,835
Net loss	$(1,852)	$(5,790)	$(20,149)	$(13,913)
Net loss per share, basic and diluted	$(0.05)	$(0.17)	$(0.58)	$(0.40)
Purchased Intangible Assets
     As of September 30, 2007, we had unamortized identifiable intangible assets of $18.8 million. The following table details amounts relating to those assets (in thousands except weighted average lives):

	Gross carrying	Accumulated	Weighted
	amount	amortization	average life
Technology/trade secrets	$17,400	$1,102	9
Customer lists/contracts	1,100	43	15
Trade name	300	175	1

Total	$18,800	$1,320

     The amortization expense related to purchased intangible assets for the three and nine months ended September 30, 2007 was $461,000 and $1.3 million, respectively. The estimated amortization expense for the current year and the next five years is as follows (in thousands):

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

For the year
ending December
31,
2007	$1,886
2008	2,013
2009	1,963
2010	1,963
2011	1,963
2012	1,963
In-process Research and Development (IPR&D)
     IPR&D was allocated to each IPR&D project using the estimated fair value based on an income approach using discounted cash flows related to the products that would result from each of the projects. The discounted cash flows were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, the estimated life of each product’s underlying technology, historical pricing, costs to complete the projects, costs of production, R&D costs required to maintain the products once they have been introduced into the market and related selling and marketing costs. The discount rates used to discount the projected net returns were based on an internal rate of return of capital relative to the Company and the bio-technology industry, as well as the product-specific risk associated with the IPR&D projects. Product-specific risk includes the stage of completion of each product, the complexity of the development work completed to date, the likelihood of achieving technological feasibility, and market acceptance. The forecast data employed in the analyses for IPR&D was based upon both forecast information maintained by the acquired companies and the Company’s estimate of future performance of the business. The inputs used by the Company in assessing the value of IPR&D were based upon assumptions that the Company believes to be reasonable but which are inherently uncertain and unpredictable.
     In conjunction with the acquisition, the Company has recorded total IPR&D expense of $7.4 million for acquired IPR&D which was not technologically feasible as of the acquisition date and had no alternative future use. IPR&D was charged to net loss during the nine months ended September 30, 2007. At June 30, 2007 the company had estimated total IPR&D charges to be $8.0 million. During the quarter ended September 30, 2007, and in conjunction with the completion of our purchase price allocation, the company recorded a $600,000 adjustment to our previous estimate.
NOTE 3 – INVESTMENTS
     Held-to-maturity securities as of September 30, 2007 consisted of $8.6 million of federal agency debt securities. Amortized cost approximates fair value of these investments.
     The amortized costs of held-to-maturity debt securities at September 30, 2007, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Cost	Accrued Interest	Amortized Cost
Due in one year or less	$3,281	$37	$3,318
Due after one year through two years	5,311	90	5,401

	$8,592	$127	$8,719

NOTE 4 — INVENTORY, NET
     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Parts and supplies	$4,338	$3,504
Work-in-progress	2,104	555
Finished goods	1,826	932

	8,268	4,991
Less: Allowance for excess and obsolete inventory	(666)	(420)

	$7,602	$4,571

NOTE 5 — EARNINGS PER SHARE
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic and diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.
     A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(1,852)	$111	$(13,772)	$908

Denominator:
Denominator for basic net income (loss) per share — weighted average common stock outstanding	35,097	31,507	34,043	31,358
Dilutive common stock equivalents — common stock options and awards	—	1,648	—	1,324

Demominator for diluted net income (loss) per share — weighted average common stock outstanding and dilutive common stock equivalents	35,097	33,155	34,043	32,682

Basic net income (loss) per share	$(0.05)	$0.00	$(0.40)	$0.03
Diluted net income (loss) per share	$(0.05)	$0.00	$(0.40)	$0.03

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
     Restricted stock awards, or RSAs, and stock options to acquire 1.4 million and 265,000 shares, respectively, for the three months ended September 30, 2007 and 2006 and 1.4 million and 626,000, respectively, for the nine months ended September 30, 2007 and 2006 were excluded from the computations of diluted EPS because the effect of including the RSAs and stock options would have been anti-dilutive.
NOTE 6 — STOCK-BASED COMPENSATION
     The Company assumed the Tm Bioscience Corporation Share Option Plan (the “Tm Plan”), a stock-based employee compensation plan, in connection with the Tm acquisition. The Tm Plan governs the former Tm options which were exchanged for options to purchase shares of Luminex common stock in connection with the acquisition. The Tm Plan will be administered by the Compensation Committee of the Board of Directors of Luminex. There are currently options to purchase 95,719 shares of Luminex common stock outstanding under the Tm Plan at a weighted average exercise price of $24.15 per share expiring on or before October 2011. No new equity awards may be issued under the Tm Plan.
     Also in connection with the Tm acquisition, warrants for the purchase of Tm common stock were converted to the right to acquire shares of Luminex common stock. There are currently outstanding warrants to purchase up to approximately 458,000 shares of Luminex common stock with a weighted average exercise price of $20.64 per share expiring on or before November 2011.
     On March 25, 2007, the Compensation Committee approved an amendment to the restricted stock agreement, dated May 17, 2004 (the “Restricted Stock Agreement”), of our CEO, Patrick J. Balthrop. The Company and Mr. Balthrop initially entered into the Restricted Stock Agreement in connection with the hiring of Mr. Balthrop as the President and Chief Executive Officer of the Company. The Restricted Stock Agreement provided for the grant of 200,000 restricted shares, which would vest in portions based on the attainment of certain performance goals related to Company revenue, earnings and stock price. If the goals provided for in the Restricted Stock Agreement were not achieved by the end of the fifth anniversary of the date of the Restricted Stock Agreement, all non-vested shares would be forfeited. The amendment provides for the automatic vesting of all unvested restricted shares immediately prior to the fifth anniversary of the date of the Restricted Stock Agreement, to the extent any or all of the performance measures have not been previously achieved. Mr. Balthrop’s 200,000 share restricted stock award, as amended, has market, service or performance criteria for vesting of all shares. We have assumed that vesting will occur at the end of the five years based on achievement of the service criteria so all expense is being amortized straight-line over the five-year period from May 17, 2004 through 2009. Pursuant to the amendment to this award, the award was revalued to the market price on the date of amendment of $14.39. This resulted in additional expense to the Company of approximately $356,000 of which approximately $205,000 was recognized in the first quarter of 2007 and approximately $151,000 of which will be recognized pro-rata over the remaining term of the award.
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

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.5	0.5	0.5	0.5
Risk-free rate of return	5.0%	5.0%	5.0%	5.0%
Expected life	7 yrs.	6 yrs.	4 yrs.	6 yrs.
Weighted average fair value at grant date	$7.40	N/A [1]	$4.70	N/A [1]

[1]	No stock options were issued to employees during these periods.
     The Company’s stock option activity for the nine months ended September 30, 2007 is as follows:

		Weighted
		Average
	Shares	Exercise
Stock Options	(in thousands)	Price
Outstanding at December 31, 2006	3,163	$9.76
Granted	822 (1)	20.91
Exercised	(117)	5.38
Cancelled or expired	(147)	25.68

Outstanding at September 30, 2007	3,721	$11.73

(1)	Includes shares reserved with respect to the Tm options assumed in the acquisition.
     The Company had $2.0 million of total unrecognized compensation costs related to stock options at September 30, 2007 that are expected to be recognized over a weighted-average period of 1.1 years.
     The Company’s non-vested shares activity for the nine months ended September 30, 2007 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2006	798	$12.46
Granted	775	13.23
Vested	(199)	13.46
Cancelled or expired	(11)	13.58

Non-vested at September 30, 2007	1,363	$13.37
     As of September 30, 2007, there was $15.0 million of unrecognized compensation cost related to RSAs. That cost is expected to be recognized over a weighted average-period of 2.1 years.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
     The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenue	$105	$68	$253	$226
Research and development	216	155	558	394
Selling, general and administrative	1,423	1,210	4,027	3,237

Total stock-based compensation costs	$1,744	$1,433	$4,838	$3,857
NOTE 7 — SEGMENT INFORMATION
     Management has determined that we have two segments for financial reporting purposes: the Technology Segment and the Assay Segment. As described in Note 2 — Business Combinations, the acquisition of LMD (formerly Tm) was completed on March 1, 2007; therefore, the results of operation of LMD are only included in our consolidated financial statements since this date.
     Following is selected information for the three months ended September 30, 2007 or at September 30, 2007 (in thousands):

			Intersegment
	Technology Group	Assay Group	Eliminations	Consolidated
Revenues from external customers	$16,769	$3,349	$—	$20,118
Intersegment revenue	742	23	(765)	(765)
Depreciation and amortization	576	610	(75)	1,111
Segment profit (loss)	1,220	(3,296)	224	(1,852)
Segment assets	58,308	66,135	(13,629)	110,814
     Following is selected information for the nine months ended September 30, 2007 or at September 30, 2007 (in thousands), with recognition that the LMD impact is only for the period of March 1, 2007 through September 30, 2007:

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Technology	Assay	Intersegment
	Group	Group	Eliminations	Consolidated
Revenues from external customers	$47,329	$8,549	$—	$55,878
Intersegment revenue	2,322	48	(2,370)	(2,370)
Depreciation and amortization	1,514	2,124	(161)	3,477
Segment profit (loss)	2,894	(16,504)	(162)	(13,772)
Segment assets	58,308	66,135	(13,629)	110,814
NOTE 8 – INCOME TAXES
     The Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) at the beginning of fiscal year 2007. As a result of the assessment performed during the implementation of FIN 48, the Company determined that it had no unrecognized tax benefits.
     The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. The Company has not recognized any interest or penalties related to uncertain tax positions to date.
     The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
     Income taxes decreased by approximately $125,000 during the nine months ended September 30, 2007 as a result of Texas HB 3928, effective June 15, 2007, which required the Company to recognize changes in deferred tax assets related to a computational change of the temporary credit.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
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

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 10 — SUBSEQUENT EVENT
     The Company settled its pending litigation with Rules Based Medicine, Inc. (“RBM”) on October 15, 2007.  As part of the settlement, Luminex received a cash payment of $12.5 million. The cash payment was made by RBM in exchange for resolution of the dispute between the companies regarding Biophysical Corporation as well as the retirement of Luminex’ stock ownership in RBM and the grant of certain additional licensing rights from Luminex. All other terms of the agreement are confidential.  The parties formally dismissed the lawsuit on October 24, 2007, as required by the settlement agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I Item 1 of this Report, the “Risk Factors” referenced in Part II Item 1A of this and our other Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006.
SAFE HARBOR CAUTIONARY STATEMENT
     This Quarterly Report on Form 10-Q contains statements that are forward-looking statements as defined within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology,

•	dependence on strategic partners for development, commercialization and distribution of products,

•	concentration of the Company’s revenue in a limited number of strategic partners,

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle and bulk purchases of consumables,

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels,

•	potential shortages of components,

•	competition,

•	the timing of regulatory approvals,

•	the implementation, including any modification, of the Company’s strategic operating plans,

•	risks and uncertainties associated with implementing our acquisition strategy and the ability to integrate acquired companies, including LMD, or selected assets into our consolidated business operations, including the ability to recognize the benefits of our acquisitions,

•	our ability to develop, manufacture and commercialize products within our Assay Segment, and

•	the current status of the credit markets generally, which could effect our ability to obtain debt or equity funds on favorable terms, if at all.
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
     Our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Luminex has adopted a business model built around strategic partnerships. We have licensed our xMAP technology to other companies, who then develop products that incorporate the xMAP technology into products that they sell to the end-user. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end-user laboratory. Luminex was founded on this model, and our success to date has been due to this model. As of September 30, 2007, Luminex had over 50 strategic partners, 31 of which have released commercialized reagent-based products using our technology, and these partners have sold and placed over 4,700 xMAP-based instruments in laboratories worldwide.
     Luminex has several forms of revenue that result from this partner model:
•	System revenue is generated from the sale of our xMap systems and peripherals. Currently, system revenue is derived from the sale of the Luminex 100 and 200 analyzers, often coupled with an optional XY Platform and/or Sheath Delivery System. We currently expect the average system price to be between $25,000 and $30,000 in a given reporting period. This metric includes all configurations of our xMAP systems including refurbished systems, demonstration systems and modular components.

•	Consumable revenue is generated from the sale of our dyed polystyrene microspheres and sheath fluid. Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

•	Royalty revenue is generated when a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to a user. End users can be facilities such as testing labs, development facilities and research facilities who buy prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

•	Service revenue is generated when a partner or other owner of a system purchases a service contract from us after the warranty has expired. Service contract revenue is amortized over the life of the contract and the costs associated with those contracts are recognized as incurred.

•	Assay revenue is generated from the sale of our kits which is a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples. For the nine months ended September 30, 2007, assay revenue includes revenue since March 1, 2007 from Luminex Molecular Diagnostics, or LMD, formerly Tm Bioscience Corporation, or Tm, as a result of our acquisition which was effective March 1, 2007. Assay revenue generated from the Luminex Bioscience Group, or LBG, is also classified here. Previously, assay revenue generated from the LBG was recorded in other revenue as it did not constitute a material amount of total revenue.

•	Other revenue consists of items such as training, shipping, parts sales, license revenue, grant revenue, contract research and development fees and milestone revenue and other items that individually amount to less than 5% of total revenue.

Third Quarter 2007 Highlights
•	Consolidated total revenue of $19.4 million, a 55 percent increase year-over-year

•	System shipments surpass 200 for the quarter, for an installed base total in excess of 4,700, up 20 percent from a year ago

•	Consumables and royalty revenue up 64 and 22 percent, respectively, from the prior year period. On a pro forma basis, adjusting for the acquisition of Tm, royalties grew by over 35% over the third quarter of 2006

•	Consolidated gross profit margin of 62 percent

•	Fifth Annual Planet XMap Europe, our European end-user symposium in Amsterdam attracted over 400 participants
Acquisition of TM Bioscience
     As previously discussed in Note 2 – Business Combinations, on March 1, 2007, we completed our acquisition of Tm. The acquired company, now referred to as Luminex Molecular Diagnostics, or LMD, is a DNA-based research and diagnostics company located in Toronto, Canada. In connection with closing the acquisition, we paid off $13.2 million of Tm’s debt, related fees and paid transactions expenses of approximately $5.7 million (including $3.6 million of transaction costs included as part of the purchase price and $2.1 million of LMD transaction costs incurred prior to March 1, 2007). Primarily as a result of this transaction, our cash, cash equivalents and investments have been reduced by approximately $25.3 million during the nine months ended September 30, 2007. To support our cash and investments position, the Company secured a revolving credit facility for up to $15.0 million in conjunction with the Tm acquisition, which, as of September 30, 2007 and subject to the borrowing base requirements, would allow for borrowings of up to approximately $10.6 million.
Segment Information
     As described in Note 7 – Segment Information, management has chosen to organize the Company by business segments, and as a result has determined we have two segments for financial reporting purposes: the Technology Segment and the Assay Segment.
Future Operations
     We expect continued revenue growth for the remainder of 2007 to be driven by sustained adoption of our core technology coupled with assay introduction and commercialization by the Assay Segment. The anticipated continued shift in revenue concentration towards higher margin items, such as assays, consumables and royalties, should provide favorable gross margins. Additionally, we believe that a sustained investment into R&D is necessary in order to meet the needs of our marketplace and estimate that spending on R&D for the full year of 2007 will approximate 20% of total revenues.
     We expect our primary challenges to be increasing traction of partner products incorporating Luminex technology, capitalizing on the realized synergies of the Tm acquisition, commercialization and market adoption of output from the Assay Segment and expanding our footprint and reputation within our identified target market segments.
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
     Total deferred revenue as of September 30, 2007 was $6.3 million and primarily consisted of (i) unamortized license fees for non-exclusive licenses and patent rights to certain Luminex technologies in the amount of $3.9 million, (ii) unamortized revenue related to extended service contracts in the amount of $2.1 million, and (iii) upfront payments from strategic partners to be used for the purchase of products or to be applied towards future royalty payments in the amount of $110,000. Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or apply such amounts against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.
     Inventory Valuation. Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. At September 30, 2007, the two major components of the allowance for excess and obsolete inventory were (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales. While management believes that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, scientific and technological advances will continue and the Company could experience additional inventory write-downs in the future. However, the Company does not believe this estimate is subject to significant variability.
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
     Purchase Price Allocation, Intangibles and Goodwill. The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development (IPR&D), and liabilities assumed based on their respective fair values.

     On March 1, 2007, we acquired Tm for an aggregate purchase price of approximately $48.9 million. The purchase price for the acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We have completed the process of determining the estimated fair values of IPR&D, identifiable intangible assets and certain tangible assets. Such a valuation requires significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.
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
     IPR&D represents the value, on closing of a business combination, of acquired research and development projects which were not technologically feasible as of the acquisition date and had no alternative future use. Projects totaling $7.4 million that were deemed not technologically feasible were charged to net loss during the nine months ended September 30, 2007 as IPR&D expense. At June 30, 2007 the company had estimated total IPR&D charges to be $8.0 million. During the quarter ended September 30, 2007, and in conjunction with the completion of our purchase price allocation, the company recorded a $600,000 adjustment to our previous estimate.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
Consolidated

	Three Months Ended
	September 30,
	2007	2006
Revenue	$19,353	$12,514
Gross profit	$12,017	$7,782
Gross profit margin percentage	62%	62%
Operating expenses	$13,875	$8,217
Net operating (loss) income	$(1,858)	$(435)
     Total revenue increased 55% to $19.4 million for the three months ended September 30, 2007 from $12.5 million for the comparable period in 2006. The increase in revenue was primarily attributable to the Assay Segment including the acquisition of LMD which contributed $3.3 million of the overall increase and an increase of $2.7 million in consumable and royalty revenues in the Technology Segment. Operating expenses increased primarily as a result of the acquisition of LMD which contributed $2.9 million of the increase. This $2.9 million includes a reduction of $600,000 in expense as a result of a revision to our estimate of in-process research and development, see “Note 2 – Business Combinations” for more information. The Technology Segment contributed $2.1 million of the increase in operating expenses which was primarily attributable to increased headcount. Net operating income decreased due to the dilutive effect of the LMD acquisition.
     We manage our operations through two business segments: the Technology Segment and the Assay Segment.

Technology Segment
     Selected financial data for the three months ended September 30, 2007 and 2006 of our Technology Segment is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2007	2006
Revenue	$16,027	$12,514
Gross profit	$10,085	$7,782
Gross profit margin	63%	62%
Operating expenses	$9,875	$7,758
Net operating income	$210	$24
     Revenue. Total revenue increased 28% to $16.0 million for the three months ended September 30, 2007 from $12.5 million for the comparable period in 2006. The increase in revenue was primarily attributable to an increase in consumables revenues as well as continued acceptance and utilization of our technology in the marketplace as evidenced by our continued increase in royalty revenue. As previously disclosed in our Annual Report on Form 10-K, we continue to experience revenue concentration in a limited number of strategic partners. Three customers accounted for 47% of total revenue in the third quarter of 2007 (24%, 13%, and 10% respectively). For comparative purposes, these same three customers accounted for 36% of total revenue (18%, 10% and 8%, respectively) in the third quarter of 2006. No other customer accounted for more than 10% of total revenue in this quarter. Several of our partners have had significant success with our technology in the marketplace.  We currently expect that other existing partners will have similar success in the future thus decreasing the overall relative concentration among these top three partners.
     A breakdown of revenue in the Technology Segment for the three months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
System sales	$5,148	$4,924
Consumable sales	5,655	3,455
Royalty revenue	2,667	2,193
Service contracts	1,167	928
Other revenue	1,390	1,014

	$16,027	$12,514

     System and peripheral component sales increased 5% to $5.1 million for the three months ended September 30, 2007 from $4.9 million for the comparable period of 2006.  The increase in revenue is primarily attributable to an increase in the number of units sold. The increase in revenue was partially offset due to a decrease in average system price attributable to partner mix for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. System sales for the third quarter of 2007 increased to 195 LX Systems from 164 LX Systems for the corresponding prior year period bringing total system sales since inception to over 4,700 as of September 30, 2007. For the three months ended September 30, 2007, four of our partners accounted for 169, or 87%, of total system sales for the period. These four partners purchased 107, or 65%, of total system sales in the three months ended September 30, 2006.
     Consumable sales comprised of microspheres and sheath fluid, increased 64% to $5.7 million for the three months ended September 30, 2007 from $3.5 million for the three months ended September 30, 2006. The increase is primarily the result of an increase in bulk purchases. During the three months ended September 30, 2007, we had 11 bulk purchases totaling approximately $4.5 million as compared with eight bulk purchases totaling approximately

$2.1 million during the three months ended September 30, 2006. During the three months ended September 30, 2007 one customer accounted for $2.1 million, or 37%, of total consumable revenue. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. Partners who reported royalty bearing sales accounted for $4.9 million, or 86%, of total consumable sales for the three months ended September 30, 2007.
     Royalty revenue increased 22% to $2.7 million for the three months ended September 30, 2007 compared with $2.2 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, we had 31 commercial partners submitting royalties as compared to 26 for the three months ended September 30, 2006. One of our partners reported royalties totaling approximately $894,000, or 34% of total royalties for the current quarter. One other customer reported royalties totaling approximately $347,000, or 13%, of total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales were $49 million for the quarter ended September 30, 2007 and $197 million on an annualized basis, compared with $35 million for the quarter ended September 30, 2006 and $142 million on an annualized basis.
     Service contracts comprised of extended warranty contracts earned ratably over the term of the agreement, increased 26% to $1.2 million for the third quarter of 2007 from $928,000 for the third quarter of 2006. This increase is attributable to increased sales of extended service agreements, which are primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period. At September 30, 2007, we had 857 Luminex systems covered under extended service agreements and $2.0 million in deferred revenue related to those contracts. At September 30, 2006, we had 702 Luminex systems covered under extended service agreements and $1.8 million in deferred revenue related to those contracts.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees, and grant revenue, increased 37% to $1.4 million for the three months ended September 30, 2007 from $1.0 million the three months ended September 30, 2006. This increase is primarily the result of recognition of an advanced royalty payment which expired in the amount of $438,000 in the three months ended September 30, 2007. This increase was partially offset by a decrease in part sales and grant revenue. For the quarter ended September 30, 2007, we had $494,000 of parts sales, $438,000 related to the recognition of an expired advanced royalty payment, $158,000 of shipping revenue, $138,000 of license revenue, $60,000 of grant revenue, and $101,000 of other revenue.
     Gross profit. The gross profit margin (gross profit as a percentage of total revenue) increased slightly to 63% for the three months ended September 30, 2007 from 62% for the three months ended September 30, 2006. Gross profit increased to $10.1 million for the three months ended September 30, 2007 from $7.8 million for the three months ended September 30, 2006. The increase in gross profit margin was primarily attributable to changes in our revenue mix between higher and lower gross margin items. The increase in gross profit was attributable to the overall increase in revenue at a similar gross profit margin as the comparable prior year period. Consumables and royalties comprised $8.3 million, or 52%, of revenue for the current quarter and $5.6 million, or 45%, for the quarter ended September 30, 2006. We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in partner bulk purchases and absolute number of sales of quarterly system sales.
     Operating expenses. Research and development expenses increased to $2.4 million for the three months ended September 30, 2007 from $2.1 million for the comparable period in 2006. The increase was primarily related to additional personnel costs associated with the increase in employees to 64 at September 30, 2007 from 58 at September 30, 2006. The increase in the number of employees has allowed us to increase our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
     Selling, general and administrative expenses increased to $7.5 million for the three months ended September 30, 2007 from $5.6 million for the comparable period in 2006. The increase was primarily related to additional personnel costs associated with the increase in employees to 80 at September 30, 2007 from 69 at September 30, 2006.

Assay Segment
     Selected financial data for the three months ended September 30, 2007 and 2006 of our Assay Segment is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2007	2006
Revenue	$3,326	$—
Gross profit	$1,932	$—
Gross profit margin	58%	$—
Operating expenses	$4,000	$459
Net operating loss	$(2,068)	$(459)
     A breakdown of revenue in the Assay Segment for the three months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Assays	$2,945	$—
Other revenue	381	—

	$3,326	$—

     Revenue. Revenues for the three months ended September 30, 2007 were derived from LMD and LBG. Assay revenue consists primarily of kits, of which the majority relate to our Cystic Fibrosis products. System sales during the third quarter of 2007 in the Assay Segment were eight LX Systems. Other revenue includes contract research and development fees and commercial milestone revenue. Two customers accounted for 47% of revenue for the third quarter of 2007 (34% and 12%, respectively). No other customer accounted for more than 10% of total revenue in this quarter.
     Operating Expenses. Research and development expenses were $2.1 million and $214,000 for the three months ended September 30, 2007 and 2006, respectively. The increase in research and development expenses can be primarily attributed to the addition of the acquisition of LMD and to a lesser extent as a result of increased activity by the LBG related to product development. LMD contributed approximately 62% of all research and development expenses. The LBG division contributed the remaining 38%. The LBG division research and development expenses increased to $811,000 for the three months ended September 30, 2007 from $214,000 from the three months ended September 30, 2006. This increase was primarily attributable to an increase in the utilization of external research and development fees.
     Selling, general and administrative expenses were $2.5 million and $245,000 for the three months ended September 30, 2007 and 2006, respectively. The overall increase in selling, general and administrative expenses can be primarily attributed to the addition of the acquisition of LMD. LMD contributed approximately 89% of all selling, general and administrative expenses. The LBG division contributed the remaining 11%.
     As a result of the revision to our estimate of in-process research and development, the initial write-off of $8.0 million was reduced to $7.4 million resulting in a decrease to expense of $600,000 during the quarter ended September 30, 2007. See “Note 2 – Business Combinations” for more information.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
Consolidated

	Nine Months Ended
	September 30,
	2007	2006
Revenue	$53,508	$38,779
Gross profit	$32,784	$23,702
Gross profit margin percentage	61%	61%
Operating expenses	$47,258	$24,291
Net operating (loss) income	$(14,474)	$(589)
     Total revenue increased 38% to $53.5 million for the nine months ended September 30, 2007 from $38.8 million for the comparable period in 2006. The increase in revenue was primarily attributable to the Assay Segment, including the acquisition of LMD and increased activity by LBG, which contributed $8.5 million of the increase and to a lesser extent increases in consumable and royalty revenues and system sales in the Technology Segment. Operating expenses increased primarily as a result of the acquisition of LMD, which contributed approximately $16.8 million of the $23.0 million increase. Operating expenses for the nine months ended September 30, 2007 includes $7.4 million of write-offs of in-process research and development.
Technology Segment
     Selected financial data for the nine months ended September 30, 2007 and 2006 of our Technology Segment is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Revenue	$45,007	$38,765
Gross profit	$27,527	$23,690
Gross profit margin	61%	61%
Operating expenses	$28,092	$22,880
Net operating income (loss)	$(565)	$810
     Revenue. Total revenue increased 16% to $45.0 million for the nine months ended September 30, 2007 from $38.8 million for the comparable period in 2006. The increase in revenue was primarily attributable to an increase in system sales and consumable revenue as well as the continued acceptance and utilization of our technology in the marketplace as evidenced by our continued increase in royalty revenue. Two customers accounted for 39% of total revenue in the nine months ended September 30, 2007 (23% and 16%, respectively). No other customer accounted for more than 10% of total revenue in this period. For comparative purposes, these same two customers accounted for 35% of total revenue (19% and 16%, respectively) in the nine months ended September 30, 2006.
     A breakdown of revenue in the Technology Segment for the nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
System sales	$16,236	$14,727
Consumable sales	13,771	12,010
Royalty revenue	7,409	5,984
Service contracts	3,257	2,547
Other revenue	4,334	3,497

	$45,007	$38,765

     System and peripheral component sales increased 10% to $16.2 million for the nine months ended September 30, 2007 from $14.7 million for the comparable period of 2006.  System sales for the nine months ended September 30, 2007 increased to 599 LX Systems from 512 (511 LX Systems and 1 HTS) for the corresponding prior year period bringing total system sales since inception to over 4,700 as of September 30, 2007. For the nine months ended September 30, 2007, four of our partners accounted for 478, or 80%, of total system sales for the period. These four partners purchased 344, or 67%, of total system sales in the nine months ended September 30, 2006.
     Consumable sales comprised of microspheres and sheath fluid, increased 15% to $13.8 million for the nine months ended September 30, 2007 from $12.0 million for the comparable period of 2006. The increase is primarily the result of an increase in bulk purchases which included a $2.1 million bulk purchase by a single customer. During the nine months ended September 30, 2007, we had 32 bulk purchases of consumables totaling approximately $10.0 million as compared with 22 bulk purchases totaling approximately $8.1 million in the nine months ended September 30, 2006. Partners who reported royalty bearing sales accounted for $11.4 million, or 83%, of total consumable sales for the nine months ended September 30, 2007. As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.
     Royalty revenue increased 24% to $7.4 million for the nine months ended September 30, 2007 compared with $6.0 million for the nine months ended September 30, 2006. We believe this increase is primarily the result of the increased use and acceptance of our technology. For the nine months ended September 30, 2007, we had 32 commercial partners submitting royalties as compared to 30 for the nine months ended September 30, 2006. One of our partners reported royalties totaling approximately $2.4 million, or 34% of total royalties for the period. One other customer reported royalties totaling approximately $869,000 or 13% of total royalties for the nine months ended September 30, 2007. No other customer accounted for more than 10% of total royalty revenue for the current period. Total royalty bearing sales by our partners were $123 million for the nine months ended September 30, 2007 compared with $93 million for the nine months ended September 30, 2006.
     Service contracts, comprised of extended warranty contracts earned ratably over the term of the agreement, increased 28% to $3.3 million for the nine months ended September 30, 2007 from $2.5 million for the nine months ended September 30, 2006. This increase is attributable to increased sales of extended service agreements, which are primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous parts sales, amortized license fees, and grant revenue, increased 24% to $4.3 million for the nine months ended September 30, 2007 from $3.5 million for the nine months ended September 30, 2006. This increase is primarily the result of the addition of grant revenue. For the nine months ended September 30, 2007, we had $1.9 million of parts sales, $862,000 of grant revenue, $444,000 of shipping revenue, $438,000 related to the recognition of an expired advanced royalty payment, $404,000 of license revenue and $332,000 of other revenue.
     Gross profit. The gross profit margin rate (gross profit as a percentage of total revenue) was flat at 61% for the nine months ended September 30, 2007 and 2006. Gross profit, in dollar amount, increased to $27.5 million for the nine months ended September 30, 2007, as compared to $23.7 million for the nine months ended September 30, 2006. The flat gross margin rate was primarily attributable to a similar product mix in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase in gross profit, in dollar amount, was primarily attributable to the overall increase in revenue. Consumables and royalties comprised

$21.2 million, or 47%, of revenue for the nine months ended September 30, 2007 and $18.0 million, or 46%, for the nine months ended September 30, 2006. We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in partner bulk purchases and absolute number of sales of quarterly system sales.
     Operating expenses. Research and development expenses increased to $6.6 million for the nine months ended September 30, 2007 from $5.5 million for the comparable period in 2006. The increase was primarily related to additional personnel costs associated with the increase in employees to 64 at September 30, 2007 from 58 at September 30, 2006. This increase was partially offset by a decrease in costs related to direct materials and consumables utilized in the research and development process. The increase in the number of employees has allowed us to increase our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
     Selling, general and administrative expenses increased to $21.5 million for the nine months ended September 30, 2007 from $17.4 million for the comparable period in 2006. The increase was primarily related to additional personnel costs associated with the increase in employees to 80 at September 30, 2007 from 69 at September 30, 2006, and to a lesser extent, an increase in stock compensation expense attributable to additional issuances of equity subsequent to the third quarter of 2006.
Assay Segment
     Selected financial data for the nine months ended September 30, 2007 and 2006 of our Assay Segment is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Revenue	$8,501	$14
Gross profit	$5,257	$12
Gross profit margin	62%	86%
Operating expenses	$19,166	$1,411
Net operating (loss)	$(13,909)	$(1,399)
     A breakdown of revenue in the Assay Segment for the three months ended September 30, 2007 and 2006 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Assays	$7,826	$14
Other revenue	675	—

	$8,501	$14

     Revenue. Revenues were derived from LBG for the nine months ended September 30, 2007 and 2006 and also from LMD for the current year from March 1, 2007 through September 30, 2007. Assay revenue consists primarily of kits of which the majority relate to our Cystic Fibrosis products. System sales during the nine months ended 2007 in the Assay Segment were 13 LX Systems. Other revenue includes contract research and development fees and commercial milestone revenue. Two customers accounted for 45% of total revenue in the nine months ended September 30, 2007 (34% and 12%, respectively).
     Operating Expenses. Research and development expenses were $4.5 million and $818,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase in research and development expenses can be primarily attributed to the addition of the acquisition of LMD. LMD contributed approximately 66% of all research and development expenses. The LBG division contributed the remaining 34%. The LBG division research and development expenses increased 85% to $1.5 million primarily as a result of increased activity related to product development.
     Selling, general and administrative expenses were $7.3 million and $593,000 for the nine months ended September 30, 2007 and 2006, respectively. As previously discussed, the expenses for the nine months ended September 30, 2007 include expenses related to LBG for the entire nine months and expenses related to LMD from March 1, 2007 to September 30, 2007 only. The overall increase in selling, general and administrative expenses was primarily attributable to the addition of the LMD division and to a lesser extent increased activity by the LBG. The LMD division contributed $6.5 million of selling, general and administrative expenses, or 89%. The LBG division contributed the remaining 11%. The LBG division selling, general and administrative expenses increased 37% to $815,000 primarily as a result of increased headcount.
     In-process research and development in connection with the Tm acquisition of $7.4 million was written-off during the current period.
LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2007	2006
	(in thousands)	(in thousands)
Cash and cash equivalents	$9,725	$27,414
Short-term investments	3,281	10,956
Long-term investments	5,311	7,346

	$18,317	$45,716

     At September 30, 2007, we held cash, cash equivalents, and short-term and long-term investments of $18.3 million and had working capital of $20.1 million. At December 31, 2006, we held cash, cash equivalents, and short-term and long-term investments of $45.7 million and had working capital of $44.2 million. In connection with closing the Tm acquisition, we paid off $13.2 million of Tm’s debt and related fees and paid transaction expenses of approximately $5.7 million (including $3.6 million of transaction costs included as part of the purchase price and $2.1 million of LMD transaction costs incurred prior to March 1, 2007). Primarily as a result of this transaction, our cash, cash equivalents and investments were reduced by approximately $25.3 million through September 30, 2007. In October 2007, we received a cash payment of $12.5 million in connection with the settlement of the RBM litigation.
     We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term and long-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities. We do not have any investments in asset-backed commercial paper.
     Cash used in operations was $7.8 million for the nine months ended September 30, 2007, compared with cash provided by operations of $1.6 million for the nine months ended September 30, 2006.
     Our operating expenses during the nine months ended September 30, 2007 were $47.3 million, of which $11.0 million was research and development expense, $28.8 million was selling, general and administrative expense and $7.4 million was reflected in in-process research and development write-offs. We expect research and development expenses to be between 20% and 22% of total revenue for the remainder of 2007.  Our increase in research and development expenses for 2007 relative to 2006 is a result of our continued investment in the research and development pipeline to support our content strategy, expanded focus on product development, and expenses related to the acquisition of LMD and increased activity in LBG. Our increase in selling, general and administrative expenses over those of 2006 is primarily attributable to the addition of LMD. We believe that the dilutive effect of the LMD acquisition and the related use of our cash revenues is short term in nature and that the company will return to profitability and positive cash flow by early 2008.

     Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for the next 12 months. We believe, however, that our existing cash and cash equivalents together with availability under our new credit facility as described below are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the next 12 months. Based upon our current operating plan and structure, management anticipates total cash use for the next 12 months to be no more than $5 million, giving us an anticipated balance in cash, cash equivalents, short-term and long-term investments, including cash received in conjunction with the RBM Settlement, at September 30, 2008 of $25 million to $30 million. Factors that could affect this estimate, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) signing of partnership agreements which include significant up front license fees, and (iv) unanticipated costs associated with, and the negative operating cash flows resulting from, the LMD acquisition.
     On March 1, 2007, the Company entered into a senior revolving credit facility with JPMorgan Chase Bank, N.A., which provides borrowings of up to a maximum aggregate principal amount outstanding of $15.0 million based on availability under a borrowing base consisting of eligible accounts and inventory. The obligations under the senior revolving credit facility are guaranteed by the wholly-owned domestic subsidiaries of the Company and secured by all of the accounts, equipment inventory and general intangibles (excluding intellectual property) of the Company and the guarantors including the pledge of an intercompany note from Tm and payable to the Company. Loans under the senior credit facility accrue interest on the basis of either a base rate or a LIBOR rate. The base rate is calculated daily and is the greater of (i) prime minus 1.00% and (ii) federal funds rate plus .50%. Borrowings at the LIBOR rate are based on one, two or three month periods and interest is calculated by taking the sum of (i) the product of LIBOR for such period and statutory reserves plus (ii) 1.75%. We pay a fee of 0.125% per annum on the unfunded portion of the lender’s aggregate commitment under the facility. Approximately $10.6 million is available for borrowing at September 30, 2007.
     The senior credit facility contains conditions to making loans, representations, warranties and covenants, including financial covenants customary for a transaction of this type. Financial covenants include (i) a tangible net worth covenant of $25.0 million following the acquisition and (ii) a liquidity requirement of availability not less than the funded debt of the Company and its subsidiaries (including Tm) calculated using the unencumbered cash, cash equivalents and marketable securities of the Company and the guarantors. The senior credit facility also contains customary events of default as well as restrictions on undertaking certain specified corporate actions, including, among others, asset dispositions, acquisitions and other investments, dividends, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens and negative pledges, transactions with affiliates and agreements as to certain subsidiary restrictions and the creation of additional subsidiaries. If an event of default occurs that is not otherwise waived or cured, the lender may terminate its obligations to make loans under the senior credit facility and may declare the loans then outstanding under the senior credit facility to be due and payable. We believe we are currently in compliance with our financial and other covenants under the senior credit facility. As of September 30, 2007, no amounts were outstanding under the senior revolving credit facility.
     To the extent capital resources are insufficient to meet future capital requirements we will have to raise additional funds to continue the development and deployment of our technologies. There can be no assurance that debt or equity funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing (under our new credit facility or otherwise) could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms.

Contractual Obligations
     We currently have approximately $6.0 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described above.

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$4,812	$2,327	$2,485	$—	$—
Non-cancelable purchase obligations (1)	4,169	3,568	601	—	—
Long-term debt obligations (2)	7,376	145	2,728	4,503	—

Total	$16,357	$6,040	$5,814	$4,503	$—

(1)	Purchase obligations include contractual arrangements in the form of purchase orders primarily a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met. Purchase obligations relating to purchase orders do not extend beyond a year; however, we would expect future years to have these purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume.

(2)	On December 12, 2003, LMD entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (“Cdn”) $7,300,000 relating to the development of several genetic tests. Funds were advanced from Technology Partnerships Canada (“TPC”), a special operating program. The actual payments received by the Company were predicated on eligible expenditures made during the project period which ended July 31, 2006. LMD has received Cdn. $5,739,000 from TPC which is expected to be repaid along with approximately Cdn. $1,577,000 of imputed interest for a total of approximately Cdn. $7,316,000.

LMD has agreed to repay the TPC funding through a royalty on specific assay revenue related to the funded product development. Royalty payments commence in 2007 at a rate of 1% of assay revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until April 30, 2015, whichever is earlier. The repayment obligation expires on April 30, 2015 and any unpaid balance will be cancelled and forgiven on that date. Should the term of repayment be shorter than we expect due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” Furthermore, payment reflected in U.S. Dollars is subject to adjustment based upon applicable exchange rates as of the reporting date.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at September 30, 2007 would yield an approximate 10% variance in overall investment return. Due to the nature of our investments, we have concluded that there is no material market risk exposure.
     Our revolving credit facility also will be affected by fluctuations in interest rates as it is based on prime minus 1% or the Federal Funds Effective Rate in effect plus 0.50%.  As of September 30, 2007, the Company has not drawn on this facility.
     Foreign Currency Risk. As of September 30, 2007, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro. For example, some fixed asset purchases and certain expenses of our Canadian subsidiary, LMD, are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands subsidiary are denominated in Euros. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows.
     In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rates fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows; however, foreign currency fluctuations did not have a material effect on our consolidated results for the three and nine months ended September 30, 2007.
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
     Due to the acquisition of LMD, we are required to implement internal controls related to those operations. As of September 30, 2007, we have not tested the operating effectiveness of the internal controls related to LMD or the integration of LMD. In compliance with PCAOB and SEC regulations and guidance, we will not report on the effectiveness of LMD internal controls over financial reporting under Sarbanes-Oxley until our Annual Report on Form 10-K for fiscal 2008.

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
     The Company settled its pending litigation with RBM on October 15, 2007.  As part of the settlement, Luminex received a cash payment of $12.5 million. The cash payment was made by RBM in exchange for resolution of the dispute between the companies regarding Biophysical Corporation as well as the retirement of Luminex’s stock ownership in RBM and the grant of certain additional licensing rights from Luminex. All other terms of the agreement are confidential.  The parties formally dismissed the lawsuit on October 24, 2007, as required by the settlement agreement.
ITEM 1A. RISK FACTORS
     Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I Item 2 of this report and other risk factors described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, which are incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The stock repurchase activity for the third quarter of 2007 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans of Programs	Programs

07/01/07 - 07/31/07	1,030	12.31	—	—
08/01/07 - 08/31/07	—	—	—	—
09/01/07 - 09/30/07	1,216	15.71	—	—

Total Third Quarter	2,246	14.15	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit
Number	Description of Documents

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION
Date: November 9, 2007	By:	/s/ HARRISS T. CURRIE
Harriss T. Currie
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

By:	/s/ PATRICK J. BALTHROP
Patrick J. Balthrop
President and Chief Executive Officer (Principal Executive Officer)

S-1