Form 10-K
period 2007-12-31
LUMINEX CORP
filed 2008-03-14
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGT0N, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File No. 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
(512) 219-8020
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $0.001 par value	The NASDAQ Global Market
Rights to Purchase Series A Junior Participating Preferred Stock, $0.001 par value	The NASDAQ Global Market
Securities registered pursuant to Section 12 (g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing sale price of common stock on The Nasdaq Stock Market on June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $404,768,348 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates.”
There were 36,739,022 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on March 11, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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

PART I
ITEM 1. BUSINESS
Overview
Luminex Corporation develops, manufactures and sells proprietary biological testing technologies and products with applications throughout the life sciences industry. The life sciences industry depends on a broad range of tests, called bioassays, to perform diagnostic tests, discover and develop new drugs and identify genes. Our xMAP® technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 100 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research. Our products are described below under “Products.”
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
Luminex has adopted a business model built around strategic partnerships. Information about our strategy is described under “Business Strategy.” The Company has licensed our xMAP technology to other companies, who then develop products that incorporate the xMAP technology into products that they sell to the end-user. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to our partners. Our partners sell xMAP instrumentation, xMAP-based reagent consumable products or xMAP-based testing services, which run on the xMAP instrumentation, to the end-user customer, typically a testing laboratory. When our partners sell an xMAP-based consumable product or xMAP based testing service to their customer, Luminex obtains a royalty on the sales from the partner. The Company was founded on this model, and our success to date has been due to this model. As of the December 31, 2007, Luminex had approximately 58 strategic partners, 30 of which have released commercialized reagent-based products utilizing our technology, and these partners have sold and placed 4,979 xMAP-based instruments in laboratories worldwide.
A fundamental component of the Company’s strategy over the past two years has been to augment the partnership model with a distribution model, designed to take advantage of our increasing installed base of xMAP-based instrumentation. The Company established the Luminex Bioscience Group, which we refer to as LBG, in 2005, with the charter of developing products that would be complementary to our partners’ products, that we would take responsibility for manufacturing on their behalf and that our partners would then sell to the end-user, thereby leveraging both our existing distribution channels and our existing installed base of instrumentation. LBG introduced their first two products in late 2006, on schedule, and launched several assay products in 2007.

On March 1, 2007, we completed our acquisition of Tm Bioscience, now a wholly-owned subsidiary of the Company and known as Luminex Molecular Diagnostics, of Toronto, Canada. Tm Bioscience was a molecular diagnostics company. Tm Bioscience had focused its resources on building a commercialization engine for the design, development, manufacture, marketing and selling of genetic tests, also referred to as “DNA-based tests,” “nucleic acid tests” or “molecular diagnostics.” Since 2006, Tm Bioscience had focused on leveraging this engine in order to become a market leader in at least one of the three segments of the genetic testing market for which it was developing products: human genetics, personalized medicine and infectious disease. Tm Bioscience was an innovator in the molecular diagnostics market. Tm Bioscience had established a solid position in the marketplace with their product development and FDA-compliant manufacturing capabilities. We completed the full integration of Tm Bioscience during 2007, and we believe the combined Company is in a position to take advantage of the complementary strengths of both companies in molecular diagnostics.
Luminex was incorporated under the laws of the State of Texas in May 1995 and began commercial production of our Luminex 100 System in 1999. We were reincorporated in the State of Delaware in July 2000. Our shares of common stock are traded on the Nasdaq Global Market under the symbol “LMNX.” Our principal executive offices are located at 12212 Technology Blvd., Austin, Texas 78727, and our telephone number is (512) 219-8020. Our website address is www.luminexcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Information contained on our website is not incorporated by reference into this report and such information should not be considered to be part of this report except as expressly incorporated herein. The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20949 or on the SEC’s website at http://www.sec.gov. Questions regarding the public reference room may be directed to the SEC at 1-800-732-0330.
Industry Background
The life sciences industry uses bioassays to detect the presence and characteristics of certain biochemicals, proteins or nucleic acids in a sample. Drug discovery, genetic analysis, pharmacogenomics, clinical diagnostics and general biomedical research all use bioassays. For example, bioassays can be used to:
•	measure the attraction, or affinity, between a chemical compound and a disease target for drug discovery and development;

•	assist physicians in prescribing the appropriate tailored drug therapy based on the patient’s unique genetic makeup, a process known as pharmacogenetics;

•	detect genetic variations, such as single nucleotide polymorphisms; and

•	measure the presence and quantity of biochemicals in a patient’s blood, other body fluid or tissue to assist physicians in diagnosing, treating or monitoring disease conditions.
The life sciences customer can purchase bioassays in the form of complete off-the-shelf kits, develop them internally or utilize a customized service to meet their specific needs. Although it is important to note that our xMAP technology is relevant to only a subset of the total life sciences market, industry reports estimated the total global market for tools and consumables used in drug discovery and development, clinical diagnostics and biomedical research to have been approximately $47 billion in 2006 and is expected to grow at an annual rate of approximately 6%.
Based on estimates contained in strategic studies performed in 2003 and updated in 2005, the key segments on which we are currently focused represent a potential market of approximately $3.6 billion in end-user sales with an anticipated annual growth rate of approximately 15%.

The table below briefly describes the key bioassay technologies in the life sciences industry:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED

BioChips/Microarrays	High-density arrays of DNA fragments or proteins attached to a flat glass or silicon surface	Biomedical research and select clinical diagnostics

Automated Immunoassays	Automated test tube-based instruments used for detecting antibodies, proteins and other analytes	Clinical diagnostics

Gels and blots	Physical separation of molecules or analytes for visualization	Clinical diagnostics and biomedical research

Real-time PCR	Quantitative tests which monitor the progress of polymerase chain reaction (PCR) during the amplification reaction instead of post-reaction	Nucleic acid testing in clinical diagnostics and biomedical research

Microfluidics chips	Miniaturized liquid handling system on a chip	Biomedical research

Microtiter-plate based assays	Plastic trays with discrete wells in which different types of assays are fixed	Drug discovery, clinical diagnostics and biomedical research

Genotyping technologies	DNA primers or probes designed to identify small differences between DNA targets using methods such as ligation assays, cleavage assays hybridization assays	Drug discovery, clinical diagnostics and biomedical research
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

•	Throughput

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

•	Cost effective

By performing multiple assays at one time, xMAP technology is designed to be cost effective for customers compared to competitive techniques such as enzyme-linked immunosorbent assay (ELISA) or Real-time PCR. By analyzing only those assays in which a customer is interested, xMAP is also more cost effective than most competing microarray technologies. In addition, microsphere-based bioassays are inexpensive compared to other technologies such as biochips.

Polystyrene microspheres, approximately 5.6 microns in diameter, are a fundamental component of the xMAP technology. We purchase and manufacture microspheres and, in a proprietary process, dye them with varying intensities of a red and a near infrared dye to achieve up to 100 distinct colors. The specific dye proportions permit each color-coded microsphere to be readily identified based on its distinctive fluorescent signature. Our customers create bioassays by attaching different biochemical reactants to each distinctly colored microsphere set. The microsphere sets can then be combined in test panels as required by the user, with a current maximum of 100 tests per panel. Customers can order either standard microspheres or magnetic microspheres.
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
xTAG technology developed by Luminex Molecular Diagnostics (“LMD”) consists of several components including multiplexed PCR or target identification primers, DNA Tags, xMAP microspheres, and data analysis software. xTAG technology permits the development of molecular diagnostic assays for clinical use by hospital and reference laboratories. xTAG technology has been applied, in particular, to human genetic assays, pharmacogenetic assays, and infectious disease assays.
Business Strategy
Our primary goal continues to be the establishment of Luminex as an industry leader and xMAP technology as the industry standard for performing bioassays by transforming Luminex from a technology-based company to a more market-driven, customer-focused company. To achieve this goal, we have implemented and are pursuing the following strategies:
•	Focus on key market segments

The key market segments identified as a result of our strategic studies have been (i) profile oriented screening and secondary screening, (ii) RNA profiling and transcriptional screening, (iii) genetic disease and molecular infectious disease testing, and (iv) immunodiagnostics. In addition to the segments listed above, we have identified two potential market opportunities in the fields of bio-defense, or bio-threat testing, and food safety and animal health testing. We have dedicated our primary efforts towards these markets and will continue to employ a partnership driven business model focused on these key segments and selectively pursue potentially profitable opportunities in other segments.

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

•	Continue to develop strategic partnerships focused on our key market segments

Currently, 30 of our approximately 58 strategic partners have released commercialized reagent-based products utilizing the Luminex platform and are submitting royalties. We also have strategic partners who distribute Luminex products. The 30 strategic partners who have commercialized reagent-based products accounted for approximately 64% of our total revenue in 2007 and all of our strategic partners represented approximately 81% of our total revenue. We intend to broaden and accelerate market acceptance of xMAP technology through development, marketing and distribution partnerships with leaders in the life sciences industry that we believe can either convert core product lines to our technology or develop new applications on the Luminex platform within their key market segments. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base. We also intend to penetrate other key segments by developing and delivering assay kits.

•	Develop next generation products

Our research and development group is pursuing projects such as the development of consumables, automation, software and the expansion and enhancement of our multiplexing capabilities to advance our xMAP technology and its market acceptance. We are also collaborating with industry participants, biomedical research institutions and government entities to develop additional xMAP products. We intend to launch our new instrument, FlexMAP 3D, in the second half of 2008, to complement our current instrument offerings.

•	Develop and deliver market-leading assay products

We are focused on maximizing the value we provide our shareholders, partners and end-user customers by developing internally and co-developing with partners content applications based on customers’ needs in key market segments. We believe that by enhancing our partner driven model with the delivery of value-added assay content, Luminex should be able to gain greater control over product development, market penetration and commercialization. Luminex Molecular Diagnostics will focus on achieving these goals in the DNA testing diagnostics market. The LBG will develop assays in specialty markets in which our partners are not active. This approach resulted in the commercial launch of several assay products in 2007.

•	Opportunistically pursue acquisitions that could accelerate these strategies

We have developed analysis tools and an evaluation template to assess potential acquisition targets to accelerate our business strategies. This approach led to the acquisition of Tm Bioscience in 2007. We are actively evaluating other opportunities to enhance our capabilities or our access to markets or technologies, or provide us other advantages in executing our business strategies in our key markets.

Products
Technology Segment
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
Total instrument revenue for 2007, 2006, and 2005 was $24.4 million, $20.6 million and $18.8 million, respectively; or 33%, 39% and 44% of total revenue, respectively.
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
MagPlex™ Microspheres. These microspheres feature super-paramagnetic properties that make them ideal for running automated xMAP-based assays. These microspheres can be moved or held in place by a magnetic field. Many automated sample preparation systems utilize magnetic properties to automate the sample preparation steps in an assay. Automating sample testing using MagPlex microspheres on a robotic sample preparation system minimizes hands-on technician time, improves precision, and streamlines workflow.
xTAG™ Microspheres. These microspheres are linked to a set of 100 proprietary nucleic acid capture sequences providing a “universal array” for DNA and RNA work. They are designed for conducting genotyping and other nucleic acid-based experiments in the life sciences markets. When used in conjunction with our Luminex systems, the xTAG microspheres are designed to simplify the genotyping assay development process and increase assay flexibility. The xTAG microspheres may be used in customized end-user identified single nucleotide polymorphisms (SNPs) or in pre-defined kits developed by our strategic partners.
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
Total consumable revenue for the years ended December 31, 2007, 2006, and 2005 was $19.2 million, $15.7 million and $13.1 million, respectively; or 26%, 30% and 31% of total revenue, respectively. The decrease in consumables as a percentage of total revenue is primarily attributable to the addition of $11.3 million of assay revenue to total revenues through the acquisition of LMD. Additionally, our partners reported approximately $182 million, $132 million and $86 million of royalty bearing consumable sales during 2007, 2006 and 2005, respectively; resulting in $10.2 million, $8.2 million and $5.3 million of royalty revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Software
LXR. For partners interested in developing custom software applications based on xMAP technology, we offer the LXR Software Developer’s Kit (SDK). This SDK provides a software interface for reading xMAP based assays on Luminex hardware, and allows a software developer to easily build a custom application to control Luminex hardware by providing an applications programming interface to the Luminex system as well as a standard set of user interface components and applications. Sales of this product during 2007 did not represent a material component of our revenue.
xPONENT®. This software enhances both ease-of-use and automation capabilities expanding xMAP functionality in the Company’s core market segments. Customer-centric development and extensive field testing with customers has resulted in a user experience which is a significant step forward in the market place. The software suite incorporates over 300 new features all designed to simplify laboratory workflow and increase productivity. New features include enhanced security (21 CFR Part 11 compliance and electronic signatures), integration capabilities that allow users to transmit and receive data from Laboratory Information Systems (LIS/LIMS), integration with the most popular automated sample preparation systems, the ability to run magnetic bead applications and touch-screen capability. xPONENT® will be sold on new Luminex systems and will be available as an upgrade to the existing Luminex 100 and 200 systems in the marketplace. Sales of this product during 2007 did not represent a material component of our revenue.
Assay Segment
Kits
A kit is a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples. Currently the following kits are available:
FlexmiR™ MicroRNA Labeling Kit.  This Research Use Only (RUO) kit provides reagents necessary for biotin-labeling up to 50 total RNA samples for use with the FlexmiR microRNA (miRNA) panels and the FlexmiR Select assay.
FlexmiR™ MicroRNA Human Panel.  This RUO kit measures the expression of the miRBase Sequence database Version 8.0 human miRNA sequences for 20 biotin-labeled total RNA samples.
FlexmiR™ MicroRNA Mouse/Rat Extension Panel.  This RUO kit is used in combination with the FlexmiR MicroRNA Human Panel to measure the expression of the miRBase Sequence database Version 8.0 mouse and rat miRNA sequences for 20 biotin-labeled total RNA samples.
FlexmiR™ Select.  This RUO assay allows a customer to custom configure multiplex miRNA panels based on the miRNA targets the customer chooses to test.  Available targets include all targets available in the FlexmiR MicroRNA Human Panel.  The customer may choose up to 50 unique miRNA targets to include in the custom assay and is provided with enough reagents to test 50 samples.
FlexmiR™ Reagent Pak.  This RUO kit compliments the FlexmiR Select product and provides all necessary buffers and reagents to complete the FlexmiR Select assay.
FlexmiR™ MicroRNA Control Set.  This RUO kit may be used in conjunction with the FlexmiR microRNA Labeling Kit, FlexmiR microRNA Human Panel, FlexmiR Mouse/Rat Extension Panel and FlexmiR Select to verify the integrity of the assay.
Pneumococcal Assay. This FDA-cleared and CE marked IVD kit has been designed to multiplex the fourteen commonly requested serotypes in a single reaction vessel.
xTAG™ Respiratory Viral Panel. This FDA-cleared and CE marked IVD kit simultaneously detects and identifies 12 different respiratory viruses and subtypes and 20 different respiratory viruses and subtypes, in the U.S. and Europe, respectively in a single test. The product assists the physician in identifying the causative agent for respiratory infections, a major cause of illness and mortality globally.

xTAG™ Ashkenazi Jewish Panel. This Investigational Use Only (IUO) kit simultaneously screens for 31 mutations/polymorphisms in 8 genes responsible for conditions that are predominantly found in persons of Ashkenazi ancestry. Increased risk for Tay-Sachs disease is also found in the Pennsylvania Dutch, Southern Louisiana Cajuns, Irish Americans and French Canadians from eastern Quebec. The American College of Obstetricians and Gynecologists (ACOG) recommends screening for, at a minimum, Tay-Sachs disease, Canavan disease, and familial dysautonomia in patients of European-Jewish ancestry.
xTAG™ Cystic Fibrosis Kit. This kit is the first FDA cleared IVD for cystic fibrosis genotyping. Current recommendations by the American College of Medical Genetics (ACMG) and the ACOG, include screening for 23 mutations in the cystic fibrosis transmembrane conductance regulator (CFTR) gene. The kit screens for these mutations in addition to 16 mutations commonly found in the ethnically diverse North American population.
xTAG™ CFTR 70+6 Mutation Detection Kit. This IUO kit simultaneously screens for 70 mutations and 6 variants (polymorphisms) in the CFTR gene. Included in the panel are the gene mutations recommended by the ACMG and the ACOG in 2004.
xTAG™ Mutation Detection Products for Coagulation. This IUO kit is for detecting mutations potentially associated with increased risk of Venous Thromboembolism.
xTAG™ Mutation Detection Kit for P450-2C19. This IUO kit provides simultaneous detection of seven small nucleotide variants found in the P450-2C19 gene, which can affect the metabolism of a number of currently marketed drugs.
xTAG™ Mutation Detection Kit for P450-2C9. This IUO kit provides simultaneous detection of five small nucleotide variants found in the P450-2C9 gene, which can affect the metabolism of a number of currently marketed drugs.
xTAG™ Mutation Detection Kit for P450-2D6. This IUO kit provides simultaneous detection of 12 small nucleotide variants and two gene rearrangements found in the P450-2D6 gene, which can affect the metabolism of a number of currently marketed drugs.
xTAG™ Mutation Detection Kit for P450-2C9 and VKORCI. This IUO kit is designed to detect a number of polymorphisms or mutations which can affect the rate at which the anticoagulant warfarin is metabolized.
Total assay revenue for the years ended December 31, 2007, 2006, and 2005 was $11.3 million, $19,000 and $0, respectively; or 15%, 0% and 0% of total revenue, respectively. The increase in assay revenue as a percentage of total revenue is primarily attributable to the acquisition of LMD.
Sales and Marketing
Our sales and marketing strategy is to expand the installed base and utilization of xMAP technology. We are focused on generating recurring revenues from royalties on bioassay kits and testing services developed or performed by others that use our technology, as well as the sale of Luminex-developed assays, microspheres and other consumables. We have two key elements of our sales and marketing strategy. The first is our allegiance to Luminex’s historic strategic partner program with life sciences companies that develop applications or perform testing using our technology platforms and distribute our systems to their customers. The second is our dedication to marketing the assays developed by Luminex Molecular Diagnostics and the Luminex Biosciences Group through our strategic partners or directly to end users in segments where our partners do not participate.

We continue to use strategic partners as our primary distribution channel, and we will continue to pursue new partnerships focusing on partners with market presence in our key segments described above. Some of our strategic partners develop application-specific bioassay kits for use on our xMAP platform that they, in turn, sell to their customers thereby generating royalties for us. Certain strategic partners also perform testing services for third parties using our technology also resulting in royalties for us. Other strategic partners also buy our products, including xMAP Luminex systems and consumables, or xTAG test kits, and then resell those products to their customers. As of December 31, 2007, we had approximately 58 strategic partners, compared to approximately 50 strategic partners as of December 31, 2006. During 2007, 30 of these strategic partners had released commercialized products utilizing the Luminex platform and were submitting royalties. Of these 30 strategic partners with commercialized products, 13 companies principally serve the clinical diagnostics market and 17 companies principally serve the life science research market. These commercialized, royalty-submitting, strategic partners constituted 64% of the Company’s revenues for 2007. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ bioassay testing competencies, customer relationships and distribution channels, we believe that we can continue to achieve market penetration and technology adoption without a direct sales force.
We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP technology as an embedded system under their own branding and marketing efforts.
Customers
In 2007, two customers each accounted for more than 10% of our total revenues. Bio-Rad Laboratories, Inc. accounted for 20%, 19% and 23% of our total revenues in 2007, 2006 and 2005, respectively. One Lambda, Inc. accounted for 15%, 15% and 16% of our total revenues in 2007, 2006 and 2005, respectively. No other customer accounted for more than 10% of our total revenues in 2007, 2006 or 2005. The loss of either one of these customers could have a material adverse effect on our business, financial condition and results of operation. Additionally, for the annual periods ended December 31, 2007, 2006, and 2005, foreign sales to customers totaled $11.4 million, $12.2 million and $9.5 million, respectively, representing 15%, 23% and 22%, respectively, of our total revenues for such periods. See Note 17 to our Consolidated Financial Statements.
Technical Operations
Our Technical Operations Group provides technical support to our customers, our strategic partners and their customers. Most of the Company’s technical operations personnel have experience as biologists, biochemists, or electrical engineers and have extensive experience in academic, industrial and commercial settings. Cross training is a major focus, empowering group members to solve problems outside their primary assignment.
Remote Support
Our technical support and assay support departments assist users primarily through a toll-free hotline, internet interface and e-mail communications. We deliver “24/7” remote technical support with our staff based at our Austin location, our Toronto location, and in our European subsidiary to better serve our customer base. Personnel assist our strategic partners and customers with product orders, software, hardware, system implementation and development of their bioassays. A comprehensive software and database system is utilized to track customer interactions, follow trends and measure utilization. The information is categorized and presented to management for regular review.
Training
Through our training group, we offer comprehensive programs in basic system training, advanced assay development, instrument field service and technical support functions. A significant part of our training material is now web-based and available online. For larger customers who have many users, such as our strategic partners, training may be performed on-site at their locations.
Field Support
We currently have field service and field application personnel based across North America and in Europe in areas of our more significant system concentration. We intend to place additional field service personnel and pursue third-party service provider agreements through our certified service professional program, as required, in order to ensure responsive and cost-effective support of our customers worldwide. In addition, several of our strategic partners provide their own field service and field application support. As we continue to expand our installed base, we believe a strong, reliable, efficient field support organization is crucial to building a high level of customer satisfaction.

Research and Development
Our research and development groups seek to advance the capabilities of xMAP technology to further penetrate the life sciences and diagnostics industry to increase utilization of our systems. In addition, we collaborate with other companies, academic institutions and our customers to increase the breadth of xMAP applications. Our current research and development projects include:
•	Consumable development

We continue to develop and enhance our existing consumable product line and support introduction of new product lines. These new products include calibrators, controls and microspheres with additional performance characteristics.

•	Automation

We collaborate with our strategic partners and others to provide automation solutions that will integrate our various xMAP instruments with sample handling equipment and laboratory information systems to increase bioassay throughput and operational efficiencies and allow for walk-away capability.

•	Software

We are maintaining and extending our system platform through our SDK as well as providing new end-user applications.  Our SDK provides a straightforward platform for our strategic partners and their customers to rapidly develop their own user interface software packages.  In addition, our end-user applications will allow us to provide turn key solutions to partners.

•	Technical Applications

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

•	Enhancing bioassay performance and operational efficiencies

Our scientists and engineers dedicate efforts to further enhance xMAP in the areas of assay performance, such as sensitivity, precision, reliability and operational efficiencies. We are actively collecting market and customer requirements that will allow us to provide optimal features and benefits in current and future products.

•	New product development

Our research and development teams, including LBG and LMD, and marketing team are working closely with both internal and external groups to design and develop products that will expand capabilities of the xMAP-based technologies. We believe that these efforts will continue to result in unique products. These unique products may include instrumentation, services, software and consumables including assays.

Manufacturing
The Company has approximately 29,000 square feet of manufacturing space located at the Company’s principal executive offices in Austin, Texas. In 2002, we completed the registration of our Quality Management System (QMS) to the ISO 9001:2000 standard, which is an internationally recognized standard for quality management systems. Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards. Recertification is required every three years and we were successfully recertified as of April 1, 2005.
In July 2005, we completed the registration of our QMS to the ISO 13485:2003 Quality Management Standard and the Canadian Medical Devices Conformity System (CMDCAS) for Medical Devices. This standard includes a special set of requirements specifically related to the supply of medical devices and related services. Additionally, we manufacture to current Good Manufacturing Practice (cGMP) requirements and our QMS is implemented in accordance with FDA Quality System Regulations. In August 2006, a Level II Quality System Inspection Technique (QSIT) contract inspection was conducted. The inspection is “closed” under 21 C.F.R. 20.64 (d) (3) and the Establishment Inspection Report No. 3002524000 provided in accordance with the Freedom of Information Act (FOIA) and 21 C.F.R. Part 20. No DSHS form E-14 or FDA form 483 was issued.
Effective with our acquisition of Tm Bioscience, we have approximately 3,800 square feet of manufacturing space located in Toronto, Canada. This facility and the LMD QMS have been registered to the ISO 13485:2003 Quality Management Standard and the Canadian Medical Devices Conformity System (CMDCAS) for Medical Devices. Additionally, we manufacture to current cGMP requirements and our QMS is implemented in accordance with FDA Quality System Regulations.
Instruments
Contract manufacturers assemble certain components of our xMAP technology systems. The remaining assembly and manufacturing of our systems are performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility. Parts and component assemblies that comprise our xMAP technology system are obtained from a number of sources. We have identified alternate sources of supply for several of our strategic parts and component assemblies. Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components. As of December 31, 2007, 4,979 Luminex systems have been sold since inception.
Microspheres
We manufacture as well as procure undyed, standard and magnetic carboxylated polystyrene microspheres. We synthesize our dyes and manufacture our dyed polystyrene microspheres using a proprietary method in our Austin, Texas manufacturing facility in large lots. We dye the microspheres with varying intensities of a red and a near infrared dye to produce our distinctly colored microsphere sets. We currently purchase polystyrene microspheres from one supplier, in accordance with a supply agreement. We believe this agreement will help ensure microsphere availability and flexible purchasing terms with respect to the purchase of such microspheres. While we believe the microspheres will continue to be available from our supplier in quantities sufficient to meet our production needs, we believe our in-house manufacturing capabilities along with other potential suppliers would provide sufficient microspheres for us if given adequate lead-time to manufacture the microspheres to our specifications.
Kits
Contract manufacturers produce certain components of our xMAP-based developed reagents. The remaining assembly and manufacturing of our developed kits are performed at either our facility in Austin, Texas or Toronto, Canada. The quality control and quality assurance protocols are all performed at our facilities. Reagents and component assemblies that comprise our xMAP technology kits are obtained from a number of sources. While we currently believe that we will be able to satisfy our forecasted demand for our kits, the failure to find alternative suppliers in the event of a supply failure at any of our current vendors at reasonably comparable prices could have a material adverse effect on our business, financial condition and results of operations. Additionally, we have entered into supply agreements with most of our suppliers of strategic reagents and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components.

Competition
We design our xMAP technology for use by customers across the various segments of the life sciences industry. Our competition includes companies marketing conventional testing products based on established technologies such as ELISA, real-time PCR, mass spectrometry, sequencing, gels, biochips and flow-based technologies as well as companies developing their own advanced testing technologies.
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
Our diagnostic market competitors include Abbott Laboratories, Beckman Coulter, Inc., Celera Group, Cepheid, Johnson & Johnson, Roche Diagnostics, Siemens Medical, and Thirdwave Technologies, Inc., among others. Some of these companies have technologies that can perform a variety of established assays. Some of these companies also offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.
Competition within the academic biomedical research market is highly fragmented. There are hundreds of suppliers to this market including Amersham Pharmacia Biotech, a part of GE Healthcare, Applied Biosystems, a division of Applera Corporation, and Becton Dickinson Company. Any company in this field is a potential competitor.
Intellectual Property
To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws and confidentiality agreements. We have filed for registration or obtained registration for trademarks used with our products and key technology.
We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our anticipated customer base. We currently own 63 issued patents in the United States and foreign jurisdictions, including three in each of France, Germany, and the United Kingdom, two in each of Italy, Japan, and Singapore, and one in each of Canada, Hong Kong, Korea, Israel and Australia, all directed to various aspects and applications of our products and technology. In addition, our patent portfolio includes 177 other pending patent applications in the United States and their corresponding international and foreign counterparts in major industrial markets. Our patents and pending claims provide, or will provide, protection for systems and technologies that allow “real time” multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold a patent covering the precision-dyeing process that we use to dye our microspheres. We have been granted a patent on our “Zero Dead Time” sampling architecture, which uses digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. Other issued patents and pending patent applications cover specific aspects and applications of our xMAP technology and on-going molecular research. However, as a result of a procedural omission, we are unable to pursue a patent application in Japan corresponding to our U.S. patent for real-time multiplexing techniques. We also have patents covering key aspects of xTAG technology utilized in LMD’s assay products.
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
We manufacture kit products that are intended for Research Use Only applications as well as kits that are of the regulatory classification of Class II exempt in our Austin, Texas facility. Additionally, LMD manufactures kit products that are IVD cleared as well as intended for Research Use Only and Investigational Use Only applications.
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
In December, 2007 we submitted to the FDA our request for 510(k) clearance on our LX200 IS. On December 13, 2007 the FDA received our 510(k) # k073506 submission for the Luminex 200 IS System. Once the instrument receives 510(k) clearance, all future diagnostic assay kits subject to FDA clearance will reference the k # for the instrument in their respective applications eliminating the need for the FDA to review the device master file with each submission.

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
We, and our strategic partners, may be subject to periodic inspection by the FDA for, among other things, compliance with the FDA’s current good manufacturing practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. Additionally, our strategic partners may be subject to other premarket and post market controls such as labeling, complaint handling, medical device reporting, corrections and removals reporting, and record keeping requirements. If the FDA has evidence demonstrating that a company is not in compliance with applicable regulations, it can detain or seize products, request or, in certain circumstances, require a recall, impose operating restrictions, enjoin future violations, recommend criminal prosecution to the Department of Justice, and assess civil and criminal penalties against the Company, its officers, or its employees. Other regulatory agencies may have similar powers.
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
LBG and LMD produce CE marked products which are subject to the EU Directive. CE marking is self declaration, not issued by a third party. CE Marking is based on mandatory European Directives adopted and enforced in all member countries of the European Union (EU). A product that is not CE marked is automatically considered to be non-compliant. The law is enforced through market surveillance by appointed national enforcement agencies. Imported products are checked for compliance at customs offices.
The State Food and Drug Administration, P.R. China (SFDA) is the Government regulation authority in charge of safety management of drug, food, health food and cosmetics for the Peoples Republic of China. In December 2007 we submitted the application for a certificate to combine both Luminex 100 and 200 into one product called Luminex System. This certificate is a required registration and approval to import our products into China.
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
Employees
As of March 11, 2008, we had a total of 344 employees and contract employees, as compared with 343 as of December 31, 2007. At December 31, 2006 we had 209 employees, including contract employees. The increase from 2006 to 2007 is mainly due to the 83 employees acquired effective March 1, 2007 upon the completion of the Tm Bioscience acquisition. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.
Segments
Financial information relating to the Company’s reportable segments for the years ended December 31, 2007, 2006, and 2005 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

ITEM 1A. RISK FACTORS
We have a limited history of profitability and an accumulated deficit of approximately $87.8 million as of December 31, 2007.
We have incurred significant net losses since our inception, including a loss of $2.7 million for the year ended December 31, 2007. At December 31, 2007, we had an accumulated deficit of approximately $87.8 million. Prior to the acquisition, Tm Bioscience had an accumulated deficit of approximately $74.6 million. In order to become profitable, we need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to develop profitability in line with the expectations of securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to utilize cash to support operations, acquisitions and research and development efforts, we may further decrease the cash available to the Company. As of December 31, 2007, cash, cash equivalents and short-term and long-term investments totaled $34.2 million, a decrease of $11.5 million from $45.7 million at December 31, 2006, primarily attributable to the cash used in the acquisition of Tm Bioscience.
We expect our operating results to continue to fluctuate from quarter to quarter.
The sale of our instrumentation and assay products typically involves a significant technical evaluation and commitment of capital by the Company, our partners and the end user. Accordingly, the sales cycle associated with our products typically is lengthy and subject to a number of significant risks, including partners’ budgetary constraints, inventory management practices, regulatory approval and internal acceptance reviews, all of which are beyond our control. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter. We expect this trend to continue for the foreseeable future.
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
Our assay products are sometimes sold to large customers. The ordering and consumption patterns of these customers can fluctuate, affecting the timing or shipments and revenue recognition. In addition, certain products assist in the diagnosis of illnesses that are seasonal, and customer orders can fluctuate for this reason.
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
Due to the early stage of the market for molecular tests, projected growth scenarios for LMD are highly volatile and are based on a number of underlying assumptions that may or may not prove to be valid, including the performance of strategic partners that distribute LMD products.
Our success depends significantly on the establishment and maintenance of successful relationships with our strategic partners. Currently, a limited number of strategic partners constitute a majority of our revenue and the loss of any one of these partners could have a material adverse effect on the Company.

The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. As of December 31, 2007, we had 30 strategic partners who were paying royalties and had either commercialized products using the Luminex platform or were reselling our products. Furthermore, for the year ended December 31, 2007, two partners individually represented greater than 10% of the Company’s revenue and collectively represented 35% of total revenue (Bio-Rad Laboratories, Inc. – 20%; One Lambda, Inc. – 15%). We had two additional partners who individually represented 5% or more of our total revenue and collectively represented 13% of the Company’s revenue for the year ended December 31, 2007. In total, for the year ended December 31, 2007, we had five partners who represented 52% of our total revenue. For comparative purposes for the year ended December 31, 2006, two partners individually represented greater than 10% of the Company’s revenue and collectively represented 34% of our total revenue. We had four additional partners who individually represented 5% or more of our total revenue and collectively represented 27% of the Company’s revenue for the year ended December 31, 2006. In total, for the year ended December 31, 2006, we had six partners who represented 61% of our total revenue. The loss of any of our significant strategic partners, or any of our significant customers, could have a material adverse effect on our growth and future results of operations. LMD is dependent on a few significant customers with respect to sales of its genetic test kits. If any significant customer discontinues its relationship with LMD for any reason, or reduces or postpones current or expected purchase commitments for LMD’s products, LMD’s results from operations could be materially adversely affected.
Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.
Our ability to enter into agreements with additional strategic partners depends in part on convincing them that our technology can help achieve and accelerate their goals or efforts. We will expend substantial funds and management efforts, including through LBG and LMD, with no assurance that any additional strategic relationships will result. We cannot assure you that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future strategic partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our xMAP technology, which may hinder or prevent strategic relationships. Termination of strategic relationships, or the failure to enter into a sufficient number of additional agreements on favorable terms, could reduce sales of our products, lower margins on our products and limit the creation of market demand and acceptance.
In addition, we have entered into non-exclusive relationships with most of our existing strategic partners. The lack of exclusivity could deter existing strategic partners from commercializing xMAP technology and may deter new strategic partners from entering into agreements with Luminex.
A significant portion of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot predict future sales and royalty revenues because most of our existing strategic partner agreements do not include minimum purchase requirements or royalty commitments. In addition, we have no control with respect to our strategic partners’ sales personnel and how they prioritize products based on xMAP technology nor can we control the timing of the release of products by our strategic partners. The amount of these revenues will depend on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.
If the FDA or other government agencies guidelines change in ways that we do not anticipate and we fail to comply with those regulations that affect our business, we could be subject to enforcement actions, injunctions and civil and criminal penalties that could delay or prevent marketing of our products.
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

Periodically FDA issues guidance documents that represent FDA’s current thinking on a topic. These issues are initially issued in draft form prior to final rule generally with enforcement discretion for some grace period of time. Changes made through this process may impact the release status of products offered and our ability to market those products affected by the change.
For example, the FDA released on September 14, 2007 the final document “Guidance for Industry and FDA Staff Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions”. This guidance may limit or delay distribution of assays on our platform, including assays developed and distributed by LMD, to the extent additional regulatory clearance is required prior to distribution. The final document was released with an enforcement discretion period of one year from date of issue.
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

Beginning on January 1, 2007, the State of California put into effect a measure under WEEE, which imposes similar requirements to the EU’s directive under RoHS.  This measure requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices if they are prohibited from sale in the European Union because they contain certain heavy metals.
If our technology and products do not become widely used in the life sciences industry, it is unlikely that we can maintain or increase profitability.
Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. In certain testing areas, our xMAP technology is relatively new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology will depend upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential partners to utilize our system instead of competing technologies. Market acceptance will depend on many factors, including our ability to:
•	convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, research, clinical and biomedical testing and analysis;

•	encourage these partners to develop and market products using our technology;

•	manufacture products in sufficient quantities with acceptable quality and at an acceptable cost;

•	obtain and maintain sufficient pricing and royalties from partners on such Luminex products; and

•	place and service sufficient quantities of our products, including the ability to provide the level of service required in the mainstream clinical diagnostics market segment.
Because of these and other factors, our products may not gain or sustain sufficient market acceptance to again achieve, maintain or increase profitability.
Our reliance on strategic partners to market our products makes forecasting difficult.
Primarily as a result of our reliance on partner performance, it is difficult to accurately forecast future operating results. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short-term. The level of our revenues will depend upon the rate and timing of the adoption of our technology as a method to perform bioassays. In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:
•	We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

•	Most of our strategic partners are not committed to minimum purchase commitments, and we do not control the incentives provided by our strategic partners to their sales personnel.

•
A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the FDA, or other regulatory bodies in jurisdictions outside of the United States.

•
Certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed.

•	Certain strategic partners may fail to deliver products that satisfy market requirements, or such products may fail to perform properly.

•
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
The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as customers evaluate these new products. We may also encounter other problems in the process of delivering new products to the marketplace, including products from LBG and LMD, such as problems related to design, development or manufacturing of such products, and as a result we may be unsuccessful in selling such products. Our future success will depend on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.
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
The property rights we rely upon to protect the technology underlying our products may not be adequate to maintain market exclusivity. Inadequate intellectual property protection could enable third parties to exploit our technology or use very similar technology and could reduce our ability to distinguish our products in the market.
Our success will depend, in part, on our ability to obtain, protect and enforce patents on our technology and products and to protect our trade secrets, including the intellectual property of entities we may acquire. Any patents we own may not afford full protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products that are not covered by our patents. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office and certain patent offices in foreign jurisdictions, and the approval or rejection of patent applications may take several years.
We have obtained 63 patents in the United States and foreign jurisdictions directed to various aspects and applications of our products and technology. We have 177 pending applications in the United States and foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample on our platform technology similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology and products, we may not be able to prevent competitors from developing and marketing technologies and products similar to our xMAP technology in Japan. We also have patents covering key aspects of xTAG technology utilized in LMD’s assay products.

We require our employees, consultants, strategic partners and other third parties to execute confidentiality agreements. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. In addition, the Company has implemented a patent process to file patent applications on its key technology. However, we cannot guarantee that these agreements or this patent process will provide us with adequate protection against improper use of our intellectual property or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary technology, techniques and products or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.
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
We require collaboration with other organizations in obtaining relevant biomarkers, access to oligonucleotides, enzymes that are patents or controlled by others. If we cannot continue to obtain access to these areas or identify freedom to operate opportunities this could affect our future sales and profits.
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
Certain key components of our product line are currently purchased from a limited number of outside sources and may only be available through a limited number of providers. We do not have agreements with all of our suppliers. Our reliance on our suppliers and contract manufacturers exposes us to risks including:
•	the possibility that one or more of our suppliers or our assemblers that do not have supply agreements with the Company could terminate their services at any time without penalty;

•	the potential obsolescence and/or inability of our suppliers to obtain required components;

•	the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

•	the inability to qualify alternate sources without impacting performance claims of our products;

•	reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

•	increases in prices of raw materials and key components.
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
We may in the future incur substantial debt that could restrict our operations.
We may incur indebtedness in the future for, among other purposes, funding operating expenses and/or costs related to future expansions and acquisitions. This indebtedness could have adverse consequences on us, including:
•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital and research and development expenditures, acquisitions and general corporate or other purposes; and

•	exposing us to interest rate risk.
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
Potential acquisitions pose a number of risks, including, among others, that:
•	we may not be able to accurately estimate the financial effect of acquisitions on our business;

•
future acquisitions may require us to assume liabilities, incur large and immediate write-offs, issue capital stock potentially dilutive to our stockholders or spend significant cash or may result in a decrease in our future operating income or operating margins;

•
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

•	acquisitions and subsequent integration of these companies may disrupt our business and distract our management from other responsibilities.
Other risks of integration include:
•	disparate information technology, internal control, financial reporting and record-keeping systems;

•	differences in accounting policies, including those requiring judgment or complex estimation processes;

•	new partners or customers who may operate on terms and programs different than ours;

•	additional employees not familiar with our operations;

•	facilities or operations in remote locations or potentially foreign jurisdictions and the inherent risks of operating in unfamiliar legal and regulatory environments; and

•
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
The ongoing uncertainty in the Global Finance Markets and events in the Middle East and concern for future terrorist attacks leave many economic and political uncertainties. Furthermore, foreign stock markets have been volatile and equally sensitive to global geopolitical concerns and terrorist threats. These uncertainties could adversely affect our business and revenues in the short or long term in ways that cannot presently be predicted.
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
We depend on the principal members of our management and scientific staff, including our chief executive officer, Patrick Balthrop, and our operations, marketing, research and development, technical support, technical service and sales staff. The loss of services of key members of management could delay or reduce our product development, marketing and sales and technical support efforts. In addition, recruiting and retaining qualified scientific and other personnel to perform research and development, technical support, technical service and marketing and sales work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. There can be no assurance that we will be able to attract additional and retain existing personnel necessary to achieve our business objectives.
Our stock price has been and is likely to continue to be volatile.
The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:
•	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions or trends in the life science, biotechnology and pharmaceutical industries;

•	additions or departures of key personnel;

•	changes in financial estimates by securities analysts;

•	general economic conditions and interest rates;

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company has its principal research and development, manufacturing and administrative facilities located in Austin, Texas, which consists of approximately 109,000 square feet of leased space pursuant to a lease agreement which expires July 31, 2010. The Company maintains an additional 10,172 square feet of leased space at its European subsidiary, Luminex, B.V. and approximately 27,000 square feet of leased office and manufacturing space in Toronto, Canada. We believe these facilities are adequate for our current needs.
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

On January 16, 2008, Luminex Corporation and Luminex Molecular Diagnostics, Inc. were served with a complaint, filed by The Research Foundation of the State University of New York (“SUNY”) in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. The complaint seeks an undetermined amount of damages as well as injunctive relief. On February 9, 2008, Luminex and LMD filed an answer to this complaint denying all claims brought by SUNY. There can be no assurance that we will successfully defend this suit or that a judgment against us would not materially adversely affect our operating results.
When and if, it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. Though there can be no assurances, our management believes that the resolution of existing routine matters and other incidental claims, taking into account accruals and insurance, will not have a material adverse effect on our financial condition or results of operation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

Executive Officers of the Registrant as of March 12, 2008

Name	Age	Position

Patrick J. Balthrop	51	President and Chief Executive Officer
Douglas C. Bryant	50	Executive Vice President and Chief Operating Officer
Russell W. Bradley	44	Vice President, Business Development and Strategic Planning
Jeremy Bridge-Cook, Ph.D	39	Vice President, Luminex Molecular Diagnostics
John C. Carrano, Ph.D	49	Vice President, Research and Development
Harriss T. Currie	46	Chief Financial Officer, Vice President, Finance and Treasurer
Gregory J. Gosch	45	Vice President, Luminex Bioscience Group
David S. Reiter	41	Vice President, General Counsel and Corporate Secretary
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
Douglas C. Bryant. Mr. Bryant joined the Company in July 2007 as Executive Vice President and Chief Operating Officer. Previously, Mr. Bryant served as Vice President, Abbott Vascular, Asia and Japan, a division of Abbott Laboratories, a broad-based health care company. Mr. Bryant previously served as Vice President, Global Commercial Operations for Abbott Diagnostics and Abbott Molecular and also ran Abbott’s Diagnostics Operations in Asia Pacific and Europe Africa and the Middle East. Mr. Bryant has over 23 years of industry experience in sales and marketing, product development, manufacturing and service and support in both the life sciences and diagnostics markets. Mr. Bryant has a Bachelor of Arts in Economics from the University of California, Davis.
Russell W. Bradley. Mr. Bradley joined the Company in May 2005 as Vice President of Business Development and Strategic Planning. Previously, Mr. Bradley spent 17 years at Beckman Coulter Corp. where he served as the Director of the Beckman Coulter CARES initiative, involved in the company’s clinical HIV/AIDS monitoring business in developing regions around the globe. During his tenure at Beckman Coulter, Mr. Bradley was involved in the evaluation, market assessment and successful commercial launch of multiple life science technologies and applications. Mr. Bradley holds a B.S. in Immunology and Biochemistry from Monash University, Melbourne, Australia.
Jeremy Bridge-Cook, Ph.D. Dr. Bridge-Cook joined the Company in March, 2007 as Vice President of Luminex Molecular Diagnostics. Previously, Dr. Bridge-Cook served as Sr. Vice President, Corporate Development of Tm Bioscience. Dr. Bridge-Cook joined Tm Bioscience in July 2000 as Director of Business Development and served in various capacities thereafter, including Vice President of Business Development, Vice President of Marketing & Business Development, and finally Sr. Vice President, Corporate Development. Prior to joining Tm, Dr. Bridge-Cook worked for three years as an Investment Analyst at MDS Capital Corp. and University Medical Discoveries Inc. Dr. Bridge-Cook has a Ph.D. in immunology from the University of Toronto.
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
Gregory J. Gosch. Mr. Gosch joined the Company in October 2004, and currently serves as Vice President, Luminex Bioscience Group. Since joining the Company, Mr. Gosch previously served in the capacity of Vice President, Marketing and Sales. Previously, he served as Senior Director of Sales and Marketing for Nanogen from 1999 to 2004 where he was responsible for worldwide marketing and U.S. sales. From 1997 to 1999, he served as Market Development Manager for Chiron Corporation. In addition, Mr. Gosch has held various sales and marketing positions at Meridian Diagnostics and Bio-Rad Laboratories, Inc. Mr. Gosch holds an M.B.A. from the Carlson School of Management, a Masters of Health Care Administration from the School of Public Health, both of the University of Minnesota, and a B.A. in Molecular, Cellular and Developmental Biology from the University of Colorado.
David S. Reiter. Mr. Reiter joined the Company as Vice President, General Counsel and Corporate Secretary in October, 2003. Prior to becoming General Counsel, Mr. Reiter was in private practice with the firm of Phillips & Reiter, PLLC, which provides outsourced general counsel services for technology companies. Before co-founding the firm, Mr. Reiter was Vice President and General Counsel for 724 Solutions Inc., a provider of mobile commerce software solutions and applications (NASDAQ: SVNX). Earlier in his career, Mr. Reiter served as senior counsel for Compaq Computer Corporation, supporting the Worldwide Sales & Services, Supply Chain Management and Consumer Products Group. Mr. Reiter is a graduate of the University of Southern California (Juris Doctorate/Master of International Relations), University of Sheffield, UK (M.B.A.) and the University of Notre Dame (B.A.) in Government. Mr. Reiter is a member of the Texas Bar and is the chair of the Subcommittee on Law Department Management for the American Bar Association.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the Nasdaq Global Market under the symbol “LMNX.”
The following table sets forth the range of high and low sale prices on The Nasdaq Stock Market and/or Nasdaq Global Market, as applicable, for each quarter during 2007 and 2006. On March 11, 2008, the last reported sale price of our common stock was $16.46 per share.

2007	High	Low
First Quarter	$16.82	$12.08
Second Quarter	$14.71	$11.44
Third Quarter	$17.30	$11.62
Fourth Quarter	$17.77	$14.11

2006	High	Low
First Quarter	$15.48	$11.55
Second Quarter	$18.03	$12.83
Third Quarter	$20.19	$14.41
Fourth Quarter	$20.75	$11.82
Holders
As of March 11, 2008, we had 599 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Dividends
We have never declared or paid cash dividends on our common stock and, while this policy is subject to periodic review by our board of directors, we currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Our ability to declare dividends may also from time to time be limited by the terms of our credit facility.
Recent Sales of Unregistered Securities
None.

Performance Graph
The following graph compares the change in Luminex’s cumulative total shareholder return on its common shares with the NASDAQ Composite Index and the NASDAQ Biotechnology Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Luminex Corporation, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	2002	2003	2004	2005	2006	2007

Luminex Corporation	100.00	228.22	216.06	282.73	309.00	395.13
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Biotechnology	100.00	146.95	164.05	185.29	183.09	186.22
Issuer Purchases of Equity Securities
The stock repurchase activity for the fourth quarter of 2007 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Appromixate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	($)(1)	Plans of Programs	Programs ($)
10/1/07 - 10/31/07	—	$—	—	—
11/1/07 - 11/30/07	58	$14.99	—	—
12/1/07 - 12/31/07	—	$—	—	—

Total Third Quarter	58	$14.99	—	—

(1)	Shares repurchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data at December 31, 2007 and 2006 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data at December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006		2005	2004	2003
	(In thousands, except per share data)

Consolidated Results of Operations Data:
Total revenue	$75,010	$52,989		$42,313	$35,880	$26,292
Gross profit	46,094	32,252		22,321	14,722	9,830
Loss from operations	(17,418)	(581	) [1]	(3,496)	(4,164)	(6,475)
Net (loss) income	(2,711)	1,507	[1]	(2,666)	(3,605)	(4,209)

Net (loss) income applicable to common stockholders	$(2,711)	$1,507		$(2,666)	$(3,605)	$(4,209)

Net (loss) income per common share, basic	$(0.08)	$0.05	[1]	$(0.09)	$(0.12)	$(0.14)

Shares used in computing net (loss) income per share, basic	34,361	31,434		30,990	30,698	29,814

Net (loss) income per common share, diluted	$(0.08)	$0.05	[1]	$(0.09)	$(0.12)	$(0.14)

Shares used in computing net (loss) income per share, diluted	34,361	32,988		30,990	30,698	29,814

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,233	$27,414	$25,206	$19,238	$39,480
Short-term investments	6,944	10,956	10,947	12,891	—
Long-term investments	—	7,346	5,466	3,991	—
Working capital	40,801	44,179	39,364	40,823	45,522
Total assets	123,559	66,696	58,035	53,175	53,294
Total stockholders’ equity	103,480	54,159	44,710	44,546	44,835

[1]
As discussed in Note 14 to the consolidated financial statements, effective January 1, 2006, we changed our method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standard No.123(R), “Share-Based Payment”.

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
Our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Luminex has adopted a business model built around strategic partnerships. We have licensed our xMAP technology to companies, who then develop products that incorporate the xMAP technology into products that they sell to the end-user. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to its partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end-user laboratory. Luminex was founded on this model, and our success to date has been due to this model. As of the end of 2007, Luminex had 58 strategic partners, 30 of which have released commercialized reagent-based products using our technology, and these partners had sold and placed 4,979 xMAP-based instruments in laboratories worldwide.
Beginning in 2006, the Company began developing proprietary assays through LBG. This development was supplemented in 2007 by our acquisition of Tm Bioscience. Our newly formed assay segment is focusing on the molecular diagnostics market.
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

•
Royalty revenue is generated when a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to a user. End users can be facilities such as testing labs, development facilities and research facilities that buy prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

•
Assay revenue is generated from the sale of our kits which are a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples. For the year ended December 31, 2007, assay revenue includes revenue since March 1, 2007 from LMD as a result of our acquisition which was effective March 1, 2007. Assay revenue generated from LBG is also classified here. Previously, assay revenue generated from LBG was recorded in other revenue as it did not constitute as material amount of total revenue.

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

2007 Highlights
•	Luminex grew total revenue by approximately 42% over 2006 revenue of $53.0 million

•	Gross margin percentage of 61%, consistent with 2006

•	Record system shipments of 862 for the year ended December 31, 2007

•	U.S. Food and Drug Administration (FDA) clearance of xTAG TM Respiratory Viral Panel (RVP), as of January 3, 2008

•	Completion of the Tm Bioscience acquisition

•	Cumulative world wide system sales to date of 4,979 systems

•	Settlement of Rules Based Medicine, Inc. (RBM) litigation for total proceeds to the Company of $12.5 million
Acquisition of Tm Bioscience
On March 1, 2007, we completed our acquisition of LMD, formerly Tm Bioscience Corporation, for $49.4 million. Upon closing the acquisition, we exchanged 0.06 shares of Luminex common stock for each outstanding Tm Share, which resulted in the issuance of approximately 3.2 million shares of Luminex common stock valued at $41.8 million. We retired debt of $13.2 million and incurred approximately $5.7 million of expense associated with advisors, consultants, and other transaction related costs in connection with the acquisition.
Change in Cash Position
Our cash, cash equivalents and investments were reduced by approximately $11.5 million during the twelve months ended December 31, 2007 due primarily to the $18.9 million of specifically indentified costs associated with the acquisition, offset by receipt of the RBM settlement of $12.5 million, and our purchase property, plant and equipment of $6.7 million primarily for our manufacturing expansion in preparation for new product offers, expansion of capacity and facility expansion to accommodate our growth. To support our cash and investments position, the Company secured a revolving credit facility for up to $15.0 million in conjunction with the Tm acquisition, which, as of December 31, 2007 and subject to the borrowing base requirements, would allow for borrowings of up to approximately $10.6 million.
Segment Information
Luminex has two reportable segments: The Technology Segment and the Assay Segment. The Technology Segment, which is our base business, consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items. The Assay Segment consists of LBG and LMD. This segment is primarily involved in the development and sale of assays on xMAP technology for use on Luminex’s installed base of systems.
Future Operations
We expect 2008 revenue growth to be driven by sustained adoption of our core technology coupled with assay introduction and commercialization by the Assay Segment. The anticipated continued shift in revenue concentration towards higher margin items, such as assays, consumables and royalties, should provide favorable gross margins. Additionally, we believe that a sustained investment into R&D is necessary in order to meet the needs of our marketplace; however, we estimate that R&D expenditures for 2008 will decline as a percent of revenue from 2007 towards our long term target of 15% of revenue. Finally, we believe our partner model allows us to leverage our operating expenses which, assuming the revenue increases and R&D expense described above, should allow us to generate increased operating income for 2008 as a percentage of total revenue from our core business.

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
Revenue Recognition. Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Generally, these criteria are met at the time our product is shipped. If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met. Royalty revenue is generated when a partner sells products incorporating our technology, provides testing services to third parties using our technology or resells our consumables. Royalty revenue is recognized as it is reported to us by our partners; therefore, the underlying end-user sales may be related to prior periods. We also sell extended service contracts for maintenance and support of our products. Revenue for service contracts is recognized ratably over the term of the agreement.
Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or applied against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.
Grant revenue consists of amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred.
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

Accounts Receivable and Allowance for Doubtful Accounts. We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses historically have been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant change in the liquidity or financial position of any one of our significant customers, or a deterioration in the economic environment, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. However, the Company does not believe this estimate is subject to significant variability.
Purchase Price Allocation, Intangibles and Goodwill. The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development (IPR&D), and liabilities assumed based on their respective fair values. Intangible assets with definite lives are amortized over the assets’ estimated useful lives using the straight-line method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.
On March 1, 2007, we acquired Tm for an aggregate purchase price of approximately $49.4 million. The purchase price for the acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We completed the process of determining the estimated fair values of IPR&D, identifiable intangible assets and certain tangible assets. Such a valuation required significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.
IPR&D represents the value, on closing of a business combination, of acquired research and development projects which were not technologically feasible as of the acquisition date and had no alternative future use. Projects with a value of $7.4 million that were in process at Tm prior to the acquisition were deemed not technologically feasible and were charged to net loss during the twelve months ended December 31, 2007 as IPR&D expense.
SFAS No. 142 “Goodwill and Other Intangible Assets” requires that goodwill and certain intangible assets be assessed for impairment at a reporting unit level at least annually. We evaluate the carrying value of goodwill and other intangible assets annually or more frequently if there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. We would recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value. Determining the fair value of goodwill is judgmental in nature and often involves the use of estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. As of December 31, 2007, we have $39.6 million of goodwill, which has been allocated to the assay segment which includes LMD. We have performed out annual test of goodwill, and have determined there has been no impairment of goodwill as of December 31, 2007.

Consolidated Results of Operations
The following table sets forth the percentage of total revenue of certain items in the Consolidated Statements of Operations. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2007	2006	2005

Revenue	100%	100%	100%

Cost of revenue	39%	39%	47%

Gross profit	61%	61%	53%

Operating expenses
Research and development	21%	16%	13%
Selling, general and administrative	54%	46%	48%
In-process research and development expense	10%	0%	0%

Total operating expenses	85%	62%	61%

Loss from operations	(23)%	(1)%	(8)%

Interest expense from long-term debt	(1)%	—	—

Other income, net	2%	4%	3%

Settlement of litigation	15%	—	(1)%

Gain on settlement of liability	3%	—	—

Income taxes	—	—	—

Net income (loss)	(4)%	3%	(6)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,
	2007	2006	Variance ($)	Variance (%)
	(in thousands)
Revenue	$75,010	$52,989	$22,021	42%
Gross profit	$46,094	$32,252	$13,842	43%
Gross margin percentage	61%	61%	0%	N/A
Operating expenses	$63,512	$32,833	$30,679	93%
Net (loss) income	$(2,711)	$1,507	$(4,218)	280%
Revenue. Total revenue increased to $75.0 million for the year ended December 31, 2007 from $53.0 million in 2006. The increase in revenue was primarily attributable to the Assay Segment (including the acquisition of LMD and increased activity by LBG) and, in addition, to a lesser extent increases in consumable and royalty revenues and system sales in the Technology Segment.

A breakdown of revenue for the years ended December 31 is as follows (in thousands):
Consolidated

	Year Ended December 31,
	2007	2006

System sales	$24,428	$20,644
Consumable sales	19,199	15,676
Royalty revenue	10,244	8,228
Assay revenue	11,323	19
Service contracts	4,431	3,450
Other revenue	5,385	4,972

	$75,010	$52,989

We continue to have revenue concentration in a limited number of strategic partners, as the top five customers, by revenue, accounted for 52% of total revenue in 2007. In particular, two customers accounted for 35% of 2007 total revenue (20% and 15%, respectively). No other customer accounted for more than 10% of total revenue. See the segment discussions that follow on pages 41-44 for additional revenue discussion.
Gross Profit. Gross profit increased to $46.1 million for the year ended December 31, 2007, as compared to $32.3 million for the year ended December 31, 2006. The gross profit margin rate (gross profit as a percentage of total revenue) was 61% for the year ended December 31, 2007, consistent with the year ended December 31, 2006. The flat gross margin rate was primarily attributable to the acquisition of a company with lower gross margins offset by an increase in high margin consumables and royalty revenue. The increase in gross profit, in dollar amount was primarily attributable to the overall increase in revenue. We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in partner bulk purchases and the absolute number of sales of quarterly system sales.
Research and Development Expense. Research and development expenses increased to $15.4 million for the year ended December 31, 2007 from $8.7 million for the year ended December 31, 2006. The increase was primarily attributable to increases in personnel costs associated with the addition of employees in 2007 related to the LMD acquisition. Research and development headcount at December 31, 2007 was 111 as compared to 61 at December 31, 2006. The increase in the number of employees has allowed us to increase our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms. As a percentage of revenue, research and development expense increased to 21% in 2007 as compared with 16% in 2006. Our current expectation is for research and development expenses to be between 15% and 20% of total revenue for 2008.
Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $40.7 million for the year ended December 31, 2007 from $24.2 million for the comparable period in 2006. The increase was primarily attributable to the acquisition of the LMD and to a lesser extent an increase in stock compensation expense and the impact of foreign exchange transaction losses related to foreign currency denominated balances. As a percentage of revenue, selling, general and administrative expenses were 54% in 2007 and 46% in 2006. We intend to manage our 2008 quarterly expenses towards the same amount that we reported for the fourth quarter of 2007, excluding the impact of foreign exchange transaction losses related to foreign currency denominated balances.
Other Income, net. Other income, consisting primarily of interest in our cash and investment balances, decreased to $1.7 million for the year ended December 31, 2007 from $2.1 million for the year ended December 31, 2006.
Settlement of litigation. The Company settled its pending litigation with RBM on October 15, 2007. As part of the settlement, Luminex received a cash payment of $12.5 million. $11.5 million was recognized as part of net income, while $1.0 million was deferred for licensing rights granted to RBM from Luminex.
Gain on settlement of liability. $2.3 million was recognized in the year ended December 31, 2007 related to the settlement of a liability related to the renegotiation of a contract acquired as part of the acquisition of Tm.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Year Ended December 31,
			Variance	Variance
	2006	2005	($)	(%)
	(in thousands)
Revenue	$52,989	$42,313	$10,676	25%
Gross profit	$32,252	$22,321	$9,931	44%
Gross margin percentage	61%	53%	8%	N/A
Operating expenses	$32,833	$25,817	$7,016	27%
Net income (loss)	$1,507	$(2,666)	$4,173	157%
Revenue. Total revenue increased to $53.0 million for the year ended December 31, 2006 from $42.3 million in 2005. The increase in revenue was primarily attributable to our continued increase in royalty revenue, an indicator of increased acceptance and utilization of our technology in the marketplace.
A breakdown of revenue for the years ended December 31 is as follows (in thousands):

	2006	2005
System sales	$20,644	$18,812
Consumable sales	15,676	13,084
Royalty revenue	8,228	5,255
Assay revenue	19	—
Service contracts	3,450	2,444
Other revenue	4,972	2,718

	$52,989	$42,313

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
Research and Development Expense. Research and development expenses increased to $8.7 million for the year ended December 31, 2006 from $5.6 million for the year ended December 31, 2005. The increase was primarily attributable to increases in personnel costs associated with the addition of employees in 2006 and to a lesser extent increased costs related to direct materials and consumable supplies utilized in the research and development process and increased stock compensation expense resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” (“SFAS 123(R)”). Research and development headcount at December 31, 2006 was 61 as compared to 42 at December 31, 2005. As a percentage of revenue, research and development expense increased to 16% in 2006 as compared with 13% in 2005.
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

Segment Results of Operations
Technology Segment
Selected financial data for the year ended December 31, 2007 and 2006 of our Technology Segment is as follows:

	Year Ended December 31,
	2007	2006	Variance ($)	Variance (%)
	(in thousands)
Revenue	$62,436	$52,970	$9,466	18%
Gross profit	$37,864	$32,243	$5,621	17%
Gross margin percentage	61%	61%	0%	N/A
Operating expenses	$38,391	$30,793	$7,598	25%
Net income	$12,330	$3,538	$8,792	249%
Revenue. Total revenue increased 18% to $62.4 million for the year ended December 31, 2007 from $53.0 million in 2006. The increase in revenue was primarily attributable to an increase in system sales and consumable revenue as will as the continued acceptance and utilization of our technology in the marketplace as evidenced by our continued increase in royalty revenue.
A breakdown of revenue in the Technology Segment for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2007	2006

System sales	$23,320	$20,644
Consumable sales	19,197	15,676
Royalty revenue	10,213	8,228
Service contracts	4,431	3,450
Assay revenue	—	—
Other revenue	5,275	4,972

	$62,436	$52,970

The top five customers, by revenue, accounted for 61% of total revenue in 2007. In particular, two customers accounted for 42% of 2007 total technology segment revenue (24% and 18%, respectively). No other customer accounted for more than 10% of total technology segment revenue.
System and peripheral component sales increased 13% to $23.3 million for the year ended December 31, 2007 from $20.6 million for the year ended December 31, 2006. System sales increased to 838 LX systems for 2007 as compared to 718 (717 LX systems and 1 HTS) in the prior year, bringing total system sales to 4,979 as of December 31, 2007.
Consumable sales, comprised of microspheres and sheath fluid, increased 22% to $19.2 million during 2007 from $15.7 million in 2006. We believe the increase is primarily the result of the increased use and acceptance of our technology and the increased installed base of our systems. Partners who reported royalty bearing sales accounted for $16.1 million, or 84%, of total consumable sales for the year ended December 31, 2007. In addition, during 2007 we had 41 bulk purchases of consumables totaling approximately $14.3 million as compared with 31 bulk purchases totaling approximately $10.4 million in the prior year. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to rise.

Royalty revenue increased 24% to $10.2 million for the year ended December 31, 2007 from $8.2 million for the year ended December 31, 2006. We believe this increase is primarily the result of the increased use and acceptance of our technology. For the year ended December 31, 2007, we had 30 commercial partners submit royalties as compared with 32 for the year ended December 31, 2006. Additionally, the 30 partners from whom we recognized $8.2 million in royalties in 2006 represented approximately $9.9 million of the total royalties in 2007, an increase of approximately 21% over their prior year payments. Total royalty bearing sales reported to us by our partners were approximately $167 million for the year ended December 31, 2007 as compared to $132.0 million for the year ended December 31, 2006.
Service contracts, comprised of extended warranty contracts earned ratably over the term of a contract, increased to $4.4 million during 2007 from $3.5 million in 2006. This increase is attributable to increased sales of extended service contracts, which are primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period. At December 31, 2007, we had 799 Luminex systems covered under extended service agreements and $1.8 million in deferred revenue related to those contracts. At December 31, 2006, we had 651 Luminex systems covered under extended service agreements and $1.8 million in deferred revenue related to those contracts.
Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales and grant revenue, increased to $5.3 million for the year ended December 31, 2007 from $5.0 million for the year ended December 31, 2006. The increase was primarily attributable to an increase in grant revenue. Grant revenue increased to $932,000 for the year ended December 31, 2007 from $352,000 for the year ended December 31, 2006. During 2007, we were awarded an additional government grant from the Defense Advanced Research Projects Agency (“DARPA”) in addition to successfully completing grants from DARPA and the Homeland Security Advance Research Projects Agency that we were awarded in 2006. The additional grant from DARPA awarded in 2007 is to develop a multiplex assay system platform which can be employed to quickly determine clinically relevant biological exposure and accurately identify biological agents in the environment. This platform could lead to a high-performance, low-cost and portable instrument with applications in biological agent sensing and military diagnostics. This grant will allow us to accelerate our product development of related commercial products (such as a point-of-care diagnostic instrument) and is specifically designed to shrink both the cost and size of our current instrument. We believe government grants are significant because they help support our R&D efforts, establish our footprint in the Bio-Defense sector and open the door for future grants.
Gross Profit. The gross profit margin rate (gross profit as a percentage of total revenue) was flat at 61% for the year ended December 31, 2007 and 2006. Gross profit, in dollar amount, increased to $37.9 million for the year ended December 31, 2007, as compared to $32.2 million for the year ended December 31, 2006. The flat gross margin rate was primarily attributable to a similar product mix in the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase in gross profit, in dollar amount, was primarily attributable to the overall increase in revenue. Consumables and royalties comprised $29.4 million, or 47%, of revenue for the year ended December 31, 2007 and $23.9 million, or 45%, for the year ended December 31, 2006. We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in partner bulk purchases and absolute number of sales of quarterly system sales.
Operating expenses. Research and development expenses increased to $8.9 million for the year ended December 31, 2007 from $7.5 million for the year ended December 31, 2006. The increase was primarily attributable to increases in personnel costs associated with the addition of employees in 2007. Research and development headcount at December 31, 2007 was 70 as compared to 57 at December 31, 2006. This increase was partially offset by a decrease in costs related to direct materials and consumables utilized in the research and development process. The increase in the number of employees has allowed us to increase our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms. As a percentage of revenue, research and development expense remained flat at 14% in 2007 as compared with 2006.
Selling, general and administrative expenses increased to $29.4 million for the year ended December 31, 2007 from $23.5 million for the comparable period in 2006. The increase was primarily attributable to additional personnel cost associated with the increase in employees to 81 at December 31, 2007 from 70 at December 31, 2006 and to a lesser extent, an increase in stock compensation expense. As a percentage of revenue, selling, general and administrative expenses were 47% in 2007 and 44% in 2006.

Settlement of litigation. The Company settled its pending litigation with RBM on October 15, 2007. As part of the settlement, Luminex received a cash payment of $12.5 million. $11.5 million was recognized as part of net income, while $1.0 million was deferred for licensing rights granted to RBM from Luminex.
Assay Segment
Selected financial data for the year ended December 31, 2007 and 2006 of our Assay Segment is as follows:

	Year Ended December 31,
	2007	2006	Variance ($)	Variance (%)
	(in thousands)
Revenue	$12,574	$19	$12,555	66079%
Gross profit	$8,230	$9	$8,221	91344%
Gross margin percentage	65%	47%	18%	N/A
Operating expenses	$25,121	$2,040	$23,081	1131%
Net loss	$(15,041)	$(2,031)	$(13,010)	641%
Revenue. Revenues were derived from LBG for the twelve months ended December 31, 2007 and 2006 and also from LMD from March 1, 2007 through December 31, 2007.
A breakdown of revenue in the Assay Segment for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2007	2006

System sales	$1,108	$—
Consumable sales	2	—
Royalty revenue	31	—
Service contracts	—	—
Assay revenue	11,323	19
Other revenue	110	—

	$12,574	$19

The top five customers, by revenue, accounted for 64% of total revenue in 2007. In particular, two customers accounted for 46% of 2007 total revenue (33% and 13%, respectively). No other customer accounted for more than 10% of total revenue. Assay revenue consists primarily of kits of which the majority relates to our Cystic Fibrosis products. System sales during the twelve months ended 2007 in the Assay Segment were 24 LX Systems. Other revenue includes contract research and development fees and commercial milestone revenue.
Operating expenses. Research and development expenses increased to $6.4 million for the year ended December 31, 2007 from $1.2 million for the year ended December 31, 2006. The increase in research and development expenses can be primarily attributed to the addition of the acquisition of LMD. LMD contributed approximately 60% of all research and development expenses. The LBG division contributed the remaining 40%. The LBG division research and development expenses increased 117% to $2.6 million primarily as a result of increased activity related to product development.
Selling, general and administrative expenses increased to $9.6 million for the year ended December 31, 2007 from $863,000 for the comparable period in 2006. As previously discussed, the expenses for the twelve months ended December 31, 2007 include expenses related to LBG for the entire twelve months and expenses related to LMD from March 1, 2007, the date of acquisition, to December 31, 2007. The overall increase in selling, general and administrative expenses was primarily attributable to the addition of the LMD division and to a lesser extent increased activity by the LBG and the impact of foreign exchange transaction losses related to foreign currency denominated balances. The LMD division contributed $8.5 million of selling, general and administrative expenses, or 89%. The LBG division contributed the remaining 11%. The LBG division selling, general and administrative expenses increased 36% to $1.1 million primarily as a result of increased headcount.

Gain on settlement of liability. $2.3 million was recognized in the year ended December 31, 2007 related to the settlement of a liability related to the renegotiation of a contract acquired as part of the acquisition of Tm.
We operated under one segment through the end of 2006; therefore, we have not included a 2006 to 2005 comparison by segment.
Liquidity and Capital Resources

	December 31,	December 31,
	2007	2006
Cash and cash equivalents	$27,233	$27,414
Short-term investments	6,944	10,956
Long-term investments	—	7,346

	$34,177	$45,716

At December 31, 2007, we held cash and cash equivalents, and short-term and long-term investments, of $34.2 million and had working capital of $40.8 million. At December 31, 2006, we held cash and cash equivalents, and short-term and long-term investments, of $45.7 million and had working capital of $44.2 million. The purchase price of the Tm acquisition was approximately $49.4 million, including common stock valued at $41.8 million. In connection with closing the acquisition, we paid off $13.2 million of Tm’s debt and related fees and paid transaction expenses of approximately $5.7 million (including $3.6 million of transaction costs included as part of the purchase price and $2.1 million of LMD transaction costs incurred prior to March 1, 2007). Our cash, cash equivalents and investments have been reduced by approximately $11.5 million during the year ended December 31, 2007 due primarily to the $18.9 million of specifically indentified costs associated with the acquisition, our purchase property, plant and equipment of $6.7 million primarily for our manufacturing expansion in preparation for new product offers, expansion of capacity and facility expansion to accommodate our growth, offset by the receipt of $12.5 million in the RBM settlement in the fourth quarter of 2007.
We have funded our operations to date primarily through the issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities. We do not have any investments in asset-backed commercial paper.
Cash provided by operations was $8.4 million for the year ended December 31, 2007. Significant items affecting operating cash flows for the period were our net loss of $2.7 million and adjustments for depreciation and amortization of $5.1 million, the write-off of in-process research and development of $7.4 million, and stock compensation of $6.6 million, offset by an increase in accounts receivable of $3.3 million and a gain on settlement of liability of $2.3 million.
Cash provided by investing was $1.8 million for the year ended December 31, 2007 as compared with cash used in investing of $4.5 million for the year ended December 31, 2006. In 2007, our capital expenditures for property, plant and equipment increased significantly to $6.7 million from $2.6 million in 2006, primarily as a result our manufacturing expansion in preparation for the introduction of new products, expansion of capacity, and facility and ERP expansion to accommodate our growth and LMD. Currently, exclusive of changes in investments, we expect cash used in investing activities to be primarily for purchases of property, plant and equipment and for it to decrease towards historical levels.
Cash used in financing activities was $10.5 million for the year ended December 31, 2007 as compared with cash provided by financing activities of $2.6 million for the year ended December 31, 2006. In 2007, our payments on debt were $12.3 million for Tm debt retired in connection with the acquisition.

We expect research and development expense as a percent of revenue to decrease to between 15% and 20% of total revenue in 2008. While the percent is expected to decrease, we expect research and development expense absolute dollars to scale with the company’s revenue growth as a result of our continuing investment in the research and development pipeline to support our strategy and expanded focus on product and platform development. We do not expect selling, general and administrative expenses in 2008, excluding the impact of foreign exchange on foreign denominated balances, to continue to increase at the same rate as in prior year as management believes it can leverage the current level of expenses to adequately support the ongoing growth of our business.
Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2008. We believe, however, that our existing cash and cash equivalents together with availability under our revolving credit facility as described below are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Based upon our current operating plan and structure, management anticipates total cash use for 2008 to be no more than approximately $5.0 million, giving us an anticipated balance in cash, cash equivalents, short-term and long-term investments at December 31, 2008 of approximately $25.0 million to approximately $30.0 million. Factors that could affect this estimate, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) signing of partnership agreements which include significant up front license fees, and (iv) unanticipated costs associated with, and the negative operating cash flows resulting from, the LMD acquisition. See also the “Safe Harbor Cautionary Statement” and Item 1A. Risk Factors above.
On March 1, 2007, the Company entered into a senior revolving credit facility with JPMorgan Chase Bank, N.A., which provides borrowings of up to a maximum aggregate principal amount outstanding of $15.0 million based on availability under a borrowing base consisting of eligible accounts and inventory. The obligations under the senior revolving credit facility are guaranteed by the wholly-owned domestic subsidiaries of the Company and secured by all of the accounts, equipment inventory and general intangibles (excluding intellectual property) of the Company and the guarantors including the pledge of an intercompany note from LMD and payable to the Company. Loans under the senior credit facility accrue interest on the basis of either a base rate or a LIBOR rate. The base rate is calculated daily and is the greater of (i) prime minus 1.00% and (ii) federal funds rate plus .50%. Borrowings at the LIBOR rate are based on one, two or three month periods and interest is calculated by taking the sum of (i) the product of LIBOR for such period and statutory reserves plus (ii) 1.75%. We pay a fee of 0.125% per annum on the unfunded portion of the lender’s aggregate commitment under the facility. Approximately, $10.6 million is available for borrowing at December 31, 2007.
The senior credit facility contains conditions to making loans, representations, warranties and covenants, including financial covenants customary for a transaction of this type. Financial covenants include (i) a tangible net worth covenant of $25.0 million following the acquisition and (ii) a liquidity requirement of availability not less than the funded debt of the Company and its subsidiaries (including LMD) calculated using the unencumbered cash, cash equivalents and marketable securities of the Company and the guarantors. The senior credit facility also contains customary events of default as well as restrictions on undertaking certain specified corporate actions, including, among others, asset dispositions, acquisitions and other investments, dividends, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens and negative pledges, transactions with affiliates and agreements as to certain subsidiary restrictions and the creation of additional subsidiaries. If an event of default occurs that is not otherwise waived or cured, the lender may terminate its obligations to make loans under the senior credit facility and may declare the loans then outstanding under the senior credit facility to be due and payable. We believe we are currently in compliance with our financial and other covenants under the senior credit facility. As of March 11, 2008, no amounts were outstanding under the senior revolving credit facility.

To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development and deployment of our technologies. There can be no assurance that debt or equity funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing (under our new credit facility or otherwise) could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms.
Contractual Obligations
We currently have approximately $5.9 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage during 2008. The following table reflects the Company’s total current non-cancelable obligations by period (in thousands):

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$4,933	$2,506	$2,237	$190	$—
Non-cancelable purchase obligations (1)	3,194	3,194	—	—	—
Long-term debt obligations (2)	5,725	134	1,401	4,190	—
Capital lease obligations	96	37	59	—	—

Total	$13,948	$5,871	$3,697	$4,380	$—

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

(2)
On December 12, 2003, LMD entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (“Cdn”) $7.3 million relating to the development of several genetic tests. Funds were advanced from Technology Partnerships Canada (“TPC”), a special operating program. The actual payments received by the Company were predicated on eligible expenditures made during the project period which ended July 31, 2006. LMD has received $4.3 million from TPC which is expected to be repaid along with approximately $1.4 million of imputed interest for a total of approximately $5.7 million.

LMD has agreed to repay the TPC funding through a royalty on specific assay revenue related to the funded product development. Royalty payments commenced in 2007 at a rate of 1% of assay revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until April 30, 2015, whichever is earlier. The repayment obligation expires on April 30, 2015 and any unpaid balance will be cancelled and forgiven on that date. Should the term of repayment be shorter than we expect due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” Furthermore, payment reflected in U.S. Dollars is subject to adjustment based upon applicable exchange rates as of the reporting date.

Inflation
We do not believe that inflation has had a direct adverse effect on our operations to date. However, a substantial increase in product and manufacturing costs and personnel related expenses could have an adverse impact on our results of operations in the event these expenses increase at a faster pace than we can increase our system, consumable and royalty rates.
Recently Adopted Accounting Standards
In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. We adopted FIN 48 as of January 1, 2007. (See Note 10)
Recent Accounting Pronouncements
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the FSP). The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. Consequently, FAS 157 will be effective for our fiscal year 2008 for financial assets and liabilities recognized or disclosed in our Consolidated Financial Statements. The deferred provisions of FAS 157 will be effective for our fiscal year 2009. We have evaluated the effects of the initial adoption of FAS 157 for our 2008 fiscal year and do not expect its adoption will have a material impact on our Consolidated Financial Statements. We are currently evaluating the impact, if any, of the entirety of FAS 157 on our fiscal year 2009 Consolidated Financial Statements.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure various assets and liabilities including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective for our fiscal year 2008. We are currently evaluating the impact, if any, of FAS 159 on our Consolidated Financial Statements.
In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R) which replaces FAS No. 141, “Business Combinations”. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for our fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Early adoption of this standard is not permitted. We are currently evaluating the impact, if any, of FAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (FAS 160). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The standard is effective for our fiscal year 2009 and must be applied prospectively. We do not expect that the adoption of FAS 160 will have a material impact on our Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at December 31, 2007 would yield an approximate 10% variance in overall investment return. Due to our intention to hold our investments to maturity, we have concluded that there is no material market risk exposure.
Our revolving credit facility also will be affected by fluctuations in interest rates as it is based on prime minus 1% or the Federal Funds Effective Rate in effect plus 0.50%. As of December 31, 2007, the Company has not drawn on this facility.
Foreign Currency Risk. As of December 31, 2007, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary, LMD, are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands subsidiary are denominated in Euros. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. and Canadian Dollar exchange rates. A 10% change in the Canadian Dollar in relation to the U.S. dollar could result in a foreign exchange impact of approximately $409,000 dollars.
In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rates fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss of $305,000 was included in determining our consolidated results for the year ended December 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Luminex Corporation.
We have audited Luminex Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Luminex Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Luminex Molecular Diagnostics, which is included in the 2007 consolidated financial statements of Luminex Corporation and constituted 54% of total assets as of December 31, 2007 and 16% of revenues for the year then ended. Our audit of internal control over financial reporting of Luminex Corporation also did not include an evaluation of the internal control over financial reporting of Luminex Molecular Diagnostics.
In our opinion, Luminex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luminex Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Luminex Corporation and our report dated March 12, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Luminex Corporation
We have audited the accompanying consolidated balance sheets of Luminex Corporation (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, in 2007 the Company changed its method of accounting for income tax uncertainties. As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for stock based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 12, 2008

LUMINEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$27,233	$27,414
Short-term investments	6,944	10,956
Accounts receivable, (net of allowance for doubtful accounts of $356 and $301 at December 31, 2007 and 2006, respectively)	11,827	8,237
Inventories, net	6,508	4,571
Prepaids and other	856	1,917

Total current assets	53,368	53,095

Property and equipment, net	12,673	4,985
Intangible assets, net	16,919	—
Long-term investments	—	7,346
Goodwill	39,617	—
Other	982	1,270

Total assets	$123,559	$66,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,346	$3,255
Accrued liabilities	6,811	2,905
Deferred revenue	2,410	2,756

Total current liabilities	12,567	8,916

Long-term debt	2,976	—
Deferred revenue	4,536	3,621

Total liabilities	20,079	12,537

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 35,391,211 shares in 2007; 31,678,608 shares in 2006	35	32
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	191,218	139,116
Accumulated other comprehensive loss	(8)	65
Accumulated deficit	(87,765)	(85,054)

Total stockholders’ equity	103,480	54,159

Total liabilities and stockholders’ equity	$123,559	$66,696

See the acompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Revenue	$75,010	$52,989	$42,313
Cost of revenue	28,916	20,737	19,992

Gross profit	46,094	32,252	22,321
Operating expenses:
Research and development	15,383	8,673	5,600
Selling, general and administrative	40,729	24,160	20,217
In-process research and development	7,400	—	—

Total operating expenses	63,512	32,833	25,817

Loss from operations	(17,418)	(581)	(3,496)
Interest expense from long-term debt	(513)	—	—
Other income, net	1,665	2,108	1,174
Settlement of litigation	11,500	—	(322)
Gain on settlement of liability	2,345	—	—
Income (loss) before income taxes	(2,421)	1,527	(2,644)

Income taxes	(290)	(20)	(22)

Net income (loss)	$(2,711)	$1,507	$(2,666)

Net income (loss) per share, basic	$(0.08)	$0.05	$(0.09)

Shares used in computing net income (loss) per share, basic	34,361	31,434	30,990
Net income (loss) per share, diluted	$(0.08)	$0.05	$(0.09)

Shares used in computing net income (loss) per share, diluted	34,361	32,988	30,990
See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,711)	$1,507	$(2,666)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	5,063	1,483	1,048
In-process research and development expense	7,400	—	—
Gain on settlement of liability	(2,345)	—	—
Amortization of deferred stock, restricted stock and stock compensation expense	6,593	5,511	1,675
Imputed interest	—	(13)	(13)
Loss on disposal of assets	88	4	83
Other	268	(15)	9
Changes in operating assets and liabilities:
Accounts receivable, net	(3,255)	(1,657)	(716)
Inventories, net	(129)	(290)	3,369
Other assets	1,019	(1,009)	(332)
Accounts payable	(2,958)	(602)	1,770
Accrued liabilities	(715)	(307)	137
Deferred revenue	75	(566)	2,658

Net cash provided by operating activities	8,393	4,046	7,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(6,325)	(15,064)	(15,450)
Maturities of held-to-maturity securities	17,717	13,175	15,919
Purchase of property and equipment	(6,685)	(2,638)	(2,830)
Acquisition of business, net of cash acquired	(2,686)	—	—
Proceeds from sale of assets	30	45	21
Acquired intangible assets	(10)	—	—
Acquired technology rights	(265)	(25)	—

Net cash provided by (used in) investing activities	1,776	(4,507)	(2,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(12,349)	—	—
Proceeds from issuance of common stock	1,868	2,622	1,180
Other	13	—	—

Net cash (used in) provided by financing activities	(10,468)	2,622	1,180

Effect of foreign currency exchange rate on cash	118	47	106
Change in cash and cash equivalents	(181)	2,208	5,968
Cash and cash equivalents, beginning of year	27,414	25,206	19,238

Cash and cash equivalents, end of year	$27,233	$27,414	$25,206

Interest and penalties paid	1,360	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Purchase of leasehold improvements under trade payable arrangement paid in 2007	$—	$445	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH EFFECT OF ACQUISITIONS:
Purchase price	(49,401)	—	—
Common stock issued	41,754	—	—
Conversion of Tm options and warrants	2,315	—	—
Forgiveness of receivable from acquired company	1,232	—	—
Write-off of acquired technology rights	473	—	—
Cash acquired	940	—	—

Acquisition, net of cash acquired	(2,687)	—	—

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

				Accumulated
	Common Stock		Additional	Other	Deferred		Total
	Number of		Paid-In	Comprehensive	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Compensation	Deficit	Equity
Balance at December 31, 2004	31,169,692	$31	$131,833	$(88)	$(3,335)	$(83,895)	44,546
Exercise of stock options	204,837	1	1,179	—	—	—	1,180
Amortization of deferred stock and stock compensation expense	—	—	(325)	—	312	—	(13)
Issuances of restricted stock, net	307,428	—	2,967	—	(2,967)	—	—
Amortization of restricted stock	—	—	—	—	1,606	—	1,606
Forfeiture of restricted stock	(26,274)		(214)		165		(49)
Net loss		—	—	—		(2,666)	(2,666)
Foreign currency translation adjustment	—	—	—	106	—	—	106

Balance at December 31, 2005	31,655,683	32	135,440	18	(4,219)	(86,561)	44,710
Exercise of stock options	422,499	—	2,622	—	—	—	2,622
Issuances of restricted stock, net of shares withheld for taxes	144,539	—	(242)	—	—	—	(242)
Effect of adoption of FAS 123R	(544,113)	—	(4,220)	—	4,219	—	(1)
Stock compensation	—	—	5,516	—	—	—	5,516
Net income	—	—	—	—	—	1,507	1,507
Foreign currency translation adjustment	—	—	—	47	—	—	47

Balance at December 31, 2006	31,678,608	32	139,116	65	—	(85,054)	54,159
Exercise of stock options	331,754	—	1,868	—	—	—	1,868
Issuances of restricted stock, net of shares withheld for taxes	178,815	—	(425)	—		—	(425)
Shares Exchanged in Tm Acquisition	3,202,034	3	41,751	—	—		41,754
Value of Tm options and warrants traded	—	—	2,315	—	—	—	2,315
Stock compensation	—		6,593				6,593
Net income	—	—	—	—	—	(2,711)	(2,711)
Foreign currency translation adjustment	—	—	—	(73)	—	—	(73)

Balance at December 31, 2007	35,391,211	$35	$191,218	$(8)	$—	$(87,765)	$103,480

LUMINEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Luminex Corporation (the “Company” or “Luminex”) develops, manufactures and sells proprietary biological testing technologies with applications throughout the life sciences industry. The Company’s xMAP® technology, an open architecture, multiplexing technology, allows the Luminex systems to simultaneously perform up to 100 bioassays on a single drop of fluid by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. The Company’s xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.
The acquisition of Tm Bioscience Corporation, or Tm, now known as Luminex Molecular Diagnostics, or LMD, was completed on March 1, 2007; therefore, the results of operations of LMD in our consolidated financial statements only include LMD results since that date.
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
Fair Value of Financial Instruments
The carrying amounts reflected in the balance sheets for cash, cash equivalents, accounts receivable, accounts payable, investments, and long-term debt approximate fair value due to the nature of the instruments.

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
In 2007, two customers each accounted for more than 10% of our total revenues. Bio-Rad Laboratories, Inc. accounted for 20%, 19% and 23% of our total revenues in 2007, 2006 and 2005, respectively. One Lambda, Inc. accounted for 15%, 15% and 16% of our total revenues in 2007, 2006 and 2005, respectively. No other customer accounted for more than 10% of total revenues in 2007, 2006 or 2005.
Inventories
Inventories, consisting primarily of raw materials and purchased components, are stated at the lower of cost, determined using average cost, or market. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.
Property and Equipment
Property and equipment are carried at cost less accumulated amounts for amortization and depreciation. Property and equipment are generally amortized or depreciated on a straight-line basis over the useful lives of the assets, which range from two to seven years. Leasehold improvements and equipment under capital lease are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvements and equipment. The Company classifies the carrying value of Luminex xMAP™ Instruments placed within the reagent rental program and the instruments on loan to customers in Property and equipment as “Assets on loan/rental”.
Intangible Assets
Goodwill represents the excess of the cost over the fair value of the assets of the acquired business. Goodwill is reviewed for impairment at least annually during the fourth quarter. No goodwill impairments were recorded in 2007. Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from 2 to 15 years. The useful lives of the assets acquired as part of the Merger were established as a result of the allocation of fair values at March 1, 2007. We have no intangible assets with indefinite useful lives.
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

Revenue Recognition and Allowance For Doubtful Accounts
Revenue from sales of the Company’s products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is probable. Generally, these criteria are met at the time the product is shipped. If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met. Revenues from royalties related to agreements with strategic partners are recognized when such amounts are reported to the Company; therefore, the underlying end-user sales may be related to prior periods. Revenue from extended service agreements is deferred and recognized ratably over the term of the agreement.
Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.
We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant change in the liquidity or financial position of any one of our significant customers, or a deterioration in the economic environment, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.
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
Research and Development Costs
Research and development costs are generally expensed in the period incurred; however, the Company capitalizes certain internally developed products, used for evaluation during development projects that also have alternative future uses as defined by SFAS 2, “Accounting for Research and Development Costs”. These assets are generally depreciated on a straight-line basis over the useful life of the assets which range from two months to one year. The Company capitalized $122,000 and $643,000 in 2007 and 2006, respectively. Depreciation expense of $305,000, $295,000 and $2,000 was recorded in 2007, 2006 and 2005, respectively. There was $122,000 and $627,000 of capitalized research and development costs included in “other assets” at December 31, 2007 and 2006, respectively.
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

Income Taxes
The Company accounts for income taxes in accordance with the liability method whereby deferred tax assets and liabilities are determined based on differences between the basis for financial reporting purposes and the tax bases of such assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved.
Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires recognition of the impact of a tax position in the Company’s financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.
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
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. See Note 14, “Employee Benefit Plans and Stock-Based Compensation” for further information.
Segment Reporting
Historically the Company had operated as a single segment. Subsequent to the acquisition of LMD, management determined that we have two segments for financial reporting purposes: the Technology Segment and the Assay Segment. See Note 17 — Segment and Geographic Information.
NOTE 2 — BUSINESS COMBINATIONS
Acquisition
On March 1, 2007, the Company completed the acquisition of Tm, a DNA-based research and diagnostics company headquartered in Toronto, Canada. Prior to the acquisition, Tm was one of our strategic partners. All intercompany balances were eliminated upon acquisition. We believe this acquisition is a logical extension of our strategy and that the combined Company will be in a position to take advantage of the complementary strengths of both companies in molecular diagnostics. The acquired company is referred to as LMD and is included in our Assay Segment for financial reporting purposes. The focus of LMD is to design, develop, manufacture and commercialize nucleic-acid based testing products for use in the genetic testing, personalized medicine and infectious disease markets.

Upon the closing of the acquisition, we exchanged 0.06 shares of Luminex common stock for each outstanding Tm share, which resulted in the issuance of approximately 3.2 million shares of Luminex common stock. The value of the approximately 3.2 million common shares issued was determined based on the average market price of our common stock over the period including five days before and after the terms of the acquisition were agreed to and announced in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). We also agreed to assume the 235,732 outstanding Tm options and the 457,912 outstanding warrants according to the applicable Tm plan provisions. At the date of acquisition, these options and warrants were potentially exercisable for approximately 694,000 additional shares of Luminex common stock on an as-converted basis. The estimated fair value of Luminex’ replacement options and warrants was calculated using the Black-Scholes model. In accordance with Statement of Financial Accounting Standards No. 123R, Share-based Payments (“SFAS 123R”), the portion of the estimated fair value of unvested Tm options related to future service (approximately $242,000) was deducted from the purchase price consideration and will be recognized as compensation expense over those awards’ remaining vesting period. As of December 31, 2007, there were 90,592 replacement options outstanding with exercise prices ranging from $11.12 to $44.88 and approximately 413,000 replacement warrants outstanding with exercise prices ranging from $10.11 to $37.18. All of the warrants are exercisable as of December 31, 2007.
Immediately subsequent to the acquisition, we retired approximately $13.2 million of Tm debt, including an approximately $1.0 million contractual penalty, by using existing cash reserves. Under the terms of one of the retired debt instruments, the balance of the note became callable upon the acquisition and was subject to a contractual penalty if either called by the debt holder or prepaid by Tm. The penalty was triggered when the Tm shareholders ratified the acquisition of Tm by Luminex on February 21, 2007. The penalty was recorded by Tm prior to Luminex’ acquisition based on the penalty amount agreed by the debt holder, and was reflected in the opening balance of “Other current liabilities assumed.”
The acquisition was accounted for as a purchase business combination in accordance with SFAS 141. LMD results of operations are included with the Company’s from the date of acquisition, March 1, 2007. The purchase price of the acquisition was approximately $49.4 million, including the issuance of common stock valued at $41.8 million and transaction costs of approximately $3.6 million. The purchase price has been allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition.
Luminex completed the process of allocating fair values for certain tangible and intangible assets and in-process research and development (IPR&D) identified during the acquisition. The acquired intangible assets were allocated to the Assay Segment. The excess purchase price over the fair values of the net tangible assets, identified intangible assets and liabilities was allocated to goodwill. Luminex recorded $39.6 million of goodwill related to the Tm acquisition in our Assay Segment. Goodwill is not expected to be deductible for tax purposes.

The following table summarizes the estimated fair values of net assets at the date of acquisition (in thousands). Certain tangible and intangible assets and liabilities were adjusted to their estimated fair market values upon the final analysis of these values during the fourth quarter. Based on SFAS 141, the following intangible assets evaluated were: trade name (Tag-It), customer list/contracts, technology/trade secrets, and in-process research and development. IPR&D has been recorded at its estimated fair market value and charged to expense in 2007.

Cash	$940
Other current assets	3,157
Other assets	28
Property and equipment	3,518
Purchased intangible assets	18,800
In-process research and development	7,400
Goodwill	39,617

Total assets	$73,460

Current portion of debt assumed	$12,447
Accrued severance assumed	1,945
Other current liabilities assumed	7,148
Long-term debt assumed	2,294
Other long-term liabilities assumed	225

Total liabilities	24,059

Purchase price	$49,401

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
The following table summarizes the pro forma financial information for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	Year Ended
	December 31,
	2007	2006
Revenues	$75,328	$60,361
Net loss	$(8,488)	$(17,792)
Net loss per share, basic and diluted	$(0.25)	$(0.51)

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
NOTE 3 — INVESTMENTS
Held-to-maturity securities as of December 31, 2007 and 2006 consisted of $6.9 million and $18.3 million of federal agency debt securities, respectively. Amortized cost approximates fair value of these investments.
The amortized cost of held-to-maturity debt securities at December 31, 2007 and 2006, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 31,
	2007			2006
		Accrued	Amortized		Accrued	Amortized
	Cost	Interest	Cost	Cost	Interest	Cost
Due in one year or less	$6,944	$38	$6,982	$10,956	$183	$11,139
Due after one year through two years	—	—	—	7,346	84	7,430

	$6,944	$38	$6,982	$18,302	$267	$18,569

NOTE 4 — ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following at December 31 (in thousands):

	2007	2006

Accounts receivable	$12,183	$8,538
Less: Allowance for doubtful accounts	(356)	(301)

	$11,827	$8,237

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2004	$278
Reductions charged to costs and expenses	90
Write-offs of uncollectible accounts	(2)
Recoveries of uncollectible accounts	—

Balance at December 31, 2005	366
Additions charged to costs and expenses	(52)
Write-offs of uncollectible accounts	(13)
Recoveries of uncollectible accounts	—

Balance at December 31, 2006	301
Reductions charged to costs and expenses	—
Write-offs of uncollectible accounts	(1)
Additions due to acquired accounts receivable	56
Recoveries of uncollectible accounts	—

Balance at December 31, 2007	$356

NOTE 5 — INVENTORY, NET
Inventory consisted of the following at December 31 (in thousands):

	2007	2006
Parts and supplies	$3,613	$3,504
Work-in-progress	1,632	555
Finished goods	1,956	932

	7,201	4,991

Less: Allowance for excess and obsolete inventory	(693)	(420)

	$6,508	$4,571

The Company has non-cancelable purchase commitments with certain of its component suppliers in the amount of approximately $3.2 million for 2007. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31 (in thousands):

	2007	2006

Laboratory equipment	$7,686	$4,502
Leasehold improvements	6,089	3,284
Computer equipment	1,944	1,477
Purchased software and intangibles	4,463	2,738
Furniture and fixtures	1,512	574
Assets on loan/rental	1,341	—
Capital lease equipment	115	—

	23,150	12,575
Less: Accumulated amortization and depreciation	(10,477)	(7,590)

	$12,673	$4,985

Depreciation expense was $3.0 million, $1.3 million, and $880,000 for the years ended December 31, 2007, 2006, and 2005, respectively.
NOTE 7 — INTANGIBLE ASSETS
As of December 31, 2007, we had amortized identifiable intangible assets of the following (in thousands except weighted average lives):

	Gross carrying	Accumulated	Weighted
	amount	amortization	average life
Technology/trade secrets	$17,400	$1,570	9
Customer lists/contracts	1,100	61	15
Trade name	300	250	1

Total	$18,800	$1,881

The amortization expense related to purchased intangible assets for the year ended December 31, 2007 was $1.9 million. The estimated aggregate amortization expense for the next five years is as follows (in thousands):

For the year ending
December 31,
2008	2,013
2009	1,963
2010	1,963
2011	1,963
2012	1,963

NOTE 8 — OTHER ASSETS
Other assets consisted of the following at December 31 (in thousands):

	2007	2006

Purchased technology rights (net of accumulated amortization of $108,000 and $416,000 in 2007 and 2006, respectively)	$509	$856
Other	587	531

	1,096	1,387
Less: Current portion	(114)	(117)

	$982	$1,270

For the years ended December 31, 2007 and 2006, the Company recognized amortization expense related to the amortization of these acquired technology rights of approximately $89,000 and $108,000, respectively. Future amortization expense will be $114,000 in 2008, $114,000 in 2009, $114,000 in 2010, $105,000 in 2011, $21,000 in 2012 and $43,000 thereafter.
NOTE 9 — ACCRUED WARRANTY COSTS
Sales of certain of the Company’s systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation or no more than 15 months from the date of shipment. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically.
The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2004	$504
Warranty expenses	(785)
Accrual for warranty costs	632

Accrued warranty costs at December 31, 2005	351
Warranty expenses	(635)
Accrual for warranty costs	595

Accrued warranty costs at December 31, 2006	311
Warranty expenses	(525)
Accrual for warranty costs	473

Accrued warranty costs at December 31, 2007	$259

NOTE 10 — INCOME TAXES
The components of income (loss) before income taxes for the years ended December 31 are as follows:

	2007	2006	2005
Domestic	12,164	1,428	(2,786)
Foreign	(14,585)	99	120

Total	(2,421)	1,527	(2,666)

The components of the provision for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2007	2006	2005
Current:
Federal	$177	$—	$—
Foreign	84	40	22
State	29	(20)	—

Total current	290	20	22

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$290	$20	$22

As of December 31, 2007, the Company had U.S. federal net operating loss carryforwards of approximately $85.8 million and research and development credit carryforwards of approximately $2.5 million that will begin to expire in 2013 if not utilized prior to that time. Due to the taxable income that resulted from the RBM settlement, $8.7 million of our operating loss carryforwards were utilized in 2007. In addition, due to the acquisition of Tm, the Company has Canadian non-capital income tax loss carryforwards of $40.4 million, a scientific research and experimental development pool in Canada of $23.8 million, and investment tax credits in Canada of $4.9 million that will begin to expire in 2009 if not utilized prior to that time Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and research and development credits before utilization.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows (in thousands):

	2007	2006	2005
Deferred tax assets:
Current deferred tax assets
Accrued liabilities and other	$1,061	$775	$645

Gross current deferred tax assets	1,061	775	645
Valuation allowance	(1,059)	(628)	(425)

Net current deferred tax assets	2	147	220
Noncurrent deferred tax assets
Net operating loss and credit carryforwards	54,168	34,155	35,018
Deferred revenue	2,535	2,342	2,562
Depreciation and amoritization	7,902	348	279
Investment basis	—	1,637	1,637
Stock compensation and other	1,981	615

Gross Noncurrent Deferred Tax Assets	66,586	39,097	39,496
Valuation allowance	(60,944)	(39,069)	(39,496)

Net noncurrent deferred tax assets	5,642	28	—

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	—	(147)	(220)

Total current deferred tax liabilities	—	(147)	(220)

Net current deferred tax asset (liability)	$2	$—	$—
Noncurrent deferred tax liabilities
Acquired intangibles	$(5,521)	$—	$—

Total noncurrent deferred tax liabilities	$(5,521)	$—	$—

Net noncurrent deferred tax asset (liability)	$121	$28	$—

Net deferred tax assets (liabilities)	$123	$28	$—

The Company has established a valuation allowance equal to the net deferred tax assets less the federal benefit amount of the Texas margin deferred tax asset of $123,000 due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance increased by approximately $21.8 million during 2007 due to the acquisition of LMD. Approximately $12.0 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred stock compensation expense. As of December 31, 2007, the valuation allowance includes approximately $24.5 million of pre-acquisition deferred tax assets of Tm. To the extent any of these assets are recognized, the adjustment will be applied first to reduce to zero any goodwill related to the acquisition, and then as a reduction to the tax provision.
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
The Company’s provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended December 31,
	2007	2006	2005
Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.6%	(2.7)%	3.0%
Permanent items	(21.2)%	3.3%	(1.4)%
Effect of foreign operations	14.7%	0.5%	0.0%
Research and incentive tax credit generated	35.8%	(22.0)%	0.0%
Canadian tax rate change	(64.8)%	0.0%	0.0%
Deferred assets not benefited	(11.4)%	(11.7)%	(36.4)%

	(9.3)%	1.4%	(0.8)%

On January 1, 2007, the Company adopted the provisions of FIN No. 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain.
Prior to January 1, 2007, the impact of an uncertain tax position that did not create a difference between the financial statement basis and the tax basis of an asset or liability was included in our income tax provision if it was probable the position would be sustained upon audit. The benefit of any uncertain tax position that was temporary was reflected in our tax provision if it was more likely than not that the position would be sustained upon audit. Prior to the adoption of FIN 48, we recognized interest expense based on our estimates of the ultimate outcomes of the uncertain tax positions.
Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, under FIN 48, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions.
As of the date of adoption of FIN 48 and at December 31, 2007, all of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance. In the United States, the federal income tax returns for years after 1996 are open and in Canada, the federal income tax returns for years after 2003 are open. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. Reserves for interest and penalties are not significant. The Company does not expect significant changes in the aggregate amount of unrecognized tax benefits that may occur within the next twelve months.
NOTE 11 — LONG-TERM DEBT
On December 31, 2007, long-term debt consisted of a loan payable to Technology Partnership Canada (“TPC”) valued at $3.0 million and the related short term interest payable of $134,000.
On December 12, 2003, Tm entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (“Cdn”) $7.3 million relating to the development of several genetic tests. Funds were advanced from Technology Partnerships Canada (“TPC”), a special operating program. The actual payments received by the Company were predicated on eligible expenditures made during the project period which ended July 31, 2006. As of December 31, 2007, the Company had received $4.4 million from TPC which is expected to be repaid along with approximately $1.3 million of imputed interest for a total of approximately $5.7 million.

Tm agreed to repay the TPC funding through a royalty on specific assay revenue related to the funded product development. This liability was assumed by the Company as part of the acquisition and the liability was recorded at fair value as the date of acquisition. This liability is subject to adjustments for foreign currency translation effects as it is a foreign currency denominated balance. Royalty payments commenced in 2007 at a rate of 1% of assay revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until April 30, 2015, whichever is earlier. The repayment obligation expires on April 30, 2015 and any unpaid balance will be cancelled and forgiven on that date. Should the term of repayment be shorter than we expect due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated.
Estimated principal repayments on the debt for the next five years and thereafter are as follows (in thousands):

2008	$134
2009	531
2010	870
2011	1,948
2012	2,242
Thereafter	—

$5,725
Less: Amount representing implied interest	(1,345)

Total principal repayments	$4,380
Revaluation of debt	(1,404)

$2,976

In 2007, the Company had imputed interest expense related to its long-term debt of $201,000. The effective interest rate was 6.65% as of December 31, 2007.
NOTE 12 — NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net (loss) income	$(2,711)	$1,507	$(2,666)

Denominator:
Denominator for basic net income (loss) per share - weighted average common stock outstanding	34,361	31,434	30,990
Effect of dilutive securities:
Stock options and awards	—	1,554	—

Denominator for diluted net income (loss) per share - weighted average shares outstanding - diluted	34,361	32,988	30,990

Basic net income (loss) per share	$(0.08)	$0.05	$(0.09)
Diluted net income (loss) per share	$(0.08)	$0.05	$(0.09)

Restricted stock awards (RSAs) and stock options to acquire $1.1 million, 658,000, and 1.7 million shares for the years ended December 31, 2007, 2006 and 2005, respectively, were excluded from the computations of diluted EPS because the effect of including the RSAs and stock options would have been anti-dilutive.
NOTE 13 — STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/ LOSS
Preferred Stock
The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders. At December 31, 2007 and 2006, there was no preferred stock issued and outstanding.
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
Comprehensive Income/Loss
The Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation. Comprehensive loss for the year ended December 31, 2007 was approximately $2.8 million and comprehensive income for the year ended December 31, 2006 was approximately $1.6 million.
NOTE 14 — EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Stock-Based Compensation
At December 31, 2007, the Company has two stock-based employee compensation plans pursuant to which grants may be made, the 2006 Equity Incentive Plan (the “Equity Incentive Plan”) and the 2006 Management Stock Purchase Plan (the “MSPP”) which were approved at our Annual Meeting on May 25, 2006. No further grants shall be made pursuant to the 1996 Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”), the 2001 Broad-Based Stock Option Plan (the “2001 Plan”), or the Tm Bioscience Corporation Share Option Plan (the “Tm Plan”) that the Company assumed in connection with the Tm acquisition. The Tm Plan governs the former Tm options which were exchanged for options to purchase shares of Luminex common stock in connection with the acquisition. Prior to January 1, 2006, the Company accounted for its plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Pursuant thereto, compensation costs related to employee stock options granted at fair value under those plans were not recognized in the consolidated statements of income. Compensation costs related to RSAs and stock options granted below fair value were recognized in the consolidated statements of income.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method.

Equity Incentive Plans
Under the Company’s Equity Incentive Plan, 1996 Plan, 2000 Plan, 2001 Plan, and the Tm Plan, certain employees, consultants and non-employee directors have been granted RSAs, restricted share units (RSUs) and options to purchase shares of common stock. The options, RSAs, and RSUs generally vest in installments over a four to five year period, and the options expire either five or ten years after the date of grant. Under the Equity Incentive Plan, certain employees, directors of, and consultants to the Company are eligible to be granted RSAs, RSUs, and options to purchase common stock. The MSPP provides for the granting of rights to defer an elected percentage of their bonus compensation through the purchase of restricted shares of the Company’s common stock, discounted by 20%, to certain officers of the Company. As of December 31, 2007, there were 858,000 shares authorized for future issuance under the Company’s Equity Incentive Plan and 500,000 shares eligible for purchase, pursuant to the terms and conditions thereof, under the MSPP.
In connection with the Tm acquisition, warrants for the purchase of Tm common stock were converted to the right to acquire shares of Luminex common stock. There are currently outstanding warrants to purchase up to approximately 413,000 shares of Luminex common stock with a weighted average exercise price of $20.95 per share expiring on or before November 2011.
The Equity Incentive Plan, the MSPP, the 1996 Plan, the 2000 Plan, the 2001 Plan, and the Tm Plan are administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to determine the terms and conditions under which awards will be granted from the Equity Incentive Plan, including the number of shares, vesting schedule and term, as applicable. Any option award exercise prices, as set forth in the Equity Incentive Plan, will be equal to the fair market value on the date of grant. Under certain circumstances, the Company may repurchase previously granted RSAs and RSUs.
On March 25, 2007, the Compensation Committee approved an amendment to the restricted stock agreement, dated May 17, 2004 (the “Restricted Stock Agreement”), of our CEO, Patrick J. Balthrop. The Company and Mr. Balthrop initially entered into the Restricted Stock Agreement in connection with the hiring of Mr. Balthrop as the President and Chief Executive Officer of the Company. The Restricted Stock Agreement provided for the grant of 200,000 restricted shares, which would vest in portions based on the attainment of certain performance goals related to Company revenue, earnings and stock price. If the goals provided for in the Restricted Stock Agreement were not achieved by the end of the fifth anniversary of the date of the Restricted Stock Agreement, all non-vested shares would be forfeited. The amendment provides for the automatic vesting of all unvested restricted shares immediately prior to the fifth anniversary of the date of the Restricted Stock Agreement, to the extent any or all of the performance measures have not been previously achieved. Mr. Balthrop’s 200,000 share restricted stock award, as amended, has market, service or performance criteria for vesting of all shares. We have assumed that vesting will occur at the end of the five years based on achievement of the service criteria so all expense is being amortized straight-line over the five-year period from May 17, 2004 through 2009. Pursuant to the amendment to this award, the award was revalued to the market price on the date of amendment of $14.39. This resulted in additional expense to the Company of approximately $356,000 of which approximately $257,000 was recognized in 2007 and approximately $99,000 of which will be recognized pro-rata over the remaining term of the award.
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
In accordance with SFAS 123(R), the Company evaluates the assumptions used in the Black-Scholes model on an annual basis using a consistent methodology for computing expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility. The expected term is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options. The estimate of risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield. The assumptions used are summarized in the following table:

	2007	2006	2005

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.5	0.6	0.6
Risk-free rate of return	5.0%	5.0%	5.0%
Expected life	4 yrs.	6 yrs.	7 yrs.
Weighted average fair value at grant date	$4.70	N/A [1]	$4.68

[1]	No stock options were issued to employees during this period.
As part of the requirements of SFAS 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is based on historical forfeiture performance and will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.
The Company’s stock option activity for the year ended December 31, 2007 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Options	(in thousands)	Price	Life	(in thousands)
Outstanding at December 31, 2006	3,163	$9.76
Granted	823	20.91
Exercised	(332)	5.63
Cancelled or expired	(210)	23.86

Outstanding at December 31, 2007	3,444	$11.96	4.88	19,865

Vested at December 31, 2007 and expected to vest	3,437	$11.95	4.87	19,837

Exercisable at December 31, 2007	3,186	$11.83	4.67	18,873
During the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of stock options exercised was $3.2 million, $4.3 million, and $799,000, respectively, and the total fair value of stock options that vested was $2.8 million, $2.5 million and $4.1 million, respectively. The Company had $1.5 million of total unrecognized compensation costs related to stock options at December 31, 2007 that are expected to be recognized over a weighted-average period of 1.7 years.

The Company’s stock option activity for the years ended December 31, 2006 and 2005 is as follows:

		Weighted Average
	Shares	Exercise Price

Options outstanding, December 31, 2004	4,066	$9.76
Granted	53 [1]	$7.48
Exercised	(205)	$5.76
Surrendered	(156)	$12.32

Options outstanding, December 31, 2005	3,758	$9.85
Granted	—	—
Exercised	(423)	$6.22
Surrendered	(172)	$20.39

Options outstanding, December 31, 2006	3,163	$9.76

[1]	This number has been adjusted to include options that were granted in the period, but previously reflected as available for future issuance.
The Company’s restricted share activity for the year ended December 31, 2007 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2006	798	$13.54
Granted	776	13.23
Vested	(209)	13.48
Cancelled or expired	(32)	13.53

Non-vested at December 31, 2007	1,333	$13.37
As of December 31, 2007, there was $13.8 million of unrecognized compensation cost related to RSAs and RSUs. That cost is expected to be recognized over a weighted average-period of 3.3 years. The total fair value of shares vested during the year ended December 31, 2007, 2006 and 2005 was $2.8 million, $1.5 million, and $437,000, respectively.
RSAs may be granted at the discretion of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2007, the Company awarded 776,359 shares of restricted common stock, which had a fair value at the date of grant ranging from $12.43 — $14.39. During the year ended December 31, 2006, the Company awarded 426,458 shares of restricted common stock, which had a fair value at the date of grant ranging from $11.91 - $19.13. During the year ended December 31, 2005, the Company awarded 307,428 shares of restricted common stock, which had a fair value at the date of grant ranging from $7.53 — $10.40. Compensation under these restricted stock awards was charged to expense over the restriction period and amounted to $4.4 million, $2.8 million and $1.6 million in 2007, 2006 and 2005, respectively.
There were no significant stock compensation costs capitalized into assets as of December 31, 2007.

The Company received $1.9 million, $2.6 million, and $1.2 million for the exercise of stock options during the year ended December 31, 2007, 2006 and 2005, respectively. Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan, 2000 Plan and 2001 Plan from reserves upon the exercise of stock options and vesting of RSAs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under these plans.
The following are the stock-based compensation costs recognized in the Company’s consolidated statements of income (in thousands):

	Year Ended December 31,
	2007	2006	2005
Cost of revenue	$380	$318	$81
Research and development	810	594	116
Selling, general and administrative	5,403	4,599	1,478

Stock-based compensation costs reflected in net income (loss)	$6,593	$5,511	$1,675
As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s stock option plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands):

Year Ended
December 31,
2005

Net loss, as reported	$(2,666)
Add: Stock-based employee compensation expense included in reported net loss	1,575
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,834)

Pro forma net loss	$(5,925)

Earnings per share
Basic and Diluted - as reported	$(0.09)
Basic and Diluted - pro forma	$(0.19)

Reserved Shares of Common Stock
At December 31, 2007 and 2006, the Company had reserved 4,801,687 and 5,389,865 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, RSUs, purchase of common stock pursuant to the MSPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summarizes the reserved shares by plan as of December 31, 2007:

	Options / Warrants	Shares Available	Total Shares
	Outstanding	for Future Issuance	Reserved
1996 Plan	20,400	—	20,400
2000 Plan	1,665,118	—	1,665,118
2001 Plan	625,412	—	625,412
2006 Equity Incentive Plan	129,173	858,006	987,179
2006 Mangement Stock Purchase Plan	—	500,000	500,000
Tm Plan	90,592	—	90,592
Other *	912,986	—	912,986

	3,443,681	1,358,006	4,801,687

*	Balthrop Option and Tm Warrants
Employee Savings Plans
Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2007, 2006 and 2005, each employee could contribute a percentage of compensation up to a maximum of $15,500, $15,000 and $14,000 per year, respectively, with the Company matching 50% of each employee’s contributions. The Company’s contributions for 2007, 2006 and 2005 were $543,000, $435,000 and $345,000, respectively.
NOTE 15 — COMMITMENTS AND CONTINGENCIES
Lease Arrangements
The Company has operating leases related primarily to its office and manufacturing facilities with original lease periods up to 10 years. Rental and lease expense for these operating leases for the years 2007, 2006 and 2005 totaled approximately $1.2 million, $995,000 and $842,000, respectively.
Minimum annual lease commitments as of December 31, 2007 under non-cancelable leases for each of the next five years and in the aggregate were as follows (in thousands):

2008	$2,506
2009	1,652
2010	585
2011	134
Thereafter	56

Total	$4,933

These non-cancelable lease commitments related to facilities include certain rent escalation provisions which have been included in the minimum annual rental commitments shown above. These amounts are recorded to expense on a straight-line basis over the life of the lease. In addition, some of the Company’s leases contain options to renew the lease for five to ten years at the then prevailing market rental rate, right of first refusal to lease additional space that becomes available, or leasehold improvement incentives

Non-Cancelable Purchase Commitments
As of December 31, 2007 the Company had approximately $3.2 million in purchase commitments with several of its inventory suppliers. These commitments require delivery of minimum amounts of components throughout 2008. None of the Company’s current commitments extend past 2008.
Employment Contracts
The Company has entered into employment contracts with certain of its key executives. Generally, certain amounts may become payable in the event the Company terminates the executives’ employment without cause or the executive resigns for good reason.
Gain on Settlement of Liability
The Company has renegotiated a contract acquired as part of the acquisition of Tm Bioscience. As part of the contract renegotiation there was a settlement of a liability of $2.3 million which we have recorded as a gain on settlement of liability.
Legal Proceedings
On January 16, 2008, Luminex Corporation and Luminex Molecular Diagnostics, Inc. were served with a complaint, filed by The Research Foundation of the State University of New York (“SUNY”) in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. On February 9, 2008, Luminex and LMD filed an answer to this complaint denying all claims brought by SUNY.
Unfunded Credit Facility
On March 1, 2007, the Company entered into a senior revolving credit facility with JPMorgan Chase Bank, N.A., which provides borrowings of up to a maximum aggregate principal amount outstanding of $15.0 million based on availability under a borrowing base consisting of eligible accounts and inventory. The obligations under the senior revolving credit facility are guaranteed by the wholly-owned domestic subsidiaries of the Company and secured by all of the accounts, equipment inventory and general intangibles (excluding intellectual property) of the Company and the guarantors including the pledge of an intercompany note from LMD and payable to the Company. Loans under the senior credit facility accrue interest on the basis of either a base rate or a LIBOR rate. The base rate is calculated daily and is the greater of (i) prime minus 1.00% and (ii) federal funds rate plus .50%. Borrowings at the LIBOR rate are based on one, two or three month periods and interest is calculated by taking the sum of (i) the product of LIBOR for such period and statutory reserves plus (ii) 1.75%. We pay a fee of 0.125% per annum on the unfunded portion of the lender’s aggregate commitment under the facility. Approximately, $10.6 million is available for borrowing at December 31, 2007.
The senior credit facility contains conditions to making loans, representations, warranties and covenants, including financial covenants customary for a transaction of this type. Financial covenants include (i) a tangible net worth covenant of $25.0 million following the acquisition and (ii) a liquidity requirement of availability not less than the funded debt of the Company and its subsidiaries (including LMD) calculated using the unencumbered cash, cash equivalents and marketable securities of the Company and the guarantors. The senior credit facility also contains customary events of default as well as restrictions on undertaking certain specified corporate actions, including, among others, asset dispositions, acquisitions and other investments, dividends, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens and negative pledges, transactions with affiliates and agreements as to certain subsidiary restrictions and the creation of additional subsidiaries. If an event of default occurs that is not otherwise waived or cured, the lender may terminate its obligations to make loans under the senior credit facility and may declare the loans then outstanding under the senior credit facility to be due and payable. We believe we are currently in compliance with our financial and other covenants under the senior credit facility. As of December 31, 2007, no amounts were outstanding under the senior revolving credit facility.

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
NOTE 17 — SEGMENT AND GEOGRAPHIC INFORMATION
The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, is Luminex’s Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and projections. Our reporting segments reflect the nature of the products offered to customers and the markets served and are comprised of the following:
Technology Segment — represents our base business and consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items.
Assay Segment — consists of LBG and LMD and is primarily involved in the development and sale of assays on xMAP technology for use on Luminex’s installed base of systems.
Intersegment sales are recorded at fixed prices which approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings.
Following is selected information for the year ended December 31, 2007 or as of December 31, 2007 (in thousands), with recognition that the LMD impact is only for the period of March 1, 2007 through December 31, 2007:

	Technology	Assay	Intersegment
	Segment	Segment	Eliminations	Consolidated

Revenues from external customers	$65,912	$12,642	$(3,544)	$75,010

Intersegment revenue	3,476	68	(3,544)	(3,544)

Depreciation and amortization	2,241	3,049	(227)	5,063

Segment profit (loss)	15,651	(18,236)	(126)	(2,711)

Segment assets	139,010	65,635	(81,086)	123,559

The assay segment net loss for 2007 includes two significant non-cash items: (i) the write off of $7.4 million of IPR&D and (ii) the $2.3 million gain on settlement of liability. The table below provides information regarding long-term assets and product revenues from our sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	Sales to Customers			Long-Term Assets
	2007	2006	2005	2007		2006	2005

Domestic	$63,591	$40,823	$32,844	10,863		6,042	4,234
Foreign:
Europe	7,835	5,760	5,310	501		173	151
Asia	739	2,870	1,123	—		—	—
Canada	846	2,157	2,061	58,676	(1)	—	—
Other	1,999	1,379	975	—		—	—

	$75,010	$52,989	$42,313	$70,040		$6,215	$4,385

(1)	$39,617 of the $58,676 represents goodwill from the acquisition of LMD.
NOTE 18 — SETTLEMENT OF LITIGATION
The Company settled its pending litigation with Rules Based Medicine, Inc. (“RBM”) on October 15, 2007. As part of the settlement, Luminex received a cash payment of $12.5 million. The cash payment was made by RBM in exchange for resolution of the dispute between the companies regarding Biophysical Corporation as well as the retirement of Luminex’ stock ownership in RBM and the grant of certain additional licensing rights from Luminex. All other terms of the agreement are confidential. The parties formally dismissed the lawsuit on October 24, 2007, as required by the settlement agreement. We recorded $11.5 million of the $12.5 million payment in the fourth quarter as a gain on settlement of litigation. The remaining $1.0 million has been deferred related to the license agreement with RBM and will be recognized over the term of the license agreement.
NOTE 19 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the FSP). The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. Consequently, FAS 157 will be effective for our fiscal year 2008 for financial assets and liabilities recognized or disclosed in our Consolidated Financial Statements. The deferred provisions of FAS 157 will be effective for our fiscal year 2009. We have evaluated the effects of the initial adoption of FAS 157 for our 2008 fiscal year and do not expect its adoption will have a material impact on our Consolidated Financial Statements. We are currently evaluating the impact, if any, of the entirety of FAS 157 on our fiscal year 2009 Consolidated Financial Statements.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure various assets and liabilities including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective for our fiscal year 2008. We are currently evaluating the impact, if any, of FAS 159 on our Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R) which replaces FAS No. 141, “Business Combinations”. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for our fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Early adoption of this standard is not permitted. We are currently evaluating the impact, if any, of FAS 141R on our Consolidated Financial Statements.
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (FAS 160). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The standard is effective for our fiscal year 2009 and must be applied prospectively. We do not expect that the adoption of FAS 160 will have a material impact on our Consolidated Financial Statements.

SELECTED QUARTERLY RESULTS (UNAUDITED)
The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenue	$16,607	$17,548	$19,353	$21,501
Gross profit	10,429	10,337	12,017	13,310
Income (loss) from operations	(372)	(12,244)	(1,858)	(2,943)
Net income (loss)	136	(12,056)	(1,852)	11,061
Basic income (loss) per share	0.00	(0.34)	(0.05)	0.31
Diluted income (loss) per share	0.00	(0.34)	(0.05)	0.30

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenue	$12,997	$13,268	$12,514	$14,210
Gross profit	8,260	7,660	7,782	8,550
Income (loss) from operations	113	(267)	(435)	7
Net income	526	271	111	599
Basic income (loss) per share	0.02	0.01	0.00	0.02
Diluted income (loss) per share	0.02	0.01	0.00	0.02

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Luminex Molecular Diagnostics, which is included in the 2007 consolidated financial statements of Luminex Corporation and constituted 54% of total assets as of December 31, 2007 and 16% of revenues for the year then ended.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on their assessment of the effectiveness of the Company’s internal control over financial reporting, which is provided at Item 8, page 50.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the caption “Proposal 1 — Election of Directors” and to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2008 annual meeting of stockholders to be held on or about May 22, 2008 (the “Proxy Statement”). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 20, 2008.
Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Item 4 of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation and Related Matters.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2007, certain information with respect to shares of the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to	Weighted-Average	Under Equity Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities Reflected
Plan Category	of Outstanding Options	Outstanding Options	in Column (A)) (1)
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,814,691	$10.75	1,358,006

			`
Equity compensation plans not approved by security holders (2)	1,628,990	$13.30	—

Total	3,443,681		1,358,006

(1)
In February 2001, our Board of Directors approved the 2001 Broad-Based Stock Option Plan (the “2001 Plan”), a non-stockholder approved plan, for grants of stock options to employees who are not directors or officers of the Company. Options may be granted to such employees at not less than 100% of the fair market value of the common stock on the date of grant. The options become exercisable in whole or in such installments as determined by the Board of Directors and generally expire 10 years after the grant date. Since approval of the Equity Incentive Plan in May 2006, no securities are available for future issuances under this plan. For additional information regarding the Company’s 2001 Plan see Note 14 to the Consolidated Financial Statements.

(2)
Includes shares issuable upon the exercise of options granted under the Tm Bioscience Corporation Share Option Plan assumed by Luminex in connection with the acquisition of Tm Bioscience. These options have a weighted average exercise price of $21.54. No further grants will be made pursuant to this plan. Also includes option to purchase 500,000 shares of the Company’s common stock issued to Patrick J. Balthrop, Sr. on May 15, 2004, in connection with his hiring and outside of any stockholder approved equity incentive plan. The terms of this option, together with the amendment to the related option agreement, are more fully described in Note 14 to the Consolidated Financial Statements.

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

2.1
Merger Agreement, dated December 14, 2006, by and between the Company and Tm Bioscience Corporation (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 15, 2006).

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

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.11#
Form of Amended and Restated Employment Agreement between the Company and each of Randel S. Marfin and Oliver H. Meek (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.12#
Form of Indemnification Agreement dated May 22, 2002 between the Company and each of the directors and officers of the Company (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.13
Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.14
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

10.16
Sublease Agreement dated as of May 2, 2002 by and between the Company and American Innovations, Ltd., for facilities situated at 12112 Technology Boulevard, Austin, Texas 78727 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.17#
Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2003).

10.18#
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

10.20#
Employment Agreement effective as of October 25, 2004, by and between Luminex Corporation and Gregory J. Gosch (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 22, 2004).

10.21#
Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 23, 2005).

10.22#
Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.23#
Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 17, 2004).

10.24#	2006 Executive Officer Compensation Summary (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.25#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.26#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.27#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 25, 2006).

10.28#	Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 25, 2006).

10.29#	Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 25, 2006).

10.30#	Luminex Corporation 2006 Management Stock Purchase Plan (Previously filed as Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006).

10.31
Credit Agreement, dated March 1, 2007, by and between the Luminex Corporation and JPMorgan Chase Bank, N.A. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 1, 2007).

10.32#
Employment Agreement effective as of February 7, 2007, by and between Luminex Corporation and John C. Carrano (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.33#
Employment Agreement effective as of March 1, 2007, by and between Luminex Corporation, Tm Bioscience and Jeremy Bridge-Cook (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.34#	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.35#
Amendment to Restricted Stock Agreement, dated as of March 25, 2007, by and between Luminex Corporation and Patrick J. Balthrop, Sr. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.36#
Amendment to Luminex Corporation 2000 Amended and Restated Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.37#
Amendment to Luminex Corporation 2001 Broad-Based Stock Option Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.38#
Amendment to Luminex Corporation 2006 Management Stock Purchase Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.39#
Amendment to Luminex Corporation 2006 Equity Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.40#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.41#
Employment Agreement, dated as of July 16, 2007, by and between Luminex Corporation and Douglas C. Bryant (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed July 18, 2007).

10.42#
Employment Agreement, effective as of September 30, 2007, by and between Luminex Corporation and James W. Jacobson (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 19, 2007).

21.1	Subsidiaries of the Company.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated in the signature page of this report).

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.

+
Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act and Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

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

S-1

SIGNATURES	TITLE	DATE

/s/ Patrick J. Balthrop Patrick J. Balthrop	President and Chief Executive Officer, Director (Principal Executive Officer)	March 14, 2008

/s/ Harriss T. Currie Harriss T. Currie	Chief Financial Officer, Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008

/s/ Robert J. Cresci Robert J. Cresci	Director	March 14, 2008

/s/ Thomas W. Erickson Thomas W. Erickson	Director	March 14, 2008

/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director	March 14, 2008

/s/ Jay B. Johnston Jay B. Johnston	Director	March 14, 2008

/s/ Jim D. Kever Jim D. Kever	Director	March 14, 2008

/s/ G. Walter Loewenbaum II G. Walter Loewenbaum II	Chairman of the Board of Directors Director	March 14, 2008

/s/ Kevin M. McNamara Kevin M. McNamara	Director	March 14, 2008

/s/ J. Stark Thompson J. Stark Thompson	Director	March 14, 2008

/s/ Gerard Vaillant Gerard Vaillant	Director	March 14, 2008

S-2

EXHIBIT INDEX

Exhibit
No.	Description
21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.