Form 10-Q
period 2008-03-31
LUMINEX CORP
filed 2008-05-09
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
(512) 219-8020
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 36,815,398 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on May 2, 2008.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,360	$27,233
Short-term investments	7,924	6,944
Accounts receivable, net	11,769	11,827
Inventory, net	7,437	6,508
Other	1,201	856

Total current assets	54,691	53,368

Property and equipment, net	12,423	12,673
Intangible assets, net	16,378	16,919
Goodwill	39,617	39,617
Other	900	982

Total assets	$124,009	$123,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,665	$3,346
Accrued liabilities	4,838	6,811
Deferred revenue and other	2,927	2,410

Total current liabilities	11,430	12,567
Long-term debt	3,566	2,976
Deferred revenue and other	4,638	4,536

Total liabilities	19,634	20,079

Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	193,223	191,218
Accumulated other comprehensive gain	48	(8)
Accumulated deficit	(88,931)	(87,765)

Total stockholders’ equity	104,375	103,480

Total liabilities and stockholders’ equity	$124,009	$123,559

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)

Revenue	$23,012	$16,607

Cost of revenue	7,755	6,251

Gross profit	15,257	10,356

Operating expenses:

Research and development	4,431	2,705

Selling, general and administrative	12,094	8,023

Total operating expenses	16,525	10,728

Loss from operations	(1,268)	(372)

Interest expense from long-term debt	(135)	(84)

Other income, net	320	606

Income taxes	(83)	(14)

Net (loss) income	$(1,166)	$136

Net (loss) income per share, basic	$(0.03)	$0.00

Shares used in computing net (loss) income per share, basic	35,422	31,970

Net (loss) income per share, diluted	$(0.03)	$0.00

Shares used in computing net (loss) income per share, diluted	35,422	33,077
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Operating activities:
Net (loss) income	$(1,166)	$136
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,656	540
Stock-based compensation	1,729	1,507
Loss on disposal of assets	—	54
Foreign currency translation and other	471	1
Changes in operating assets and liabilities:
Accounts receivable, net	51	(1,077)
Inventory, net	(929)	(32)
Prepaids and other	(294)	340
Accounts payable	290	(1,554)
Accrued liabilities	(2,381)	(3,126)
Deferred revenue	625	360

Net cash provided by (used in) operating activities	52	(2,851)

Investing activities:
Net purchases of held-to-maturity investments	(981)	7,525
Purchase of property and equipment	(787)	(1,605)
Acquisition of business, net of cash acquired	—	(1,991)

Net cash (used in) provided by investing activities	(1,768)	3,929

Financing activities:
Payments on debt	—	(12,227)
Proceeds from issuance of common stock	808	14

Net cash provided by (used in) financing activities	808	(12,213)

Effect of foreign currency exchange rate on cash	35	(84)
Change in cash and cash equivalents	(873)	(11,219)
Cash and cash equivalents, beginning of period	27,233	27,414

Cash and cash equivalents, end of period	$26,360	$16,195

Supplemental disclosure of cashflow information:
Interest and penalties paid	$2	$1,081

Supplemental disclosure of non-cash effect of acquisitions:
Purchase price	$—	$(47,001)
Common stock issued	—	41,755
Conversion of Tm options and warrants	—	2,315
Cash acquired	—	940

Acquisition, net of cash acquired	$—	$(1,991)

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Certain items in prior financial statements have been reclassified to conform to the current presentation.
The Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation. Comprehensive loss for the three months ended March 31, 2008 was approximately $1.1 million and comprehensive income for the three months ended March 31, 2007 was approximately $56,000.
The Company has two segments for financial reporting purposes: the Technology Segment and the Assay Segment. See Note 6 — Segment Information.
The acquisition of Tm Bioscience Corporation, now known as Luminex Molecular Diagnostics or LMD, was completed on March 1, 2007; therefore, the results of operations in our consolidated financial statements only include results from LMD since this date.
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
The following table summarizes the pro forma financial information (in thousands, except per share amounts):

Three Months Ended
March 31, 2007
Revenues	$16,926
Net loss	$(6,241)
Net income loss per share, basic and diluted	$(0.18)

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 2 — INVESTMENTS
Held-to-maturity securities as of March 31, 2008 consisted of $7.9 million of federal agency debt securities. Amortized cost approximates fair value of these investments.
The amortized costs of held-to-maturity debt securities at March 31, 2008, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Accrued	Amortized
	Cost	Interest	Cost
Due in one year or less	$7,924	$80	$8,004

	$7,924	$80	$8,004

NOTE 3 — INVENTORY, NET
Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Parts and supplies	$3,817	$3,613
Work-in-progress	1,993	1,632
Finished goods	2,256	1,956

	8,066	7,201

Less: Allowance for excess and obsolete inventory	(629)	(693)

	$7,437	$6,508

NOTE 4 — EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic and diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net (loss) income	$(1,166)	$136

Denominator:
Denominator for basic net (loss) income per share — weighted average common stock outstanding	35,422	31,970
Dilutive common stock equivalents — common stock options and awards	—	1,107

Denominator for diluted net (loss) income per share — weighted average common stock outstanding and dilutive common stock equivalents	35,422	33,077

Basic net (loss) income per share	$(0.03)	$0.00
Diluted net (loss) income per share	$(0.03)	$0.00
Restricted stock awards, or RSAs, and stock options to acquire 2.3 million and 1.1 million shares, respectively, for the three months ended March 31, 2008 and 2007 were excluded from the computations of diluted EPS because the effect of including the RSAs and stock options would have been anti-dilutive.
NOTE 5 — STOCK-BASED COMPENSATION
The Company’s stock option activity for the quarter ended March 31, 2008 is as follows:

		Weighted
		Average
	Shares	Exercise
Stock Options	(in thousands)	Price
Outstanding at December 31, 2007	3,444	$11.96
Granted	—	—
Exercised	(93)	8.73
Cancelled or expired	(2)	23.70

Outstanding at March 31, 2008	3,349	$12.04
The Company had $1.1 million of total unrecognized compensation costs related to stock options at March 31, 2008 that are expected to be recognized over a weighted-average period of 1.7 years.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s restricted shares activity for the quarter ended March 31, 2008 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2007	1,333	$13.37
Granted	32	16.12
Vested	(94)	13.44
Cancelled or expired	(26)	14.65

Non-vested at March 31, 2008	1,245	$13.40
As of March 31, 2008, there was $13.0 million of unrecognized compensation cost related to RSAs. That cost is expected to be recognized over a weighted average-period of 3.0 years.
The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of revenue	$112	$70
Research and development	244	178
Selling, general and administrative	1,373	1,254

Total stock-based compensation costs	$1,729	$1,502
NOTE 6 — SEGMENT INFORMATION
Management has determined that we have two segments for financial reporting purposes: the Technology Segment and the Assay Segment. The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2007. Following is selected information as of or for the three months ended March 31, 2008 (in thousands).

	Technology	Assay	Intersegment
	Group	Group	Eliminations	Consolidated

Revenues from external customers	$18,656	$4,356	$—	$23,012

Intersegment revenue	1,323	43	(1,366)	—

Depreciation and amortization	777	924	(45)	1,656

Segment profit (loss)	2,434	(3,517)	(83)	(1,166)

Segment assets	143,363	65,961	(85,315)	124,009

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 7 — INCOME TAXES
The Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) at the beginning of fiscal year 2007. As of the date of adoption and at March 31, 2008, all of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by a change to the valuation allowance.
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. The Company has not recognized any interest or penalties related to uncertain tax positions to date.
NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations for the first quarter. We will disclose the fair value of our debt in our Annual Report on Form 10-K for the year ended December 31, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). FAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R) which replaces FAS No. 141, “Business Combinations” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. FAS 141R and FAS 160 are effective for our fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. We are currently evaluating the potential impact, if any, of FAS 141R and FAS 160 on our consolidated financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, the “Risk Factors” included in Part II Item 1A of this Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
SAFE HARBOR CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology;

•	dependence on strategic partners for development, commercialization and distribution of products;

•	concentration of our revenue in a limited number of strategic partners;

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle and bulk purchases of consumables and seasonal demand for some of our products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	potential shortages of components;

•	competition;

•	the timing of regulatory approvals or changes in regulatory requirements;

•	the implementation, including any modification, of our strategic operating plans; and

•
risks and uncertainties associated with implementing our acquisition strategy and the ability to integrate acquired companies, including LMD, or selected assets into our consolidated business operations, including the ability to recognize the benefits of our acquisitions.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the section titled “Risk Factors” below. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report and our other annual and periodic reports.
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
Our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. We have adopted a business model built around strategic partnerships. We have licensed our xMAP technology to companies, who then develop products that incorporate the xMAP technology into products they sell to the end-user. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end-user laboratory. We were founded on this model, and our success to date has been due to this model. As of March 31, 2008, we had over 58 strategic partners, 31 of which have released commercialized reagent-based products using our technology. Together with these partners, we have placed 5,199 xMAP-based instruments in laboratories worldwide.
Beginning in 2006, we began developing proprietary assays in the Luminex Bioscience Group, or LBG. This development was supplemented in 2007 by our acquisition of Tm Bioscience, now called Luminex Molecular Diagnostics, or LMD. LBG and LMD comprise our assay segment, which develops and manufactures assays, or test kit products.
We have several forms of revenue:
•
System revenue is generated from the sale of our xMAP systems and peripherals. We currently expect the average system price to partners to be between $25,000 and $30,000 in a given reporting period. This metric includes all configurations of our xMAP systems including refurbished systems, demonstration systems and modular components.

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

•
Assay revenue from LMD and LBG is generated from the sale of our kits which are a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on test samples.

•
Service revenue is generated when a partner or other owner of a system purchases a service contract from us after the warranty on their system has expired. Service contract revenue is amortized over the life of the associated service contract and the costs associated with those contracts are recognized as incurred.

•
Other revenue consists of items such as training, shipping, parts sales, license revenue, grant revenue, contract research and development fees, milestone revenue and other items that individually amount to less than 5% of total revenue.

First Quarter 2008 Highlights
•
Consolidated revenue of over $23.0 million, representing a 39% increase over revenue for the first quarter of 2007, including the effects of the acquisition of LMD, and a 7% increase over revenue for the fourth quarter of 2007

•	Consolidated gross margins of 66%

•	Cumulative worldwide system sales to date of 5,199 systems

•	U.S. Food and Drug Administration (FDA) clearance of xTAG TM Respiratory Viral Panel (RVP), as of January 3, 2008

•	U.S. Food and Drug Administration (FDA) clearance of the Luminex LX100/200 Instrument, as of March 7, 2008

•	Our partners reported over $53 million of royalty bearing end user sales on xMAP technology for the quarter ended March 31, 2008; this represents over $215 million on an annualized basis.
Segment Information
As described in Note 6 — Segment Information, our management has chosen to organize our business operations by business segments, and as a result has determined that we have two segments for financial reporting purposes: the Technology Segment and the Assay Segment.
Future Operations
We expect continued revenue growth for 2008 to be driven by sustained adoption of our core technology coupled with assay introduction and commercialization by the Assay Segment. We anticipate the higher margin items, assays, consumables and royalties, should become a more significant portion of our total revenue. Additionally, we anticipate that a sustained investment in R&D is necessary in order to meet the needs of our marketplace; however, we estimate that spending on R&D will decline as a percentage of revenue from 2007 toward our long term target of 15% of revenue. Finally, our partner model allows us to leverage our operating expenses, which we believe will enable us to generate improved operating income for 2008 as a percentage of total revenue.
We expect our primary challenges throughout the remainder of 2008 to be: increasing traction of partner products incorporating Luminex technology; capitalizing on the realized synergies of the LMD acquisition; commercialization and market adoption of output from the Assay Segment; and expanding our footprint and reputation within our identified target market segments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.
Management believes there have been no significant changes during the quarter ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
Selected consolidated financial data for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenue	$23,012	$16,607
Gross profit	$15,257	$10,356
Gross profit margin percentage	66%	62%
Operating expenses	$16,525	$10,728
Net operating loss	$(1,268)	$(372)
Total revenue increased by 39% to $23.0 million for the three months ended March 31, 2008 from $16.6 million for the comparable period in 2007. The increase in revenue was attributable to growth in the Assay Segment, including the effects of the acquisition of LMD, which contributed $3.2 million of the overall increase, and an increase of $2.7 million in consumable and royalty revenues in the Technology Segment. In addition, system sales for the first quarter of 2008 increased to 220 LX Systems from 205 LX Systems for the corresponding prior year period bringing total system sales since inception to 5,199 as of March 31, 2008.
We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 32% of consolidated total revenue in the first quarter of 2008 (17% and 15%, respectively). For comparative purposes, these same two customers accounted for 35% of total revenue (23% and 12%, respectively) in the first quarter of 2007. No other customer accounted for more than 10% of total revenue in this quarter.
Gross profit margin percentage increased to 66% for the three months ended March 31, 2008 from 62% for the comparable period in 2007 due to the continued shift in revenue concentration towards higher margin items: assays, consumables and royalties. The increase in operating expenses from $10.7 million for the first quarter of 2007 to $16.5 million for the three months ended March 31, 2008 reflects growth in the Assay Segment including the incorporation of the results of LMD for the full quarter in 2008 compared to the inclusion of only one month of operating results of LMD in the quarter ended March 31, 2007 as the acquisition was consummated on March 1, 2007. The increase in operating expenses also resulted from additional personnel costs associated with the increase in research and development and selling, general, and administrative employees to 230 at March 31, 2008 from 204 at March 31, 2007. Net operating income decreased due to the dilutive effect of acquiring LMD. See additional discussions by segment below.
We manage our operations through two business segments: the Technology Segment and the Assay Segment.

Technology Segment
Selected financial data for our Technology Segment for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenue	$18,656	$15,415
Gross profit	$11,989	$9,702
Gross profit margin percentage	64%	63%
Operating expenses	$11,090	$8,869
Net operating income	$899	$833
Revenue. Total revenue for our Technology Segment increased by 21% to $18.7 million for the three months ended March 31, 2008 from $15.4 million for the comparable period in 2007. The increase in revenue was primarily attributable to an increase in consumable and royalty revenue due to the continued acceptance and utilization of our technology in the marketplace. Two customers accounted for 40% of total Technology Segment revenue in the first quarter of 2008 (21% and 19%, respectively). For comparative purposes, these same two customers accounted for 35% of total Technology Segment revenue (12% and 23%, respectively) in the first quarter of 2007.
A breakdown of revenue in the Technology Segment for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
System sales	$6,163	$5,692
Consumable sales	6,545	4,811
Royalty revenue	3,518	2,532
Service contracts	1,219	1,003
Other revenue	1,211	1,377

	$18,656	$15,415

System and peripheral component sales increased by 8% to $6.2 million for the three months ended March 31, 2008 from $5.7 million for the comparable period of 2007. The Technology Segment sold 210 of the 220 total system sales in the three months ended March 31, 2008. For the three months ended March 31, 2008, five of our partners accounted for 162, or 74%, of total technology segment system sales for the period. These five partners purchased 170, or 81%, of total technology segment system sales in the three months ended March 31, 2007.
Consumable sales increased by 36% to $6.5 million for the three months ended March 31, 2008 from $4.8 million for the three months ended March 31, 2007. This is primarily the result of an increase in bulk purchases due to increased commercial activity by our partners. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended March 31, 2008, we had 11 bulk purchases of consumables totaling approximately $5.2 million as compared with 11 bulk purchases totaling approximately $3.4 million in the three months ended March 31, 2007. Partners who reported royalty bearing sales accounted for $6.1 million, or 93%, of total consumable sales for the three months ended March 31, 2008. As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.

Royalty revenue increased by 39% to $3.5 million for the three months ended March 31, 2008 compared with $2.5 million for the three months ended March 31, 2007. We believe this is primarily the result of the increased use and acceptance of our technology. We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended March 31, 2008, we had 31 commercial partners submitting royalties as compared to 32 for the three months ended March 31, 2007. One of our partners reported royalties totaling approximately $950,000 or 25% of total royalties for the current quarter. Two other customers reported royalties totaling approximately $807,000 or 21% (11% and 10%, respectively) of total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales reported to us by our partners were over $53 million for the quarter ended March 31, 2008 or over $215 million on an annualized basis, compared with over $41 million for the quarter ended March 31, 2007 and over $167 million for the year ended December 31, 2007.
Service contracts revenue increased by 21% to $1.2 million for the first quarter of 2008 from $1.0 million for the first quarter of 2007. This increase is attributable to increased sales of extended service agreements, which are primarily a result of the increase in the commercial base of Luminex systems as compared to the prior year period. At March 31, 2008, we had 841 Luminex systems covered under extended service agreements and $2.3 million in deferred revenue related to those contracts. At March 31, 2007, we had 747 Luminex systems covered under extended service agreements and $2.2 million in deferred revenue related to those contracts.
Other revenues decreased by 12% to $1.2 million for the three months ended March 31, 2008 from $1.4 million for the three months ended March 31, 2007. This decrease is primarily the result of a decrease in part sales and a decrease in grant revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Technology Segment increased to 64% for the three months ended March 31, 2008 from 63% for the three months ended March 31, 2007. Gross profit for the Technology Segment increased to $12.0 million for the three months ended March 31, 2008, as compared to $9.7 million for the three months ended March 31, 2007. The increase in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin. Consumables and royalties, two of our higher margin items, comprised $10.1 million, or 54%, of Technology Segment revenue for the current quarter and $7.3 million, or 47%, of Technology Segment revenue for the quarter ended March 31, 2007. We anticipate continued fluctuation in gross margin rate and related gross profit for the Technology Segment primarily as a result of variability in partner bulk purchases and absolute number of quarterly system sales.
Research and development expense. Research and development expenses for the Technology Segment increased to $2.7 million for the three months ended March 31, 2008 from $2.0 million for the comparable period in 2007. The increase was primarily related to an increase in materials and supplies and additional personnel costs associated with the addition of employees and contract employees in the Technology Segment to 69 at March 31, 2008 from 60 at March 31, 2007. The increase in materials and supplies and the number of employees has allowed us to enhance our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
Selling, general and administrative expense. Selling, general and administrative expense for the Technology Segment increased to $8.4 million for the three months ended March 31, 2008 from $6.8 million for the comparable period in 2007. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees of the Technology Segment to 84 at March 31, 2008 from 75 at March 31, 2007 and higher legal and professional fees.
Other income, net. Other income decreased to $320,000 for the three months ended March 31, 2008 from $521,000 for the comparable period in 2007. The average rate earned on current invested balances decreased to 3.7% at March 31, 2008 from 5.0% at March 31, 2007. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period.

Assay Segment
Selected financial data for our Assay Segment for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenue	$4,356	$1,192
Gross profit	$3,268	$654
Gross profit margin percentage	75%	55%
Operating expenses	$5,435	$1,859
Net operating loss	$(2,167)	$(1,205)
A breakdown of revenue in the Assay Segment for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
System sales	$464	$40
Consumable sales	9	—
Service contracts	1	—
Assay revenue	3,845	1,143
Other revenue	37	9

	$4,356	$1,192

Revenue. Revenues for our Assay Segment for the three months ended March 31, 2008 include three months of revenues from LMD and LBG; while revenues for the three months ended March 31, 2007 include three months of LBG, but only one month of revenues from LMD, as the LMD acquisition was consummated on March 1, 2007. The majority of our Assay Segment revenues are kits, most of which are from our Cystic Fibrosis product line. The top five customers, by revenue, accounted for 66% of total Assay Segment revenue for the three months ended March 31, 2008. In particular, three customers accounted for 44% of total assay segment revenue (20%, 19%, and 14% respectively) for the three months ended March 31, 2008. No other customer accounted for more than 10% of total Assay Segment revenue. During the three months ended March 31, 2008, our Assay Segment sold 10 LX Systems. Other revenue includes shipping revenue and training revenue.
Gross profit. The gross margin rate (gross profit as a percentage of total revenue) for the Assay Segment increased to 75% for the three months ended March 31, 2008 from 55% for the three months ended March 31, 2007. Gross profit for the Assay Segment increased to $3.3 million for the three months ended March 31, 2008, as compared to $0.6 million for the three months ended March 31, 2007. The increase in gross margin rate was primarily attributable to increased utilization and capacity at LMD, increased sales of higher gross margin assays, and changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin.
Research and development expense. Research and development expenses for our Assay Segment were $1.7 million and $678,000 for the three months ended March 31, 2008 and 2007, respectively. The increase in research and development expenses was primarily due to incorporation of the results of LMD for the full quarter in 2008 compared to the inclusion of only one month of operating results of LMD in the quarter ended March 31, 2007 as the acquisition was consummated on March 1, 2007, and to a lesser extent, to increased activity by LBG related to product development.

Selling, general and administrative expense. Selling, general and administrative expenses for the Assay Segment were $3.2 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively. The overall increase in selling, general, and administrative expenses is primarily due to the addition of costs associated with LMD. As previously discussed, the expenses for the three months ended March 31, 2007 include expenses related to LBG for the entire three months and expenses related to LMD for the month of March only. In addition, the increase is due to the impact of foreign exchange on foreign denominated balances of $574,000 for the three months ended March 31, 2008 compared to$15,000 for the three months ended March 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2008	2007
	(in thousands)	(in thousands)
Cash and cash equivalents	$26,360	$27,233
Short-term investments	7,924	6,944

	$34,284	$34,177

At March 31, 2008, we held cash, cash equivalents and short-term investments of $34.3 million and had working capital of $43.3 million. At December 31, 2007, we held cash, cash equivalents, and short-term investments of $34.2 million and had working capital of $40.8 million.
We have funded our operations to date primarily through the cash generated from operations and issuance of equity securities. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities. We do not have any investments in asset-backed commercial paper.
Cash provided by operations was $52,000 for the three months ended March 31, 2008, compared with cash used in operations of $2.9 million for the three months ended March 31, 2007. Significant items affecting operating cash flows for the three months ended March 31, 2008 were our net loss of $1.2 million, depreciation and amortization of $1.7 million and stock compensation of $1.7 million, offset by a decrease in accrued liabilities of $2.4 million as a result of payments of bonuses and commissions related to 2007 activity.
Our operating expenses during the three months ended March 31, 2008 were $16.5 million, of which $4.4 million was research and development expense and $12.1 million was selling, general and administrative expense. We expect research and development expense as a percent of revenue to be between 15% and 20% of total revenue for the remainder of 2008. While research and development expense as a percent of revenue is expected to decrease, we expect the absolute dollars of research and development expense to scale with our revenue growth as a result of our continuing investment in the research and development pipeline to support our strategy and expanded focus on product and platform development. We do not currently expect selling, general, and administrative expenses in 2008, excluding the impact of foreign exchange on foreign denominated balances, to increase at the same rate as in prior years.
Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2008. We believe, however, that our existing cash and cash equivalents together with availability under our credit facility as described below are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the next twelve months. Based upon our current operating plan and structure, management anticipates total cash use for 2008 to be less than $5 million, giving us an anticipated balance in cash, cash equivalents, short-term and long-term investments at December 31, 2008 of $27 to $32 million. Factors that could affect this estimate are discussed in the “Safe Harbor Cautionary Statement” of this report and the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

On March 1, 2007, we entered into a senior revolving credit facility with JPMorgan Chase Bank, N.A. that provides borrowings of up to a maximum aggregate principal amount outstanding of $15.0 million based on availability under a borrowing base consisting of eligible accounts and inventory. The obligations under the senior revolving credit facility are guaranteed by our wholly-owned domestic subsidiaries and secured by all of our accounts, equipment inventory and general intangibles (excluding intellectual property) and the guarantors including the pledge of an intercompany note from LMD and payable to us. Loans under the senior credit facility accrue interest on the basis of either a base rate or a LIBOR rate. The base rate is calculated daily and is the greater of (i) prime minus 1.00% or (ii) federal funds rate plus .50%. Borrowings at the LIBOR rate are based on one, two or three month periods and interest is calculated by taking the sum of (i) the product of LIBOR for such period and statutory reserves plus (ii) 1.75%. We pay a fee of 0.125% per annum on the unfunded portion of the lender’s aggregate commitment under the facility. Based on current calculations, approximately $9.8 million was available for borrowing at March 31, 2008.
The senior credit facility contains conditions to making loans, representations, warranties and covenants, including customary financial covenants. Financial covenants include (i) a tangible net worth covenant of $35.0 million and (ii) a liquidity requirement of availability not less than the funded debt of Luminex and its subsidiaries calculated using the unencumbered cash, cash equivalents and marketable securities of Luminex and the guarantors. The senior credit facility also contains customary events of default as well as restrictions on undertaking certain specified corporate actions, including, among others, asset dispositions, acquisitions and other investments, dividends, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens and negative pledges, transactions with affiliates and agreements as to certain subsidiary restrictions and the creation of additional subsidiaries. If an event of default occurs that is not otherwise waived or cured, the lender may terminate its obligations to make loans under the senior credit facility and may declare the loans then outstanding under the senior credit facility to be due and payable. We believe we are currently in compliance with our financial and other covenants under the senior credit facility. As of March 31, 2008, no amounts were outstanding under the senior revolving credit facility.
To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development and deployment of our technologies. There can be no assurance that debt or equity funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing (under our senior credit facility or otherwise) could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unfavorable terms.

Contractual Obligations
We currently have approximately $7.0 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described below.

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$4,304	$2,326	$1,816	$162	$—
Non-cancelable purchase obligations (1)	9,021	4,551	851	999	2,620
Long-term debt obligations (2)	5,495	129	1,318	4,048	—
Capital lease obligations	83	35	48	—	—

Total	$18,903	$7,041	$4,033	$5,209	$2,620

(1)
Purchase obligations include contractual arrangements in the form of purchase orders primarily resulting from normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met and annual minimum purchase requirements in supply agreements. Purchase obligations relating to purchase orders do not extend beyond a year; however, we would expect future years to have these purchase commitments that will arise in the ordinary course of business and will generally increase or decrease according to fluctuations in overall sales volume. Annual minimum purchase requirements in supply agreements extend up to ten years.

(2)
In 2003, Tm Bioscience entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (“Cdn”) 7.3 million relating to the development of several genetic tests. Funds were advanced from Technology Partnerships Canada (“TPC”), a special operating program. Luminex assumed this agreement upon acquisition of Tm Bioscience, now LMD. LMD has received $4.3 million from TPC which is expected to be repaid along with approximately $1.4 million of imputed interest for a total of approximately $5.7 million. LMD has agreed to repay the TPC funding through a royalty on assay revenue related to the funded product development. Royalty payments commenced in 2007 at a rate of 1% of assay revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until April 30, 2015, whichever is earlier. The repayment obligation expires on April 30, 2015 and any unpaid balance will be cancelled and forgiven on that date. Should the term of repayment be shorter than we expect due to higher than expected assay revenue, the effective interest rate would decrease as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” Furthermore, payment reflected in U.S. Dollars is subject to adjustment based upon applicable exchange rates as of the reporting date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at March 31, 2008 would yield an approximate 7% variance in overall investment return. Due to our intention to hold our investments to maturity, we have concluded that there is no material market risk exposure.
Our revolving credit facility also will be affected by fluctuations in interest rates as it is based on LIBOR, prime minus 1% or the Federal Funds Effective Rate in effect plus 0.50%. As of March 31, 2008, we had not drawn on this facility.
Foreign Currency Risk. As of March 31, 2008, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary, LMD, are denominated in Canadian dollars, while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands subsidiary are denominated in Euros. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. and Canadian dollar exchange rates. A 10% change in the Canadian dollar in relation to the U.S. dollar could result in a foreign exchange impact of approximately $410,000 dollars.
In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example currency exchange rate fluctuations could affect international demand for our products. In addition, interest rates fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss of $574,000 was included in determining our consolidated results of operations for the three months ended March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our senior management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, our senior management, including our President and Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the SEC’s rules and forms.
Due to the acquisition of LMD we were required to implement processes and controls over transactions related to those operations. As of March 31, 2008, we have not tested the operating effectiveness of the internal controls related to the integration of LMD. In compliance with PCAOB regulations, evaluation of LMD controls under Sarbanes-Oxley is not required until December 31, 2008.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our existing internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 16, 2008, Luminex Corporation and Luminex Molecular Diagnostics, Inc. were served with a complaint, filed by The Research Foundation of the State University of New York (“SUNY”) in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. The complaint seeks an undetermined amount of damages as well as injunctive relief. On February 9, 2008, Luminex and LMD filed an answer to this complaint denying all claims brought by SUNY. The parties participated in a scheduling conference on April 2, 2008, to establish deadlines for completion of discovery. A trial date has not been set. There can be no assurance that we will successfully defend this suit or that a judgment against us would not materially adversely affect our operating results.
When and if it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. Though there can be no assurances, our management believes that the resolution of existing routine matters and other incidental claims, taking into account accruals and insurance, will not have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The stock repurchase activity for the first quarter of 2008 was as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Appromixate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans of Programs	Programs
01/01/08 - 01/31/08	89	17.07	—	—
02/01/08 - 02/29/08	—	—	—	—
03/01/08 - 03/31/08	5,057	19.26	—	—

Total First Quarter	5,146	19.22	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit
Number	Description of Documents

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2008	LUMINEX CORPORATION
	By:	/s/ Harriss T. Currie
Harriss T. Currie
Vice President - Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ Patrick J. Balthrop, Sr.
Patrick J. Balthrop, Sr.
President and Chief Executive Officer (Principal Executive Officer)

S-1

EXHIBIT INDEX

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