Form 10-Q
period 2008-06-30
LUMINEX CORP
filed 2008-08-08
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008
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
Yes ☐ No ☑
There were 41,095,592 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on August 4, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,679	$27,233
Short-term investments	9,876	6,944
Accounts receivable, net	10,042	11,827
Inventory, net	8,513	6,508
Other	1,833	856

Total current assets	132,943	53,368

Property and equipment, net	12,366	12,673
Intangible assets, net	16,861	16,919
Goodwill	39,617	39,617
Other	857	982

Total assets	$202,644	$123,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,816	$3,346
Accrued liabilities	6,100	6,811
Deferred revenue and other	3,019	2,410

Total current liabilities	12,935	12,567
Long-term debt	3,551	2,976
Deferred revenue and other	4,583	4,536

Total liabilities	21,069	20,079

Stockholders’ equity:
Common stock	40	35
Additional paid-in capital	271,376	191,218
Accumulated other comprehensive gain	49	(8)
Accumulated deficit	(89,890)	(87,765)

Total stockholders’ equity	181,575	103,480

Total liabilities and stockholders’ equity	$202,644	$123,559

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Revenue	$24,341	$17,548	$47,353	$34,155

Cost of revenue	7,778	7,211	15,533	13,388

Gross profit	16,563	10,337	31,820	20,767

Operating expenses:

Research and development	5,025	3,865	9,456	6,571

Selling, general and administrative	12,052	10,716	24,146	18,812

In-process research and development expense	—	8,000	—	8,000

Total operating expenses	17,077	22,581	33,602	33,383

Loss from operations	(514)	(12,244)	(1,782)	(12,616)

Interest expense from long-term debt	(134)	(334)	(269)	(419)

Other income, net	(181)	421	139	1,028

Income taxes	(130)	101	(213)	87

Net loss	$(959)	$(12,056)	$(2,125)	$(11,920)

Net loss per share, basic	$(0.03)	$(0.34)	$(0.06)	$(0.36)

Shares used in computing net loss per share, basic	35,698	35,006	35,559	33,504

Net loss per share, diluted	$(0.03)	$(0.34)	$(0.06)	$(0.36)

Shares used in computing net loss per share, diluted	35,698	35,006	35,559	33,504
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Operating activities:
Net loss	$(959)	$(12,056)	$(2,125)	$(11,920)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,648	1,837	3,305	2,377
In-process research and development expense	—	8,000	—	8,000
Stock-based compensation and other	1,692	1,593	3,421	3,100
Loss on disposal of assets	7	34	7	88
Other	124	4	592	4
Changes in operating assets and liabilities:
Accounts receivable, net	1,734	(580)	1,785	(1,657)
Inventory, net	(1,076)	(689)	(2,005)	(721)
Prepaids and other	(638)	(460)	(931)	(120)
Accounts payable	348	(2,263)	638	(3,817)
Accrued liabilities	1,325	772	(1,056)	(2,353)
Deferred revenue	(32)	(217)	592	143

Net cash provided by (used in) operating activities	4,173	(4,025)	4,223	(6,876)

Investing activities:
Net (sales) purchases of held-to-maturity investments	(1,951)	2,185	(2,933)	9,710
Purchase of property and equipment	(1,107)	(1,724)	(1,894)	(3,329)
Acquisition of business, net of cash acquired	—	(744)	—	(2,735)
Acquisition activity	(412)	—	(412)	—
Acquired technology rights	(982)	(265)	(982)	(265)
Proceeds from sale of assets	—	30	—	30

Net cash (used in) provided by investing activities	(4,452)	(518)	(6,221)	3,411

Financing activities:
Payments on debt	(134)	(117)	(134)	(12,345)
Proceeds from secondary offering, net of offering costs	74,779	—	74,779	—
Proceeds from issuance of common stock	1,962	159	2,770	174
Other	—	7	—	7

Net cash provided by (used in) financing activities	76,607	49	77,415	(12,164)

Effect of foreign currency exchange rate on cash	(9)	135	29	51
Change in cash and cash equivalents	76,319	(4,359)	75,446	(15,578)
Cash and cash equivalents, beginning of period	26,360	16,195	27,233	27,414

Cash and cash equivalents, end of period	$102,679	$11,836	$102,679	$11,836

Supplemental disclosure of cashflow information:
Interest and penalties paid	$23	$254	$25	$1,335

Supplemental disclosure of non-cash effect of acquisitions:
Purchase price	$—	$(744)	$—	$(47,745)
Common stock issued	—	—	—	41,755
Conversion of Tm options and warrants	—	—	—	2,315
Cash acquired	—	—	—	940

Acquisition, net of cash acquired	$—	$(744)	$—	$(2,735)

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Certain items in prior financial statements have been reclassified to conform to the current presentation.
The Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation. Comprehensive loss for the three months ended June 30, 2008 was approximately $1.0 million and comprehensive loss for the three months ended June 30, 2007 was approximately $12.1 million.
The Company has two segments for financial reporting purposes: the Technology Segment and the Assay Segment. See Note 6 – Segment Information.
The acquisition of Tm Bioscience Corporation, now known as Luminex Molecular Diagnostics or LMD, was completed on March 1, 2007; therefore, the results of operations in our consolidated financial statements only include results from LMD since this date.
On June 30, 2008, we closed on a public offering of 4,025,000 shares of common stock which raised $74.8 million, net of approximately $5.4 million of offering costs.
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
The following table summarizes the pro forma financial information (in thousands, except per share amounts):

Six Months Ended
June 30, 2007
Revenues	$34,474
Net loss	$(18,297)
Net loss per share, basic and diluted	$(0.52)

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 2 – INVESTMENTS
Held-to-maturity securities as of June 30, 2008 consisted of $9.9 million of federal agency debt securities. Amortized cost approximates fair value of these investments.
The amortized costs of held-to-maturity debt securities at June 30, 2008, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Accrued	Amortized
	Cost	Interest	Cost
Due in one year or less	$9,876	$73	$9,949

NOTE 3 – INVENTORY, NET
Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Parts and supplies	$4,530	$3,613
Work-in-progress	2,499	1,632
Finished goods	2,206	1,956

	9,235	7,201

Less: Allowance for excess and obsolete inventory	(722)	(693)

	$8,513	$6,508

NOTE 4 – EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic and diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(959)	$(12,056)	$(2,125)	$(11,920)

Denominator:
Denominator for basic net loss per share — weighted average common stock outstanding	35,698	35,006	35,559	33,504
Dilutive common stock equivalents — common stock options and awards	—	—	—	—

Denominator for diluted net loss per share — weighted average common stock outstanding and dilutive common stock equivalents	35,698	35,006	35,559	33,504

Basic net loss per share	$(0.03)	$(0.34)	$(0.06)	$(0.36)
Diluted net loss per share	$(0.03)	$(0.34)	$(0.06)	$(0.36)
Restricted stock awards, or RSAs, and stock options to acquire 2.8 million and 1.7 million shares, respectively, for the three months ended June 30, 2008 and 2007 and 2.6 million and 1.3 million, respectively, for the six months ended June 30, 2008 and 2007 were excluded from the computations of diluted EPS because the effect of including the RSAs and stock options would have been anti-dilutive.
NOTE 5 – STOCK-BASED COMPENSATION
The Company’s stock option activity for the six months ended June 30, 2008 is as follows:

		Weighted-
		Average
	Shares	Exercise
Stock Options	(in thousands)	Price
Outstanding at December 31, 2007	3,444	$11.96
Granted	77	20.70
Exercised	(249)	11.11
Cancelled or expired	(3)	21.71

Outstanding at June 30, 2008	3,269	$12.22
The Company had $1.7 million of total unrecognized compensation costs related to stock options at June 30, 2008 that are expected to be recognized over a weighted-average period of 2.1 years.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s restricted shares activity for the six months ended June 30, 2008 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2007	1,333	$13.37
Granted	292	20.91
Vested	(235)	12.71
Cancelled or expired	(35)	13.98

Non-vested at June 30, 2008	1,355	$15.09
As of June 30, 2008, there was $19.3 million of unrecognized compensation cost related to RSAs. That cost is expected to be recognized over a weighted average-period of 3.3 years.
The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenue	$122	$71	$234	$142
Research and development	255	165	499	343
Selling, general and administrative	1,315	1,357	2,688	2,610

Total stock-based compensation costs	$1,692	$1,593	$3,421	$3,095
NOTE 6 – SEGMENT INFORMATION
Management has determined that we have two segments for financial reporting purposes: the Technology Segment and the Assay Segment. The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2007. Following is selected information as of or for the six months ended June 30, 2008 (in thousands).

	Technology	Assay	Intersegment
	Group	Group	Eliminations	Consolidated

Revenues from external customers	$38,914	$8,439	$—	$47,353
Intersegment revenue	(2,405)	(86)	2,491	—
Depreciation and amortization	1,577	1,819	(91)	3,305
Segment profit (loss)	5,457	(7,401)	(181)	(2,125)

Segment assets	223,067	65,741	(86,164)	202,644

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Following is selected information as of or for the six months ended June 30, 2007 (in thousands), with recognition that the LMD impact is only for the period of March 1, 2007 through June 30, 2007:

	Technology	Assay	Intersegment
	Group	Group	Eliminations	Consolidated

Revenues from external customers	$28,980	$5,175	$—	$34,155

Intersegment revenue	(1,580)	(25)	1,605	—

Depreciation and amortization	938	658	(86)	1,510

Segment profit (loss)	1,674	(13,208)	(386)	(11,920)

Segment assets	223,067	65,741	(6,284)	282,524
NOTE 7 – INCOME TAXES
The Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) at the beginning of fiscal year 2007. As of the date of adoption and at June 30, 2008, all of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by a change to the valuation allowance.
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. The Company has not recognized any interest or penalties related to uncertain tax positions to date.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
On January 16, 2008, Luminex Corporation and Luminex Molecular Diagnostics, Inc. were served with a complaint, filed by The Research Foundation of the State University of New York (“SUNY”) in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. The complaint seeks an undetermined amount of damages as well as injunctive relief. On February 9, 2008, Luminex and LMD filed an answer to this complaint denying all claims brought by SUNY. The parties participated in a scheduling conference on April 2, 2008, to establish deadlines for completion of discovery. A trial date has not been set. The parties are engaging in the discovery process.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, the “Risk Factors” included in Part II, Item 1A of this Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
SAFE HARBOR CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology;

•	dependence on strategic partners for development, commercialization and distribution of products;

•	concentration of our revenue in a limited number of strategic partners;

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle and bulk purchases of consumables;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	potential shortages of components;

•	competition;

•	our ability to successfully launch new products;

•	the timing of regulatory approvals;

•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against us;

•	risks relating to our foreign operations; and

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

OVERVIEW
We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries. These industries depend on a broad range of tests, called bioassays, to perform diagnostic tests, discover and develop new drugs and identify genes. Our xMAP® technology, an open architecture, proprietary multiplexing technology, allows simultaneous analysis of up to 100 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research.
Our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. We have adopted a business model built around strategic partnerships. We have licensed our xMAP technology to companies, who then develop products that incorporate the xMAP technology that they sell to the end-user customers. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end-user customers. We earn a contractually-determined royalty on the sales of these xMAP-based reagent consumable products. We were founded on this model, and the majority of our success to date has been due to this model. As of June 30, 2008, we had 63 strategic partners and product distributors, 34 of which have released commercialized products using our technology. We and our partners had sold and placed 5,402 xMAP-based instruments in laboratories worldwide.
Beginning in 2006, we began developing proprietary assays through Luminex Bioscience Group, or LBG. This activity was supplemented by our March 1, 2007 acquisition of Tm Bioscience Corporation, which we refer to as Luminex Molecular Diagnostics, or LMD. Our newly formed Assay Segment, which includes LMD and LBG, is focusing on the molecular diagnostics market through LMD and in certain specialty markets through LBG.
We have several forms of revenue that result from this business model:
•
System revenue is generated from the sale of our xMAP systems and peripherals. Currently, system revenue is derived from the sale of the Luminex 100e and 200 analyzers often coupled with an optional XY Platform and/or Sheath Delivery System products. This metric includes all configurations of our xMAP systems including refurbished systems, demonstration systems and modular components.

•
Consumable revenue is generated from the sale of our dyed polystyrene microspheres and sheath fluid. Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

•
Royalty revenue is generated when a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to a user. End users can include facilities such as testing labs, development facilities and research facilities that purchase prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

•
Assay revenue is generated from the sale of our kits which are a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on test samples. Assay revenue currently includes both LBG and LMD sales. LMD sales have been included since March 1, 2007 as a result of our acquisition that was effective on that date. Previously, assay revenue generated from LBG was recorded in other revenue as it did not constitute a material amount of total revenue.

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

Acquisition of LMD
On March 1, 2007, we completed our acquisition of LMD for $49.4 million. Upon closing the acquisition, we exchanged 0.06 shares of our common stock for each outstanding share of common stock of Tm Bioscience, which resulted in the issuance of approximately 3.2 million shares of our common stock valued at $41.8 million. We retired debt of $13.2 million and incurred approximately $5.6 million of expense associated with advisors, consultants, and other transaction related costs.
Second Quarter 2008 Highlights
•	Consolidated total revenue of $24.3 million representing a 38.7% increase over revenue for the second quarter of 2007, the first full quarter of consolidated activity after the acquisition of LMD

•	System shipments of 203 resulting in cumulative life to date shipments of 5,402, up 19.4% from a year ago representing the seventh consecutive quarter of system shipments of 200 or more

•	Increase in consumables and royalty revenue by 157% and 55%, respectively, from the second quarter of 2007

•	Consolidated gross profit margin of 68% for the second quarter

•	Raised $74.8 million net proceeds in a public offering of 4,025,000 shares of common stock

•	Our partners reported over $55 million of royalty bearing end user sales in xMAP technology for the quarter ended June 30, 2008
Segment Information
We have two reportable segments: The Technology Segment and the Assay Segment. The Technology Segment, which is the business on which our company was founded, consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items. The Assay Segment consists of LBG and LMD. This segment is primarily involved in the development and sale of assays developed on xMAP technology for use on the installed base of systems.
Future Operations
We expect revenue growth for the remainder of 2008 will be driven by continued adoption of our core technology coupled with assay introduction and commercialization by the Assay Segment. The anticipated continued shift in revenue concentration towards higher margin items, assays, consumables and royalties, should also continue to provide favorable gross margins. Additionally, we believe that a sustained investment in R&D is necessary to meet the needs of our marketplace; however, we estimate that R&D expenditures for 2008 will decline as a percentage of revenue from 21% for the year ended December 31, 2007 towards our long term target of 15% of revenue. Finally, we believe our partner model allows us to leverage our operating expenses, which, assuming revenue increases and R&D expense as described above, should allow us to generate increased operating income for 2008 as a percentage of total revenue of our core business.

We expect our primary challenges will be increasing traction of partner products incorporating Luminex technology, capitalizing on the realized synergies of the LMD acquisition, commercialization and market adoption of output from the Assay Segment, and expanding our footprint and reputation within our identified target market segments.
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
Management believes there have been no significant changes during the quarter ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 other than the addition of the following policy:
Acquisition Expenses. We currently capitalize all direct costs associated with proposed acquisitions. If the proposed acquisition is consummated, such costs will be included as a component of the overall cost of the acquisition. Such costs are expensed at such time as we deem the consummation of a proposed acquisition to be unsuccessful. Effective January 1, 2009, acquisition-related costs, including restructuring costs, will be recognized separately from the acquisition and will generally be expensed as incurred in accordance with Statement of Financial Accounting Standards No. 141(R), “Business Combinations”.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007
Selected consolidated financial data for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	June 30,
	2008	2007
Revenue	$24,341	$17,548
Gross profit	$16,563	$10,337
Gross profit margin percentage	68%	59%
Operating expenses	$17,077	$22,581
Net operating loss	$(514)	$(12,244)
Total revenue increased by 39% to $24.3 million for the three months ended June 30, 2008 from $17.5 million for the comparable period in 2007. The increase in revenue was primarily attributable to growth in the Technology Segment, including a 157% increase in consumable revenues to $8.5 million in the second quarter of 2008 from $3.3 million in the second quarter of 2007 and a 55% increase in royalty revenues to $3.5 million in the second quarter of 2008 from $2.2 million in the second quarter of 2007.
We continued to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 42% of consolidated total revenue in the second quarter of 2008 (28% and 14%, respectively). For comparative purposes, these same two customers accounted for 29% of total revenue (10% and 19%, respectively) in the second quarter of 2007. The increase in revenue attributable to our largest customer is due to consumable purchases directly associated with the development of new products. No other customer accounted for more than 10% of total revenue in this quarter.
Gross profit margin percentage increased to 68% for the three months ended June 30, 2008 from 59% for the comparable period in 2007 due to the continuing shift in revenue concentration towards higher margin items such as assays, consumables and royalties. The decrease in operating expenses from $22.6 million for the second quarter of 2007 to $17.1 million for the second quarter of 2008 was primarily as a result of the $8.0 million write-off of in-process research and development related to the acquisition of LMD in 2007 offset by additional personnel costs associated with the increase in research and development and selling, general, and administrative employees to 242 at June 30, 2008 from 202 at June 30, 2007. Net operating loss decreased as a result of the non-recurring $8.0 million write-off of in-process research and development related to the acquisition of LMD in 2007, the increase in revenues in 2008, and the gross margin increase. Other income, net decreased to $(181,000) for the three months ended June 30, 2008 from $421,000 for the comparable period in 2007 mainly as a result of $412,000 in costs related to a potential acquisition that did not occur. In addition, the average rate earned on current invested balances decreased to 2.1% for the three months ended June 30, 2008 from 5.6% for the three months ended June 30, 2007. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period and as a result of holding shorter term investments. See additional discussions by segment below.

Technology Segment
Selected financial data for our Technology Segment for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	June 30,
	2008	2007
Revenue	$20,258	$13,565
Gross profit	$13,826	$7,739
Gross profit margin	68%	57%
Operating expenses	$11,365	$9,347
Net operating income (loss)	$2,461	$(1,608)
Revenue. Total revenue for our Technology Segment increased by 49% to $20.3 million for the three months ended June 30, 2008 from $13.6 million for the comparable period in 2007. The increase in revenue was primarily attributable to an increase in consumable and royalty revenue as a result of the continued acceptance and utilization of our technology in the marketplace. Two customers accounted for 50% of total Technology Segment revenue in the second quarter of 2008 (33% and 17%, respectively). For comparative purposes, these same two customers accounted for 36% of total Technology Segment revenue (13% and 23%, respectively) in the second quarter of 2007.
A breakdown of revenue in the Technology Segment for the three months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
System sales	$5,860	$5,397
Consumable sales	8,492	3,305
Royalty revenue	3,472	2,210
Service contracts	1,266	1,087
Other revenue	1,168	1,566

	$20,258	$13,565

System and peripheral component sales increased by 9% to $5.9 million for the three months ended June 30, 2008 from $5.4 million for the comparable period of 2007.  The Technology Segment sold 192 of the 203 total system sales in the three months ended June 30, 2008. For the three months ended June 30, 2008, five of our partners accounted for 156, or 81%, of total technology segment system sales for the period. Five of our partners in 2007 purchased 170, or 81%, of total technology segment system sales in the three months ended June 30, 2007.
Consumable sales increased by 157% to $8.5 million for the three months ended June 30, 2008 from $3.3 million for the three months ended June 30, 2007. This is primarily the result of an increase in bulk purchases due to increased commercial activity by our partners. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended June 30, 2008, we had 12 bulk purchases of consumables totaling approximately $7.3 million, or 85% of total consumable sales for the three months ended June 30, 2008 as compared with 9 bulk purchases totaling approximately $2.1 million, or 63% of total consumable sales for the three months ended June 30, 2007. Partners who reported royalty bearing sales accounted for $8.0 million, or 94%, of total consumable sales for the three months ended June 30, 2008. As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.

Technology segment royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 57% to $3.5 million for the three months ended June 30, 2008 compared with $2.2 million for the three months ended June 30, 2007. We believe this is primarily the result of the increased use and acceptance of our technology and an increase in commercialism of products by our partners. We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended June 30, 2008 and June 30, 2007, we had 31 commercial partners submitting royalties. One of our partners reported royalties totaling approximately $1.1 million or 32% of total royalties for the current quarter. Two other customers reported royalties totaling approximately $762,000 or 21% (11% and 10%, respectively) of total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales reported to us by our partners were over $55 million for the quarter ended June 30, 2008, compared with over $36 million for the quarter ended June 30, 2007 and over $167 million for the year ended December 31, 2007.
Service contracts revenue increased by 15% to $1.3 million for the second quarter of 2008 from $1.1 million for the second quarter of 2007. This increase is attributable to additional resources allocated to the sale of extended service agreements resulting in increased penetration, an expanding installed base, and the number of systems coming off warranty. At June 30, 2008, we had $2.3 million in deferred revenue related to those contracts. At June 30, 2007, we had $2.1 million in deferred revenue related to those contracts.
Other revenues decreased by 25% to $1.2 million for the three months ended June 30, 2008 from $1.6 million for the three months ended June 30, 2007. This decrease is primarily the result of a decrease in part sales and a decrease in grant revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Technology Segment increased to 68% for the three months ended June 30, 2008 from 57% for the three months ended June 30, 2007. Gross profit for the Technology Segment increased to $13.8 million for the three months ended June 30, 2008, as compared to $7.7 million for the three months ended June 30, 2007. The increase in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin. Consumables and royalties, two of our higher margin items, comprised $12.0 million, or 59%, of Technology Segment revenue for the current quarter and $5.5 million, or 41%, of Technology Segment revenue for the quarter ended June 30, 2007. We anticipate continued fluctuation in gross margin rate and related gross profit for the Technology Segment primarily as a result of variability in partner bulk purchases and absolute number of quarterly system sales.
Research and development expense. Research and development expenses for the Technology Segment increased to $2.8 million for the three months ended June 30, 2008 from $2.2 million for the comparable period in 2007. The increase was primarily related to an increase in materials and supplies and additional personnel costs associated with the addition of employees and contract employees in the Technology Segment to 68 at June 30, 2008 from 59 at June 30, 2007. The increase in materials and supplies and the number of employees has allowed us to enhance our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
Selling, general and administrative expense. Selling, general and administrative expense for the Technology Segment increased to $8.6 million for the three months ended June 30, 2008 from $7.2 million for the comparable period in 2007. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees of the Technology Segment to 91 at June 30, 2008 from 75 at June 30, 2007 and higher legal and professional fees.
Other income, net. Other income decreased to $(183,000) for the three months ended June 30, 2008 from $521,000 for the comparable period in 2007 primarily due to $412,000 in costs related to a potential acquisition that did not occur. The average rate earned on current invested balances decreased to 2.1% at June 30, 2008 from 5.6% at June 30, 2007. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period.

Assay Segment
Selected financial data for our Assay Segment for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	June 30,
	2008	2007
Revenue	$4,083	$3,983
Gross profit	$2,737	$2,598
Gross profit margin	67%	65%
Operating expenses	$5,712	$13,234
Net operating loss	$(2,975)	$(10,636)
A breakdown of revenue in the Assay Segment for the three months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
System sales	$458	$186
Consumable sales	11	—
Service contracts	11	—
Assay revenue	3,526	3,737
Other revenue	77	60

	$4,083	$3,983

Revenue. Total revenue for our Assay Segment increased by 3% to $4.1 million for the three months ended June 30, 2008 from $4.0 million for the comparable period in 2007. The increase in revenue was primarily attributable to an increase in assay system sales. The majority of our Assay Segment revenues are kits, most of which are from our Cystic Fibrosis product line. The top five customers, by revenue, accounted for 73% of total Assay Segment revenue for the three months ended June 30, 2008. In particular, four customers accounted for 66% of total assay segment revenue (23%, 21%, 13%, and 10% respectively) for the three months ended June 30, 2008. Two customers accounted for 47% of revenue for the second quarter of 2007 (37% and 10%, respectively). No other customer accounted for more than 10% of total Assay Segment revenue. During the three months ended June 30, 2008, our Assay Segment sold 11 systems. Other revenue includes shipping revenue and training revenue.
Gross profit. The gross margin rate (gross profit as a percentage of total revenue) for the Assay Segment increased to 67% for the three months ended June 30, 2008 from 65% for the three months ended June 30, 2007. Gross profit for the Assay Segment increased to $2.7 million for the three months ended June 30, 2008, as compared to $2.6 million for the three months ended June 30, 2007. The modest increase in gross margin rate was primarily attributable to increased utilization and capacity at LMD, increased sales of higher gross margin assays, and changes in revenue mix between our higher and lower gross margin assays. The increase in gross profit was primarily attributable to the overall increase in revenue.
Research and development expense. Research and development expenses for our Assay Segment were $2.3 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively. The increase in research and development expenses was primarily due to increased activity by LBG related to product development.
Selling, general and administrative expense. Selling, general and administrative expenses for the Assay Segment were $3.4 million and $3.3 million for the three months ended June 30, 2008 and 2007, respectively. The overall increase in selling, general, and administrative expenses is primarily due to additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees at LMD to 34 at June 30, 2008 from 30 at June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007
Selected consolidated financial data for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended
	June 30,
	2007	2007
Revenue	$47,353	$34,155
Gross profit	$31,820	$20,767
Gross profit margin percentage	67%	61%
Operating expenses	$33,602	$33,383
Net operating loss	$(1,782)	$(12,616)
Total revenue increased by 39% to $47.4 million for the six months ended June 30, 2008 from $34.2 million for the comparable period in 2007. The increase in revenue was attributable to an increase of $9.2 million in consumable and royalty revenues in the Technology Segment and continued growth in the Assay Segment, including the effects of the acquisition of LMD, which contributed $3.0 million of the overall increase. In addition, system sales for the first half of 2008 increased to 423 systems from 404 systems for the corresponding prior year period bringing total system sales since inception to 5,402 as of June 30, 2008.
We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 37% of consolidated total revenue in the first half of 2008 (22% and 15%, respectively). For comparative purposes, these same two customers accounted for 31% of total revenue (11% and 20%, respectively) in the first half of 2007. No other customer accounted for more than 10% of total revenue in the six months ended June 30, 2008.
Gross profit margin percentage increased to 67% for the six months ended June 30, 2008 from 61% for the comparable period in 2007 due to the continuing shift in revenue concentration towards higher margin items such as: assays, consumables and royalties. The increase in operating expenses from $33.4 million for the six months ended June 30, 2007 to $33.6 million for the six months ended June 30, 2008 reflects growth in the Assay Segment including the incorporation of the results of LMD for the full six months in 2008 compared to the inclusion of only one month of operating results of LMD in the six months ended June 30, 2007 as the acquisition was consummated on March 1, 2007, additional personnel costs associated with the increase in research and development and selling, general, and administrative employees to 242 at June 30, 2008 from 202 at June 30, 2007, offset by the non-recurring $8.0 million write-off of in-process research and development related to the acquisition of LMD in 2007. Net operating income increased as a result of the non-recurring $8.0 million write-off of in-process research and development related to the acquisition of LMD in 2007, the increase in revenues in 2008, and the gross margin increase. Other income, net decreased to $139,000 for the three months ended June 30, 2008 from $1.0 million for the comparable period in 2007 partially due to $412,000 in costs related to a potential acquisition that did not occur. In addition, the average rate earned on current invested balances decreased to 3.2% for the six months ended June 30, 2008 from 5.3% for the six months ended June 30, 2007. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period and as a result of holding shorter term investments. See additional discussions by segment below.

Technology Segment
Selected financial data for our Technology Segment for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended
	June 30,
	2008	2007
Revenue	$38,914	$28,980
Gross profit	$25,815	$17,442
Gross profit margin percentage	66%	60%
Operating expenses	$22,455	$18,217
Net operating income (loss)	$3,360	$(775)
Revenue. Total revenue for our Technology Segment increased by 34% to $38.9 million for the six months ended June 30, 2008 from $29.0 million for the comparable period in 2007. The increase in revenue was primarily attributable to an increase in consumable and royalty revenue as a result of the continued acceptance and utilization of our technology in the marketplace. Two customers accounted for 45% of total Technology Segment revenue in the first half of 2008 (27% and 18%, respectively). For comparative purposes, these same two customers accounted for 37% of total Technology Segment revenue (13% and 24%, respectively) in the first half of 2007. The increase in revenue attributable to our largest customer is due to consumable purchases directly associated with the development of new products.
A breakdown of revenue in the Technology Segment for the six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007
System sales	$12,023	$11,089
Consumable sales	15,037	8,116
Royalty revenue	6,990	4,742
Service contracts	2,485	2,090
Other revenue	2,379	2,943

	$38,914	$28,980

System and peripheral component sales increased by 8% to $12.0 million for the six months ended June 30, 2008 from $11.1 million for the comparable period of 2007.  The Technology Segment sold 402 of the 423 total system sales in the six months ended June 30, 2008. For the six months ended June 30, 2008, five of our partners accounted for 300, or 75%, of total technology segment system sales for the period. Five of our partners purchased 323, or 80%, of total technology segment system sales in the six months ended June 30, 2007.
Consumable sales increased by 85% to $15.0 million for the six months ended June 30, 2008 from $8.1 million for the six months ended June 30, 2007. This is primarily the result of an increase in bulk purchases due to increased commercial activity by our partners. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the six months ended June 30, 2008, we had 23 bulk purchases of consumables totaling approximately $12.4 million, or 82% of total consumable sales for the six months ended June 30, 2008 as compared with 20 bulk purchases totaling approximately $5.5 million, or 68% of total consumable sales for the six months ended June 30, 2007. Partners who reported royalty bearing sales accounted for $14.1 million, or 94%, of total consumable sales for the six months ended June 30, 2008. As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.

Royalty revenue increased by 47% to $7.0 million for the six months ended June 30, 2008 compared with $4.7 million for the six months ended June 30, 2007. We believe this is primarily the result of the increased use and acceptance of our technology. We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the six months ended June 30, 2008, we had 34 commercial partners submitting royalties as compared to 31 for the six months ended June 30, 2007. One of our partners reported royalties totaling approximately $2.1 million or 27% of total royalties for the six months ended June 30, 2008. Two other customers reported royalties totaling approximately $1.6 million or 21% (11% and 10%, respectively) of total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the six months ended June 30, 2008. Total royalty bearing sales reported to us by our partners were over $109 million for the six months ended June 30, 2008, compared with over $78 million for the six months ended June 30, 2007 and over $167 million for the year ended December 31, 2007.
Service contracts revenue increased by 19% to $2.5 million for the first half of 2008 from $2.1 million for the first half of 2007. This increase is attributable to additional resources allocated to the sale of extended service agreements resulting in increased penetration. At June 30, 2008, we had 943 Luminex systems covered under extended service agreements and $2.3 million in deferred revenue related to those contracts. At June 30, 2007, we had 804 Luminex systems covered under extended service agreements and $2.1 million in deferred revenue related to those contracts.
Other revenues decreased by 19% to $2.4 million for the six months ended June 30, 2008 from $2.9 million for the six months ended June 30, 2007. This decrease is primarily the result of a decrease in part sales and a decrease in grant revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Technology Segment increased to 66% for the six months ended June 30, 2008 from 60% for the six months ended June 30, 2007. Gross profit for the Technology Segment increased to $25.8 million for the six months ended June 30, 2008, as compared to $17.4 million for the six months ended June 30, 2007. The increase in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin. Consumables and royalties, two of our higher margin items, comprised $22.0 million, or 57%, of Technology Segment revenue for the six months ended June 30, 2008 and $12.9 million, or 44%, of Technology Segment revenue for the six months ended June 30, 2007. We anticipate continued fluctuation in gross margin rate and related gross profit for the Technology Segment primarily as a result of variability in partner bulk purchases and absolute number of quarterly system sales.
Research and development expense. Research and development expenses for the Technology Segment increased to $5.4 million for the six months ended June 30, 2008 from $4.2 million for the comparable period in 2007. The increase was primarily related to an increase in materials and supplies and additional personnel costs associated with the addition of employees and contract employees in the Technology Segment to 68 at June 30, 2008 from 59 at June 30, 2007. The increase in materials and supplies and the number of employees has allowed us to enhance our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
Selling, general and administrative expense. Selling, general and administrative expense for the Technology Segment increased to $17.0 million for the six months ended June 30, 2008 from $14.0 million for the comparable period in 2007. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees of the Technology Segment to 91 at June 30, 2008 from 75 at June 30, 2007 and higher legal and professional fees.

Assay Segment
Selected financial data for our Assay Segment for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended
	June 30,
	2008	2007
Revenue	$8,439	$5,175
Gross profit	$6,005	$3,325
Gross profit margin percentage	71%	64%
Operating expenses	$11,147	$15,166
Net operating loss	$(5,142)	$(11,841)
A breakdown of revenue in the Assay Segment for the six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007
System sales	$922	$226
Consumable sales	20	—
Service contracts	12	—
Assay revenue	7,371	4,880
Other revenue	114	69

	$8,439	$5,175

Revenue. Revenues for our Assay Segment for the six months ended June 30, 2008 include six months of revenues from LMD and LBG; while revenues for the six months ended June 30, 2007 include six months of LBG, but only four months of revenues from LMD, as the LMD acquisition was consummated on March 1, 2007. The majority of our Assay Segment revenues are kits, most of which are from our Cystic Fibrosis product line. The top five customers, by revenue, accounted for 69% of total Assay Segment revenue for the six months ended June 30, 2008. In particular, four customers accounted for 63% of total assay segment revenue (21%, 20%, 12% and 10% respectively) for the six months ended June 30, 2008. Two customers accounted for 52% of total revenue in the six months ended June 30, 2007 (38% and 14%, respectively). No other customer accounted for more than 10% of total Assay Segment revenue. During the six months ended June 30, 2008, our Assay Segment sold 21 systems. Other revenue includes shipping revenue and training revenue.
Gross profit. The gross margin rate (gross profit as a percentage of total revenue) for the Assay Segment increased to 71% for the six months ended June 30, 2008 from 64% for the six months ended June 30, 2007. Gross profit for the Assay Segment increased to $6.0 million for the six months ended June 30, 2008, as compared to $3.3 million for the six months ended June 30, 2007. The increase in gross margin rate was primarily attributable to increased utilization and capacity at LMD, increased sales of higher gross margin assays, and changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin.
Research and development expense. Research and development expenses for our Assay Segment were $4.0 million and $2.4 for the six months ended June 30, 2008 and 2007, respectively. The increase in research and development expenses was primarily due to incorporation of the results of LMD for the full six months in 2008 compared to the inclusion of only four months of operating results of LMD in the six months ended June 30, 2007 as the acquisition was consummated on March 1, 2007, and to a lesser extent, to increased activity by LBG related to product development.

Selling, general and administrative expense. Selling, general and administrative expenses for the Assay Segment were $6.1 million and $4.8 million for the six months ended June 30, 2008 and 2007, respectively. The overall increase in selling, general, and administrative expenses is primarily due to the addition of costs associated with LMD. As previously discussed, the expenses for the six months ended June 30, 2007 include expenses related to LBG for the entire six months and expenses related to LMD for four months only. In addition, the increase is due to the impact of foreign exchange on foreign denominated balances of $653,000 for the six months ended June 30, 2008 compared to $4,000 for the six months ended June 30, 2007.
LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2008	2007
	(in thousands)	(in thousands)
Cash and cash equivalents	$102,679	$27,233
Short-term investments	9,876	6,944

	$112,555	$34,177

At June 30, 2008, we held cash, cash equivalents and short-term investments of $112.6 million and had working capital of $120.0 million. At December 31, 2007, we held cash, cash equivalents, and short-term investments of $34.2 million and had working capital of $40.8 million. The increase is due to our secondary public offering of 4,025,000 shares which raised net proceeds of $74.8 million and closed on June 30, 2008 and our management of receivables and inventory.
We have funded our operations to date primarily through the issuance of equity securities (in conjunction with an initial public offering in 2000 and subsequent option exercises) and cash generated from operations. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities. We do not have any investments in asset-backed commercial paper, auction rate securities, mortgage backed or sub-prime style investments
Cash provided by operations was $4.2 million for the six months ended June 30, 2008, compared with cash used in operations of $(6.9) million for the six months ended June 30, 2007. Significant items affecting operating cash flows for the six months ended June 30, 2008 were our net loss of $2.2 million, depreciation and amortization of $3.3 million and stock compensation of $3.4 million, offset by a decrease in accounts receivable and an increase in inventory of $2.0 million as a result of an increase in raw material and work in process in anticipation of third quarter sales. Other income decreased due to expenditures of approximately $412,000 in the six months ended June 30, 2008 related to a potential acquisition that did not occur, and were consequently reflected as an investing activity rather than an operating activity.
Our operating expenses during the six months ended June 30, 2008 were $33.6 million, of which $9.5 million was research and development expense and $24.1 million was selling, general and administrative expense. We expect research and development expense as a percentage of revenue to be between 15% and 20% of total revenue for the remainder of 2008. While research and development expense as a percentage of revenue is expected to decrease, we expect the absolute dollars of research and development expense to scale with our revenue growth as a result of our continuing investment in the research and development pipeline to support our strategy and expanded focus on product and platform development.  We do not currently expect selling, general, and administrative expenses in 2008, excluding the impact of foreign exchange on foreign denominated balances, to increase at the same rate as in prior years.
Cash used in investing was $4.5 million for the three months ended June 30, 2008 as compared with cash used by investing of $518,000 for the three months ended June 30, 2007. Cash used in investing was affected by $5.0 million in purchases of held-to-maturity investments in the three months ended June 30, 2008 compared to no purchases of held-to-maturity investments in the three months ended June 30, 2007.

Cash provided by financing activities was $76.6 million for the quarter ended June 30, 2008 as compared with cash used in financing activities of $12.8 million for the quarter ended June 30, 2007. Cash provided by financing activities for the quarter ended June 30, 2008 increased due to our secondary public offering of 4,025,000 shares which raised net proceeds of $74.8 million and exercises of stock options compared to $12.3 million used to retire debt in 2007 as part of the LMD acquisition.
Our future capital requirements depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2008. We believe, however, that our existing cash and cash equivalents together with availability under our revolving credit facility as described below are more than adequate to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Based upon our current operating plan and structure, management anticipates total cash, cash equivalents, short-term and long-term investments, in the aggregate, at December 31, 2008 to remain substantially at the same level as at June 30, 2008. Factors that could affect this estimate, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) signing of partnership agreements which include significant up front license fees, (iv) unanticipated costs associated with, and the negative operating cash flows resulting from, the LMD acquisition, and (v) future acquisitions.
On March 1, 2007, we entered into a senior revolving credit facility with JPMorgan Chase Bank, N.A., which provides borrowings of up to a maximum aggregate principal amount outstanding of $15.0 million based on availability under a borrowing base consisting of eligible accounts and inventory. The obligations under the senior revolving credit facility are guaranteed by our wholly-owned domestic subsidiaries and secured by all of our accounts, equipment inventory and general intangibles (excluding intellectual property) and those of the guarantors including the pledge of an intercompany note from LMD and payable to us. Loans under the senior credit facility accrue interest on the basis of either a base rate or a LIBOR rate. The base rate is calculated daily and is the greater of (i) prime minus 1.00% and (ii) federal funds rate plus .50%. Borrowings at the LIBOR rate are based on one, two or six month periods and interest is calculated by taking the sum of (i) the product of LIBOR for such period and statutory reserves plus (ii) 1.75%. We pay a fee of 0.125% per annum on the unfunded portion of the lender’s aggregate commitment under the facility. Approximately $9.2 million was available for borrowing at June 30, 2008. This credit facility currently has a maturity of February 26, 2009.
The senior credit facility contains conditions to making loans, representations, warranties and covenants, including financial covenants customary for a transaction of this type. Financial covenants include (i) a tangible net worth covenant of $35.0 million and (ii) a liquidity requirement of availability not less than the funded debt of us and our subsidiaries calculated using the unencumbered cash, cash equivalents and marketable securities of us and our guarantors (including LMD). The senior credit facility also contains customary events of default as well as restrictions on undertaking certain specified corporate actions, including, among others, asset dispositions, acquisitions and other investments, dividends, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens and negative pledges, transactions with affiliates and agreements as to certain subsidiary restrictions and the creation of additional subsidiaries. If an event of default occurs that is not otherwise waived or cured, the lender may terminate its obligations to make loans under the senior credit facility and may declare the loans then outstanding under the senior credit facility to be due and payable. We believe we are currently in compliance with our financial and other covenants under the senior credit facility. As of June 30, 2008, no amounts were outstanding under the senior revolving credit facility.

To the extent capital resources are insufficient to meet future capital requirements we will have to raise additional funds to continue the development and deployment of our technologies. There can be no assurance that debt or equity funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing (under our credit facility or otherwise) could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms.
Contractual Obligations
We currently have approximately $7.6 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described below.

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$10,160	$2,027	$2,845	$2,700	$2,588
Non-cancelable purchase obligations (1)	9,430	5,057	876	1,006	2,491
Long-term debt obligations (2)	5,484	522	2,763	2,199	—
Capital lease obligations	75	35	40	—	—

Total	$25,149	$7,641	$6,524	$5,905	$5,079

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

(2)
In 2003, Tm Bioscience entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (“Cdn”) 7.3 million relating to the development of several genetic tests. Funds were advanced from Technology Partnerships Canada (“TPC”), a special operating program. Luminex assumed this agreement upon acquisition of Tm Bioscience, now LMD. LMD has received $4.3 million from TPC which is expected to be repaid along with approximately $1.2 million of imputed interest for a total of approximately $5.5 million. LMD has agreed to repay the TPC funding through a royalty on assay revenue related to the funded product development. Royalty payments commenced in 2007 at a rate of 1% of assay revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until April 30, 2015, whichever is earlier. The repayment obligation expires on April 30, 2015 and any unpaid balance will be cancelled and forgiven on that date. Should the term of repayment be shorter than we expect due to higher than expected assay revenue, the effective interest rate would decrease as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” Furthermore, payment reflected in U.S. Dollars is subject to adjustment based upon applicable exchange rates as of the reporting date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at June 30, 2008 would yield an approximate 4.3% variance in overall investment return. Due to our intention to hold our investments to maturity, we have concluded that there is no material market risk exposure.
Our revolving credit facility also will be affected by fluctuations in interest rates as it is based on LIBOR, prime minus 1% or the Federal Funds Effective Rate in effect plus 0.50%.  As of June 30, 2008, we had not drawn on this facility.
Foreign Currency Risk. As of June 30, 2008, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary, LMD, are denominated in Canadian dollars, while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands subsidiary are denominated in Euros. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. and Canadian dollar exchange rates. A 10% change in the Canadian dollar in relation to the U.S. dollar could result in a foreign exchange impact of approximately $416,000 dollars.
In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example currency exchange rate fluctuations could affect international demand for our products. In addition, interest rates fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss of $653,000 was included in determining our consolidated results of operations for the six months ended June 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our senior management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, our senior management, including our President and Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Due to the acquisition of LMD we were required to implement processes and controls over transactions related to those operations. As of June 30, 2008, we have not completed the tests of the operating effectiveness of the internal controls related to the integration of LMD. In compliance with PCAOB regulations, evaluation of LMD controls under Sarbanes-Oxley is not required until December 31, 2008.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our existing internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 16, 2008, Luminex Corporation and Luminex Molecular Diagnostics, Inc. were served with a complaint, filed by The Research Foundation of the State University of New York (“SUNY”) in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. The complaint seeks an undetermined amount of damages as well as injunctive relief. On February 9, 2008, Luminex and LMD filed an answer to this complaint denying all claims brought by SUNY. The parties participated in a scheduling conference on April 2, 2008, to establish deadlines for completion of discovery. A trial date has not been set. The parties are engaging in the discovery process. There can be no assurance that we will successfully defend this suit or that a judgment against us would not materially adversely affect our operating results.
When and if it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities will be recorded in the financial statements and charges will be recorded against earnings. Though there can be no assurances, our management believes that the resolution of existing routine matters and other incidental claims, taking into account accruals and insurance, will not have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which are incorporated herein by reference, subject to the following modified risk factors.
We have a limited history of profitability and had an accumulated deficit of approximately $89.9 million as of June 30, 2008.
We have incurred significant net losses since our inception, including a loss of $2.7 million for the year ended December 31, 2007 and a loss of $2.1 million for the six months ended June 30, 2008. At June 30, 2008, we had an accumulated deficit of approximately $89.9 million. Prior to our acquisition of LMD in March 2007, LMD had an accumulated deficit of approximately $74.6 million. In order to become profitable, we need to generate and sustain substantially higher revenue while achieving reasonable cost and expense levels. If we fail to achieve operating results in line with the expectations of securities analysts or investors, the market price of our common stock will likely decline. Furthermore, as we continue to utilize cash to support operations, acquisitions and research and development efforts, we may further decrease the cash available to us. As of June 30, 2008, cash, cash equivalents and short-term and long-term investments totaled $112.5 million, compared to $34.2 million at December 31, 2007 and $45.7 million at December 31, 2006, which increase since December 31, 2006 is primarily attributable to the cash proceeds from our secondary public offering in June of 2008 of $74.8 million.
We expect our operating results to continue to fluctuate from quarter to quarter.
The sale of our instrumentation and assay products typically involves a significant technical evaluation and commitment of capital by us, our partners and the end-user. Accordingly, the sales cycle associated with our products typically is lengthy and subject to a number of significant risks, all of which are beyond our control, including partners’ budgetary constraints, inventory management practices, regulatory approval and internal acceptance reviews. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter. We expect this trend to continue for the foreseeable future.

The vast majority of our system sales are made to our strategic partners. Our partners typically purchase instruments in three phases during their commercialization cycle: first, instruments necessary to support internal assay development; second, instruments for sales force demonstrations; and finally, instruments for resale to their customers. As a result, most of our system placements are highly dependent on the continued commercial success of our strategic partners and can fluctuate from quarter to quarter as our strategic partners move from phase to phase. We expect this trend to continue for the foreseeable future.
Our assay products are sometimes sold to large customers. The ordering and consumption patterns of these customers can fluctuate, affecting the timing or shipments and revenue recognition. In addition, certain products assist in the diagnosis of illnesses that are seasonal, and customer orders can fluctuate for this reason.
Because of the effect of bulk purchases and the introduction of seasonal components to our assay menus, we experience fluctuations in the percentage of our quarterly revenues derived from our highest margin items, consumables, royalties and assays. Our gross margin percentage is highly dependent upon the mix of revenue components each quarter. These fluctuations contribute to the variability and lack of predictability of both gross margin percentage and total gross profit from quarter to quarter. We expect this trend to continue for the foreseeable future.
Due to the early stage of the market for molecular tests, projected growth scenarios for LMD are highly volatile and are based on a number of underlying assumptions that may or may not prove to be valid, including the performance of strategic partners that distribute LMD products.
If the FDA or other governmental laws and regulations change in ways that we do not anticipate and we fail to comply with those regulations that affect our business, we could be subject to enforcement actions, injunctions and civil and criminal penalties or otherwise be subject to increased costs that could delay or prevent marketing of our products.
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
Periodically the FDA issues guidance documents that represent the FDA’s current thinking on a topic. These issues are initially issued in draft form prior to final rule generally with enforcement discretion for some grace period of time. Changes made through this process may impact the release status of products offered and our ability to market those products affected by the change.
For example, the FDA released on September 14, 2007 the final document “Guidance for Industry and FDA Staff Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions.” This guidance may limit or delay distribution of assays on our platform, including assays developed and distributed by LMD, to the extent additional regulatory clearance is required prior to distribution. The final document was released with an enforcement discretion period of one year from date of issue.
Cleared medical device products are subject to continuing FDA requirements relating to, among others, manufacturing quality control and quality assurance, maintenance of records and documentation, registration and listing, import/export, adverse event and other reporting, distribution, labeling and promotion and advertising of medical devices. Our inability or the inability of our strategic partners, to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. In addition, failure to comply with applicable regulatory requirements could subject us or our strategic partners to regulatory enforcement action, including warning letters, product seizures, recalls, withdrawal of clearances, restrictions on or injunctions against marketing our products or products based on our technology, and civil and criminal penalties.

Medical device laws and regulations are in effect within the United States and also in many countries outside the United States. These range from comprehensive device clearance requirements for some or all of our medical device products to requests for product data or certifications to the hazardous material content of our products. As part of the European Council Directive 2002/96 of February 13, 2003 (WEEE), we are expected to comply with certain requirements regarding the collection, recycling and labeling of our products containing electronic devices beginning on August 13, 2005 in each of the European Union, or EU, member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. Our products are currently exempt from the European Council Directive 2002/95 of January 27, 2003, Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS), which requires the removal of certain specified hazardous substances from certain products beginning July 1, 2006 in each of the member states. However, the EU has indicated that it may, and it is generally expected it will, include medical devices, including some of our products, under the jurisdiction of RoHS. If this exemption is revoked, it could result in increased costs to us and we cannot assure you we will ultimately be able to comply with RoHS or related requirements in other jurisdictions. In addition, the State of California adopted the Electronic Waste Recycling Act, effective January 1, 2007, which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices in California if they are also prohibited from sale in the EU under the RoHS directive because they contain certain heavy metals. The number and scope of these requirements are increasing and we will likely become subject to further similar laws in other jurisdictions. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and workplace health and safety.
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
Our success depends partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.
We have been (and from time to time we may be) notified that third parties consider their patents or other intellectual property relevant to our products. We may be sued for infringing the intellectual property rights of others, including claims with respect to intellectual property of entities we may acquire. We are currently party to a suit brought by The Research Foundation of the State University of New York against Luminex and LMD, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement, as described in this Quarterly Report on Form 10-Q for the period ended June 30, 2008. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe on the proprietary rights of others or that their rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. Furthermore, litigation is time consuming and could divert management’s attention and resources away from our business. If we do not prevail in any litigation, we may have to pay damages and could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, if at all. Moreover, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.

We require collaboration with other organizations in obtaining relevant biomarkers, access to oligonucleotides and enzymes that are patented or controlled by others. If we cannot continue to obtain access to these areas or identify freedom to operate opportunities this could affect our future sales and profits.
We may be unsuccessful in implementing our acquisition strategy. We may face difficulties integrating acquired entities with our existing businesses.
Acquisitions of assets or entities designed to accelerate the implementation of our strategic plan are an element of our long-term strategy. We may be unable to identify and complete appropriate future acquisitions in a timely manner and no assurance can be provided that the market price of potential business acquisitions will be acceptable. In addition, many of our competitors have greater financial resources than we have and may be willing to pay more for these businesses or selected assets. In the future, should we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the financing, if necessary, for these acquisitions on terms favorable to us. Generally, potential acquisitions pose a number of risks, including, among others, that:
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

•	acquisitions and subsequent integration of these companies may disrupt our business and distract our management from other responsibilities; and
•	the costs of unsuccessful acquisition efforts may adversely affect our financial performance.
Other risks of integration include:
•	disparate information technology, internal control, financial reporting and record-keeping systems;
•	differences in accounting policies, including those requiring judgment or complex estimation processes;
•	new partners or customers who may operate on terms and programs different than ours;

•	additional employees not familiar with our operations;
•	facilities or operations in remote locations or potentially foreign jurisdictions and the inherent risks of operating in unfamiliar legal and regulatory environments; and
•
new products, including the risk that any underlying intellectual property associated with such products may not have been adequately protected or that such products may infringe on the proprietary rights of others.

Our operating results may be affected by current economic and political conditions.
The ongoing uncertainty in the domestic and global finance markets and events in the Middle East and concern for future terrorist attacks leave many economic and political uncertainties. Furthermore, foreign stock markets have been volatile and equally sensitive to global geopolitical concerns and terrorist threats. These uncertainties could adversely affect our business and revenues in the short or long term in ways that cannot presently be predicted.
ITEM 2. UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The stock repurchase activity for the second quarter of 2008 was as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans or Programs	Programs
04/01/08 — 04/30/08	6,289	19.76	—	—
05/01/08 — 05/31/08	3,098	20.42	—	—
06/01/08 — 06/30/08	497	21.55	—	—

Total First Quarter	9,884	20.06	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our 2008 Annual Meeting of Stockholders, which was held on May 22, 2008, our stockholders elected Fred C. Goad, Jr., Jim D. Kever, and Jay B. Johnston to serve as Class II directors for a term of three years by the following votes:

	Number of Shares
	Voted For	Withheld
Fred C. Goad, Jr.	30,861,141	1,667,016
Jim D. Kever	30,812,027	1,716,130
Jay B. Johnston	30,869,160	1,658,997
The other directors whose terms of office as a director continued after the meeting were as follows: Patrick J. Balthrop, Robert J. Cresci, Thomas W. Erickson, G. Walter Loewenbaum II, Kevin M. McNamara, J. Stark Thompson, and Gerard Vaillant.

The following item was also presented to the stockholders with the following results:

	Number of Shares
		Voted		Broker
	Voted For	Against	Abstained	Non-Votes
To ratify the appointment by the Company’s Audit committee of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008	32,493,737	6,973	27,447	0
ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit
Number	Description of Documents

1.1
Underwriting Agreement dated June 24, 2008 by and among Luminex Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives for the several underwriters named therein. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated June 25, 2008)

10.1
First Amendment to Credit Agreement, dated May 28, 2008, by and between Luminex Corporation and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 29, 2008)

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

Date: August 8, 2008

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