Form 10-Q
period 2008-09-30
LUMINEX CORP
filed 2008-11-07
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 41,464,301 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on November 3, 2008.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,618	$27,233
Short-term investments	35,050	6,944
Accounts receivable, net	12,789	11,827
Inventory, net	9,547	6,508
Other	1,698	856

Total current assets	140,702	53,368

Property and equipment, net	12,038	12,673
Intangible assets, net	16,449	16,919
Long-term investments	2,000	—
Goodwill	39,617	39,617
Other	804	982

Total assets	$211,610	$123,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,963	$3,346
Accrued liabilities	6,376	6,811
Deferred revenue	2,898	2,276
Current portion of long term debt	346	134

Total current liabilities	13,583	12,567

Long-term debt	3,463	2,976
Deferred revenue and other	5,037	4,536

Total liabilities	22,083	20,079

Stockholders’ equity:
Common stock	40	35
Additional paid-in capital	276,234	191,218
Accumulated other comprehensive loss	(30)	(8)
Accumulated deficit	(86,717)	(87,765)

Total stockholders’ equity	189,527	103,480

Total liabilities and stockholders’ equity	$211,610	$123,559

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Revenue	$28,897	$19,353	$76,250	$53,508
Cost of revenue	9,343	7,336	24,876	20,724

Gross profit	19,554	12,017	51,374	32,784
Operating expenses:
Research and development	4,443	4,464	13,899	11,035
Selling, general and administrative	12,130	10,011	36,276	28,823
In-process research and development expense	—	(600)	—	7,400

Total operating expenses	16,573	13,875	50,175	47,258

Income (loss) from operations	2,981	(1,858)	1,199	(14,474)
Interest expense from long-term debt	(137)	(253)	(406)	(685)
Other income, net	490	309	629	1,350

Income (loss) before income taxes	3,334	(1,802)	1,422	(13,809)
Income taxes	(161)	(50)	(374)	37

Net income (loss)	$3,173	$(1,852)	$1,048	$(13,772)

Net income (loss) per share, basic	$0.08	$(0.05)	$0.03	$(0.40)

Shares used in computing net income (loss) per share, basic	40,002	35,097	37,056	34,043
Net income (loss) per share, diluted	$0.08	$(0.05)	$0.03	$(0.40)

Shares used in computing net income (loss) per share, diluted	42,173	35,097	38,957	34,043
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Operating activities:
Net income (loss)	$3,173	$(1,852)	$1,048	$(13,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,821	1,067	5,125	3,445
In-process research and development expense	—	(600)	—	7,400
Stock-based compensation and other	1,781	1,744	5,202	4,843
Loss on disposal of assets	—	—	7	88
Other	(131)	1	467	3
Changes in operating assets and liabilities:
Accounts receivable, net	(2,771)	(741)	(985)	(2,398)
Inventory, net	(1,034)	(503)	(3,039)	(1,223)
Prepaids and other	139	361	(793)	242
Accounts payable	465	(342)	1,103	(4,159)
Accrued liabilities	(290)	536	(1,346)	(1,817)
Deferred revenue	530	(545)	1,122	(402)

Net cash provided by (used in) operating activities	3,683	(874)	7,911	(7,750)

Investing activities:
Net sales (purchases) of held-to-maturity investments	(27,174)	33	(30,106)	9,743
Purchase of property and equipment	(852)	(2,002)	(2,747)	(5,331)
Acquisition of business, net of cash acquired	—	50	—	(2,686)
Acquisition activity	(93)	—	(505)	(265)
Acquired technology rights	(234)	(5)	(1,216)	(5)
Proceeds from sale of assets	20	—	20	30

Net cash (used in) provided by investing activities	(28,333)	(1,924)	(34,554)	1,486

Financing activities:
Payments on debt	—	(4)	(134)	(12,349)
Proceeds from secondary offering, net of offering costs	(104)	—	74,675	—
Proceeds from issuance of common stock	3,668	459	6,438	632
Other	—	4	—	13

Net cash provided by (used in) financing activities	3,564	459	80,979	(11,704)

Effect of foreign currency exchange rate on cash	25	228	49	279
Change in cash and cash equivalents	(21,061)	(2,111)	54,385	(17,689)
Cash and cash equivalents, beginning of period	102,679	11,836	27,233	27,414

Cash and cash equivalents, end of period	$81,618	$9,725	$81,618	$9,725

Supplemental disclosure of cashflow information:
Interest and penalties paid	$1	$1	$160	$1,336

Supplemental disclosure of non-cash effect of acquisitions:
Purchase price	$—	$(1,182)	$—	$(48,928)
Common stock issued	—	—	—	41,755
Conversion of Tm options and warrants	—	—	—	2,315
Cash acquired	—	1,232	—	1,232
Acquisition, net of cash acquired	—	—	—	940

	$—	$50	$—	$(2,686)

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Certain items in prior financial statements have been reclassified to conform to the current presentation.
The Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation. Comprehensive income for the three months ended September 30, 2008 was approximately $3.1 million and comprehensive loss for the three months ended September 30, 2007 was approximately $1.6 million.
The Company has two segments for financial reporting purposes: the Technology Segment and the Assay Segment. See Note 6 — Segment Information.
The acquisition of Tm Bioscience Corporation, now known as Luminex Molecular Diagnostics or LMD, was completed on March 1, 2007; therefore, the results of operations in the Company’s consolidated financial statements only include results from LMD since this date.
On June 30, 2008, the Company completed a public offering of 4,025,000 shares of common stock which raised $74.7 million, net of approximately $5.5 million of offering costs.
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
The following table summarizes the pro forma financial information (in thousands, except per share amounts):

Nine Months Ended
September 30, 2007
Revenues	$53,827
Net loss	$(20,149)
Net loss per share, basic and diluted	$(0.58)

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 2 — INVESTMENTS
Held-to-maturity securities as of September 30, 2008 consisted of $42.0 million of federal agency debt securities. Amortized cost approximates fair value of these investments.
The amortized costs of held-to-maturity debt securities at September 30, 2008, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Accrued	Amortized
	Cost	Interest	Cost
Due in one year or less	$40,024	$219	$40,243
Due after one year through two years	$2,000	$4	$2,004

	$42,024	$223	$42,247

NOTE 3 — INVENTORY, NET
Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Parts and supplies	$4,831	$3,613
Work-in-progress	3,295	1,632
Finished goods	2,133	1,956

	10,259	7,201

Less: Allowance for excess and obsolete inventory	(712)	(693)

	$9,547	$6,508

NOTE 4 — EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic and diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$3,173	$(1,852)	$1,048	$(13,772)

Denominator:
Denominator for basic net income (loss) per share - weighted average common stock outstanding	40,002	35,097	37,056	34,043
Dilutive common stock equivalents — common stock options and awards	2,171	—	1,901	—

Denominator for diluted net income (loss) per share - weighted average common stock outstanding and dilutive common stock equivalents	42,173	35,097	38,957	34,043

Basic net income (loss) per share	$0.08	$(0.05)	$0.03	$(0.40)
Diluted net income (loss) per share	$0.08	$(0.05)	$0.03	$(0.40)
Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards, or RSAs, restricted stock units, or RSUs, and stock options to acquire 2.3 million and 1.4 million shares, respectively, for the three months ended September 30, 2008 and 2007 and 2.0 million and 1.4 million, respectively, for the nine months ended September 30, 2008 and 2007 were excluded from the computations of diluted EPS because the effect of including the RSAs, RSUs, and stock options would have been anti-dilutive.
NOTE 5 — STOCK-BASED COMPENSATION
The Company’s stock option activity for the nine months ended September 30, 2008 is as follows:

		Weighted
		Average
	Shares	Exercise
Stock Options	(in thousands)	Price
Outstanding at December 31, 2007	3,444	$11.96
Granted	77	20.70
Exercised	(582)	11.06
Cancelled or expired	(25)	22.03

Outstanding at September 30, 2008	2,914	$12.28
The Company had $1.6 million of total unrecognized compensation costs related to stock options at September 30, 2008 that are expected to be recognized over a weighted-average period of 1.9 years.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s restricted shares activity for the nine months ended September 30, 2008 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards and Units	(in thousands)	Fair Value
Non-vested at December 31, 2007	1,333	$13.37
Granted	401	20.96
Vested	(308)	12.71
Cancelled or expired	(105)	13.69

Non-vested at September 30, 2008	1,321	$15.35
As of September 30, 2008, there was $17.8 million of unrecognized compensation cost related to RSAs and RSUs. That cost is expected to be recognized over a weighted average-period of 3.0 years.
The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenue	$140	$105	$374	$254
Research and development	312	216	812	559
Selling, general and administrative	1,329	1,423	4,016	4,030

Total stock-based compensation costs	$1,781	$1,744	$5,202	$4,843
NOTE 6 — SEGMENT INFORMATION
Management has determined that the Company has two segments for financial reporting purposes: the Technology Segment and the Assay Segment. The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Following is selected information as of or for the nine months ended September 30, 2008 (in thousands).

	Technology	Assay	Intersegment
	Group	Group	Eliminations	Consolidated

Revenues from external customers	$61,496	$14,754	$—	$76,250
Intersegment revenue	(3,926)	(158)	4,084	—
Depreciation and amortization	2,408	2,860	(143)	5,125
Segment profit (loss)	10,496	(9,426)	(22)	1,048

Segment assets	233,413	72,150	(93,953)	211,610

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Following is selected information as of or for the nine months ended September 30, 2007 (in thousands), with recognition that the LMD impact is only for the period of March 1, 2007 through September 30, 2007:

	Technology	Assay	Intersegment
	Group	Group	Eliminations	Consolidated

Revenues from external customers	$45,007	$8,501	$—	$53,508
Intersegment revenue	(2,322)	(48)	2,370	—
Depreciation and amortization	1,515	2,434	(161)	3,788
Segment profit (loss)	2,894	(16,504)	(162)	(13,772)

Segment assets	58,308	66,135	(13,629)	110,814
NOTE 7 — INCOME TAXES
The Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) at the beginning of fiscal year 2007. As of the date of adoption and at September 30, 2008, all of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by a change to the valuation allowance.
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. The Company has not recognized any interest or penalties related to uncertain tax positions to date.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
On January 16, 2008, Luminex Corporation and Luminex Molecular Diagnostics, Inc. were served with a complaint, filed by The Research Foundation of the State University of New York (“SUNY”) in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. The complaint seeks an undetermined amount of damages as well as injunctive relief. On February 9, 2008, Luminex and LMD filed an answer to this complaint denying all claims brought by SUNY. The parties participated in a scheduling conference on April 2, 2008, to establish deadlines for completion of discovery. A trial date has not been set. The parties are engaging in the discovery process. At this time, we cannot assess the probability of the various potential outcomes of this case.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. The implementation of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The Company will disclose the fair value of its debt in its Annual Report on Form 10-K for the year ended December 31, 2008. The Company is currently assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
In October 2008, the FASB issued FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FAS 157-3). FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company believes the impact of this pronouncement on the Company’s consolidated financial statements to be immaterial.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R) which replaces FAS No. 141, “Business Combinations” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. FAS 141R and FAS 160 are effective for the Company’s fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Upon adoption, these standards will not have a material impact on the Company’s consolidated financial position and result of operations. However, if the Company enters into any business combinations after the adoption of FAS 141R, a transaction may significantly impact its consolidated financial position and results of operations as compared to its recent acquisition, accounted for under existing GAAP requirements, due to the changes described above.
In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). FAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on its current operations, the Company does not expect that the adoption of FAS 162 will have a material impact on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, the “Risk Factors” included in Part II, Item 1A of this Report, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
SAFE HARBOR CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology;

•	dependence on strategic partners for development, commercialization and distribution of products;

•
the impact of the ongoing uncertainty in global finance markets on us and on our strategic partners and their customers, including its effects on their capital spending policies and their ability to finance purchases of our products;

•	concentration of our revenue in a limited number of strategic partners;

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, bulk purchases of consumables, and the seasonal nature of some of our assay products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	potential shortages of components;

•	competition;

•	our ability to successfully launch new products;

•	the timing of regulatory approvals;

•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us, including the SUNY litigation;

•	risks relating to our foreign operations; and

•
risks and uncertainties associated with implementing our acquisition strategy including our ability to obtain financing, our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to recognize the benefits of our acquisitions.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described or incorporated by reference in the section titled “Risk Factors” below. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report and our other annual and periodic reports.

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
Our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. We have adopted a business model built around strategic partnerships. We have licensed our xMAP technology to companies, who then develop products that incorporate the xMAP technology that they sell to the end-user customers. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end-user customers. We earn a contractually-determined royalty on the sales of these xMAP-based reagent consumable products. We were founded on this model, and the majority of our success to date has been due to this model. As of September 30, 2008, we had 61 strategic partners and product distributors, 34 of which have released commercialized products using our technology. We and our partners have sold and placed 5,641 xMAP-based instruments in laboratories worldwide.
Beginning in 2006, we began developing proprietary assays through Luminex Bioscience Group, or LBG. This activity was supplemented by our March 1, 2007 acquisition of Tm Bioscience Corporation, which we refer to as Luminex Molecular Diagnostics, or LMD. Our Assay Segment, which includes LMD and LBG, is focusing on the molecular diagnostics market through LMD and in certain specialty markets through LBG.
We have several forms of revenue that result from this business model:
•
System revenue is generated from the sale of our xMAP systems and peripherals. Currently, system revenue is derived from the sale of the Luminex analyzers often coupled with our optional XY Platform and/or Sheath Delivery System products. This metric includes all configurations of our xMAP systems including refurbished systems, demonstration systems and modular components.

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

•
Assay revenue is generated from the sale of our kits which are a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on test samples. Assay revenue currently includes both LBG and LMD sales. LMD sales have been included in Assay revenue since March 1, 2007 as a result of our acquisition of LMD that was effective on that date. Previously, assay revenue generated from LBG was recorded in other revenue as it did not constitute a material amount of total revenue.

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
Third Quarter 2008 Highlights
•	Net income of $3.2 million for the third quarter of 2008 and $1.0 million of net income year to date

•	Consolidated total revenue of $28.9 million representing a 49% increase over revenue for the third quarter of 2007

•	System shipments of 239 resulting in cumulative life to date shipments of 5,641, up 19% from a year ago representing the eighth consecutive quarter of system shipments of 200 or more

•	Consumables revenue of $8.3 million and royalty revenue of $3.9 million, up 47% and 45%, respectively, from the third quarter of 2007

•	Consolidated gross profit margin of 68% for the third quarter
Segment Information
We have two reportable segments: The Technology Segment and the Assay Segment. The Technology Segment, which is the business on which our company was founded, consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items. The Assay Segment consists of LBG and LMD and is primarily involved in the development and sale of assays developed on xMAP technology for use on the installed base of systems.
Future Operations
We expect revenue growth for the remainder of 2008 will be driven by continued adoption of our core technology coupled with assay introduction and commercialization by our partners. We also expect that our high margin items, such as assays, consumables and royalties, will remain a significant portion of our revenue mix, contributing to favorable, but variable gross margin percentages. Additionally, we believe that a sustained investment in R&D is necessary to meet the needs of our marketplace. We estimate that R&D expenditures for the year ended December 31, 2008 will decline as a percentage of revenue from 21% for the year ended December 31, 2007 to less than 20% of revenue for the year ended December 31, 2008. Finally, we believe our partner model allows us to leverage our operating expenses, which, assuming continued revenue increases and R&D expense control as described above, should allow us to generate increased operating income for the full year 2008 as a percentage of total revenue of our core business.

We expect our primary challenges will be increasing traction of partner products incorporating Luminex technology, commercialization and market adoption of output from the Assay Segment, and expanding our footprint and reputation within our identified target market segments.
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
Management believes there have been no significant changes during the quarter ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
Selected consolidated financial data for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	September 30,
	2008	2007
Revenue	$28,897	$19,353
Gross profit	$19,554	$12,017
Gross profit margin percentage	68%	62%
Operating expenses	$16,573	$13,875
Income (loss) from operations	$2,981	$(1,858)
Total revenue increased by 49% to $28.9 million for the three months ended September 30, 2008 from $19.4 million for the comparable period in 2007. The increase in revenue was attributable to growth in both of our segments. Technology Segment revenue increased by $6.5 million or 41% and Assay Segment revenue increased by $3.0 million or 90% over the third quarter of 2007. The primary drivers to our consolidated revenue increase over the prior year are a 42% increase in consolidated system revenue, a 48% increase in consumable revenue from $5.7 million in the third quarter of 2007 to $8.3 million in the third quarter of 2008, and a 100% increase in assay revenue over the third quarter of 2007.
We continued to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 35% of consolidated total revenue in the third quarter of 2008 (18% and 17%, respectively). For comparative purposes, these same two customers accounted for 37% of total revenue (19% and 18%, respectively) in the third quarter of 2007. No other customer accounted for more than 10% of total revenue in this quarter.
Gross profit margin percentage increased to 68% for the three months ended September 30, 2008 from 62% for the comparable period in 2007 due to the continuing shift in revenue concentration towards higher margin items such as assays, consumables and royalties. Assay, consumable, and royalty revenue represented 63% of total revenue in the current quarter compared to 58% in the third quarter of 2007. The increase in operating expenses from $13.9 million for the third quarter of 2007 to $16.6 million for the third quarter of 2008 was primarily as a result of additional personnel costs associated with the increase in research and development and selling, general, and administrative employees to 255 at September 30, 2008 from 222 at September 30, 2007. The shift to net operating income was as a result of the increase in revenues in 2008 and the gross margin increase. Other income, net increased to $490,000 for the three months ended September 30, 2008 from $309,000 for the comparable period in 2007 mainly as a result of the interest earned on the net proceeds from our secondary public offering offset by the decrease in the average rate earned on current invested balances to 2.0% for the three months ended September 30, 2008 from 5.0% for the three months ended September 30, 2007. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period. See additional discussions by segment below.

Technology Segment
The following table presents selected financial data for our Technology Segment for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	September 30,
	2008	2007
Revenue	$22,582	$16,027
Gross profit	$14,541	$10,085
Gross profit margin percentage	64%	63%
Operating expenses	$11,313	$9,875
Income from operations	$3,228	$210
Revenue. Total revenue for our Technology Segment increased by 41% to $22.6 million for the three months ended September 30, 2008 from $16.0 million for the comparable period in 2007. The increase in revenue was primarily attributable to an increase in consumable, system, and royalty revenue as a result of our efforts to accelerate instrument placements, menu expansion, and increasing utilization of our partner’s assays on our technology. Two customers accounted for 44% of total Technology Segment revenue in the third quarter of 2008 (23% and 21%, respectively). For comparative purposes, three customers accounted for 47% of total revenue in the third quarter of 2007 (24%, 13%, and 10%, respectively).
A breakdown of revenue in the Technology Segment for the three months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
System sales	$7,483	$5,148
Consumable sales	8,328	5,655
Royalty revenue	3,865	2,667
Service contracts	1,403	1,167
Other revenue	1,503	1,390

	$22,582	$16,027

System and peripheral component sales increased by 45% to $7.5 million for the three months ended September 30, 2008 from $5.1 million for the comparable period of 2007. The Technology Segment sold 232 of the 239 total system sales in the three months ended September 30, 2008. For the three months ended September 30, 2008, five of our partners accounted for 178, or 77%, of total technology segment system sales for the period. Four of our partners in 2007 purchased 169, or 87%, of total technology segment system sales in the three months ended September 30, 2007.
Consumable sales increased by 47% to $8.3 million for the three months ended September 30, 2008 from $5.7 million for the three months ended September 30, 2007. This is primarily the result of an increase in bulk purchases due to increased commercial activity by our partners. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended September 30, 2008, we had 14 bulk purchases of consumables totaling approximately $7.0 million, or 84% of total consumable sales as compared with 11 bulk purchases totaling approximately $4.5 million, or 79% of total consumable sales for the three months ended September 30, 2007. Partners who reported royalty bearing sales accounted for $7.7 million, or 92%, of total consumable sales for the three months ended September 30, 2008. As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.

Technology segment royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 45% to $3.9 million for the three months ended September 30, 2008 compared with $2.7 million for the three months ended September 30, 2007. We believe this is primarily the result of our efforts to accelerate instrument placements, menu expansion, and increase utilization of our partner’s assay on our technology. We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended September 30, 2008 and September 30, 2007, we had 32 commercial partners submitting royalties. One of our partners reported royalties totaling approximately $1.4 million or 36% of total royalties for the current quarter compared to $894,000 or 34% for the quarter ended September 30, 2007. Two other customers reported royalties totaling approximately $793,000 or 21% (11% and 10%, respectively) of total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales reported to us by our partners were over $63 million for the quarter ended September 30, 2008, compared with over $49 million for the quarter ended September 30, 2007.
Service contracts revenue increased by 20% to $1.4 million for the third quarter of 2008 from $1.2 million for the third quarter of 2007. This increase is attributable to additional resources allocated to the sale of extended service agreements resulting in increased penetration and an expanding installed base. At September 30, 2008, we had $2.3 million in deferred revenue related to service contracts. At September 30, 2007, we had $2.0 million in deferred revenue related to service contracts.
Other revenues increased by 8% to $1.5 million for the three months ended September 30, 2008 from $1.4 million for the three months ended September 30, 2007. Other revenue consists of items such as training, shipping, parts sales, license revenue, grant revenue, contract research and development fees, milestone revenue and other items.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Technology Segment increased to 64% for the three months ended September 30, 2008 from 63% for the three months ended September 30, 2007. Gross profit for the Technology Segment increased to $14.5 million for the three months ended September 30, 2008, as compared to $10.1 million for the three months ended September 30, 2007. The increase in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items. Consumables and royalties, two of our higher margin items, comprised $12.2 million, or 54%, of Technology Segment revenue for the current quarter and $8.3 million, or 52%, of Technology Segment revenue for the quarter ended September 30, 2007. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin. We anticipate continued fluctuation in the gross profit margin percentage and related gross profit for the Technology Segment primarily as a result of changes in revenue mix.
Research and development expense. Research and development expenses for the Technology Segment increased to $2.6 million for the three months ended September 30, 2008 from $2.4 million for the comparable period in 2007. The increase was primarily related to an increase in materials and supplies and additional personnel costs associated with the addition of employees and contract employees in the Technology Segment to 73 at September 30, 2008 from 64 at September 30, 2007. The increase in materials and supplies and the number of employees has allowed us to enhance our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
Selling, general and administrative expense. Selling, general and administrative expense for the Technology Segment increased to $8.7 million for the three months ended September 30, 2008 from $7.5 million for the comparable period in 2007. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees of the Technology Segment to 97 at September 30, 2008 from 80 at September 30, 2007 and higher legal and professional fees.

Other income, net. Other income increased to $490,000 for the three months ended September 30, 2008 from $309,000 for the comparable period in 2007 primarily due to the additional interest income generated from the net proceeds of our secondary public offering which closed on June 30, 2008, offset by a decrease in the average rate earned. The average rate earned on current invested balances decreased to 2.0% at September 30, 2008 from 5.0% at September 30, 2007. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period.
Assay Segment
The following table presents selected financial data for our Assay Segment for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	September 30,
	2008	2007
Revenue	$6,315	$3,326
Gross profit	$5,013	$1,932
Gross profit margin percentage	79%	58%
Operating expenses	$5,260	$4,000
Loss from operations	$(247)	$(2,068)
A breakdown of revenue in the Assay Segment for the three months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
System sales	$305	$352
Consumable sales	12	—
Service contracts	26	—
Assay revenue	5,897	2,945
Other revenue	75	29

	$6,315	$3,326

Revenue. Total revenue for our Assay Segment increased by 90% to $6.3 million for the three months ended September 30, 2008 from $3.3 million for the comparable period in 2007. The increase in revenue was primarily attributable to an increase in assay revenue. The majority of our Assay Segment revenues are generated from the sale of test kits. Historically, over 70% of our total assay revenue was derived from our Cystic Fibrosis (CF) product line. In the current quarter, as a result of the launch of our Respiratory Viral Panel (RVP) product in January, 2008, our top two products were CF and RVP. These two products represented over 80% of total assay revenue in the current quarter. The top five customers, by revenue, accounted for 71% of total Assay Segment revenue for the three months ended September 30, 2008. In particular, two customers accounted for 54% of total Assay Segment revenue (33% and 21%, respectively) for the three months ended September 30, 2008. Two customers accounted for 47% of revenue for the third quarter of 2007 (34% and 13%, respectively). No other customer accounted for more than 10% of total Assay Segment revenue. During the three months ended September 30, 2008, our Assay Segment sold 7 systems. Other revenue includes shipping revenue and training revenue.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Assay Segment increased to 79% for the three months ended September 30, 2008 from 58% for the three months ended September 30, 2007. Gross profit for the Assay Segment increased to $5.0 million for the three months ended September 30, 2008, as compared to $1.9 million for the three months ended September 30, 2007. The increase in gross profit was primarily attributable to increased utilization and capacity at LMD, a contractual amendment with a partner resulting in a pricing adjustment of $327,000 related to sales in the first and second quarter of 2008, increased sales of higher gross margin assays, and changes in revenue mix between our higher and lower gross margin assays. The increase in gross profit was primarily attributable to the overall increase in revenue.
Research and development expense. Research and development expenses for our Assay Segment were $1.9 million and $2.1 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in research and development expenses was primarily due to a decrease in external collaborative research expenses by LBG offset by increased activity by LMD related to product development.
Selling, general and administrative expense. Selling, general and administrative expenses for the Assay Segment were $3.4 million and $2.5 million for the three months ended September 30, 2008 and 2007, respectively. The overall increase in selling, general, and administrative expenses is primarily due to an increase in legal expenses.
NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007
The following table presents selected consolidated financial data for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Revenue	$76,250	$53,508
Gross profit	$51,374	$32,784
Gross profit margin percentage	67%	61%
Operating expenses	$50,175	$47,258
Income (loss) from operations	$1,199	$(14,474)
Total revenue increased by 43% to $76.3 million for the nine months ended September 30, 2008 from $53.5 million for the comparable period in 2007. The increase in revenue was primarily attributable to an increase of $13.0 million in consumable and royalty revenues in the Technology Segment and continued growth in the Assay Segment, including the effects of the acquisition of LMD, which contributed $5.4 million of additional assay revenue. In addition, system sales for the nine months ended September 30, 2008 increased to 662 systems from 599 systems for the corresponding prior year period bringing total system sales since inception to 5,641 as of September 30, 2008.
We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 36% of consolidated total revenue for the nine months ended September 30, 2008 (20% and 16%, respectively). For comparative purposes, these same two customers accounted for 33% of total revenue (13% and 20%, respectively) for the nine months ended September 30, 2007. No other customer accounted for more than 10% of total revenue in the nine months ended September 30, 2008.

Gross profit margin percentage increased to 67% for the nine months ended September 30, 2008 from 61% for the comparable period in 2007 due to the continuing shift in revenue concentration towards higher margin items such as assays, consumables and royalties. Assay, consumable, and royalty revenue represented 62% of total revenue in the nine months ended September 30, 2008 compared to 54% in the nine months ended September 30, 2007. The increase in operating expenses from $47.3 million for the nine months ended September 30, 2007 to $50.2 million for the nine months ended September 30, 2008 reflects the incorporation of the results of LMD for the full nine months in 2008, versus seven months in 2007, additional personnel costs associated with the increase in research and development and selling, general, and administrative employees to 255 at September 30, 2008 from 222 at September 30, 2007, offset by the non-recurring $7.4 million write-off of in-process research and development related to the acquisition of LMD in 2007. Net operating income increased as a result of the non-recurring $7.4 million write-off of in-process research and development related to the acquisition of LMD in 2007, the increase in revenues in 2008, and the gross margin increase. Other income, net decreased to $629,000 for the nine months ended September 30, 2008 from $1.4 million for the comparable period in 2007 partially due to approximately $500,000 in costs related to a potential acquisition that did not occur, offset by the additional interest income on the net proceeds from our secondary offering. In addition, the average rate earned on current invested balances decreased to 2.5% for the nine months ended September 30, 2008 from 5.0% for the nine months ended September 30, 2007. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period. See additional discussions by segment below.
Technology Segment
The following table presents selected financial data for our Technology Segment for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Revenue	$61,496	$45,007
Gross profit	$40,356	$27,527
Gross profit margin percentage	66%	61%
Operating expenses	$33,768	$28,092
Income (loss) from operations	$6,588	$(565)
Revenue. Total revenue for our Technology Segment increased by 37% to $61.5 million for the nine months ended September 30, 2008 from $45.0 million for the comparable period in 2007. The increase in revenue was primarily attributable to an increase in consumable, royalty and system revenue as a result of our efforts to accelerate instrument placements, menu expansion, and increasing utilization of our partner’s assays on our technology. Two customers accounted for 45% of total Technology Segment revenue in of the nine months ended September 30, 2008 (25% and 20%, respectively). For comparative purposes, these same two customers accounted for 39% of total Technology Segment revenue (16% and 23%, respectively) in the nine months ended September 30, 2007. The increase in revenue attributable to our largest customer is due to consumable purchases directly associated with the development of new products.

A breakdown of revenue in the Technology Segment for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
System sales	$19,506	$16,236
Consumable sales	23,365	13,771
Royalty revenue	10,855	7,409
Service contracts	3,888	3,257
Other revenue	3,882	4,334

	$61,496	$45,007

System and peripheral component sales increased by 20% to $19.5 million for the nine months ended September 30, 2008 from $16.2 million for the comparable period of 2007. The Technology Segment sold 634 of the 662 total system sales in the nine months ended September 30, 2008. For the nine months ended September 30, 2008, five of our partners accounted for 455, or 72%, of total technology segment system sales for the period. Four of our partners purchased 478, or 80%, of total technology segment system sales in the nine months ended September 30, 2007.
Consumable sales increased by 70% to $23.4 million for the nine months ended September 30, 2008 from $13.8 million for the nine months ended September 30, 2007. This is primarily the result of an increase in bulk purchases due to increased commercial activity by our partners. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the nine months ended September 30, 2008, we had 39 bulk purchases of consumables totaling approximately $19.4 million, or 83%, of total consumable sales as compared with 32 bulk purchases totaling approximately $10.0 million, or 73%, of total consumable sales for the nine months ended September 30, 2007. Partners who reported royalty bearing sales accounted for $21.8 million, or 91%, of total consumable sales for the nine months ended September 30, 2008 as compared with $11.4 million, or 83%, of total consumable sales for the nine months ended September 30, 2007. As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.
Royalty revenue increased by 47% to $10.9 million for the nine months ended September 30, 2008 compared with $7.4 million for the nine months ended September 30, 2007. We believe this is primarily the result of our efforts to accelerate instrument placements, menu expansion, and increasing utilization of our partner’s assays on our technology. We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the nine months ended September 30, 2008, we had 34 commercial partners submitting royalties as compared to 32 for the nine months ended September 30, 2007. One of our partners reported royalties totaling approximately $3.4 million or 29% of total royalties for the nine months ended September 30, 2008. Two other partners reported royalties totaling approximately $2.3 million or 20% (10% each) of total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the nine months ended September 30, 2008. Total royalty bearing sales reported to us by our partners were over $178 million for the nine months ended September 30, 2008, compared with over $123 million for the nine months ended September 30, 2007.
Service contracts revenue increased by 19% to $3.9 million for the nine months ended September 30, 2008 from $3.3 million for the nine months ended September 30, 2007. This increase is attributable to additional resources allocated to the sale of extended service agreements resulting in increased penetration of the expanded installed base. At September 30, 2008, we had 981 Luminex systems covered under extended service agreements and $2.3 million in deferred revenue related to those contracts. At September 30, 2007, we had 807 Luminex systems covered under extended service agreements and $2.1 million in deferred revenue related to those contracts.

Other revenues decreased by 10% to $3.9 million for the nine months ended September 30, 2008 from $4.3 million for the nine months ended September 30, 2007. This decrease is primarily the result of a decrease in part sales and a decrease in grant revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Technology Segment increased to 66% for the nine months ended September 30, 2008 from 61% for the nine months ended September 30, 2007. Gross profit for the Technology Segment increased to $40.4 million for the nine months ended September 30, 2008, as compared to $27.5 million for the nine months ended September 30, 2007. The increase in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items. Consumables and royalties, two of our higher margin items, comprised $34.2 million, or 56%, of Technology Segment revenue for the nine months ended September 30, 2008 and $21.2 million, or 47%, of Technology Segment revenue for the nine months ended September 30, 2007. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin. We anticipate continued fluctuation in the gross profit margin percentage and related gross profit for the Technology Segment primarily as a result of variability in partner bulk purchases and the absolute number of quarterly system sales.
Research and development expense. Research and development expenses for the Technology Segment increased to $8.0 million for the nine months ended September 30, 2008 from $6.6 million for the comparable period in 2007. The increase was primarily related to an increase in materials and supplies and additional personnel costs associated with the addition of employees and contract employees in the Technology Segment to 73 at September 30, 2008 from 64 at September 30, 2007. The increase in materials and supplies and the number of employees has allowed us to enhance our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms.
Selling, general and administrative expense. Selling, general and administrative expense for the Technology Segment increased to $25.8 million for the nine months ended September 30, 2008 from $21.5 million for the comparable period in 2007. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees of the Technology Segment to 97 at September 30, 2008 from 80 at September 30, 2007 and higher legal and professional fees.
Assay Segment
The following table presents selected financial data for our Assay Segment for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Revenue	$14,754	$8,501
Gross profit	$11,018	$5,257
Gross profit margin percentage	75%	62%
Operating expenses	$16,407	$19,166
Loss from operations	$(5,389)	$(13,909)

A breakdown of revenue in the Assay Segment for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
System sales	$1,227	$578
Consumable sales	32	—
Service contracts	38	—
Assay revenue	13,268	7,826
Other revenue	189	97

	$14,754	$8,501

Revenue. Revenues for our Assay Segment for the nine months ended September 30, 2008 include nine months of revenues from LMD and LBG; while revenues for the nine months ended September 30, 2007 include nine months of LBG, but only seven months of revenues from LMD, as the LMD acquisition was consummated on March 1, 2007. The majority of our Assay Segment revenues are generated from the sale of test kits. Historically, over 70% of our total assay revenue was derived from our CF product line. In the nine months ended September 30, 2008, as a result of the launch of our RVP product in January, 2008, our top two products are CF and RVP. These two products represent over 80% of total assay revenue in the nine months ended September 30, 2008. The top five customers, by revenue, accounted for 70% of total Assay Segment revenue for the nine months ended September 30, 2008. In particular, three customers accounted for 56% of total assay segment revenue (25%, 21% and 10%, respectively) for the nine months ended September 30, 2008. Two customers accounted for 45% of total revenue in the nine months ended September 30, 2007 (34% and 11%, respectively). No other customer accounted for more than 10% of total Assay Segment revenue. During the nine months ended September 30, 2008, our Assay Segment sold 28 systems. Other revenue includes shipping revenue and training revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Assay Segment increased to 75% for the nine months ended September 30, 2008 from 62% for the nine months ended September 30, 2007. Gross profit for the Assay Segment increased to $11.0 million for the nine months ended September 30, 2008, as compared to $5.3 million for the nine months ended September 30, 2007. The increase in gross profit margin percentage was primarily attributable to increased utilization and capacity at LMD, increased sales of higher gross margin assays, and changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin.
Research and development expense. Research and development expenses for our Assay Segment were $5.9 million and $4.5 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in research and development expenses was primarily due to incorporation of the results of LMD for the full nine months in 2008 compared to the inclusion of only seven months of operating results of LMD in the nine months ended September 30, 2007 as the acquisition was consummated on March 1, 2007, and to a lesser extent, to increased activity by LMD related to product development.
Selling, general and administrative expense. Selling, general and administrative expenses for the Assay Segment were $10.5 million for the nine months ended September 30, 2008 and $7.3 million, excluding the non-recurring $7.4 million write-off of in-process research and development related to the acquisition of LMD, for the nine months ended September 30, 2007. The overall increase in selling, general, and administrative expenses is primarily due to the addition of costs associated with LMD. As previously discussed, the expenses for the nine months ended September 30, 2007 include expenses related to LBG for the entire nine months and expenses related to LMD for seven months only. In addition, the increase is due to the impact of foreign exchange rates on foreign denominated balances of $687,000 for the nine months ended September 30, 2008 compared to $107,000 for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2008	2007
	(in thousands)	(in thousands)
Cash and cash equivalents	$81,618	$27,233
Short-term investments	35,050	6,944
Long-term investments	2,000	—
At September 30, 2008, we held cash, cash equivalents and short-term investments of $116.7 million and had working capital of $127.1 million. At December 31, 2007, we held cash, cash equivalents, and short-term investments of $34.2 million and had working capital of $40.8 million. The increase in cash and short-term investments is primarily attributable to our secondary public offering of 4,025,000 shares which raised net proceeds of $74.7 million and closed on June 30, 2008 and our management of receivables and inventory.
We have funded our operations to date primarily through the issuance of equity securities (in conjunction with an initial public offering in 2000, subsequent option exercises, and our secondary public offering in 2008) and cash generated from operations. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and U.S. corporate debt securities. We do not have any investments in asset-backed commercial paper, auction rate securities, mortgage backed or sub-prime style investments.
Cash provided by operating activities was $7.9 million for the nine months ended September 30, 2008, compared with cash used in operating activities of $(7.8) million for the nine months ended September 30, 2007. Significant items affecting operating cash flows for the nine months ended September 30, 2008 were our net income of $1.0 million, depreciation and amortization of $5.1 million and stock compensation of $5.2 million, offset by an increase in inventory of $3.0 million as a result of an increase in raw material and work in process in anticipation of fourth quarter sales. Other income decreased due to expenditures of approximately $500,000 in the nine months ended September 30, 2008 related to a potential acquisition that did not occur, and were consequently reflected as an investing activity rather than an operating activity.
Our operating expenses during the nine months ended September 30, 2008 were $50.2 million, of which $13.9 million was research and development expense and $36.3 million was selling, general and administrative expense. While research and development expense as a percentage of revenue is expected to decrease, we expect the absolute dollars of research and development expense to scale with our revenue growth as a result of our continuing investment in the research and development pipeline to support our strategy and expanded focus on product and platform development. We do not currently expect selling, general, and administrative expenses in 2008, excluding the impact of foreign exchange rates on foreign denominated balances, to increase at the same rate as in prior years.
Cash used in investing activities was $34.6 million for the nine months ended September 30, 2008 as compared with cash provided by investing activities of $1.5 million for the nine months ended September 30, 2007. Cash provided by or used in investing activities was affected by $30.1 million in purchases of held-to-maturity investments in the nine months ended September 30, 2008 compared to $9.7 million in purchases of held-to-maturity investments in the nine months ended September 30, 2007.
Cash provided by financing activities was $81.0 million for the nine months ended September 30, 2008 as compared with cash used in financing activities of $11.7 million for the quarter ended September 30, 2007. Cash provided by financing activities for the quarter ended September 30, 2008 increased due to our secondary public offering of 4,025,000 shares which raised net proceeds of $74.7 million and exercises of stock options compared to $12.3 million used to retire debt in 2007 as part of the LMD acquisition.

Our future capital requirements depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2008. We believe, however, that our existing cash and cash equivalents together with availability under our revolving credit facility as described below are adequate to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Based upon our current operating plan and structure, management anticipates total cash, cash equivalents, short-term and long-term investments, in the aggregate, at December 31, 2008 to remain substantially at the same level as at September 30, 2008. Factors that could affect this estimate, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) signing of partnership agreements which include significant up front license fees, (iv) unanticipated costs associated with, and the negative operating cash flows resulting from, our assay segment, and (v) future acquisitions.
On March 1, 2007, we entered into a senior revolving credit facility with JPMorgan Chase Bank, N.A., which provides borrowings of up to a maximum aggregate principal amount outstanding of $15.0 million based on availability under a borrowing base consisting of eligible accounts and inventory. The obligations under the senior revolving credit facility are guaranteed by our wholly-owned domestic subsidiaries and secured by all of our accounts, equipment inventory and general intangibles (excluding intellectual property) and those of the guarantors including the pledge of an intercompany note from LMD and payable to us. Loans under the senior credit facility accrue interest on the basis of either a base rate or a LIBOR rate. The base rate is calculated daily and is the greater of (i) prime minus 1.00% and (ii) federal funds rate plus .50%. Borrowings at the LIBOR rate are based on one, two or six month periods and interest is calculated by taking the sum of (i) the product of LIBOR for such period and statutory reserves plus (ii) 1.75%. We pay a fee of 0.125% per annum on the unfunded portion of the lender’s aggregate commitment under the facility. Approximately $11.0 million was available for borrowing at September 30, 2008. This credit facility currently has a maturity of February 26, 2009.
The senior revolving credit facility contains conditions to making loans, representations, warranties and covenants, including financial covenants customary for a transaction of this type. Financial covenants include (i) a tangible net worth covenant of $35.0 million and (ii) a liquidity requirement of availability not less than the funded debt of us and our subsidiaries calculated using the unencumbered cash, cash equivalents and marketable securities of us and our guarantors (including LMD). The senior credit facility also contains customary events of default as well as restrictions on undertaking certain specified corporate actions, including, among others, asset dispositions, acquisitions and other investments, dividends, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens and negative pledges, transactions with affiliates and agreements as to certain subsidiary restrictions and the creation of additional subsidiaries. If an event of default occurs that is not otherwise waived or cured, the lender may terminate its obligations to make loans under the senior credit facility and may declare the loans then outstanding under the senior credit facility to be due and payable. We believe we are currently in compliance with our financial and other covenants under the senior credit facility. As of September 30, 2008, no amounts were outstanding under the senior revolving credit facility.
To the extent our capital resources are insufficient to meet future capital requirements we will have to raise additional funds to continue the development and deployment of our technologies. There can be no assurance that debt or equity funds will be available on favorable terms, if at all, particularly given the current state of the capital markets. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing (under our credit facility or otherwise) could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and the current or future economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms.

Contractual Obligations
We currently have approximately $8.6 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described above.

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)

Non-cancelable rental Obligations	$11,811	$2,166	$3,639	$3,608	$2,398
Non-cancelable purchase obligations (1)	10,154	5,878	902	1,013	2,361
Long-term debt obligations (2)	5,285	503	2,043	2,739	—
Capital lease obligations	65	35	30	—	—

Total	$27,315	$8,582	$6,614	$7,360	$4,759

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

(2)
In 2003, Tm Bioscience entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (“Cdn”) 7.3 million relating to the development of several genetic tests. Funds were advanced from Technology Partnerships Canada (“TPC”), a special operating program. Luminex assumed this agreement upon acquisition of Tm Bioscience, now LMD. LMD has received $4.3 million from TPC which is expected to be repaid along with approximately $1.2 million of imputed interest for a total of approximately $5.5 million less payments made to date. LMD has agreed to repay the TPC funding through a royalty on assay revenue related to the funded product development. Royalty payments commenced in 2007 at a rate of 1% of assay revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until April 30, 2015, whichever is earlier. The repayment obligation expires on April 30, 2015 and any unpaid balance will be cancelled and forgiven on that date. Should the term of repayment be shorter than we expect due to higher than expected assay revenue, the effective interest rate would decrease as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” Furthermore, payment reflected in U.S. Dollars is subject to adjustment based upon applicable exchange rates as of the reporting date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at September 30, 2008 would yield an approximate 4.9% variance in overall investment return. Due to our intention to hold our investments to maturity, we have concluded that there is no material market risk exposure.
Our revolving credit facility also will be affected by fluctuations in interest rates as it is based on LIBOR, prime minus 1% or the Federal Funds Effective Rate in effect plus 0.50%. As of September 30, 2008, we had not drawn on this facility.
Foreign Currency Risk. As of September 30, 2008, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary, LMD, are denominated in Canadian dollars, while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands subsidiary are denominated in Euros. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. and Canadian dollar exchange rates. A 10% change in the Canadian dollar in relation to the U.S. dollar could result in a foreign exchange impact of approximately $88,000 dollars.
In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business, financial condition and results of operations. For example currency exchange rate fluctuations could affect international demand for our products. In addition, interest rates fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss of $687,000 was included in determining our consolidated results of operations for the nine months ended September 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our senior management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, our senior management, including our President and Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Due to the acquisition of LMD, we were required to implement processes and controls over transactions related to those operations. As of September 30, 2008, we have not completed the tests of the operating effectiveness of the internal controls related to LMD. In compliance with PCAOB regulations, evaluation of LMD controls under Sarbanes-Oxley is not required until December 31, 2008.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our existing internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which are incorporated herein by reference, subject to the modified risk factors in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and the following modified risk factor.
Negative conditions in global credit markets may result in delayed payments or reduced orders from our partners and their and our customers and may negatively impact our suppliers.
While overall funding for diagnostic and life science technologies has continued to be relatively favorable from economies around the world, the operations of certain of our partners and their and our customers and our suppliers may be impacted by the recent economic conditions and market turbulence. Certain of our partners and their and our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of, or development of products based on our products or in an impairment of their ability to make timely payments to us. If our partners and our customers do not make timely payments to us, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Additionally, these economic conditions and market turbulence may also impact our suppliers causing them to be unable to supply in a timely manner sufficient quantities of customized components, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

ITEM 2. UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The stock repurchase activity for the quarter ended September 30, 2008 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans or Programs	Programs
07/01/08 – 07/31/08	5,224	20.50	—	—
08/01/08 – 08/31/08	16,132	23.55	—	—
09/01/08 – 09/30/08	—	—	—	—

Total Third Quarter	21,356	22.80	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.
ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit
Number	Description of Documents

3.1	Amended and Restated Bylaws of Luminex Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated September 16, 2008).

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 16, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION

Date: November 7, 2008

	By:	/s/ Harriss T. Currie Harriss T. Currie Vice President — Finance, Chief Financial Officer
and Treasurer (Principal Financial Officer)

	By:	/s/ Patrick J. Balthrop, Sr. Patrick J. Balthrop, Sr. President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents

3.1	Amended and Restated Bylaws of Luminex Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated September 16, 2008).

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 16, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.