Form 10-K
period 2008-12-31
LUMINEX CORP
filed 2009-02-26
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008
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
Securities registered pursuant to Section 12 (g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based on the closing sale price of common stock on The NASDAQ Stock Market on June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $756,231,102 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates”.
There were 41,473,275 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on February 23, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Safe Harbor Cautionary Statement
This annual report on Form 10-K contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
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

•	concentration of our revenue in a limited number of strategic partners;

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, bulk purchases of consumables, and the seasonal nature of some of our assay products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	potential shortages, or increases in costs, of components;

•	competition;

•	our ability to successfully launch new products;

•	the timing of regulatory approvals;

•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us, including the SUNY litigation;

•	risks relating to our foreign operations; and

•
risks and uncertainties associated with implementing our acquisition strategy including our ability to obtain financing, our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to recognize the benefits of our acquisitions.

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict. Any or all of our forward-looking statements in this annual report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in Item 1A “Risk Factors” below. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this annual report including in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A “Risk Factors.”

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

Luminex®, xMAP®, xTAG®, Luminex® 100™, Luminex® 200™, Luminex® XYP™, Luminex® SD™, Luminex HTSTM, FLEXMAP 3DTM, MicroPlex®, MagPix™, MagPlex®, SeroMAP™, xPONENT®, and FlexmiR® are trademarks of Luminex Corporation. This report also refers to trademarks, service marks and trade names of other organizations.

PART I
ITEM 1. BUSINESS
Overview
We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences and diagnostic industries. These industries depend on a broad range of tests, called bioassays, to perform diagnostic tests, discover and develop new drugs and identify genes. Our xMAP® (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 100 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research. Our business is currently organized into two reportable segments: the technology segment and the assay segment. Our products are described below under “Products.”
The technology segment was initially built around strategic partnerships. As of December 31, 2008, we had approximately 60 strategic partners, 35 of which have developed reagent-based products utilizing our technology. Luminex and these partners have sold over 5,800 xMAP-based instruments in laboratories worldwide as of December 31, 2008. We license our xMAP technology to our partners, who then develop products that incorporate the xMAP technology into products that they sell to the end-user. We also develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. When our partners sell xMAP-based reagent consumable products or xMAP-based testing services, which run on the xMAP instrumentation, to the end-user customer, such as testing laboratories, we obtain a royalty on the sales from the partner. Luminex was founded on this model, and our success to date has been due to this model.
The assay segment consists of Luminex Bioscience Group, or LBG, and Luminex Molecular Diagnostics, or LMD. This segment is primarily involved in the development and sale of assays utilizing xMAP technology on our installed base of systems. The Assay Segment augments our partnership model with a distribution model, designed to take advantage of our increasing installed base of xMAP-based instrumentation. LBG introduced our first two assay products in late 2006.
LMD, which we created upon our acquisition of Tm Bioscience in March 2007, is focused on multiplexed applications for the human molecular clinical diagnostics market. Tm Bioscience focused on the three segments of the genetic testing market for which it was developing products: human genetics, personalized medicine and infectious disease. Tm Bioscience had established a solid position in the marketplace with their product development and FDA-compliant manufacturing capabilities. We substantially completed the integration of Tm Bioscience during 2007, and we believe the combined Company is in a position to take advantage of the complementary strengths of both companies in molecular diagnostics. In January 2008, the Assay Segment launched xTAGTM Respiratory Viral Panel (RVP), which is the first Food and Drug Administration (FDA)-cleared assay to simultaneously detect and identify 12 viruses and viral subtypes that together are responsible for more than 85 percent of respiratory viral infections.
We have established a leading position in several segments of the life sciences industry by developing and delivering products that meet customer and partner needs in specific market segments, including multiplexing, accuracy, precision, sensitivity, specificity, reduction of labor and ability to test for proteins and nucleic acids. These needs are addressed by our proprietary technology, xMAP Technology, which allows the end-user in a laboratory to perform biological testing in a multiplexed format. Multiplexing allows for many different laboratory results to be generated from one sample at one time. This is important because our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology such as xMAP, the laboratory professional had to perform one test on one sample in a sequential manner, and if additional testing was required on that sample, a second procedure would be performed to generate the second result, and so on until all the necessary tests were performed. By using xMAP technology, these end-users have the opportunity to become more efficient by generating multiple simultaneous results per sample. We believe that this technology may also offer advantages in other industries, such as food safety/animal health, newborn screening and bio-defense/bio-threat markets. Using the products Luminex has available today, up to 100 simultaneous analyte results can be generated from a single sample. With products we are currently developing and that are planned for market release in 2009, the capacity of potential simultaneous analytes will increase significantly up to 500 analyte results, and provide us with the ability to address unmet customer and partner needs in existing and new market segments.

Luminex was incorporated under the laws of the State of Texas in May 1995 and began commercial production of our Luminex 100 System in 1999. We were reincorporated in the State of Delaware in July 2000. Our shares of common stock are traded on the Nasdaq Global Market under the symbol “LMNX.” Our principal executive offices are located at 12212 Technology Blvd., Austin, Texas 78727, and our telephone number is (512) 219-8020. Our website address is www.luminexcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Information contained or accessible on our website is not incorporated by reference into this report and such information should not be considered to be part of this report except as expressly incorporated herein. The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s website at http://www.sec.gov. Questions regarding the public reference room may be directed to the SEC at 1-800-732-0330.
Industry Background
The life sciences industry uses bioassays to detect the presence and characteristics of certain biochemicals, proteins or nucleic acids in a sample. Drug discovery, genetic analysis, pharmacogenomics, clinical diagnostics and general biomedical research all use bioassays. For example, bioassays can be used to:
•
measure the presence and quantity of substances such as infectious agents, antigens for histocompatibility, hormones, cancer markers and other proteins in a patient’s blood, other body fluid or tissue to assist physicians in diagnosing, treating or monitoring disease conditions;

•	detect genetic variations, such as single nucleotide polymorphisms or genetic mutations present in inherited diseases;

•	measure the response to a compound or dosage by measuring cellular activity for drug discovery and development; and

•	assist physicians in prescribing the appropriate tailored drug therapy based on the patient’s unique genetic makeup, a process known as pharmacogenetics.
The life sciences customer can purchase bioassays in the form of complete off-the-shelf kits, develop them internally or utilize a customized service to meet their specific needs. Although it is important to note that xMAP technology is relevant to a subset of the total life sciences market, according to strategic studies we first commissioned in 2003 and updated in 2006 and 2007 and our own internal analysis, we believe the total global market for tools and consumables used in drug discovery and development, clinical diagnostics and biomedical research represented a market of approximately $46.0 billion in end-user sales in 2007 and will grow to an estimated $65.0 billion by 2012.

The table below briefly describes the key bioassay technologies in the life sciences industry:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED

BioChips/Microarrays	High-density arrays of DNA fragments or proteins attached to a flat glass or silicon surface	Biomedical research and select clinical diagnostics

Automated Immunoassays	Automated test tube-based instruments used for detecting antibodies, proteins and other analytes	Clinical diagnostics

Gels and blots	Physical separation of molecules or analytes for visualization	Clinical diagnostics and biomedical research

PCR methods	Tests which use polymerase chain reaction (PCR) technology to test DNA and ribonucleic acid (RNA)	Nucleic acid testing in clinical diagnostics and biomedical research

Microfluidics chips	Miniaturized liquid handling system on a chip	Biomedical research

Microtiter-plate based assays	Plastic trays with discrete wells in which different types of assays are performed, usually Enzyme-Linked Immuno-Sorbent Assay (ELISA) tests	Drug discovery, clinical diagnostics and biomedical research

Genotyping technologies	DNA primers or probes designed to identify small differences between DNA targets using methods such as primer extension assays, ligation assays, cleavage assays or hybridization assays, sequencing and others	Drug discovery, clinical diagnostics and biomedical research
Based on estimates contained in the strategic studies discussed above and our own internal estimates, we believe the potential life sciences market directly addressed by our xMAP technology was approximately $1.8 billion in 2007 and that it will reach $3.0 billion by 2012. In addition, we are also focused on other specialty market segments, including food safety/animal health, newborn screening and bio-defense/bio-threats. With only limited market penetration of our multiplexing xMAP technology thus far in the key market segments referenced above, we believe there remain significant growth opportunities for Luminex and our strategic partners in each of these markets.
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

•	Both protein and nucleic acid applications on a single platform

xMAP technology has the unique ability to analyze both proteins and nucleic acids. This allows customers to utilize a single platform to evaluate samples across more biological parameters and generate a more complete assessment of these samples. Alternative technologies are restricted to either proteins or nucleic acid, requiring customers to use two or more technologies from other vendors to get the same information.

•	High Throughput

Our technology is currently able to perform up to 100 tests in a single tube permitting up to 9,600 unattended tests to be detected in less than an hour with only a small amount of sample. Products we are currently developing and that are planned for market release in 2009 will be able to perform 500 tests in a single tube permitting up to 96,000 unattended tests to be detected in approximately an hour with only a small amount of sample. Rapid sample analysis permits efficient use for high-throughput applications.

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

Polystyrene microspheres, approximately 5.6 microns in diameter, are a fundamental component of the xMAP technology. We purchase and manufacture microspheres and, in a proprietary process, dye them with varying intensities of a red and a near infrared dye to achieve up to 100 distinct colors. The specific dye proportions permit each color-coded microsphere to be readily identified based on its distinctive fluorescent signature. Our customers create bioassays by attaching different biochemical reactants to each distinctly colored microsphere set. These unique reactants bind, or capture, specific substances present in the test sample. The microsphere sets can then be combined in test panels as required by the user, with a current maximum of 100 tests per panel and 500 tests per panel after the market release of the FLEXMAP 3D. Customers can order either standard microspheres or magnetic microspheres.
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
xTAG® technology developed by the Assay Segment consists of several components including multiplexed PCR or target identification primers, DNA Tags, xMAP microspheres, and data analysis software. xTAG technology permits the development of molecular diagnostic assays for clinical use by hospital and reference laboratories. xTAG technology has been applied, in particular, to human genetic assays, pharmacogenetic assays, and infectious disease assays.
We have an active product development pipeline of both instrument systems and assays. We commercially sold and shipped several units of our new instrument, FlexMAP 3D, at the end of 2008, to complement our current instrument offerings. Full market release of the instrument is anticipated in 2009. The FlexMAP 3D system has twice the throughput of our LX 200 instrument and will detect, via multiplexing, up to 500 distinct biomarkers simultaneously in a single assay. This is a five fold increase in multiplexing capability over our LX200 instrument. The FlexMAP 3D system, with these enhanced capabilities, will support our market expansion into new testing segments in both research and clinical testing markets.

In addition to FlexMAP 3D, we have a new instrument platform under development we refer to internally as MagPix™. MagPix is an innovative technology platform using our proprietary xMAP microspheres in a new way. By virtue of its small size and ease of use, we believe MagPix will enhance the adoption of our xMAP technology in our existing markets and allow us to expand xMAP into emerging markets including research, clinical and bio-threat testing segments.
We have multiple assay development activities ongoing in the Assay Segment. The Assay Segment has assay development programs primarily focused in the areas of human genetics, pharmacogenetics and infectious disease. In 2009, we have plans to submit certain assay products to the FDA for 510(k) clearance in order to comply with recent FDA guidance for In Vitro Diagnostics, or IVD, products.
Business Strategy
Our primary goal continues to be the establishment of Luminex as an industry leader and xMAP technology as the industry standard for performing bioassays by transforming Luminex from a technology-based company to a more market-driven, customer-focused company. To achieve this goal, we have implemented and are pursuing the following strategies:
•	Focus on key market segments

Through our strategic studies, we have identified the following key market segments: (i) life sciences research profile oriented screening and secondary screening, (ii) life sciences research RNA profiling and transcriptional screening, (iii) genetic disease and molecular infectious disease testing, and (iv) immunodiagnostics. In addition to the segments listed above, we have identified other potential market opportunities in the applied markets such as bio-defense, or bio-threat testing, and food safety and animal health testing. We will continue to employ both a partnership driven business model focused on selected key segments and a product driven business model in other key segments, working with our partners as distributors.

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

Currently, 35 of our approximately 60 strategic partners have developed reagent-based products utilizing the Luminex platform and are submitting royalties. We also have strategic partners who distribute Luminex products. During 2008, the 35 strategic partners who have commercialized reagent-based products accounted for approximately 69% of our total revenue and all of our strategic partners represented approximately 79% of our total revenue. We intend to broaden and accelerate market acceptance of xMAP technology through development, marketing and distribution partnerships with leaders in the life sciences industry. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base. Furthermore, our partners’ investments in research and development for xMAP applications provide Luminex users with more menu options than we can presently generate ourselves.

•	Develop and deliver market-leading assay products

We are focused on maximizing the value we provide our stockholders, partners and end-user customers by developing internally and co-developing with partners content applications based on customers’ needs in key market segments. We believe that by enhancing both our partner driven model and our direct efforts with the delivery of value-added assay content, Luminex should be able to gain greater control over product development, market penetration and commercialization.

•	Develop next generation products

Our research and development group is pursuing projects such as the development of consumables, automation, software and the expansion and enhancement of our multiplexing capabilities to advance our xMAP technology and its market acceptance. We are also collaborating with industry participants, biomedical research institutions and government entities to develop additional xMAP products. We also continuously consider other adjacent markets where our platform and assay offerings would be beneficial. We believe that our design, development, and manufacturing capabilities and FDA compliance track record, coupled with expertise in the FDA approval process, provide us a competitive advantage over our competitors, relating to both the commercialization of multiplex testing platforms and assay products.

•	Opportunistically pursue acquisitions that could accelerate these strategies

We have developed analytical tools and an evaluation template to assess potential acquisition targets to accelerate our business strategies in the key markets described above. This approach led to the acquisition of Tm Bioscience in 2007. We are actively evaluating other opportunities to enhance our capabilities or our access to markets or technologies, or provide us other advantages in executing our business strategies in our key markets.

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
FLEXMAP 3DTM. The FlexMAP 3D system is intended for use as a general laboratory instrument in markets, including but not limited to, life science research and diagnostics. This device is designed for use with xMAP technology and assay kits available through Luminex and Luminex-partner companies. The FlexMAP 3D system, in combination with xMAP technology, will simultaneously measure up to 500 analytes from a single sample. The FLEXMAP 3D is Luminex’s newest instrument and offers increased speed and enhanced ease-of-use and serviceability.
Total instrument revenue for 2008, 2007, and 2006 was $28.1 million, $24.4 million, and $20.6 million, respectively; or 27%, 33%, and 39% of total revenue, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” for a detailed discussion of our financial position and results of operations by segment.

Consumables
MicroPlex® Microspheres. Our xMAP Systems use polystyrene microspheres that are approximately 5.6 microns in diameter. We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to 100 distinct color sets. Each microsphere can carry the reagents of an enzymatic, genetic or immunologic bioassay. In addition to microspheres, consumables from Luminex also include sheath fluid. Additional consumables, for which Luminex receives a royalty, in the form of reagent kits are developed and distributed by our partners.
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
SeroMAP™ Microspheres. These microspheres are designed for specific protein based serological applications. Certain Luminex partners use this product for enriched sensitivity in serum-based assays.
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
Total consumable revenue for the years ended December 31, 2008, 2007, and 2006 was $31.7 million, $19.2 million, and $15.7 million, respectively; or 30%, 26%, and 30% of total revenue, respectively. The increase in consumables as a percentage of total revenue is primarily attributable to the increase in bulk purchases as a result of increased commercial activity by our partners. Additionally, our partners reported approximately $238 million, $182 million, and $132 million of royalty bearing consumable sales during 2008, 2007 and 2006, respectively; resulting in $14.9 million, $10.2 million, and $8.2 million of royalty revenue for the years ended December 31, 2008, 2007 and 2006, respectively or 14%, 14%, and 15% of total revenue, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” for a detailed discussion of our financial position and results of operations by segment.
Software
LXR. For partners interested in developing custom software applications based on xMAP technology, we offer the LXR Software Developer’s Kit (SDK). This SDK provides a software interface for reading xMAP based assays on Luminex hardware, and allows a software developer to easily build a custom application to control Luminex hardware by providing an applications programming interface to the Luminex system as well as a standard set of user interface components and applications. Sales of this product during 2008 did not represent a material component of our revenue.
xPONENT®. This software enhances both ease-of-use and automation capabilities expanding xMAP functionality in our core market segments. Customer-centric development and extensive field testing with customers has resulted in a user experience which is a significant step forward in the market place. The software suite incorporates important new features all designed to simplify laboratory workflow and increase productivity. New features include enhanced security (21 CFR Part 11 compliance and electronic signatures), integration capabilities that allow users to transmit and receive data from Laboratory Information Systems (LIS/LIMS), integration with the most popular automated sample preparation systems, the ability to run magnetic bead applications and touch-screen capability. xPONENT will be sold on new Luminex systems and will be available as an upgrade to the existing Luminex 100 and 200 systems in the marketplace. Sales of this product during 2008 did not represent a material component of our revenue.

Assay Segment
Kits
A kit is a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples. As of February 23, 2009 the following kits are commercially available:
FlexmiR® MicroRNA Labeling Kit. This Research Use Only (RUO) kit provides reagents necessary for biotin-labeling up to 50 total RNA samples for use with the FlexmiR microRNA (miRNA) panels and the FlexmiR Select assay.
FlexmiR® MicroRNA Human Panel. This RUO kit measures the expression of the miRBase Sequence database Version 8.0 human miRNA sequences for 20 biotin-labeled total RNA samples.
FlexmiR® MicroRNA Mouse/Rat Extension Panel. This RUO kit is used in combination with the FlexmiR MicroRNA Human Panel to measure the expression of the miRBase Sequence database Version 8.0 mouse and rat miRNA sequences for 20 biotin-labeled total RNA samples.
FlexmiR® Select. This RUO assay allows a customer to custom configure multiplex miRNA panels based on the miRNA targets the customer chooses to test. Available targets include all targets available in the FlexmiR MicroRNA Human Panel. The customer may choose up to 50 unique miRNA targets to include in the custom assay and is provided with enough reagents to test 50 samples.
Pneumococcal Assay. This FDA listed IVD kit has been designed to multiplex the fourteen most frequently requested serotypes in a single reaction vessel. This assay is used for routine testing to provide quantitative assessment of IgG immunoglobulin following the administration of pneumonia vaccines to the fourteen most frequently requested serotypes.
xTAG® Respiratory Viral Panel. This FDA-cleared and CE marked IVD kit simultaneously detects and identifies 12 different respiratory viruses and subtypes and 20 different respiratory viruses and subtypes, in the U.S. and Europe, respectively in a single test. The product assists the physician in identifying the causative agent for respiratory infections, a major cause of illness and mortality globally.
xTAG® Ashkenazi Jewish Panel. This Investigational Use Only (IUO) kit simultaneously screens for 31 mutations/polymorphisms in eight genes responsible for conditions that are predominantly found in persons of Ashkenazi ancestry. Increased risk for Tay-Sachs disease is also found in the Pennsylvania Dutch, Southern Louisiana Cajuns, Irish Americans and French Canadians from eastern Quebec. The American College of Obstetricians and Gynecologists (ACOG) recommends screening for, at a minimum, Tay-Sachs disease, Canavan disease, and familial dysautonomia in patients of European-Jewish ancestry.
xTAG® Cystic Fibrosis Kit. This FDA-cleared and CE marked IVD kit is the first FDA-cleared IVD for cystic fibrosis genotyping. Current recommendations by the American College of Medical Genetics (ACMG) and the ACOG, include screening for 23 mutations in the cystic fibrosis transmembrane conductance regulator (CFTR) gene. The kit screens for these mutations in addition to 16 mutations commonly found in the ethnically diverse North American population.
xTAG® CFTR 70+6 Mutation Detection Kit. This IUO kit simultaneously screens for 70 mutations and 6 variants (polymorphisms) in the CFTR gene. Included in the panel are the gene mutations recommended by the ACMG and the ACOG in 2004.
xTAG® Mutation Detection Products for Coagulation. This IUO kit is for detecting mutations potentially associated with increased risk of Venous Thromboembolism.
xTAG® Mutation Detection Kit for P450-2C19. This IUO kit provides simultaneous detection of seven small nucleotide variants found in the P450-2C19 gene, which can affect the metabolism of a number of currently marketed drugs.

xTAG® Mutation Detection Kit for P450-2D6. This IUO kit provides simultaneous detection of 12 small nucleotide variants and two gene rearrangements found in the P450-2D6 gene, which can affect the metabolism of a number of currently marketed drugs.
xTAG® Mutation Detection Kit for P450-2C9 and VKORCI. This IUO kit is designed to detect a number of polymorphisms or mutations which can affect the rate at which the anticoagulant warfarin is metabolized.
In addition to the commercially available assays, we develop custom reagents for certain of our partners. Total assay revenue for the years ended December 31, 2008, 2007, and 2006 was $18.7 million, $11.3 million, and $19,000, respectively; or 18%, 15%, and 0% of total revenue, respectively. The increase in assay revenue as a percentage of total revenue is primarily attributable to the acquisition of LMD. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” for a detailed discussion of our financial position and results of operations by segment.
Sales and Marketing
Our sales and marketing strategy is to expand the installed base and utilization of xMAP technology. We are focused on generating recurring revenues from royalties on bioassay kits and testing services developed or performed by others that use our technology, as well as the sale of Luminex-developed assays, microspheres and other consumables. We have two key elements of our sales and marketing strategy. The first is our allegiance to Luminex’s historic strategic partner program with life sciences companies that develop applications or perform testing using our technology platforms and distribute our systems to their customers. The second is our dedication to marketing the assays developed by the Assay Segment through our strategic partners or directly to end users in segments where our partners do not participate.
We continue to use strategic partners as our primary distribution channel, and we will continue to pursue new partnerships focusing on partners with market presence in our key segments described above. Some of our strategic partners develop application-specific bioassay kits for use on our xMAP platform that they, in turn, sell to their customers thereby generating royalties for us. Certain strategic partners also perform testing services for third parties using our technology also resulting in royalties for us. Other strategic partners also buy our products, including xMAP Luminex systems and consumables, or xTAG test kits, and then resell those products to their customers. As of December 31, 2008, we had approximately 60 strategic partners, compared to approximately 58 strategic partners as of December 31, 2007. During 2008, 35 of these strategic partners had released commercialized products utilizing the Luminex platform and were submitting royalties. Of these 35 strategic partners with commercialized products, 16 companies principally serve the clinical diagnostics market and 19 companies principally serve the life science research market. These commercialized, royalty-submitting, strategic partners constituted 69% of our revenues for 2008. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ bioassay testing competencies, customer relationships and distribution channels, we believe that we can continue to achieve market penetration and technology adoption without a direct sales force.
We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP technology as an embedded system under their own branding and marketing efforts.

Customers
In 2008, 2007 and 2006, two customers each accounted for more than 10% of our total revenues. One Lambda, Inc. accounted for 19%, 15%, and 15% of our total revenues in 2008, 2007 and 2006, respectively. Bio-Rad Laboratories, Inc. accounted for 17%, 20%, and 19% of our total revenues in 2008, 2007 and 2006, respectively. No other customer accounted for more than 10% of our total revenues in 2008, 2007 or 2006. The loss of either one of these customers could have a material adverse effect on our business, financial condition and results of operation. Additionally, for the annual periods ended December 31, 2008, 2007, and 2006, foreign sales to customers totaled $15.0 million, $11.4 million, and $12.2 million, respectively, representing 14%, 15%, and 23%, respectively, of our total revenues for such periods. See Note 17 to our Consolidated Financial Statements.
Technical Operations
Our Technical Operations Group provides technical support to our customers, our strategic partners and their customers. Most of our technical operations personnel have experience as biologists, biochemists, or electrical engineers and have extensive experience in academic, industrial and commercial settings. Cross training is a major focus, empowering group members to solve problems outside their primary assignment.
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
Research and Development
Our research and development groups seek to advance the capabilities of xMAP technology to further penetrate the life sciences and diagnostics industry to increase utilization of our systems. In addition, we collaborate with other companies, academic institutions and our customers to increase the breadth of xMAP applications. Our research and development expense for the years ended December 31, 2008, 2007 and 2006, was $18.6 million, $15.4 million and $8.7 million, respectively. Our current research and development projects include:
•	New product development

Our research and development teams, including the Assay Segment, and marketing team are working closely with both internal and external groups to design and develop products that will expand capabilities of the xMAP-based technologies. We believe that these efforts will continue to result in unique products. These products will include instrumentation, services, software and consumables including assays.

•	Instrument development

Our engineering group responsible for the design of our xMAP instruments leverages proprietary electrical, optical and digital signal processing technologies to achieve high performance and reliability. This methodology enabled the recently released FlexMAP 3DTM instrument to double throughput, multiplex up to 500 analytes, enhance assay limit of detection, and greatly extends the usable dynamic range.

To further market penetration, we are now engaged in the development of an instrument line that maintains the top features of our existing products, at a greatly reduced sales and manufacturing cost. Simultaneously, a highly efficient subset of the engineering team is engaged in the focused research necessary to extend our intellectual property position, and keep our products innovative for many years to come.

•	Assay development

Our Assay Segment, consisting of LBG and LMD, develops new assay products that include both nucleic acid-based and protein-based assays. These assays include immunoassays and molecular diagnostic assays for the diagnostics industry, and nucleic acid-based and protein-based assays for the research life science market. All assay applications make use of our xMAP technology and our strength in multiplex technology. Our assay research and development is intended to increase the penetration of our xMAP instruments and our application menu, and to drive growth in our high-margin assay businesses.

•	Consumable development

We continue to develop and enhance our existing consumable product line and support introduction of new product lines. These new products include calibrators, controls and microspheres with additional performance characteristics.

Our current bead utilizes three common chemistries for the immobilization of assays on its surface. While these chemistries are well accepted in the industry, it is desirable to expand our bead chemistry capability to enhance market penetration and adoption. We continue to work on other surface chemistries to provide optimal performance in broader application areas

•	Software development

Our software research and development teams will continue to extend xPONENT instrument control and analysis software capabilities. xPONENT software provides analysis and automation interface capabilities as well as control functions for Luminex instruments like the FLEXMAP 3D product. New versions of xPONENT will provide sophisticated data regression functionality and increased productivity through better instrument utilization. We continue to develop applications like xPONENT QC-Reviewer that will bridge the gap between the instrument control software and the Laboratory Information Systems (LIS) to provide better test results management and wider use of Luminex developed assays.

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

Manufacturing
We have approximately 29,000 square feet of manufacturing space located at our principal executive offices in Austin, Texas. In 2002, we completed the registration of our Quality Management System (QMS) to the ISO 9001:2000 standard, which is an internationally recognized standard for quality management systems. Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards. Recertification is required every three years and we were successfully recertified as of February 23, 2007.
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
Effective with our acquisition of Tm Bioscience, we have approximately 3,800 square feet of manufacturing space located in Toronto, Canada. This facility and the LMD QMS have been registered to the ISO 13485:2003 CMDCAS for Medical Devices. Additionally, we manufacture to current cGMP requirements and our QMS is implemented in accordance with FDA Quality System Regulations.
Instruments
Contract manufacturers assemble certain components of our xMAP technology systems. The remaining assembly and manufacturing of our systems are performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility. Parts and component assemblies that comprise our xMAP technology system are obtained from a number of sources. We have identified alternate sources of supply for several of our strategic parts and component assemblies. Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components. As of December 31, 2008, 5,894 Luminex systems have been sold since inception.
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
The pharmaceutical industry is a large market for the genomic, protein and high-throughput screening applications of the xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic and protein testing can be performed by products available from Affymetrix Inc., Life Technologies Corporation, Becton Dickinson Company, Illumina Inc., Meso Scale Discovery, a division of Meso Scale Diagnostics LLC, and Sequenom, Inc., among others.
Our diagnostic market competitors include Abbott Laboratories, Beckman Coulter, Inc., Celera Group, Cepheid, Johnson & Johnson, Roche Diagnostics, Siemens Medical, and Hologic, Inc. among others. Some of these companies have technologies that can perform a variety of established assays. Some of these companies also offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.
Competition within the academic biomedical research market is highly fragmented. There are hundreds of suppliers to this market including Amersham Pharmacia Biotech, a part of GE Healthcare, Life Technologies Corporation, and Becton Dickinson Company. Any company in this field is a potential competitor.
Intellectual Property
To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws and confidentiality agreements. We have filed for registration or obtained registration for trademarks used with our products and key technology.
We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our anticipated customer base. We currently own 76 issued patents in the United States and foreign jurisdictions, including four in each of France, Germany and the United Kingdom, three in each of Italy and Japan, two in each of Singapore, Australia and Canada and one in each of Hong Kong, Korea, India and Israel, all directed to various aspects and applications of our products and technology. In addition, our patent portfolio includes 201 other pending patent applications in the United States and their corresponding international and foreign counterparts in major industrial markets. We believe our patents and pending claims provide, or will provide, protection for systems and technologies that allow “real time” multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold a patent covering the precision-dyeing process that we use to dye our microspheres. We have been granted a patent on our “Zero Dead Time” sampling architecture, which uses digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. Other issued patents and pending patent applications cover specific aspects and applications of our xMAP technology and on-going molecular research. However, as a result of a procedural omission, we are unable to pursue a patent application in Japan corresponding to our U.S. patent for real-time multiplexing techniques. We also have patents covering key aspects of xTAG technology utilized in our assay products.
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
We manufacture a version of the Luminex 100 and Luminex 200 — the Luminex 100 Integrated System (Luminex 100 IS) and the Luminex 200 Integrated System (Luminex 200 IS), respectively — for use with diagnostic assay kits that are available through our strategic partners. For FDA purposes, the Luminex 100 IS and Luminex 200 IS are IVD cleared and are considered a component of our partners’ kit products. Depending on the particular kit’s regulatory classification into Class I, II, or III and its intended use, kits manufactured by our strategic partners that are used in conjunction with our technology may be subject to FDA clearance or approval before they can be marketed and sold. After incorporating the Luminex 100 IS or Luminex 200 IS into their products, our strategic partners are required to make various premarket submissions such as premarket approval applications, premarket notifications and/or investigational device exemption applications to the FDA for their products and are required to comply with numerous requirements and restrictions prior to clearance or approval of the applications. There can be no assurance that the FDA will file, clear or approve our strategic partners’ submissions.
We manufacture kit products that are intended for Research Use Only applications as well as kits that are of the regulatory classification of Class II exempt in our Austin, Texas facility. Additionally, the Assay Segment manufactures kit products that are IVD cleared as well as intended for Research Use Only and Investigational Use Only applications.
In December, 2007 we submitted to the FDA our request for 510(k) clearance on our Luminex 200 IS. On December 13, 2007 the FDA received our 510(k) # k073506 submission for the Luminex 200 IS System. On March 7, 2008, the instrument received FDA 510(k) clearance. All future diagnostic assay kits subject to FDA clearance may reference the 501(k) # for the instrument in their respective applications.
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

We, and our strategic partners, may be subject to periodic inspection by the FDA for, among other things, compliance with the FDA’s current good manufacturing practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. Additionally, our strategic partners may be subject to other premarket and post market controls such as labeling, complaint handling, medical device reporting, corrections and removals reporting, and record keeping requirements. If the FDA has evidence demonstrating that a company is not in compliance with applicable regulations, it can detain or seize products, request or, in certain circumstances, require a recall, impose operating restrictions, enjoin future violations, recommend criminal prosecution to the Department of Justice, and assess civil and criminal penalties against us, our officers, or our employees. Other regulatory agencies may have similar powers.
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
The Assay Segment produces CE marked products which are subject to the European Union (EU) Directive. CE marking is self declaration, not issued by a third party. CE Marking is based on mandatory EU Directives adopted and enforced in all member countries of the EU. A product that is not CE marked is automatically considered to be non-compliant. The law is enforced through market surveillance by appointed national enforcement agencies. Imported products are checked for compliance at customs offices.
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
WEEE
As part of the Council Directive 2002/26 of February 13, 2003, Waste Electrical and Electronic Equipment (WEEE), we are in compliance with the requirements, beginning on August 13, 2005, regarding the labeling and disposal of some of our products containing electronic devices in each of the EU member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the implementation of WEEE in all EU member states.
European IVD Directive
The EU’s regulation of in vitro medical devices is under the In Vitro Diagnostic Directive (IVDD) 98/79/EC of October 27, 1998, as implemented in the EU member states.
The principle behind the IVDD is that no in vitro device or accessory may be placed on the market or put into service unless it satisfies the essential requirements set forth in the IVDD. Devices considered to meet the essential requirements must bear the CE marking of conformity when they are placed on the market. The responsibility for placing the CE marking on the device lies with the manufacturer. A manufacturer placing devices on the market in its name is required to notify its national competent authorities.

Luminex Corporation has declared that the LX100 IS and the LX200 IS are classified as a self-declaration device and is in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of IVDD 98/79/EC. However, there can be no assurance that the EU member states will agree with our interpretation and implementation of these regulations. As the European marketplace continues to be material to our operations, failure by us or our strategic partners to comply with the IVDD could have a material adverse effect on our business.
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
Employees
As of both February 23, 2009 and December 31, 2008, we had a total of 384 employees and contract employees, as compared with 343 as of December 31, 2007. The increase from 2007 to 2008 is mainly due to personnel added related to development, production, regulatory clearance, and quality control for our new instrument, FlexMAP 3D, and our new bead products and assays. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.
Segments
Financial information relating to our reportable segments for the years ended December 31, 2008, 2007, and 2006 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

ITEM 1A. RISK FACTORS
We have a limited history of profitability and had an accumulated deficit of approximately $84.7 million as of December 31, 2008.
We have incurred significant net losses since our inception. At December 31, 2008, we had an accumulated deficit of approximately $84.7 million. In order to remain profitable, we need to sustain or increase our revenues while achieving reasonable cost and expense levels. We believe that in 2008 we achieved a level of consistent profitability from our continuing operations; however, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis. If we fail to achieve operating results in line with market expectations, the market price of our common stock will likely decline. Furthermore, as we continue to utilize cash to support operations, acquisitions and research and development efforts, we may further decrease the cash available to us. As of December 31, 2008, cash, cash equivalents and short-term and long-term investments totaled $124.1 million, compared to $34.2 million at December 31, 2007 and $45.7 million at December 31, 2006. The increase since December 31, 2007 is primarily attributable to the cash proceeds from our secondary public offering in June of 2008 of $74.7 million and cash provided from operations of $13.9 million.
We expect our operating results to continue to fluctuate from quarter to quarter.
The sale of our instrumentation and assay products typically involves a significant technical evaluation and commitment of capital by us, our partners and the end-user. Accordingly, the sales cycle associated with our products typically is lengthy and subject to a number of significant risks, much of which is beyond our control, including partners’ budgetary constraints, inventory management practices, regulatory approval and internal acceptance reviews. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter. We expect this trend to continue for the foreseeable future.
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
Our assay products are sometimes sold to large customers. The ordering and consumption patterns of these customers can fluctuate, affecting the timing of shipments and revenue recognition. In addition, certain products assist in the diagnosis of illnesses that are seasonal, and customer orders can fluctuate for this reason.
Because of the effect of bulk purchases, defined as the purchase of $100,000 or more of consumables in a quarter, and the introduction of seasonal components to our assay menus, we experience fluctuations in the percentage of our quarterly revenues derived from our highest margin items, consumables, royalties and assays. Our gross margin percentage is highly dependent upon the mix of revenue components each quarter. These fluctuations contribute to the variability and lack of predictability of both gross margin percentage and total gross profit from quarter to quarter. We expect this trend to continue for the foreseeable future.
Due to the early stage of the market for molecular tests, projected growth scenarios for the Assay Segment are highly volatile and are based on a number of underlying assumptions that may or may not prove to be valid, including the performance of strategic partners that distribute our Assay Segment products.

Our success depends significantly on the establishment and maintenance of successful relationships with our strategic partners. Currently, a limited number of strategic partners account for a majority of our revenue and the loss of any one of these partners or their inability to perform to expectations could have a material adverse effect on our business, financial condition and results of operations.
The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. For the twelve months ended December 31, 2008, we had 35 strategic partners submitting royalties as compared to 30 for the twelve months ended December 31, 2007. Two customers, One Lambda, Inc. and Bio-Rad Laboratories, Inc., accounted for 36% of consolidated total revenue in the twelve months ended December 31, 2008 (19% and 17%, respectively). For comparative purposes, these same two customers accounted for 35% of total revenue (Bio-Rad Laboratories, Inc. - 20%; One Lambda, Inc. — 15%) in the twelve months ended December 31, 2007. No other customer accounted for more than 10% of total revenue during the twelve months ended December 31, 2008. We had only two additional partners who individually represented 5% or more of our total revenue and collectively represented 12% of our revenue for the year ended December 31, 2008. In total, for the year ended December 31, 2008, our top five partners accounted for 53% of our total revenue. In total, for the year ended December 31, 2007, our top five partners accounted for 52% of our total revenue. The loss of any of our significant strategic partners, or any of our significant customers, could have a material adverse effect on our growth and future results of operations. The Assay Segment is dependent on a few significant customers with respect to sales of its genetic test kits. If any significant customer discontinues its relationship with the Assay Segment for any reason, or reduces or postpones current or expected purchase commitments for the Assay Segment’s products, the Assay Segment’s results from operations could be materially adversely affected.
Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.
Our ability to enter into agreements with additional strategic partners depends in part on convincing them that our technology can help achieve and accelerate their goals or efforts. We will expend substantial funds and management efforts with no assurance that any additional strategic relationships will result. We cannot assure you that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future strategic partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our xMAP technology, which may hinder or prevent strategic relationships. Termination of strategic relationships, or the failure to enter into a sufficient number of additional strategic relationships on favorable terms, could reduce sales of our products, lower margins on our products and limit the creation of market demand for and acceptance of our products.
In most of our strategic relationships we have granted our strategic partners non-exclusive rights with respect to commercialization of our products and technology. The lack of exclusivity could deter existing strategic partners from commercializing xMAP technology and may deter new strategic partners from entering into agreements with us.
A significant portion of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot accurately predict future sales and royalty revenues because most of our existing strategic partner agreements do not include minimum purchase requirements or minimum royalty commitments. In addition, we have no control with respect to our strategic partners’ sales personnel and how they prioritize products based on xMAP technology nor can we control the timing of the release of products by our strategic partners. The amount of these revenues depends on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

Current economic conditions and the uncertain economic outlook may adversely impact our business, results of operations, financial condition or liquidity.
Recently, global economic conditions have deteriorated and may remain challenging for the foreseeable future. The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These conditions not only limit our access to capital but also make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses and consumers to slow spending on our products and services, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases. If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies like those Luminex sells. Certain of our partners and their and our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of, or development of products based on, our products or in an impairment of their ability to make timely payments to us. If our partners and our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers, increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we may not continue to experience the same loss rates that we have in the past, especially given the current turmoil of the worldwide economy. Additionally, these economic conditions and market turbulence may also impact our suppliers causing them to be unable to supply in a timely manner sufficient quantities of customized components, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.
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
Periodically the FDA issues guidance documents that represent the FDA’s current thinking on a topic. These issues are initially issued in draft form prior to final rule generally with enforcement discretion for some grace period of time. Changes made through this process may impact the release status of products offered and our ability to market those products affected by the change. For example, the FDA released on September 14, 2007 the final document “Guidance for Industry and FDA Staff Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions.” This guidance may limit or delay distribution of assays on our platform, including assays developed and distributed by our Assay Segment, to the extent additional regulatory clearance is required prior to distribution. The final document was released with an enforcement discretion period of one year from date of issue.
Cleared medical device products are subject to continuing FDA requirements relating to, among others, manufacturing quality control and quality assurance, maintenance of records and documentation, registration and listing, import/export, adverse event and other reporting, distribution, labeling and promotion and advertising of medical devices. Our inability or the inability of our strategic partners to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. In addition, failure to comply with applicable regulatory requirements could subject us or our strategic partners to regulatory enforcement action, including warning letters, product seizures, recalls, withdrawal of clearances, restrictions on or injunctions against marketing our products or products based on our technology, and civil and criminal penalties.

Medical device laws and regulations are in effect within the United States and also in many countries outside the United States. These range from comprehensive device clearance requirements for some or all of our medical device products to requests for product data or certifications regarding the hazardous material content of our products. As part of the European Council Directive 2002/96 of February 13, 2003 (WEEE), we are expected to comply with certain requirements regarding the collection, recycling and labeling of our products containing electronic devices beginning on August 13, 2005 in each of the European Union, or EU, member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. Our products are currently exempt from the European Council Directive 2002/95 of January 27, 2003, Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS), which requires the removal of certain specified hazardous substances from certain products beginning July 1, 2006 in each of the member states. However, the EU has indicated that it may, and it is generally expected it will, include medical devices, including some of our products, under the jurisdiction of RoHS. If this exemption is revoked, it could result in increased costs to us and we cannot assure you we will ultimately be able to comply with RoHS or related requirements in other jurisdictions. In addition, the State of California adopted the Electronic Waste Recycling Act, effective January 1, 2007, which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices in California if they are also prohibited from sale in the EU under the RoHS directive because they contain certain heavy metals. The number and scope of these requirements are increasing and we will likely become subject to further similar laws in other jurisdictions. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and workplace health and safety.
Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (Directive) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our Luminex 100 and Luminex 200 devices are in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of the Directive as of December 7, 2003. Subsequent audits are carried out annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. We became ISO 13485:2003 and Canadian Medical Device Conformity Assessment System (CMDCAS) certified in July 2005. In August 2006 a Level II QSIT contract inspection was conducted in accordance with CPGM 7382.845, Inspection of Medical Device Manufacturers, PAC 82845B, Medical Device Level II Inspections pursuant to the FDA Dallas District Office FY 06 Workplan and the DSHS Drugs & Medical Device Group FY 06 Workplan. The inspection is “closed” under 21 C.F.R. 20.64 (d) (3) and the Establishment Inspection Report No. 3002524000 provided in accordance with the FOIA and 21 C.F.R. Part 20. No DSHS form E-14 or FDA form 483 was issued. Failure to maintain compliance with FDA, CMDCAS and EU regulations and other medical device laws, or to obtain applicable registrations where required, could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.
If our technology and products do not become widely used in the life sciences and clinical diagnostics industries, it is unlikely that we can maintain or increase profitability.
Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. In certain testing areas, our xMAP technology is relatively new and unproven, and the use of our technology by life sciences companies is limited. The commercial success of our technology depends upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential partners to utilize our system instead of competing technologies. Market acceptance depends on many factors, including our ability to:
•
convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies for pharmaceutical, research, clinical, biomedical and genetic testing and analysis;

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
Primarily as a result of our reliance on partner performance, it is difficult to accurately forecast future operating results. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short-term. The level of our revenues depends upon the rate and timing of the adoption of our technology as a method to perform bioassays. In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made by our strategic partners. For the following reasons, estimating the timing and amount of sales of these products that may be made by our strategic partners is particularly difficult:
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

•
Partners tend to order in bulk prior to the production of new lots of their products and prior to major product development initiatives. The frequency of these bulk purchases is difficult to predict and may cause large fluctuations in microsphere sales quarter to quarter.

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
The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals and as customers evaluate these new products. We may also encounter other problems in the process of delivering new products to the marketplace such as problems related to design, development or manufacturing of such products, and as a result we may be unsuccessful in selling such products. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.

Our success depends on our ability to service and support our products directly or in collaboration with our strategic partners.
To the extent that we or our strategic partners fail to maintain a high quality level of service and support for xMAP technology products, there is a risk that the perceived quality of our xMAP technology products will be diminished in the marketplace. Likewise, we may fail to provide the level, quantity or quality of service expected by the marketplace. This could result in slower adoption rates and lower than anticipated utilization of xMAP products which could have a material adverse affect on our business, financial condition and results of operations.
The property rights we rely upon to protect the technology underlying our products may not be adequate to maintain market exclusivity. Inadequate intellectual property protection could enable third parties to exploit our technology or use very similar technology and could reduce our ability to distinguish our products in the market.
Our success depends, in part, on our ability to obtain, protect and enforce patents on our technology and products and to protect our trade secrets, including the intellectual property of entities we may acquire. Any patents we own may not afford full protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products that are not covered by our patents. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office and certain patent offices in foreign jurisdictions, and the approval or rejection of patent applications may take several years.
We have obtained 76 patents in the United States and foreign jurisdictions directed to various aspects and applications of our products and technology. We have 201 pending applications in the United States and foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample on our platform technology similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology and products, we may not be able to prevent competitors from developing and marketing technologies and products similar to our xMAP technology in Japan. We also have patents covering key aspects of xTAG technology utilized in our assay products.
We require our employees, consultants, strategic partners and other third parties to execute confidentiality agreements. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. In addition, we have implemented a patent process to file patent applications on our key technology. However, we cannot guarantee that these agreements or this patent process will provide us with adequate protection against improper use of our intellectual property or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary technology, techniques and products or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.
In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. These legal proceedings could be expensive, take significant time and/or divert management’s attention from other business concerns. These proceedings may cause us to lose the benefit of some of our intellectual property rights, the loss of which may inhibit or preclude our ability to exclude certain competitors from the market. These proceedings also may provoke these third parties to assert claims against us. The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents like ours.

Our success depends partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.
We have been (and from time to time we may be) notified that third parties consider their patents or other intellectual property relevant to our products. We may be sued for infringing the intellectual property rights of others, including claims with respect to intellectual property of entities we may acquire. We are currently a party to a suit brought by The Research Foundation of the State University of New York against Luminex and LMD, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement, as described in Item 3 “Legal Proceedings” below. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe on the proprietary rights of others or that their rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. Furthermore, litigation is time consuming and could divert management’s attention and resources away from our business. If we do not prevail in any litigation, we may have to pay damages and could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, if at all. Moreover, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.
We require collaboration with other organizations in obtaining relevant biomarkers, access to oligonucleotides and enzymes that are patented or controlled by others. If we cannot continue to obtain access to these areas or identify freedom to operate opportunities, our business, financial condition and results of operations could be negatively affected.
We have only produced our products in limited quantities, and we may experience problems in scaling our manufacturing operations or delays or component shortages that could limit the growth of our revenue.
To date, we have produced our products in limited quantities relative to the quantities necessary to achieve desired revenue growth. We may not be able to produce sufficient quantities or maintain consistency between differing lots of consumables. If we encounter difficulties in scaling our manufacturing operations as a result of, among other things, quality control and quality assurance issues and availability of components and raw material supplies, we will likely experience reduced sales of our products, increased repair or re-engineering costs due to product returns, and defects and increased expenses due to switching to alternate suppliers, any of which would reduce our revenues and gross margins.
We presently outsource certain aspects of the assembly of our systems to contract manufacturers. Because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We recently increased our flexibility to purchase strategic components within shorter lead times by entering into supply agreements with the suppliers of these components. Although we attempt to match our parts inventory and production capabilities to estimates of marketplace demand, to the extent system orders materially vary from our estimates, we may experience continued constraints in our systems production and delivery capacity, which could adversely impact revenue in a given fiscal period. Should our need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials. In an effort to control costs, during the last quarter of 2005 we implemented a lean production system. Managing the change from discrete to continuous flow production requires time and management commitment. Lean initiatives and limitations in our supply chain capabilities may result in part shortages that delay shipments and cause fluctuations in revenue in a given period.
We currently purchase certain key components of our product line from a limited number of outside sources and may only be available through a limited number of providers. We do not have agreements with all of our suppliers. While we currently believe that we will be able to satisfy our forecasted demand for our kits, the failure to find alternative suppliers in the event of a supply failure at any of our current vendors at reasonably comparable prices could have a material adverse effect on our business, financial condition and results of operations. Additionally, we have entered into supply agreements with most of our suppliers of strategic reagents and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components. Our reliance on our suppliers and contract manufacturers exposes us to risks including:
•	the possibility that one or more of our suppliers or our assemblers that do not have supply agreements with us could terminate their services at any time without penalty;

•	the potential obsolescence and/or inability of our suppliers to obtain required components;

•	the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

•	the inability to qualify alternate sources without impacting performance claims of our products;

•	reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

•	increases in prices of raw materials and key components.
Consequently, in the event that supplies of components or work performed by any of our assemblers are delayed or interrupted for any reason, our ability to produce and supply our products could be impaired.
International business operations create additional operational and legal risk.
Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe. Our plans to expand globally will expose us to additional foreign currency risk in multiple currencies. Our operations outside the United States are subject to additional risks, including:
•	changes in or interpretations of foreign law that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;

•	the imposition of tariffs;

•	hyperinflation or economic or political instability in foreign countries;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	conducting business in places where business practices and customs are unfamiliar and unknown;

•	the burden of complying with complex and changing foreign regulatory requirements;

•	longer accounts receivable collection times;

•	the imposition of restrictive trade policies, including export restrictions;

•	worldwide political conditions;

•	the imposition of inconsistent laws or regulations;

•	reduced protection of intellectual property rights in some foreign countries;

•	the imposition or increase of investment requirements and other restrictions by foreign governments;

•	longer collection cycles for account receivables;

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute;

•	uncertainties relating to foreign laws, including labor laws, and legal proceedings;

•	significant currency fluctuations;

•	having to comply with a variety of U.S. laws, including the Foreign Corrupt Practices Act; and

•	having to comply with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and supply foreign affiliates, partners and customers.

The capital spending policies of our customers have a significant effect on the demand for our products.
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
To the extent incurred, our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures. Our ability to repay or refinance our debt depends on our successful financial and operating performance. Our financial and operating performance depends upon a number of factors, many of which are beyond our control, as further described in this Item 1A “Risk Factors.”

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
The linkages between genetic anomalies that our products detect and the underlying disease states are not always fully medically correlated. Additionally, the availability of correlated genetic markers is dependent on significant investment in genomic research, often funded through public programs for which there are no assurances of on-going support. Should any government limit patent rights to specific genetic materials, private investment in this area could also be significantly curtailed. In addition, the adoption of genetic diagnostics is dependent to a great extent on the education and training of physicians and clinicians. We do not have the resources to undertake such training, and are relying on larger industry participants and professional medical colleges to establish, communicate and educate physicians and clinicians on best practices related to genetic diagnostics.
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

Our success depends on our ability to attract and retain our management and staff.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal research and development, manufacturing and administrative facilities are located in Austin, Texas, and consist of approximately 109,000 square feet of leased space pursuant to a lease agreement which expires July 31, 2010. We maintain an additional 10,172 square feet of leased space in Oosterhout, Netherlands and approximately 27,000 square feet of leased office and manufacturing space in Toronto, Canada. We believe these facilities are adequate for our current needs.
ITEM 3. LEGAL PROCEEDINGS
On January 16, 2008, Luminex and LMD were served with a complaint, filed by The Research Foundation of the State University of New York (“SUNY”) in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. The complaint seeks an undetermined amount of damages as well as injunctive relief. On February 9, 2008, Luminex and LMD filed an answer to this complaint denying all claims brought by SUNY. The Court issued a scheduling order on January 16, 2009 to establish deadlines for completion of discovery. A trial date has not been set. The parties are engaging in the discovery process. There can be no assurance that we will successfully defend this suit or that a judgment against us would not materially adversely affect our operating results.
When and if it appears probable in management’s judgment that we will incur monetary damages or costs, in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities will be recorded in the financial statements and charges will be recorded against earnings. Ongoing legal fees are expensed in the period incurred. Though there can be no assurances, our management believes that the resolution of existing routine matters and other incidental claims, taking into account accruals and insurance, will not have a material adverse effect on our financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
Executive Officers of the Registrant as of February 26, 2009

Name	Age	Position

Patrick J. Balthrop	52	President and Chief Executive Officer
Russell W. Bradley	45	Vice President, Business Development and Strategic Planning
Jeremy Bridge-Cook, Ph.D	40	Vice President, Luminex Molecular Diagnostics
Harriss T. Currie	47	Chief Financial Officer, Vice President, Finance and Treasurer
Gregory J. Gosch	46	Vice President, Luminex Bioscience Group
David S. Reiter	42	Vice President, General Counsel and Corporate Secretary
Patrick J. Balthrop. Mr. Balthrop joined Luminex in May 2004 as President and Chief Executive Officer and has served as a member of the Board of Directors since September 2004. He served as president of Fisher Healthcare, a Fisher Scientific International company, a manufacturer and supplier of products and services principally to the scientific and laboratory markets from 2002 to May 2004. Prior to Fisher Scientific International, Mr. Balthrop served in a number of leadership positions for over 20 years with Abbott Laboratories, primarily in Abbott’s Diagnostics Division. Mr. Balthrop’s most recent positions at Abbott were as head of worldwide commercial diagnostics operations and as head of Abbott Vascular. Mr. Balthrop holds an M.B.A. from the Kellogg Graduate School of Management of Northwestern University, and a B.S. in Biology from Spring Hill College.

Russell W. Bradley. Mr. Bradley joined Luminex in May 2005 as Vice President of Business Development and Strategic Planning. Previously, Mr. Bradley spent 17 years at Beckman Coulter Corp., a manufacturer of biomedical testing systems and products, where he served as the director of the Beckman Coulter CARES initiative, involved in Luminex’s clinical HIV/AIDS monitoring business in developing regions around the globe. During his tenure at Beckman Coulter, Mr. Bradley was involved in the evaluation, market assessment and successful commercial launch of multiple life science technologies and applications. Mr. Bradley holds a B.S. in Immunology and Biochemistry from Monash University, Melbourne, Australia.
Jeremy Bridge-Cook, Ph.D. Dr. Bridge-Cook joined Luminex in March 2007 as Vice President of Luminex Molecular Diagnostics. Previously, Dr. Bridge-Cook served as senior vice president, corporate development of Tm Bioscience. Dr. Bridge-Cook joined Tm Bioscience in July 2000 as director of business development and served in various capacities thereafter, including vice president of business development, vice president of marketing and business development, and finally senior vice president, corporate development. Prior to joining Tm, Dr. Bridge-Cook worked for three years as an investment analyst at MDS Capital Corp. and University Medical Discoveries Inc. Dr. Bridge-Cook has a Ph.D. in immunology from the University of Toronto.
Harriss T. Currie. Mr. Currie has served as Vice President, Finance, Treasurer and Chief Financial Officer since October of 2003. Since joining Luminex in November of 1998, Mr. Currie previously served in the capacities of Controller, Treasurer and Acting Chief Financial Officer. Prior to joining us, he was employed as the chief financial officer, secretary and treasurer of SpectraCell Laboratories from 1993 to 1998 where he also served as vice president of finance for two subsidiary companies. Mr. Currie earned his B.B.A. from Southwestern University and his M.B.A. in Finance and Marketing from The University of Texas at Austin. Prior to returning to graduate school for his M.B.A., Mr. Currie was a certified public accountant with Deloitte & Touche LLP.
Gregory J. Gosch. Mr. Gosch joined Luminex in October 2004, and currently serves as Vice President, Luminex Bioscience Group. Since joining Luminex, Mr. Gosch previously served in the capacity of Vice President, Marketing and Sales. Previously, he served in commercial management positions at other life sciences companies including Nanogen Inc., a manufacturer of diagnostic testing products, Chiron Corporation and Bio-Rad Laboratories, Inc. Mr. Gosch holds an M.B.A. from the Carlson School of Management, a Masters of Health Care Administration from the School of Public Health, both of the University of Minnesota, and a B.A. in Molecular, Cellular and Developmental Biology from the University of Colorado.
David S. Reiter. Mr. Reiter joined Luminex as Vice President, General Counsel and Corporate Secretary in October 2003. Prior to becoming General Counsel, Mr. Reiter was in private practice with the firm of Phillips & Reiter, PLLC, which provides outsourced general counsel services for technology companies. Before co-founding the firm, Mr. Reiter was vice president and general counsel for 724 Solutions Inc., a provider of mobile commerce software solutions and applications (NASDAQ: SVNX). Earlier in his career, Mr. Reiter served as senior counsel for Compaq Computer Corporation, supporting the Worldwide Sales & Services, Supply Chain Management and Consumer Products Group. Mr. Reiter is a graduate of the University of Southern California (Juris Doctorate/Master of International Relations), University of Sheffield, UK (M.B.A.) and the University of Notre Dame (B.A.) in Government. Mr. Reiter is a member of the Texas Bar and the American Bar Association.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol “LMNX.”
The following table sets forth the range of high and low sale prices on The NASDAQ Stock Market and/or NASDAQ Global Market, as applicable, for each quarter during 2008 and 2007. On February 23, 2009, the last reported sale price of our common stock was $17.91 per share.

2008	High	Low
First Quarter	$20.48	$14.75
Second Quarter	$23.09	$18.00
Third Quarter	$27.00	$19.41
Fourth Quarter	$25.11	$12.57

2007	High	Low
First Quarter	$16.82	$12.08
Second Quarter	$14.71	$11.44
Third Quarter	$17.30	$11.62
Fourth Quarter	$17.77	$14.11
Holders
As of February 23, 2009, we had 630 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Dividends
We have never declared or paid cash dividends on our common stock and, while this policy is subject to periodic review by our board of directors, we currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Our ability to declare dividends may also from time to time be limited by the terms of any applicable credit facility.
Recent Sales of Unregistered Securities
The table below sets forth shares of Luminex Common Stock issued pursuant to exercises of warrants during the twelve months ended December 31, 2008.

Date		Exercise	Aggregate
Exercised	Shares	Price	Proceeds
04/25/08	29,250	$16.39	$479,408
06/09/08	25,000	17.38	434,500
06/19/08	18,600	16.39	304,854
08/28/08	40,388	17.38	701,943
09/11/08	12,000	17.38	208,560
The issuances of these securities were deemed to be exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, as we exchanged outstanding securities with our then security holders without paying any commissions or other remuneration in connection with such exchange, and under Section 4(2) of the Securities Act of 1933, as amended as a transaction by an issuer not involving a public offering.

Performance Graph
The following graph compares the change in Luminex’s cumulative total stockholder return on its common shares with the NASDAQ Composite Index and the NASDAQ Biotechnology Index.

	12/03	12/04	12/05	12/06	12/07	12/08

Luminex Corporation	$100.00	$94.67	$123.88	$135.39	$173.13	$227.72
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Biotechnology	100.00	112.17	130.53	130.05	132.24	122.10
Issuer Purchases of Equity Securities
The stock repurchase activity for the fourth quarter of 2008 was as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
	Total	Average	Shares Purchased as	Approximate Dollar Value
	Number of	Price Paid	Part of Publicly	of Shares that May Yet Be
	Shares	per Share	Announced Plans or	Purchased Under the Plans
Period	Purchased	(1)($)	Programs	or Programs
10/01/08 – 10/31/08	—	—	—	—
11/1/08 – 11/30/08	52	22.16	—	—
12/01/08 – 12/31/08	446	21.07	—	—

Total Fourth Quarter	498	21.18	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data at December 31, 2008 and 2007 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Results of Operations Data:
Total revenue	$104,447	$75,010	$52,989	$42,313	$35,880
Gross profit	70,946	46,094	32,252	22,321	14,722
Income (loss) from operations	3,353	(17,418)	(581)[1]	(3,496)	(4,164)
Net income (loss)	3,057	(2,711)	1,507)[1]	(2,666)	(3,605)

Net income (loss) applicable to common stockholders	$3,057	$(2,711)	$1,507	$(2,666)	$(3,605)

Net income (loss) per common share, basic	$0.08	$(0.08)	$0.05)[1]	$(0.09)	$(0.12)

Shares used in computing net income (loss) per share, basic	37,868	34,361	31,434	30,990	30,698

Net income (loss) per share, diluted	$0.08	$(0.08)	$0.05)[1]	$(0.09)	$(0.12)

Shares used in computing net income (loss) per share, diluted	39,700	34,361	32,988	30,990	30,698

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$81,619	$27,233	$27,414	$25,206	$19,238
Short-term investments	40,501	6,944	10,956	10,947	12,891
Long-term investments	2,000	—	7,346	5,466	3,991
Working capital	131,516	40,801	44,179	39,364	40,823
Total assets	217,291	123,559	66,696	58,035	53,175
Total long-term debt	3,359	3,110	—	—	—
Total stockholders’ equity	194,540	103,480	54,159	44,710	44,546

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
Overview
We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries. Our xMAP® technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 100 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. Products we are currently developing and that are anticipated for market release in 2009 will be able to perform up to 500 simultaneous bioassays from a small sample volume. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research.
Our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Luminex has adopted a business model built around strategic partnerships. We have licensed our xMAP technology to companies, which then develop products that incorporate the xMAP technology into products that they sell to the end-user. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to its partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end-user laboratory. Luminex was founded on this model, and our success to date has been due to this model. As of December 31, 2008, Luminex had approximately 60 strategic partners and these partners have purchased from Luminex over 5,800 xMAP-based systems. Of the 60 strategic partners, 35 have released commercialized reagent-based products utilizing our technology.
Beginning in 2006, we began developing proprietary assays through LBG. This development was supplemented in 2007 by our acquisition of Tm Bioscience. Our assay segment focuses on the molecular diagnostics market.
Luminex has several forms of revenue that result from this partner model:
•
System revenue is generated from the sale of our xMAP systems and peripherals. Currently, system revenue is derived from the sale of the Luminex 100 and 200 analyzers, our FLEXMAP 3D system, optional XY Platform and Sheath Delivery Systems.

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

•
Assay revenue is generated from the sale of our kits which are a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples. Assay revenue includes revenue from LMD since the effective date our acquisition of LMD on March 1, 2007. Assay revenue generated from LBG is also classified here. Prior to our forming the assay segment, assay revenue generated from LBG was recorded in other revenue as it did not constitute a material amount of total revenue.

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

2008 Highlights
•	Luminex grew total revenue by approximately 39% to $104.4 million over 2007 revenue

•	Gross margin percentage of 68%, up from 61% in 2007

•	Delivered first commercial shipments of new instrument, FLEXMAP 3D

•	Record system shipments of 915 for the year ended December 31, 2008, including three FLEXMAP 3D shipments

•	Cumulative world wide system sales to date of 5,894 systems, including three FLEXMAP 3D placements

•	For the year ended 2008, royalty revenue increased 45% and consumables revenue increased 65% over the prior calendar year
Change in Cash Position
Our cash, cash equivalents and investments increased by approximately $90.0 million during the twelve months ended December 31, 2008 due primarily to our secondary public offering of 4,025,000 shares which raised net proceeds of $74.7 million and closed on June 30, 2008 and our management of receivables and inventory. In addition, we secured a revolving credit facility for up to $15.0 million, which, as of December 31, 2008 and subject to the borrowing base requirements, would have allowed for borrowings of up to approximately $10.4 million. We elected not to renew this credit facility as it matured on February 26, 2009, given our significant cash, cash equivalents, and investment balance and in light of our projected capital needs for the foreseeable future.
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
Future Operations
We expect anticipated 2009 revenue growth to be driven by sustained adoption of our core technology coupled with assay introduction and commercialization by the Assay Segment. The anticipated continued shift in revenue concentration towards higher margin items, such as assays, consumables and royalties, should provide favorable gross margins. Additionally, we believe that a sustained investment in R&D is necessary in order to meet the needs of our marketplace; however, we estimate that R&D expenditures for 2009 will decline as a percentage of revenue from 2008 towards our long term target of 15% of revenue.
We expect our primary challenges to be the continued adoption of partner products incorporating Luminex technology, the current economic conditions and its potential impact on the purchase and sales of our partners and customers and our ability to improve or maintain on operating margins, commercialization, regulatory acceptance and market adoption of output from the Assay Segment and expanding our footprint and reputation within our identified target market segments.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following is a discussion of our most critical accounting policies used in the preparation of our financial statements, and the judgments and estimates involved under each. We also have other significant accounting policies that do not involve critical accounting estimates because they do not generally require us to make estimates and judgments that are difficult or subjective. These are described in Note 1 of our Consolidated Financial Statements provided herein in Item 8. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition. Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Generally, these criteria are met at the time our product is shipped. If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met. Royalty revenue is generated when a partner sells products incorporating our technology, provides testing services to third parties using our technology or resells our consumables. Royalty revenue is recognized as it is reported to us by our partners, generally quarterly; therefore, the underlying end-user sales may be related to prior periods due to the timing of when the revenue is reported to us by our partners. We also sell extended service contracts for maintenance and support of our products. Revenue for service contracts is recognized ratably over the term of the agreement. Revenues from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements.
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
Inventory Valuation. Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The two major components of the allowance for excess and obsolete inventory are (i) a specific reserve for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a reserve against slow moving items for potential obsolescence. The total estimated allowance is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales. While management believes that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, scientific and technological advances will continue and we could experience additional inventory write-downs in the future. However, we do not believe this estimate is subject to significant variability.
Warranties. We provide for the estimated cost of initial product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. While management believes that adequate reserve has been made in the consolidated financial statements for product warranties, should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. However, we do not believe this estimate is subject to significant variability.
Accounts Receivable and Allowance for Doubtful Accounts. We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses historically have been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant change in the liquidity or financial position of any one of our significant customers, or a further deterioration in the economic environment, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. However, we do not believe this estimate is subject to significant variability.

Purchase Price Allocation, Intangibles and Goodwill. The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development (IPR&D), and liabilities assumed based on their respective fair values. Intangible assets with definite lives are amortized over the assets’ estimated useful lives using the straight-line method. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.
Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” requires that goodwill and certain intangible assets be assessed for impairment at a reporting unit level at least annually. We evaluate the carrying value of goodwill and other intangible assets annually or more frequently if there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. We would recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value. Determining the fair value of goodwill is judgmental in nature and often involves the use of estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. As of December 31, 2008, we have $39.6 million of goodwill, which has been allocated to the assay segment which includes LMD. We have performed our annual test of goodwill, and have determined there has been no impairment of goodwill as of December 31, 2008.
Accounting for Income Taxes. We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.
Stock compensation. We recognize the fair-value of stock-based compensation transactions in the Consolidated Statement of Income in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility. The expected term is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options. The estimate of risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends, thus we have assumed a 0% dividend yield. As part of the requirements of SFAS 123(R), we are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is based on historical forfeiture performance and will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. See Note 14 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Consolidated Results of Operations
The following table sets forth the percentage of total revenue of certain items in the Consolidated Statements of Operations. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2008	2007	2006

Revenue	100%	100%	100%

Cost of revenue	32%	39%	39%

Gross profit	68%	61%	61%

Operating expenses
Research and development expense	18%	21%	16%
Selling, general and administrative expense	47%	54%	46%
In-process research and development expense	—	10%	—

Total operating expenses	65%	85%	62%

Income (loss) from operations	3%	(23)%	(1)%

Interest expense from long-term debt	—	(1)%	—

Other income, net	1%	2%	4%

Settlement of litigation	—	15%	—

Gain on settlement of liability	—	3%	—

Income taxes	(1)%	—	—

Net income (loss)	3%	(4)%	3%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Year Ended December 31,
			Variance	Variance
	2008	2007	($)	(%)
	(in thousands)
Revenue	$104,447	$75,010	$29,437	39%
Gross profit	$70,946	$46,094	$24,852	54%
Gross margin percentage	68%	61%	7%	N/A
Operating expenses	$67,593	$63,512	$4,081	6%
Net income (loss)	$3,057	$(2,711)	$5,768	213%
Revenue. Total revenue increased to $104.4 million for the year ended December 31, 2008 from $75.0 million in 2007. The increase in revenue was primarily attributable to an increase of $17.2 million in consumable and royalty revenues in the Technology Segment and continued growth in the Assay Segment, including the effects of the acquisition of LMD. In addition, system sales increased to 915 systems from 862 systems for the corresponding prior year period.

A breakdown of revenue for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31,
	2008	2007
System sales	$28,136	$24,428
Consumable sales	31,724	19,199
Royalty revenue	14,897	10,244
Assay revenue	18,715	11,323
Service contracts	5,363	4,431
Other revenue	5,612	5,385

	$104,447	$75,010

We continue to have revenue concentration in a limited number of strategic partners, as the top five customers, by revenue, accounted for 53% of total revenue in 2008. In particular, two customers accounted for 36% of 2008 total revenue (19% and 17% respectively). No other customer accounted for more than 10% of total revenue. See the segment discussions that follow on pages 40-43 for additional revenue discussion.
Gross Profit. Gross profit increased to $70.9 million for the year ended December 31, 2008, as compared to $46.1 million for the year ended December 31, 2007. The gross profit margin rate (gross profit as a percentage of total revenue) was 68% for the year ended December 31, 2008, up from 61% the year ended December 31, 2007. The increase in gross margin rate was primarily attributable to the continuing shift in revenue concentration towards higher margin items such as assays, consumables and royalties. The increase in gross profit was primarily attributable to the overall increase in revenue. We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in partner bulk purchases and the absolute number of quarterly system sales.
Research and Development Expense. Research and development expenses increased to $18.6 million for the year ended December 31, 2008 from $15.4 million for the year ended December 31, 2007. The increase was primarily attributable to incorporation of the results of LMD for the full twelve months in 2008 compared to the inclusion of only ten months of operating results of LMD in the year ended December 31, 2007, as the acquisition was consummated on March 1, 2007, and to a lesser extent, to increased activity by the Assay Segment related to product development, an increase in materials, and additional personnel costs associated with the addition of employees and contract employees. Research and development headcount at December 31, 2008 was 116 as compared to 111 at December 31, 2007. As a percentage of revenue, research and development expense decreased to 18% in 2008 as compared with 21% in 2007. Our current expectation is for research and development expenses to be between 15% and 18% of total revenue for 2009.
Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $49.0 million for the year ended December 31, 2008 from $40.7 million for the comparable period in 2007. The increase was primarily attributable to incorporation of the results of LMD for the full twelve months in 2008 compared to the inclusion of only ten months of operating results of LMD in the year ended December 31, 2007, and to a lesser extent additional personnel costs associated with the addition of employees and an increase in stock compensation expense. Selling, general and administrative headcount at December 31, 2008 was 134 as compared to 119 at December 31, 2007. As a percentage of revenue, selling, general and administrative expenses reduced to 47% in 2008 as compared to 54% in 2007.
Other Income, net. Other income, net decreased to $1.1 million for the year ended December 31, 2008 from $1.7 million for the year ended December 31, 2007 partially due to approximately $480,000 in costs related to a potential acquisition that did not occur, offset by the interest income on the net proceeds from our secondary offering. In addition, the average rate earned on current invested balances decreased to 2.0% for the year ended December 31, 2008 from 5.0% for the year ended December 31, 2007. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period. See additional discussions by segment below.
Settlement of litigation. We settled our pending litigation with Rules Based Medicine (RBM) on October 15, 2007. As part of the settlement, Luminex received a cash payment of $12.5 million. $11.5 million was recognized as part of net income in 2007, while $1.0 million was deferred for licensing rights granted to RBM from Luminex.
Gain on settlement of liability. $2.3 million was recognized in the year ended December 31, 2007 related to the settlement of a liability related to the renegotiation of a contract acquired as part of the acquisition of Tm Bioscience.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,
			Variance	Variance
	2007	2006	($)	(%)
	(in thousands)
Revenue	$75,010	$52,989	$22,021	42%
Gross profit	$46,094	$32,252	$13,842	43%
Gross margin percentage	61%	61%	0%	N/A
Operating expenses	$63,512	$32,833	$30,679	93%
Net (loss) income.	$(2,711)	$1,507	$(4,218)	280%
Revenue. Total revenue increased to $75.0 million for the year ended December 31, 2007 from $53.0 million in 2006. The increase in revenue was primarily attributable to the Assay Segment (including the acquisition of LMD and increased activity by LBG) and, in addition, to a lesser extent increases in consumable and royalty revenues and system sales in the Technology Segment.
A breakdown of revenue for the years ended December 31, 2007 and 2006 is as follows (in thousands):

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
Research and Development Expense. Research and development expenses increased to $15.4 million for the year ended December 31, 2007 from $8.7 million for the year ended December 31, 2006. The increase was primarily attributable to increases in personnel costs associated with the addition of employees in 2007 related to the Tm Bioscience acquisition. Research and development headcount at December 31, 2007 was 111 as compared to 61 at December 31, 2006. As a percentage of revenue, research and development expense increased to 21% in 2007 as compared with 16% in 2006.
Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $40.7 million for the year ended December 31, 2007 from $24.2 million for the comparable period in 2006. The increase was primarily attributable to the acquisition of Tm Bioscience and to a lesser extent an increase in stock compensation expense and the impact of foreign exchange transaction losses related to foreign currency denominated balances. As a percentage of revenue, selling, general and administrative expenses were 54% in 2007 and 46% in 2006.
Other Income, net. Other income, consisting primarily of interest in our cash and investment balances, decreased to $1.7 million for the year ended December 31, 2007 from $2.1 million for the year ended December 31, 2006.

Settlement of litigation. We settled our pending litigation with RBM on October 15, 2007. As part of the settlement, Luminex received a cash payment of $12.5 million. $11.5 million was recognized as part of net income, while $1.0 million was deferred for licensing rights granted to RBM from Luminex.
Gain on settlement of liability. $2.3 million was recognized in the year ended December 31, 2007 related to the settlement of a liability related to the renegotiation of a contract acquired as part of the acquisition of Tm Bioscience.
Segment Results of Operations
Technology Segment
Selected financial data for the year ended December 31, 2008 and 2007 of our Technology Segment is as follows:

	Year Ended December 31,
			Variance	Variance
	2008	2007	($)	(%)
	(in thousands)
Revenue	$83,567	$62,436	$21,131	34%
Gross profit	$54,756	$37,864	$16,892	45%
Gross margin percentage	66%	61%	5%	N/A
Operating expenses	$45,723	$38,391	$7,332	19%
Net income	$9,405	$12,330	$(2,925)	24%
Revenue. Total revenue increased 34% to $83.6 million for the year ended December 31, 2008 from $62.4 million in 2007. The increase in revenue was primarily attributable to an increase in consumable, royalty and system revenue as a result of our efforts to accelerate instrument placements, menu expansion, and increasing utilization of our partners’ assays on our technology.
A breakdown of revenue in the Technology Segment for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31,
	2008	2007
System sales	$26,408	$23,320
Consumable sales	31,678	19,197
Royalty revenue	14,897	10,213
Service contracts	5,290	4,431
Other revenue	5,294	5,275

	$83,567	$62,436

The top five customers, by revenue, accounted for 62% of total revenue in 2008 compared to 61% in 2007. In particular, two customers accounted for 45% of 2008 total technology segment revenue (24% and 21%, respectively) compared to 42% of 2007 total technology segment revenue (18% and 24%, respectively). No other customer accounted for more than 10% of total technology segment revenue.
System and peripheral component sales increased 13% to $26.4 million for the year ended December 31, 2008 from $23.3 million for the year ended December 31, 2007. System sales increased to 875 systems for 2008 as compared to 838 systems in the prior year, bringing total systems sold to date to over 5,800 as of December 31, 2008.

Consumable sales, comprised of microspheres and sheath fluid, increased 65% to $31.7 million during 2008 from $19.2 million in 2007. This is primarily the result of an increase in bulk purchases due to increased commercial activity by our partners. Partners who reported royalty bearing sales accounted for $28.2 million, or 89%, of total consumable sales for the year ended December 31, 2008. In addition, during 2008 we had 49 bulk purchases of consumables totaling approximately $26.1 million as compared with 41 bulk purchases totaling approximately $14.3 million in the prior year. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter.
Royalty revenue increased 46% to $14.9 million for the year ended December 31, 2008 from $10.2 million for the year ended December 31, 2007. We believe this is primarily the result of our efforts to accelerate instrument placements, menu expansion, and increasing utilization of our partner’s assays on our technology. We expect modest fluctuations in the number of commercial partners submitting royalties based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the year ended December 31, 2008, we had 35 commercial partners submit royalties as compared with 30 for the year ended December 31, 2007. Additionally, the 30 partners from whom we recognized $10.2 million in royalties in 2007 represented approximately $14.6 million of the total royalties in 2008, an increase of approximately 43% over their prior year payments. Total royalty bearing sales reported to us by our partners were approximately $238.5 million for the year ended December 31, 2008 as compared to $167.0 million for the year ended December 31, 2007.
Service contracts, comprised of extended warranty contracts earned ratably over the term of a contract, increased 19% to $5.3 million during 2008 from $4.4 million in 2007. This increase is attributable to additional resources allocated to the sale of extended service agreements resulting in increased penetration of the expanded installed base. At December 31, 2008, we had 967 Luminex systems covered under extended service agreements and $2.1 million in deferred revenue related to those contracts. At December 31, 2007, we had 799 Luminex systems covered under extended service agreements and $1.8 million in deferred revenue related to those contracts.
Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales and grant revenue, stayed flat at $5.3 million for the years ended December 31, 2008 and 2007.
Gross Profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Technology Segment increased to 66% for the year ended December 31, 2008 from 61% for the year ended December 31, 2006. Gross profit for the Technology Segment increased to $54.8 million for the year ended December 31, 2008, as compared to $37.9 million for the year ended December 31, 2007. The increase in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin. Consumables and royalties, two of our higher margin items, comprised $46.6 million, or 56%, of Technology Segment revenue for the year ended December 31, 2008 and $29.4 million, or 47%, for the year ended December 31, 2007.
Operating expenses. Research and development expenses increased to $10.8 million for the year ended December 31, 2008 from $8.9 million for the year ended December 31, 2007. The increase was primarily attributable to an increase in materials and supplies and additional personnel costs associated with the addition of employees in the Technology Segment. The increase in materials and supplies and the number of employees has allowed us to enhance our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms. As a percentage of revenue, research and development expense was 13% in 2008 and 14% in 2007.
Selling, general and administrative expenses increased to $34.9 million for the year ended December 31, 2008 from $29.4 million for the comparable period in 2007. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees of the Technology Segment to 99 at December 31, 2008 from 81 at December 31, 2007 and higher legal and professional fees. As a percentage of revenue, selling, general and administrative expenses were 42% in 2008 and 47% in 2007.
Settlement of litigation. We settled our pending litigation with RBM on October 15, 2007. As part of the settlement, Luminex received a cash payment of $12.5 million. $11.5 million was recognized as part of net income in 2007, while $1.0 million was deferred for licensing rights granted to RBM from Luminex.

Assay Segment
Selected financial data for the year ended December 31, 2008 and 2007 of our Assay Segment is as follows:

	Year Ended December 31,
			Variance	Variance
	2008	2007	($)	(%)
	(in thousands)
Revenue	$20,880	$12,574	$8,306	66%
Gross profit	$16,190	$8,230	$7,960	97%
Gross margin percentage	78%	65%	13%	N/A
Operating expenses	$21,870	$25,121	$(3,251)	(13)%
Net loss	$(6,348)	$(15,041)	$8,693	58%
Revenue. Revenues were derived from LBG for the twelve months ended December 31, 2008 and 2007 and also from LMD from March 1, 2007 through December 31, 2008.
A breakdown of revenue in the Assay Segment for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2008	2007
System sales	$1,728	$1,108
Consumable sales	46	2
Royalty revenue	—	31
Service contracts	73	—
Assay revenue	18,715	11,323
Other revenue	318	110

	$20,880	$12,574

The top five customers, by revenue, accounted for 72% of total revenue in 2008 compared to 64% in 2007. In particular, the top two customers in 2008 accounted for 48% of total revenue (27% and 21%, respectively) compared to the top two customers of 2007 which accounted for 46% of total revenue (33% and 13%, respectively). The majority of our Assay Segment revenues are generated from the sale of test kits. Historically, over 70% of our total assay revenue was derived from our CF product line. In the year ended December 31, 2008, as a result of the launch of our RVP product in January, 2008, our top two assay segment products were CF and RVP. These two products represented over 83% of total assay revenue in the year ended December 31, 2008. System sales during the year ended 2008 in the Assay Segment increased to 40 systems compared to 24 systems in 2007. Other revenue includes contract research and development fees and commercial milestone revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Assay Segment increased to 78% for the year ended December 31, 2008 from 65% for the year ended December 31, 2007. Gross profit for the Assay Segment increased to $16.2 million for the year ended December 31, 2008, as compared to $8.2 million for the year ended December 31, 2007. The increase in gross profit margin percentage was primarily attributable to increased utilization and capacity at LMD, increased sales of higher gross margin assays, and changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin.
Operating expenses. Research and development expenses increased to $7.8 million for the year ended December 31, 2008 from $6.4 million for the year ended December 31, 2007. The increase in research and development expenses was primarily due to incorporation of the results of LMD for the full twelve months in 2008 compared to the inclusion of only ten months of operating results of LMD in the year ended December 31, 2007, as the acquisition was consummated on March 1, 2007, and to a lesser extent, to increased activity by the Assay Segment related to product development.

Selling, general and administrative expenses increased to $12.1 million for the year ended December 31, 2008 from $9.6 million for the comparable period in 2007, excluding the non-recurring $7.4 million write-off of in-process research and development related to the acquisition of LMD, for the nine months ended September 30, 2007. The overall increase in selling, general, and administrative expenses is primarily due to the addition of costs associated with LMD. As previously discussed, the expenses for the year ended December 31, 2007 include expenses related to LBG for the entire twelve months and expenses related to LMD for ten months only. The overall increase in selling, general and administrative expenses was primarily attributable to the addition of LMD and to a lesser extent increased activity by the LBG.
Gain on settlement of liability. $2.3 million was recognized in the year ended December 31, 2007 related to the settlement of a liability related to the renegotiation of a contract acquired as part of the acquisition of Tm Bioscience.
Liquidity and Capital Resources

	December 31,	December 31,
	2008	2007
	(in thousands)
Cash and cash equivalents	$81,619	$27,233
Short-term investments	40,501	6,944
Long-term investments	2,000	—

	$124,120	$34,177

At December 31, 2008, we held cash and cash equivalents, and short-term and long-term investments, of $124.1 million and had working capital of $131.5 million. At December 31, 2007, we held cash and cash equivalents, and short-term and long-term investments, of $34.2 million and had working capital of $40.8 million. Cash, cash equivalents and investments have increased by approximately $89.9 million during the year ended December 31, 2008 due primarily to the cash proceeds from our secondary public offering in June of 2008 of $74.7 million and cash provided from operations of $13.9 million.
We have funded our operations to date primarily through the issuance of equity securities (in conjunction with an initial public offering in 2000, subsequent option exercises, and our secondary public offering in 2008) and cash generated from operations. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and United States corporate debt securities. We do not have any investments in asset-backed commercial paper, auction rate securities, or mortgage backed or sub-prime style investments.
Cash provided by operations was $13.9 million for the year ended December 31, 2008. Significant items affecting operating cash flows for the period were our net income of $3.1 million and adjustments for depreciation and amortization of $7.0 million and stock compensation of $7.3 million, offset by an increase in inventory of $5.1 million. Other income decreased due to expenditures of approximately $481,000 in the year ended December 31, 2008 related to a potential acquisition that did not occur, and were consequently reflected as an investing activity rather than an operating activity.
Our operating expenses during the year ended December 31, 2008 were $67.6 million, of which $18.6 million was research and development expense and $49.0 million was selling, general and administrative expense. While research and development expense as a percentage of revenue decreased in 2008 to 18% from 21% in 2007 and is expected to continue to decrease, we expect the absolute dollars of research and development expense to scale with our revenue growth as a result of our continuing investment in the research and development pipeline to support our strategy and expanded focus on product and platform development. We currently expect selling, general, and administrative expenses in 2009, excluding the impact of foreign exchange rates on foreign denominated balances, to decrease as a percentage of total revenue compared to 47% in 2008.

Cash used in investing activities was $41.7 million for the year ended December 31, 2008 as compared with cash provided by investing of $1.8 million for the year ended December 31, 2007. In 2008, our purchases of securities increased $49.5 million due to our investment of the cash proceeds from our secondary public offering. Capital expenditures for property, plant and equipment decreased to $4.5 million from $6.7 million in 2007, primarily from the completion of our manufacturing expansion in 2007 in preparation for the introduction of new products, expansion of capacity, and facility and enterprise resource planning expansion to accommodate our growth and the Assay Segment operations. Currently, exclusive of changes in investments, we expect cash used in investing activities to be primarily for purchases of property, plant and equipment.
Cash provided by financing activities was $81.7 million for the year ended December 31, 2008 as compared with cash used in financing activities of $10.5 million for the year ended December 31, 2007 due to our secondary public offering in June of 2008 of $74.7 million and proceeds from issuance of common stock due to exercises of stock options and warrants of $7.0 million in 2008 compared to $1.9 million in 2007.
We expect research and development expense as a percent of revenue to be between 15% and 18% of total revenue in 2009. While the percentage is expected to decrease, we expect research and development expenses in absolute dollars to scale with our revenue growth as a result of our continuing investment in the research and development pipeline to support our strategy and expanded focus on product and platform development. We expect selling, general and administrative expenses in 2009, excluding the impact of foreign exchange on foreign denominated balances, to decrease as a percentage of total revenue as in the prior year as management believes it can leverage the current level of expenses to adequately support the ongoing growth of our business.
Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2009. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Based upon our current operating plan and structure, management believes Luminex will have sufficient capital to fund operations through December 31, 2009. Factors that could affect our capital requirements, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, and (iii) signing of partnership agreements which include significant up front license fees. See also the “Safe Harbor Cautionary Statement” and Item 1A “Risk Factors” above.
On March 1, 2007, we entered into a senior revolving credit facility with JPMorgan Chase Bank, N.A., which provided borrowings of up to a maximum aggregate principal amount outstanding of $15.0 million based on availability under a borrowing base consisting of eligible accounts and inventory. The obligations under the senior revolving credit facility were guaranteed by our wholly-owned domestic subsidiaries and secured by all of our and the guarantors’ accounts, equipment inventory and general intangibles (excluding intellectual property), and the guarantors including the pledge of an intercompany note from LMD and payable to Luminex. Loans under the senior credit facility accrued interest on the basis of either a base rate or a LIBOR rate. The base rate was calculated daily and was the greater of (i) prime minus 1.00% and (ii) federal funds rate plus .50%. Borrowings at the LIBOR rate were based on one, two or three month periods and interest was calculated by taking the sum of (i) the product of LIBOR for such period and statutory reserves plus (ii) 1.75%. We paid a fee of 0.125% per annum on the unfunded portion of the lender’s aggregate commitment under the facility. As of December 31, 2008, no amounts were outstanding under the senior revolving credit facility, and approximately $10.4 million was available for borrowing. This credit facility had a maturity of February 26, 2009. We elected not to renew this credit facility given our significant cash, cash equivalents, and investment balance and in light of our projected capital needs for the foreseeable future.

The senior credit facility contained conditions to making loans, representations, warranties and covenants, including financial covenants customary for a transaction of this type. Financial covenants included (i) a tangible net worth covenant of $35.0 million and (ii) a liquidity requirement of availability not less than the funded debt of Luminex and its subsidiaries calculated using the unencumbered cash, cash equivalents and marketable securities of us and our guarantors (including LMD). The senior credit facility also contained customary events of default as well as restrictions on undertaking certain specified corporate actions, including, among others, asset dispositions, acquisitions and other investments, dividends, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens and negative pledges, transactions with affiliates and agreements as to certain subsidiary restrictions and the creation of additional subsidiaries. If an event of default occurred that was not otherwise waived or cured, the lender may have terminated its obligations to make loans under the senior credit facility and may have declared the loans then outstanding under the senior credit facility to be due and payable. We believe we were in compliance with our financial and other covenants under the senior credit facility.
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

Contractual Obligations
As of December 31, 2008, we had approximately $7.4 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage during 2009. The following table reflects our total current non-cancelable obligations by period as of December 31, 2008 (in thousands):

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$10,931	$1,966	$3,468	$3,550	$1,947
Non-cancelable purchase obligations (1)	10,050	4,946	1,573	1,299	2,232
Long-term debt obligations (2)	4,485	445	1,617	2,423	—
Capital lease obligations	47	29	18	—	—

Total (3)	$25,513	$7,386	$6,676	$7,272	$4,179

(1)
Purchase obligations include contractual arrangements in the form of purchase orders primarily as a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met.

(2)
On December 12, 2003, LMD entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (Cdn) $7.3 million relating to the development of several genetic tests. Funds were advanced from Technology Partnerships Canada (TPC), a special operating program. The actual payments we received were predicated on eligible expenditures made during the project period which ended July 31, 2006. LMD has received Cdn $4.3 million from TPC which is expected to be repaid along with approximately Cdn $1.4 million of imputed interest for a total of approximately Cdn $5.7 million.

LMD has agreed to repay the TPC funding through a royalty on revenues. Royalty payments commenced in 2007 at a rate of 1% of total revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until April 30, 2015, whichever is earlier. The repayment obligation expires on April 30, 2015 and any unpaid balance will be cancelled and forgiven on that date. Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” Furthermore, payment reflected in U.S. Dollars is subject to adjustment based upon applicable exchange rates as of the reporting date.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at December 31, 2008, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore, $251,000 of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 to the Consolidated Financial Statements for a discussion on income taxes.

Inflation
We do not believe that inflation has had a direct adverse effect on our operations to date. However, a substantial increase in product and manufacturing costs and personnel related expenses could have an adverse impact on our results of operations in the event these expenses increase at a faster pace than we can increase our system, consumable and royalty rates.

Recently Adopted Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. We adopted FIN 48 as of January 1, 2007. See Note 10 to our Notes to Consolidate Financial Statements.
Recent Accounting Pronouncements
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP). The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. The implementation of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We have disclosed the fair value of our debt in Note 11. We are currently assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
In October 2008, the FASB issued FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FAS 157-3). FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We believe the impact of this pronouncement on our consolidated financial statements to be immaterial.
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
In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R) which replaces FAS No. 141, “Business Combinations” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. FAS 141R and FAS 160 are effective for our fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Upon adoption, these standards will not have a material impact on our consolidated financial position and results of operations. However, if we enter into any business combinations after the adoption of FAS 141R, a transaction may significantly impact our consolidated financial position and results of operations as compared to our recent Tm Bioscience acquisition, accounted for under existing GAAP requirements, due to the changes described above.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Based on our current operations, we do not expect that the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial position or results of operations.
In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). FAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on our current operations, we do not expect this standard will have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments held to maturity. A 50 basis point fluctuation from average investment returns at December 31, 2008 would yield an approximate 4% variance in overall investment return. Due to our intention to hold our investments to maturity, we have concluded that there is no material market risk exposure.
Our revolving credit facility also would have been affected by fluctuations in interest rates as it is based on prime minus 1% or the Federal Funds Effective Rate in effect plus 0.50%. As of December 31, 2008, we had not drawn on this facility. We elected not to renew this credit facility on February 26, 2009.
Foreign Currency Risk. As of December 31, 2008, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary, LMD, are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands subsidiary are denominated in Euros. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. and Canadian Dollar exchange rates. A 10% change in the Canadian Dollar in relation to the U.S. dollar could result in an immaterial foreign exchange impact. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.
In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rates fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss of $465,000 was included in determining our consolidated results for the year ended December 31, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
of Luminex Corporation
We have audited Luminex Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Luminex Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Luminex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luminex Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Luminex Corporation and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Luminex Corporation
We have audited the accompanying consolidated balance sheets of Luminex Corporation (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, in 2007 the Company changed its method of accounting for income tax uncertainties.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 24, 2009

LUMINEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$81,619	$27,233
Short-term investments	40,501	6,944
Accounts receivable, (net of allowance for doubtful accounts of $272 and $356 at December 31, 2008 and 2007, respectively)	11,024	11,827
Inventories, net	11,589	6,508
Prepaids and other	1,660	856

Total current assets	146,393	53,368

Property and equipment, net	12,567	12,673
Intangible assets, net	14,901	16,919
Long-term investments	2,000	—
Goodwill	39,617	39,617
Other	1,813	982

Total assets	$217,291	$123,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,580	$3,346
Accrued liabilities	7,181	6,811
Deferred revenue	2,671	2,276
Current Portion of long term debt	445	134

Total current liabilities	14,877	12,567

Long-term debt	2,914	2,976
Deferred revenue	4,960	4,536

Total liabilities	22,751	20,079

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 40,334,082 shares in 2008; 35,391,211 shares in 2007	40	35
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	279,255	191,218
Accumulated other comprehensive loss	(47)	(8)
Accumulated deficit	(84,708)	(87,765)

Total stockholders’ equity	194,540	103,480

Total liabilities and stockholders’ equity	$217,291	$123,559

See the acompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenue	$104,447	$75,010	$52,989

Cost of revenue	33,501	28,916	20,737

Gross profit	70,946	46,094	32,252

Operating expenses:

Research and development	18,628	15,383	8,673

Selling, general and administrative	48,965	40,729	24,160

In-process research and development	—	7,400	—

Total operating expenses	67,593	63,512	32,833

Income (loss) from operations	3,353	(17,418)	(581)

Interest expense from long-term debt	(592)	(513)	—

Other income, net	1,144	1,665	2,108

Settlement of litigation	—	11,500	—

Gain on settlement of liability	—	2,345	—

Income (loss) before income taxes	3,905	(2,421)	1,527

Income taxes	(848)	(290)	(20)

Net income (loss)	$3,057	$(2,711)	$1,507

Net income (loss) per share, basic	$0.08	$(0.08)	$0.05

Shares used in computing net income (loss) per share, basic	37,868	34,361	31,434

Net income (loss) per share, diluted	$0.08	$(0.08)	$0.05

Shares used in computing net income (loss) per share, diluted	39,700	34,361	32,988
See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,057	$(2,711)	$1,507
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,001	5,063	1,483
In-process research and development expense	—	7,400	—
Gain on settlement of liability	—	(2,345)	—
Amortization of deferred stock, restricted stock and stock compensation expense	7,251	6,593	5,511
Imputed interest	—	—	(13)
Loss on disposal of assets	8	88	4
Other	(415)	268	(15)
Changes in operating assets and liabilities:
Accounts receivable, net	694	(3,255)	(1,657)
Inventories, net	(5,081)	(129)	(290)
Other assets	(942)	1,019	(1,009)
Accounts payable	1,760	(2,958)	(602)
Accrued liabilities	(312)	(715)	(307)
Deferred revenue	830	75	(566)

Net cash provided by operating activities	13,851	8,393	4,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(55,868)	(6,325)	(15,064)
Maturities of held-to-maturity securities	20,310	17,717	13,175
Purchase of property and equipment	(4,449)	(6,685)	(2,638)
Acquisition of business, net of cash acquired	—	(2,686)	—
Acquisition activity	(481)
Proceeds from sale of assets	19	30	45
Acquired intangible assets	—	(10)	—
Acquired technology rights	(1,216)	(265)	(25)

Net cash provided by (used in) investing activities	(41,685)	1,776	(4,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(134)	(12,349)	—
Proceeds from secondary offering, net of offering costs	74,722	—	—
Proceeds from issuance of common stock	7,075	1,868	2,622
Other	—	13	—

Net cash (used in) provided by financing activities	81,663	(10,468)	2,622

Effect of foreign currency exchange rate on cash	557	118	47
Change in cash and cash equivalents	54,386	(181)	2,208
Cash and cash equivalents, beginning of year	27,233	27,414	25,206

Cash and cash equivalents, end of year	$81,619	$27,233	$27,414

Interest and penalties paid	160	1,360	—

SUPPLEMENTAL DISLOSURE OF NONCASH INVESTING ACTIVITIES:
Purchase of leasehold improvements under trade payable arrangement	$—	$—	$445

SUPPLEMENTAL DISCLOSURE OF NON-CASH EFFECT OF ACQUISITIONS:
Purchase price	—	(49,401)	—
Common stock issued	—	41,754	—
Conversion of Tm options and warrants	—	2,315	—
Forgiveness of receivable from acquired company	—	1,233	—
Write-off of acquired technology rights	—	473	—
Cash acquired	—	940	—

Acquisition, net of cash acquired	—	(2,686)	—

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

				Accumulated
	Common Stock		Additional	Other	Deferred		Total
	Number of		Paid-In	Comprehensive	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Compensation	Deficit	Equity

Balance at December 31, 2005	31,655,683	$32	$135,440	$18	$(4,219)	$(86,561)	$44,710
Exercise of stock options	422,499	—	2,622	—	—	—	2,622
Issuances of restricted stock, net of shares withheld for taxes	144,539	—	(242)	—	—	—	(242)
Effect of adoption of FAS 123R	(544,113)	—	(4,220)	—	4,219	—	(1)
Stock compensation	—	—	5,516	—	—	—	5,516
Net income	—	—	—	—	—	1,507	1,507
Foreign currency translation adjustment	—	—	—	47	—	—	47

Balance at December 31, 2006	31,678,608	$32	$139,116	$65	$—	$(85,054)	$54,159
Exercise of stock options	331,754	—	1,868	—	—	—	1,868
Issuances of restricted stock, net of shares withheld for taxes	178,815	—	(425)	—		—	(425)
Shares Exchanged in Tm Acquisition	3,202,034	3	41,751	—	—		41,754
Value of Tm options and warrants traded	—	—	2,315	—	—	—	2,315
Stock compensation	—		6,593				6,593
Net income	—	—	—	—	—	(2,711)	(2,711)
Foreign currency translation adjustment	—	—	—	(73)	—	—	(73)

Balance at December 31, 2007	35,391,211	$35	$191,218	$(8)	$—	$(87,765)	$103,480
Exercise of stock options	644,057	1	7,075	—	—	—	7,076
Issuances of restricted stock, net of shares withheld for taxes	273,814	—	(1,281)	—		—	(1,281)
Stock compensation	—		7,251				7,251
Net income	—	—	—	—	—	3,057	3,057
Secondary public offering, net of offering costs	4,025,000	4	74,718				74,722
Tax benefits associated with options	—		274				274
Foreign currency translation adjustment	—	—	—	(39)	—	—	(39)

Balance at December 31, 2008	40,334,082	$40	$279,255	$(47)	$—	$(84,708)	$194,540

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Luminex Corporation (the “Company” or “Luminex”) develops, manufactures and sells proprietary biological testing technologies and products with applications throughout the life sciences and diagnostic industries. The Company’s xMAP® technology, an open architecture, multiplexing technology, allows the Luminex systems to simultaneously perform up to 100 bioassays on a single drop of fluid by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. The Company’s xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.
The acquisition of Tm Bioscience Corporation, or Tm, now known as Luminex Molecular Diagnostics, Inc., or LMD, was completed on March 1, 2007; therefore, the results of operations of LMD in our consolidated financial statements only include LMD results since that date.
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
Fair Value of Financial Instruments
The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, long-term investments, accounts payable, accrued liabilities, and long-term debt. Except for the fair value of our long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2008 and 2007. See Note 11 for further details concerning the fair value of our long-term debt.

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
In 2008, two customers each accounted for more than 10% of our total revenues. One Lambda, Inc. accounted for 19%, 15% and 15% of our total revenues in 2008, 2007 and 2006, respectively. Bio-Rad Laboratories, Inc. accounted for 17%, 20% and 19% of our total revenues in 2008, 2007 and 2006, respectively. No other customer accounted for more than 10% of total revenues in 2008, 2007 or 2006.
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
Intangible Assets
Goodwill represents the excess of the cost over the fair value of the assets of the acquired business. Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter. No goodwill impairments were recorded in 2008 or 2007. Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from 2 to 15 years. The useful lives of the assets acquired as part of the Tm acquisition were established as a result of the allocation of fair values at March 1, 2007. We have no intangible assets with indefinite useful lives.
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

Revenue Recognition and Allowance For Doubtful Accounts
Revenue from sales of the Company’s products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is probable. Generally, these criteria are met at the time the product is shipped. If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met. Revenues from royalties related to agreements with strategic partners are recognized when such amounts are reported to the Company; therefore, the underlying end-user sales may be related to prior periods. Revenue from extended service agreements is deferred and recognized ratably over the term of the agreement. Revenues from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements. Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.
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
Product-Related Expenses
We provide for the estimated cost of initial product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Shipping and handling costs associated with product sales are included in cost of sales. The Company expenses advertising costs as incurred. Advertising expenses were not significant for any of the years presented.
Research and Development Costs
Research and development costs are generally expensed in the period incurred; however, the Company capitalizes certain internally developed products, used for evaluation during development projects that also have alternative future uses as defined by SFAS 2, “Accounting for Research and Development Costs”. These assets are generally depreciated on a straight-line basis over the useful life of the assets which range from two months to one year. The Company did not capitalize any material research and development costs in 2008 or 2007.
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
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires recognition of the impact of a tax position in the Company’s financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.
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
Stock-Based Compensation
The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions of SFAS No. 123(R). SFAS No. 123(R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. Pursuant to SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.
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
Upon the closing of the acquisition, we exchanged 0.06 shares of Luminex common stock for each outstanding Tm share, which resulted in the issuance of approximately 3.2 million shares of Luminex common stock. The value of the approximately 3.2 million common shares issued was determined based on the average market price of our common stock over the period including five days before and after the terms of the acquisition were agreed to and announced in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). We also agreed to assume the outstanding Tm options according to the applicable Tm plan provisions and the outstanding warrants. At the date of acquisition, these options and warrants were potentially exercisable for approximately 694,000 additional shares of Luminex common stock on an as-converted basis. The estimated fair value of Luminex’ replacement options and warrants was calculated using the Black-Scholes model. In accordance with SFAS 123R, the portion of the estimated fair value of unvested Tm options related to future service (approximately $242,000) was deducted from the purchase price consideration and will be recognized as compensation expense over those awards’ remaining vesting period. As of December 31, 2008, there were replacement options outstanding for the purchase of 68,414 shares of Luminex common stock with exercise prices ranging from $11.12 to $44.88 and replacement warrants outstanding for the purchase of approximately 288,000 shares of Luminex common stock with exercise prices ranging from $10.12 to $37.18. All of the warrants are exercisable as of December 31, 2008.
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
In 2007, Luminex completed the process of allocating fair values for certain tangible and intangible assets and in-process research and development (IPR&D) identified during the acquisition. The acquired intangible assets were allocated to the Assay Segment. The excess purchase price over the fair values of the net tangible assets, identified intangible assets and liabilities was allocated to goodwill. Luminex recorded $39.6 million of goodwill related to the Tm acquisition in our Assay Segment. Goodwill is not expected to be deductible for tax purposes.

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
In-process Research and Development (IPR&D)
In conjunction with the acquisition of LMD in 2007, the Company has recorded total IPR&D expense of $7.4 million for acquired IPR&D which was not technologically feasible as of the acquisition date and had no alternative future use.

NOTE 3 — INVESTMENTS
Held-to-maturity securities as of December 31, 2008 and 2007 consisted of $42.5 million and $6.9 million of federal agency debt securities, respectively. Amortized cost approximates fair value of these investments.
The amortized cost of held-to-maturity debt securities at December 31, 2008 and 2007, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 31,
	2008			2007
		Accrued	Amortized		Accrued	Amortized
	Cost	Interest	Cost	Cost	Interest	Cost
Due in one year or less	$40,501	$283	$40,784	$6,944	$38	$6,982
Due after one year through two years	2,000	20	2,020	—	—	—

	$42,501	$303	$42,804	$6,944	$38	$6,982

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$81,619	—	—	$81,619
Federal agency debt securities	42,501	—	—	42,501

Total	$124,120	—	—	$124,120

Amounts included in:
Cash and cash equivalents	$81,619	—	—	$81,619
Short-term investments	40,501	—	—	40,501
Long-term investments	2,000	—	—	2,000

Total	$124,120	—	—	$124,120

NOTE 4 — ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following at December 31 (in thousands):

	2008	2007

Accounts receivable	$11,296	$12,183
Less: Allowance for doubtful accounts	(272)	(356)

	$11,024	$11,827

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2005	$366
Additions charged to costs and expenses	(52)
Write-offs of uncollectible accounts	(13)
Recoveries of uncollectible accounts	—

Balance at December 31, 2006	301
Reductions charged to costs and expenses	—
Write-offs of uncollectible accounts	(1)
Additions due to acquired accounts receivable	56
Recoveries of uncollectible accounts	—

Balance at December 31, 2007	$356
Reductions charged to costs and expenses	(50)
Write-offs of uncollectible accounts	(34)
Additions due to acquired accounts receivable	—
Recoveries of uncollectible accounts	—

Balance at December 31, 2008	$272

NOTE 5 — INVENTORY, NET
Inventory consisted of the following at December 31 (in thousands):

	2008	2007
Parts and supplies	$5,756	$3,613
Work-in-progress	4,022	1,632
Finished goods	2,588	1,956

	12,366	7,201

Less: Allowance for excess and obsolete inventory	(777)	(693)

	$11,589	$6,508

The Company has non-cancelable purchase commitments with certain of its component suppliers in the amount of approximately $10.1 million for 2008. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.
NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31 (in thousands):

	2008	2007

Laboratory equipment	$9,223	$7,686
Leasehold improvements	6,550	6,089
Computer equipment	3,071	1,944
Purchased software	5,521	4,463
Furniture and fixtures	1,609	1,512
Assets on loan/rental	1,516	1,341
Capital lease equipment	116	115

	27,606	23,150
Less: Accumulated amortization and depreciation	(15,039)	(10,477)

	$12,567	$12,673

Depreciation expense was $4.5 million, $3.0 million, and $1.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 7 — ACQUIRED INTANGIBLE ASSETS
As of December 31, 2008, we had amortized identifiable intangible assets of the following (in thousands except weighted average lives):

	Gross carrying	Accumulated	Weighted
	amount	amortization	average life
Technology/trade secrets	$17,400	$(3,465)	9
Customer lists/contracts	1,100	(134)	15

Total	$18,500	$(3,599)

The amortization expense related to purchased intangible assets for the year ended December 31, 2008 was $2.0 million. The estimated aggregate amortization expense for the next five years is as follows (in thousands):

For the year ending
December 31,
2009	$1,963
2010	1,963
2011	1,963
2012	1,963
2013	1,963
NOTE 8 — OTHER ASSETS
Other assets consisted of the following at December 31 (in thousands):

	2008	2007

Purchased technology rights (net of accumulated amortization of $548,000 and $108,000 in 2008 and 2007, respectively)	$1,300	$509
Other	627	587

	1,927	1,096
Less: Current portion	(114)	(114)

	$1,813	$982

For the years ended December 31, 2008 and 2007, the Company recognized amortization expense related to the amortization of these acquired technology rights of approximately $440,000 and $89,000, respectively. Future amortization expense will be $347,000 in 2009, $208,000 in 2010, $195,000 in 2011, $96,000 in 2012, $84,000 in 2013 and $371,000 thereafter.

NOTE 9 — ACCRUED WARRANTY COSTS
Sales of certain of the Company’s systems are subject to a warranty. System warranties typically extend for a period of twelve months from the date of installation or no more than 15 months from the date of shipment. The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically.
The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2005	$351
Warranty expenses	(635)
Accrual for warranty costs	595

Accrued warranty costs at December 31, 2006	311
Warranty expenses	(525)
Accrual for warranty costs	473

Accrued warranty costs at December 31, 2007	259
Warranty expenses	(946)
Accrual for warranty costs	1,166

Accrued warranty costs at December 31, 2008	$479

NOTE 10 — INCOME TAXES
 The components of income (loss) before income taxes for the years ended December 31 are as follows (in thousands):

	2008	2007	2006
Domestic	$13,021	$12,164	$1,428
Foreign	(9,116)	(14,585)	99

Total	$3,905	$(2,421)	$1,527

The components of the provision for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2008	2007	2006
Current:
Federal	$308	$177	$—
Foreign	146	84	40
State	394	29	(20)

Total current	$848	$290	$20

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$848	$290	$20

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2008	2007	2006
Deferred tax assets:
Current deferred tax assets
Accrued liabilities and other	$908	$1,061	$775

Gross current deferred tax assets	908	1,061	775
Valuation allowance	(906)	(1,059)	(628)

Net current deferred tax assets	2	2	147
Noncurrent deferred tax assets
Net operating loss and credit carryforwards	49,726	54,168	34,155
Deferred revenue	2,835	2,535	2,342
Depreciation and amortization	6,924	7,902	348
Investment basis	—	—	1,637
Stock compensation	3,191	1,981	615

Gross Noncurrent Deferred Tax Assets	62,676	66,586	39,097
Valuation allowance	(57,732)	(60,944)	(39,069)

Net noncurrent deferred tax assets	$4,944	$5,642	$28

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	—	—	(147)

Total current deferred tax liabilities	—	—	(147)

Net current deferred tax asset (liability)	$2	$2	$—
Noncurrent deferred tax liabilities
Acquired intangibles	$(4,825)	$(5,521)	$—

Total noncurrent deferred tax liabilities	$(4,825)	$(5,521)	$—

Net noncurrent deferred tax asset (liability)	$119	$121	$28

Net deferred tax assets (liabilities)	$121	$123	$28

As of December 31, 2008, the Company had U.S. federal net operating loss carryforwards of approximately $75.4 million and research and development credit carryforwards of approximately $2.9 million that will expire in fiscal years 2013 through 2028. We have net operating losses in various states that total $14.3 million. The state net operating loss carryforwards expire in fiscal years 2009 through 2021. In addition, the Company has Canadian non-capital income tax loss carryforwards of $28.0 million, a scientific research and experimental development pool in Canada of $25.3 million, and investment tax credits, accounting for under the deferred method, in Canada of $5.4 million that will begin to expire in 2009 if not utilized prior to that time. Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and research and development credits before utilization.
The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2008, 2007 and 2006, the Company recorded a valuation allowance of $58.6 million, $62 million, and $39.7 million, respectively. The decrease of $3.4 million in 2008 is due primarily to the earnings generated in the United States. The increase in 2007 of $22.3 million is due primarily to the acquisition of Tm Bioscience as discussed in Note 2. In the years ended December 31, 2008 and 2007, cash paid for taxes, net of cash received for tax refunds, was approximately $405,000 and $226,000, respectively.

Undistributed earnings of our foreign subsidiary of approximately $803,000 are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. It is not practical to determine the deferred tax liability on these undistributed earnings.
The Company’s provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2008	2007	2006
Statutory tax rate	35.0%	34.0%	34.0%
State taxes, net of federal benefit	7.3%	3.6%	(2.7)%
Permanent items	16.0%	(21.2)%	3.3%
Effect of foreign operations	(0.6)%	14.7%	0.5%
Research and incentive tax credit generated	(21.9)%	35.8%	(22.0)%
Canadian tax rate change	0.0%	(64.8)%	0.0%
Deferred assets not benefited	(14.4)%	(11.4)%	(11.7)%

	21.4%	(9.3)%	1.4%

Luminex adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for and disclosure of uncertainty in tax positions and provides guidance on the recognition, measurement, derecognition, classification, and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the adoption of FIN 48, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Although the adoption of this standard has not had a significant impact on the Company’s tax provision thus far, the recognition of tax uncertainties through earnings in the future could be materially impacted by this new accounting policy.
The adoption of FIN 48 resulted in no impact to either the Company’s reserves for uncertain tax positions or to retained earnings. At the adoption date, the Company had no gross unrecognized tax benefits. As of December 31, 2008, the Company had gross unrecognized tax benefits of $251,000. All of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	251
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—
Cumulative translation adjustment	—

Balance at December 31, 2008	$251

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada and various states. Due to net operating losses, the statute of limitations in the US is open back to 1996. With respect to Canada, tax returns dating back to 2003 can still be reviewed by the authorities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At the date of adoption, the Company had accrued no interest expense and penalties related to uncertain tax positions. During the years ended December 31, 2008 and 2007, the Company recognized approximately $23,000 and $1,000 in tax related interest and penalties, respectively.
NOTE 11 — LONG-TERM DEBT
On December 31, 2008, long-term debt consisted of a loan payable to Technology Partnership Canada (“TPC”) valued at $2.9 million and the related short term interest payable of $445,000.
On December 12, 2003, Tm entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (“Cdn”) $7.3 million relating to the development of several genetic tests. Funds were advanced from Technology Partnerships Canada (“TPC”), a special operating program. The actual payments received by the Company were predicated on eligible expenditures made during the project period which ended July 31, 2006. As of December 31, 2008, the Company had received $3.5 million from TPC ($4.3 million in Canadian dollars) which is expected to be repaid along with approximately $1.2 million of imputed interest for a total of approximately $4.7 million ($5.7 million in Canadian dollars). Approximately $208,000 ($255,000 in Canadian dollars) of the interest has been repaid as of December 31, 2008.
Tm agreed to repay the TPC funding through a royalty on revenues. This liability was assumed by the Company as part of the acquisition and the liability was recorded at fair value as of the date of acquisition. This liability is subject to adjustments for foreign currency translation effects as it is a foreign currency denominated balance. Royalty payments commenced in 2007 at a rate of 1% of total revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until April 30, 2015, whichever is earlier. The repayment obligation expires on April 30, 2015 and any unpaid balance will be cancelled and forgiven on that date. Should the term of repayment be shorter than we expect due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated.
Estimated principal repayments on the debt for the next five years and thereafter are as follows (in thousands):

2009	$445
2010	686
2011	931
2012	1,147
2013	1,276
Thereafter	—

$4,485
Less: Amount representing implied interest	(971)

Total principal repayments	$3,514
Discount	$(155)

Total long-term debt	$3,359
Less: Current portion of long-term debt	(445)

$2,914

In 2008 and 2007, the Company had imputed interest expense related to its long-term debt of $221,000 and $201,000, respectively. The effective interest rate was 4.88% and 6.65% as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the fair value of our long-term debt was approximately $3.0 million and $2.9 million, respectively. Our long-term debt is classified as a Level 3 instrument and we have used a discounted cash flow (“DCF”) model to determine the estimated fair value as of December 31, 2008 and 2007. The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the TPC debt. In making these assumptions, we considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

NOTE 12 — NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income (loss)	$3,057	$(2,711)	$1,507

Denominator:
Denominator for basic net income (loss) per share — weighted average common stock outstanding	37,868	34,361	31,434
Effect of dilutive securities:
Stock options and awards	1,832	—	1,554

Denominator for diluted net income (loss) per share — weighted average shares outstanding — diluted	39,700	34,361	32,988

Basic net income (loss) per share	$0.08	$(0.08)	$0.05
Diluted net income (loss) per share	$0.08	$(0.08)	$0.05
Restricted stock awards (RSAs) and stock options to acquire 623,000, 1.1 million, and 658,000 shares for the years ended December 31, 2008, 2007 and 2006, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.
NOTE 13 — STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/ LOSS
Preferred Stock
The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders. At December 31, 2008 and 2007, there was no preferred stock issued and outstanding.
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
Comprehensive Income/Loss
The Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation. Comprehensive income for the year ended December 31, 2008 was approximately $3.0 million and comprehensive loss for the year ended December 31, 2007 was approximately $2.8 million.

NOTE 14 — EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Stock-Based Compensation
At December 31, 2008, the Company has two stock-based employee compensation plans pursuant to which grants may be made, the 2006 Equity Incentive Plan (the “Equity Incentive Plan”) and the 2006 Management Stock Purchase Plan (the “MSPP”) which were approved at our Annual Meeting on May 25, 2006. No further grants shall be made pursuant to the 1996 Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”), the 2001 Broad-Based Stock Option Plan (the “2001 Plan”), or the Tm Bioscience Corporation Share Option Plan (the “Tm Plan”) that the Company assumed in connection with the Tm acquisition. The Tm Plan governs the former Tm options which were exchanged for options to purchase shares of Luminex common stock in connection with the acquisition.
Equity Incentive Plans
Under the Company’s Equity Incentive Plan, 1996 Plan, 2000 Plan, 2001 Plan, and the Tm Plan, certain employees, consultants and non-employee directors have been granted RSAs, restricted share units (RSUs) and options to purchase shares of common stock. The options, RSAs, and RSUs generally vest in installments over a four to five year period, and the options expire either five or ten years after the date of grant. Under the Equity Incentive Plan, certain employees, directors of, and consultants to the Company are eligible to be granted RSAs, RSUs, and options to purchase common stock. The MSPP provides for the granting of rights to defer an elected percentage of their bonus compensation through the purchase of restricted shares of the Company’s common stock, discounted by 20%, to certain officers of the Company. As of December 31, 2008, there were approximately 322,000 shares authorized for future issuance under the Company’s Equity Incentive Plan and 500,000 shares eligible for purchase, pursuant to the terms and conditions thereof, under the MSPP.
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
On March 25, 2007, the Compensation Committee approved an amendment to the restricted stock agreement, dated May 17, 2004 (the “Restricted Stock Agreement”), of our CEO, Patrick J. Balthrop. The Company and Mr. Balthrop initially entered into the Restricted Stock Agreement in connection with the hiring of Mr. Balthrop as the President and Chief Executive Officer of the Company. The Restricted Stock Agreement provided for the grant of 200,000 restricted shares, which would vest in portions based on the attainment of certain performance goals related to Company revenue, earnings and stock price. If the goals provided for in the Restricted Stock Agreement were not achieved by the end of the fifth anniversary of the date of the Restricted Stock Agreement, all non-vested shares would be forfeited. The amendment provides for the automatic vesting of all unvested restricted shares immediately prior to the fifth anniversary of the date of the Restricted Stock Agreement, to the extent any or all of the performance measures have not been previously achieved. Mr. Balthrop’s 200,000 share restricted stock award, as amended, has market, service or performance criteria for vesting of all shares. We have assumed that vesting will occur at the end of the five years based on achievement of the service criteria so all expense is being amortized straight-line over the five-year period from May 17, 2004 through 2009. Pursuant to the amendment to this award, the award was revalued to the market price on the date of amendment of $14.39. This resulted in additional expense to the Company of approximately $356,000 of which approximately $70,000 and $257,000 was recognized in 2008 and 2007, respectively.

In connection with the hiring of our Chief Executive Officer, the Company issued Patrick J. Balthrop a non-qualified stock option grant for the purchase of 500,000 shares of the Company’s common stock dated May 15, 2004 at an exercise price of $9.36 per share (the “Balthrop Option”). The Balthrop Option vests 25% on the first anniversary of the date of grant and ratably on a monthly basis for the three years following the initial vesting date. This award was not pursuant to any of the Company’s existing equity incentive plans. As previously reported, at a meeting of the Compensation Committee of the Board of Directors on February 10, 2005, the committee approved resolutions to increase the exercise price of the Balthrop Option from $9.36 per share to $10.10 per share (the closing market price on the date immediately preceding the original grant date). This modification was made in order to eliminate the potential application of certain adverse tax implications in light of tax law changes created as a result of the American Jobs Creation Act of 2004. In connection therewith, the Compensation Committee approved a cash bonus payable to Mr. Balthrop to be paid consistent with the vesting period of the option grant, subject to Mr. Balthrop’s continued employment, equal to $370,000. According to the vesting schedule and assuming no acceleration event contemplated by the Balthrop Option, one quarter of the cash bonus was paid as of May 15, 2005 (the first vesting date and consistent with the equity vesting) and the balance of such payments was made in equal monthly installments over the 36 months thereafter.
On December 4, 2008 the Board adopted the Luminex Corporation 2008 Long Term Incentive Plan (the “LTIP”). Awards under the LTIP are to be granted by the Committee in the form of RSUs and are to be treated as Performance Awards under the Equity Incentive Plan. Grants of RSUs under the LTIP shall initially be unvested and represent the maximum amount of shares that participants may receive under the LTIP, assuming achievement of the maximum level of performance goals established for the grant, and subject to adjustment for certain transactions and other non-recurring events that may affect Luminex or its financial performance. On December 4, 2008, our Chief Executive Officer was granted an unvested RSU under the LTIP for 102,564 shares of Luminex Common Stock, and our Chief Operating Officer was granted an unvested RSU under the LTIP for 76,923 shares of Luminex Common Stock. Partial or complete vesting of the RSUs shall be dependent upon the continued employment and the achievement of certain performance goals during the performance period extending from the date of grant through December 31, 2010. Our Chief Operating Officer forfeited his entire grant upon his resignation on February 1, 2009. Performance goals under the grants are based on the following components, with the following weights given to each: 50% on the trading price of Luminex Common Stock at the end of the performance period and 50% on Luminex’s operating cash flows per diluted share at the end of the performance period as described below:
•
Partial or complete achievement of the trading price goal is dependent upon the average closing price of Luminex’s Common Stock for the twenty consecutive trading days ending December 31, 2010, inclusive, subject to certain adjustments as described in the LTIP. There is a range of trading price targets as follows: a minimum threshold of $24.79 per share, a target of $28.17 per share, and a maximum goal of $44.73 per share.

•
Partial or complete achievement of the operating cash flow goal is dependent upon the average quarterly “total operating cash flows” per diluted share for the four quarters ended December 31, 2010, as further described in the LTIP. “Total operating cash flows” means Luminex’s GAAP net cash provided by operating activities as shown on its financial statements for the 12 month period ended December 31, 2010, as further described in the LTIP. There is a range of targets as follows: a minimum threshold of $0.101 per share, a target of $0.111 per share, and a maximum goal of $0.157 per share.

In the event that a participant achieves less than the maximum level of the performance goals, the total number of shares represented by such RSU shall be reduced to reflect where actual performance lies in the range of performance goals and weighted aggregate corresponding payout opportunities established for the grant. Calculation of shares between threshold and maximum performance shall be determined based on straight-line interpolation.

Accounting for Stock Compensation
Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and market value on the date of grant for RSAs. The fair values of stock are amortized as compensation expense on a straight-line basis over the vesting period of the grants.
In accordance with SFAS 123(R), the Company evaluates the assumptions used in the Black-Scholes model at each grant date using a consistent methodology for computing expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility. The expected term is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options. The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. The assumptions used are summarized in the following table:

	2008	2007	2006

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.5	0.5	0.6
Risk-free rate of return	3.0%	5.0%	5.0%
Expected life	8 yrs.	7 yrs.	6 yrs.
Weighted average fair value at grant date	$8.62	$4.70	N/A [1]

[1]	No stock options were issued to employees during this period.
As part of the requirements of SFAS 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is based on historical forfeiture performance and will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of evaluation and will also impact the amount of stock compensation expense to be recognized in future periods.

The Company’s stock option activity for the year ended December 31, 2008 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Options	(in thousands)	Price	Life	(in thousands)
Outstanding at December 31, 2007	3,444	$11.96
Granted	77	20.70
Exercised	(644)	10.99
Cancelled or expired	(106)	24.22

Outstanding at December 31, 2008	2,771	$11.96	4.29	$27,972

Vested at December 31, 2008 and expected to vest	2,768	$11.95	4.29	$27,958

Exercisable at December 31, 2008	2,591	$11.56	4.04	$27,229
During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $6.7 million, $3.2 million and $4.3 million, respectively, and the total fair value of stock options that vested was $3.2 million, $2.8 million and $2.5 million, respectively. The Company had $1.4 million of total unrecognized compensation costs related to stock options at December 31, 2008 that are expected to be recognized over a weighted-average period of 1.8 years.
The Company’s stock option activity for the years ended December 31, 2007 and 2006 is as follows:

		Weighted Average
	Shares	Exercise Price

Options outstanding, December 31, 2005	3,758	$9.85
Granted	—	—
Exercised	(423)	$6.22
Surrendered	(172)	$20.39

Options outstanding, December 31, 2006	3,163	$9.76
Granted	823	21
Exercised	(332)	$5.63
Surrendered	(210)	$23.86

Options outstanding, December 31, 2007	3,444	$11.96

The Company’s restricted share activity for the year ended December 31, 2008 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2007	1,333	$13.37
Granted	310	20.97
Vested	(337)	12.97
Cancelled or expired	(109)	14.05

Non-vested at December 31, 2008	1,197	$15.39

Shares
Restricted Stock Units	(in thousands)
Non-vested at December 31, 2007	—
Granted	284
Vested	—
Cancelled or expired	(4)

Non-vested at December 31, 2008	280
As of December 31, 2008, there was $20.1 million of unrecognized compensation cost related to RSAs and RSUs. That cost is expected to be recognized over a weighted average-period of 2.8 years. The total fair value of shares vested during the year ended December 31, 2008, 2007 and 2006 was $4.4 million, $2.8 million, and $1.5 million, respectively.
RSAs and RSUs may be granted at the discretion of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2008, the Company awarded 310,096 shares of restricted stock awards, which had a fair value at the date of grant ranging from $16.12 — $24.69. During the year ended December 31, 2007, the Company awarded 776,359 shares of restricted stock awards, which had a fair value at the date of grant ranging from $12.43 — $14.39. During the year ended December 31, 2006, the Company awarded 426,458 shares of restricted common stock, which had a fair value at the date of grant ranging from $11.91 — $19.13. During the year ended December 31, 2008, the Company awarded 283,828 shares of restricted stock units, which had a fair value at the date of grant ranging from $16.12 — $24.21. No restricted stock units were awarded in 2007 or 2006. Compensation under these restricted stock awards and units was charged to expense over the restriction period and amounted to $6.1 million, $4.4 million, and $2.8 million in 2008, 2007 and 2006, respectively.
There were no significant stock compensation costs capitalized into assets as of December 31, 2008.
The Company received $7.1 million, $1.9 million, and $2.6 million for the exercise of stock options during the years ended December 31, 2008, 2007 and 2006, respectively. Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan, 2000 Plan and 2001 Plan from reserves upon the exercise of stock options and vesting of RSAs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under these plans.

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of income (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenue	$523	$380	$318
Research and development	1,143	810	594
Selling, general and administrative	5,585	5,403	4,599

Stock-based compensation costs reflected in net income (loss)	$7,251	$6,593	$5,511

Reserved Shares of Common Stock
At December 31, 2008 and 2007, the Company had reserved 3,873,472 and 4,801,687 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, RSUs, purchase of common stock pursuant to the MSPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summarizes the reserved shares by plan as of December 31, 2008:

	Options / Warrants	Shares Available	Total Shares
	Outstanding	for Future Issuance	Reserved
1996 Plan	20,400	—	20,400
2000 Plan	1,217,000	—	1,217,000
2001 Plan	489,638	—	489,638
2006 Equity Incentive Plan	467,932	322,340	790,272
2006 Management Stock Purchase Plan	—	500,000	500,000
Tm Plan	68,414	—	68,414
Other *	787,748	—	787,748

	3,051,132	822,340	3,873,472

*	Balthrop Option and Tm Warrants
Employee Savings Plans
Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2008, 2007, and 2006, each employee could contribute a percentage of compensation up to a maximum of $15,500, $15,500, and $15,000 per year, respectively, with the Company matching 50% of each employee’s contributions. The Company’s contributions for 2008, 2007 and 2006 were $536,000, $543,000, and $435,000, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
Lease Arrangements
The Company has operating leases related primarily to its office and manufacturing facilities with original lease periods up to 10 years. Rental and lease expense for these operating leases for the years 2008, 2007 and 2006 totaled approximately $2.6 million, $1.2 million, and $995,000, respectively.
Minimum annual lease commitments as of December 31, 2008 under non-cancelable leases for each of the next five years and in the aggregate were as follows (in thousands):

2009	$1,966
2010	1,733
2011	1,735
2012	1,768
2013	1,782
Thereafter	1,947

Total	$10,931

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
As of December 31, 2008 the Company had approximately $10.1 million in purchase commitments with several of its inventory suppliers. These commitments require delivery of minimum amounts of components throughout 2017.
Employment Contracts
The Company has entered into employment contracts with certain of its key executives. Generally, certain amounts may become payable in the event the Company terminates the executives’ employment without cause or the executive resigns for good reason.
Gain on Settlement of Liability
In 2007, the Company renegotiated a contract acquired as part of the acquisition of Tm Bioscience. As part of the contract renegotiation there was a settlement of a liability of $2.3 million which we have recorded as a gain on settlement of liability in 2007.
Legal Proceedings
On January 16, 2008, Luminex and LMD were served with a complaint, filed by SUNY in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. The complaint seeks an undetermined amount of damages as well as injunctive relief. On February 9, 2008, Luminex and LMD filed an answer to this complaint denying all claims brought by SUNY. The Court issued a new scheduling order on January 16, 2009 to establish deadlines for completion of discovery. A trial date has not been set. The parties are engaging in the discovery process. As the litigation process is inherently uncertain, the Company is unable to estimate the possible loss related to this matter.

Unfunded Credit Facility
On March 1, 2007, the Company entered into a senior revolving credit facility with JPMorgan Chase Bank, N.A., which provided borrowings of up to a maximum aggregate principal amount outstanding of $15.0 million based on availability under a borrowing base consisting of eligible accounts and inventory. The obligations under the senior revolving credit facility were guaranteed by the wholly-owned domestic subsidiaries of the Company and secured by all of the accounts, equipment inventory and general intangibles (excluding intellectual property) of the Company and the guarantors including the pledge of an intercompany note from LMD and payable to the Company. Loans under the senior credit facility accrued interest on the basis of either a base rate or a LIBOR rate. The base rate was calculated daily and was the greater of (i) prime minus 1.00% and (ii) federal funds rate plus .50%. Borrowings at the LIBOR rate were based on one, two or three month periods and interest was calculated by taking the sum of (i) the product of LIBOR for such period and statutory reserves plus (ii) 1.75%. We paid a fee of 0.125% per annum on the unfunded portion of the lender’s aggregate commitment under the facility. Approximately $10.4 million was available for borrowing at December 31, 2008. The Company elected not to renew this credit facility on February 26, 2009.
The senior credit facility contained conditions to making loans, representations, warranties and covenants, including financial covenants customary for a transaction of this type. Financial covenants included (i) a tangible net worth covenant of $35.0 million following the acquisition and (ii) a liquidity requirement of availability not less than the funded debt of the Company and its subsidiaries (including LMD) calculated using the unencumbered cash, cash equivalents and marketable securities of the Company and the guarantors. The senior credit facility also contained customary events of default as well as restrictions on undertaking certain specified corporate actions, including, among others, asset dispositions, acquisitions and other investments, dividends, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens and negative pledges, transactions with affiliates and agreements as to certain subsidiary restrictions and the creation of additional subsidiaries. If an event of default occurred that was not otherwise waived or cured, the lender may have terminated its obligations to make loans under the senior credit facility and may have declared the loans then outstanding under the senior credit facility to be due and payable. We believe we were in compliance with our financial and other covenants under the senior credit facility. As of December 31, 2008, no amounts were outstanding under the senior revolving credit facility.
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
Following is selected information for the years ended December 31, 2008 and 2007 or as of December 31, 2008 and 2007 (in thousands), with recognition that the LMD impact in 2007 is only for the period of March 1, 2007 through December 31, 2007:

	2008			2007
	Technology	Assay		Technology	Assay
	Segment	Segment	Consolidated	Segment	Segment	Consolidated

Revenues from external customers	$83,567	$20,880	$104,447	$62,436	$12,574	$75,010

Depreciation and amortization	3,279	3,722	$7,001	2,241	2,822	$5,063

Segment profit (loss)	9,405	(6,348)	$3,057	12,330	(15,041)	$(2,711)

Segment assets	145,008	72,283	$217,291	58,091	65,468	$123,559
The assay segment net loss for 2007 includes two significant non-cash items: (i) the write off of $7.4 million of IPR&D and (ii) the $2.3 million gain on settlement of liability. The table below provides information regarding long-term assets and product revenues from our sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	Sales to Customers			Long-Term Assets
	2008	2007	2006	2008		2007		2006

Domestic	$89,465	$63,591	$40,823	$13,553		$10,863		$6,042
Foreign:
Europe	9,279	7,835	5,760	428		501		173
Asia	1,204	739	2,870	—		—		—
Canada	2,204	846	2,157	56,885	[1]	58,676	[1]	—
Other	2,295	1,999	1,379	32		—		—

	$104,447	$75,010	$52,989	$70,898		$70,040		$6,215

[1]	$39,617 of the long-term assets in Canada represents goodwill from the acquisition of LMD.
NOTE 18 — SETTLEMENT OF LITIGATION
The Company settled its pending litigation with Rules Based Medicine, Inc. (“RBM”) on October 15, 2007. As part of the settlement, Luminex received a cash payment of $12.5 million in 2007. The cash payment was made by RBM in exchange for resolution of the dispute between the companies regarding Biophysical Corporation as well as the retirement of Luminex’s stock ownership in RBM and the grant of certain additional licensing rights from Luminex. All other terms of the agreement are confidential. The parties formally dismissed the lawsuit on October 24, 2007, as required by the settlement agreement. We recorded $11.5 million of the $12.5 million payment in the fourth quarter of 2007 as a gain on settlement of litigation. The remaining $1.0 million has been deferred related to the license agreement with RBM and will be recognized over the term of the license agreement.

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
In October 2008, the FASB issued FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FAS 157-3). FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company believes the impact of this pronouncement on the Company’s consolidated financial statements to be immaterial.
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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Based on its current operations, the Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on its consolidated financial position or results of operations.
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). FAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect this standard will have a material impact on its financial position or results of operations.
SELECTED QUARTERLY RESULTS (UNAUDITED)
The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenue	$23,012	$24,341	$28,897	$28,197
Gross profit	15,257	16,563	19,554	19,572
Income (loss) from operations	(1,268)	(514)	2,981	2,154
Net income (loss)	(1,166)	(959)	3,173	2,009
Basic income (loss) per share	(0.03)	(0.03)	0.08	0.05
Diluted income (loss) per share	(0.03)	(0.03)	0.08	0.05

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenue	$16,607	$17,548	$19,353	$21,501
Gross profit	10,429	10,337	12,017	13,310
Income (loss) from operations	(372)	(12,244)	(1,858)	(2,943)
Net income (loss)	136	(12,056)	(1,852)	11,061
Basic income (loss) per share	0.00	(0.34)	(0.05)	0.31
Diluted income (loss) per share	0.00	(0.34)	(0.05)	0.30
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of the end of the period covered by this report. Based on the evaluation and criteria of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on their assessment of the effectiveness of the Company’s internal control over financial reporting, which is provided at Item 8, page 51.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal 1 — Election of Class III Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2009 annual meeting of stockholders to be held on or about May 21, 2009 (Proxy Statement). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 6, 2009.
Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Item 4 of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the sections of the Proxy Statement entitled “Executive and Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2008, certain information with respect to shares of the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to	Weighted-Average	Under Equity Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities Reflected
Plan Category	of Outstanding Options	Outstanding Options	in Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	1,705,332	$9.04	822,340

Equity compensation plans not approved by security holders (1)	1,345,800	$13.16	—

Total	3,051,132		822,340

(1)
Includes shares issuable upon the exercise of options granted under the Tm Bioscience Corporation Share Option Plan assumed by Luminex in connection with the acquisition of Tm Bioscience. These options have a weighted average exercise price of $23.99. No further grants will be made pursuant to this plan. Also includes options to purchase 500,000 shares of the Company’s common stock issued to Patrick J. Balthrop, Sr. on May 15, 2004, in connection with his hiring and outside of any stockholder approved equity incentive plan. The terms of this option, together with the amendment to the related option agreement, are more fully described in Note 14 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance.”
ITEM 14. PRINCIPLE ACCOUNTING FEES AND SERVICES
Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

3.1		Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2		Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed September 16, 2008).

4.1
Rights Agreement dated as of June 20, 2001 between Luminex Corporation and Mellon Investor Services, LLC, as Rights Agent which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights (Previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2001 (File No. 000-30109)).

10.1	#	1996 Stock Option Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.2	#
Form of Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.3	#
Form of Incentive Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.4	#
2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-30109)).

10.5	#
Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.6	#	2001 Broad-Based Stock Option Plan of the Company (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 000-30109)).

10.7	#
Form of Option Grant Certificate for the 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 000-30109)).

10.8	#
Form of Amended and Restated Employment Agreement between the Company and Randel S. Marfin (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 000-30109)).

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT

10.9	#
Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 16, 2008).

10.10
Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-30109)).

10.11
First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation as Tenant, dated July 25, 2002. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 000-30109)).

10.12
Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and Luminex Corporation, as Tenant, dated January 27, 2003 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-30109)).

10.13	#
Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.14	#
Employment Agreement effective as of October 1, 2003, by and between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.15	#
Employment Agreement effective as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2004).

10.16	#
Employment Agreement effective as of October 25, 2004, by and between Luminex Corporation and Gregory J. Gosch (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed October 22, 2004).

10.17	#
Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005).

10.18	#
Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.19	#
Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2004).

10.20	#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.21	#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006).

10.22	#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006).

10.23	#	Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006).

10.24	#	Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006).

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT

10.25	#	Luminex Corporation 2006 Management Stock Purchase Plan (Previously filed as Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006).

10.26
Credit Agreement, dated March 1, 2007, by and between the Luminex Corporation and JPMorgan Chase Bank, N.A. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 1, 2007).

10.27
First Amendment to Credit Agreement, effective as of February 28, 2008, by and between Luminex Corporation and JPMorgan Chase Bank, N.A. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 29, 2008).

10.28	#
Employment Agreement effective as of March 1, 2007, by and between Luminex Corporation, Tm Bioscience and Jeremy Bridge-Cook (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.29	#	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.30	#
Amendment to Restricted Stock Agreement, dated as of March 25, 2007, by and between Luminex Corporation and Patrick J. Balthrop, Sr. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.31	#
Amendment to Luminex Corporation 2000 Amended and Restated Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.32	#
Amendment to Luminex Corporation 2001 Broad-Based Stock Option Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.33	#
Amendment to Luminex Corporation 2006 Management Stock Purchase Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.34	#
Amendment to Luminex Corporation 2006 Equity Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.35	#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.36	#
Employment Agreement, dated as of July 16, 2007, by and between Luminex Corporation and Douglas C. Bryant (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed July 18, 2007).

10.37	#
Employment Agreement, effective as of September 30, 2007, by and between Luminex Corporation and James W. Jacobson (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 19, 2007).

10.38	#	2007 Executive Compensation Summary (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.39	#	Luminex Corporation 2008 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 9, 2008).

10.40	#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2008 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 9, 2008).

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

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2009.

LUMINEX CORPORATION
By:	/s/ Patrick J. Balthrop
Patrick J. Balthrop
President and Chief Executive Officer

SIGNATURES	TITLE	DATE

/s/ Patrick J. Balthrop Patrick J. Balthrop	President and Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2009

/s/ Harriss T. Currie Harriss T. Currie	Chief Financial Officer, Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2009

/s/ Robert J. Cresci Robert J. Cresci	Director	February 26, 2009

/s/ Thomas W. Erickson Thomas W. Erickson	Director	February 26, 2009

/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director	February 26, 2009

/s/ Jay B. Johnston Jay B. Johnston	Director	February 26, 2009

/s/ Jim D. Kever Jim D. Kever	Director	February 26, 2009

/s/ G. Walter Loewenbaum II G. Walter Loewenbaum II	Chairman of the Board of Directors Director	February 26, 2009

/s/ Kevin M. McNamara Kevin M. McNamara	Director	February 26, 2009

/s/ J. Stark Thompson J. Stark Thompson	Director	February 26, 2009

/s/ Gerard Vaillant Gerard Vaillant	Director	February 26, 2009

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT

2.1
Merger Agreement, dated December 14, 2006, by and between the Company and Tm Bioscience Corporation (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 15, 2006).

3.1		Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2		Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed September 16, 2008).

4.1
Rights Agreement dated as of June 20, 2001 between Luminex Corporation and Mellon Investor Services, LLC, as Rights Agent which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights (Previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2001 (File No. 000-30109)).

10.1	#	1996 Stock Option Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.2	#
Form of Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.3	#
Form of Incentive Stock Option Agreement for the 1996 Stock Option Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.4	#
2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-30109)).

10.5	#
Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.6	#	2001 Broad-Based Stock Option Plan of the Company (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 000-30109)).

10.7	#
Form of Option Grant Certificate for the 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 000-30109)).

10.8	#
Form of Amended and Restated Employment Agreement between the Company and Randel S. Marfin (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 000-30109)).

10.9	#
Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 16, 2008).

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT

10.10
Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-30109)).

10.11
First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation as Tenant, dated July 25, 2002. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 000-30109)).

10.12
Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and Luminex Corporation, as Tenant, dated January 27, 2003 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-30109)).

10.13	#
Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.14	#
Employment Agreement effective as of October 1, 2003, by and between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.15	#
Employment Agreement effective as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2004).

10.16	#
Employment Agreement effective as of October 25, 2004, by and between Luminex Corporation and Gregory J. Gosch (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed October 22, 2004).

10.17	#
Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005).

10.18	#
Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.19	#
Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2004).

10.20	#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.21	#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006).

10.22	#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006).

10.23	#	Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006).

10.24	#	Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006).

10.25	#	Luminex Corporation 2006 Management Stock Purchase Plan (Previously filed as Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006).

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENT

10.26
Credit Agreement, dated March 1, 2007, by and between the Luminex Corporation and JPMorgan Chase Bank, N.A. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 1, 2007).

10.27
First Amendment to Credit Agreement, effective as of February 28, 2008, by and between Luminex Corporation and JPMorgan Chase Bank, N.A. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 29, 2008).

10.28	#
Employment Agreement effective as of March 1, 2007, by and between Luminex Corporation, Tm Bioscience and Jeremy Bridge-Cook (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.29	#	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.30	#
Amendment to Restricted Stock Agreement, dated as of March 25, 2007, by and between Luminex Corporation and Patrick J. Balthrop, Sr. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.31	#
Amendment to Luminex Corporation 2000 Amended and Restated Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.32	#
Amendment to Luminex Corporation 2001 Broad-Based Stock Option Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.33	#
Amendment to Luminex Corporation 2006 Management Stock Purchase Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.34	#
Amendment to Luminex Corporation 2006 Equity Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.35	#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.36	#
Employment Agreement, dated as of July 16, 2007, by and between Luminex Corporation and Douglas C. Bryant (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed July 18, 2007).

10.37	#
Employment Agreement, effective as of September 30, 2007, by and between Luminex Corporation and James W. Jacobson (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 19, 2007).

10.38	#	2007 Executive Compensation Summary (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.39	#	Luminex Corporation 2008 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 9, 2008).

10.40	#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2008 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 9, 2008).

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