Form 10-Q
period 2009-03-31
LUMINEX CORP
filed 2009-05-08
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 41,413,047 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on May 4, 2009.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,715	$81,619
Short-term investments	37,903	40,784
Accounts receivable, net	13,922	11,024
Inventory, net	11,446	11,589
Other	1,069	1,377

Total current assets	135,055	146,393

Property and equipment, net	12,805	12,567
Intangible assets, net	14,410	14,901
Long-term investments	13,531	2,000
Goodwill	39,617	39,617
Other	1,640	1,813

Total assets	$217,058	$217,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,064	$4,580
Accrued liabilities	4,227	7,181
Deferred revenue	3,032	2,671
Current portion of long term debt	538	445

Total current liabilities	15,861	14,877

Long-term debt	3,322	2,914
Deferred revenue and other	4,714	4,960

Total liabilities	23,897	22,751

Stockholders’ equity:
Common stock	40	40
Additional paid-in capital	280,723	279,255
Accumulated other comprehensive loss	(104)	(47)
Accumulated deficit	(87,498)	(84,708)

Total stockholders’ equity	193,161	194,540

Total liabilities and stockholders’ equity	$217,058	$217,291

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)

Revenue	$25,557	$23,012

Cost of revenue	7,989	7,755

Gross profit	17,568	15,257

Operating expenses:

Research and development	4,626	4,431

Selling, general and administrative	11,358	12,094

Total operating expenses	15,984	16,525

Income (loss) from operations	1,584	(1,268)

Interest expense from long-term debt	(118)	(135)

Settlement of litigation	(4,350)	—

Other income, net	271	320

Loss before income taxes	(2,613)	(1,083)

Income taxes	(177)	(83)

Net loss	$(2,790)	$(1,166)

Net loss per share, basic	$(0.07)	$(0.03)

Shares used in computing net loss per share, basic	40,347	35,422

Net loss per share, diluted	$(0.07)	$(0.03)

Shares used in computing net loss per share, diluted	40,347	35,422
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,790)	$(1,166)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,963	1,656
Stock-based compensation and other	1,771	1,729
Loss on disposal of assets	10	—
Other	(131)	609
Changes in operating assets and liabilities:
Accounts receivable, net	(3,100)	51
Inventory, net	142	(929)
Prepaids and other	559	(294)
Accounts payable	3,481	290
Accrued liabilities	(3,309)	(2,519)
Deferred revenue	116	625

Net cash (used in) provided by operating activities	(1,288)	52

Cash flows from investing activities:
Net (purchases) of available-for-sale investments	(31,481)	(981)
Maturities of held-to-maturity investments	22,699	—
Purchase of property and equipment	(1,531)	(787)
Acquired technology rights	(7)	—

Net cash (used in) investing activities	(10,320)	(1,768)

Cash flows from financing activities:
Proceeds from debt	454	—
Proceeds from issuance of common stock	139	808

Net cash provided by financing activities	593	808

Effect of foreign currency exchange rate on cash	111	35
Change in cash and cash equivalents	(10,904)	(873)
Cash and cash equivalents, beginning of period	81,619	27,233

Cash and cash equivalents, end of period	$70,715	$26,360

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Certain items in prior financial statements have been reclassified to conform to the current presentation.
The Company’s comprehensive income or loss is comprised of net income or loss, unrealized gains and losses on securities classified as available for sale, and foreign currency translation. Comprehensive loss, net of tax, for the three months ended March 31, 2009 and 2008 was approximately $2.8 million and approximately $1.1 million, respectively.
The Company has two segments for financial reporting purposes: the Technology Segment and the Assay Segment. See Note 6 — Segment Information.
NOTE 2 — INVESTMENTS
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet based on contractual maturity date and are stated at amortized cost, which approximates fair value of these investments. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.
The fair value of all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.
The amortized costs of held-to-maturity debt securities at March 31, 2009, by contractual maturity, are shown below (in thousands):

		Amortization
		and Accretion
		of Premiums	Amortized
	Cost	and Discounts	Cost
Due in one year or less	$19,803	$147	$19,950

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Available-for-sale securities consist of the following at March 31, 2009 (in thousands):

		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other
		Comprehensive	Comprehensive	Estimated
	Cost	Loss	Loss	Fair Value

Current:
Money Market funds	$70,715	$—	$—	$70,715
Federal agency debt securities	17,942	15	—	17,957

Total current securities	88,657	15	—	88,672

Noncurrent:
Federal agency debt securities	13,491	36		13,527

Total noncurrent securities	13,491	36	—	13,527

Total available-for-sale securities	$102,148	$51	$—	$102,199

There were no proceeds from the sales of available-for-sale securities during the three months ended March 31, 2009 or 2008. Net unrealized holding gains on available-for-sale securities in the amount of $51,000 for the three months ended March 31, 2009 have been included in accumulated other comprehensive loss.
The estimated fair value of available-for-sale debt securities at March 31, 2009, by contractual maturity, is as follows (in thousands):

Estimated
Fair Value
Due in one year or less	$17,957
Due in 1–2 years	13,527

$31,484

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.
Financial Accounting Standard (“FAS”) 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:
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

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$70,715	—	—	$70,715
Federal agency debt securities	51,434	—	—	51,434

Total	$122,149	—	—	$122,149

Amounts included in:
Cash and cash equivalents	$70,715	—	—	$70,715
Short-term investments	37,903	—	—	37,903
Long-term investments	13,531	—	—	13,531

Total	$122,149	—	—	$122,149

NOTE 3 — INVENTORY, NET
Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Parts and supplies	$5,416	$5,756
Work-in-progress	4,238	4,022
Finished goods	2,530	2,588

	12,184	12,366

Less: Allowance for excess and obsolete inventory	(738)	(777)

	$11,446	$11,589

NOTE 4 — EARNINGS PER SHARE
In accordance with FAS No. 128, “Earnings Per Share,” basic and diluted net income per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net loss	$(2,790)	$(1,166)

Denominator:
Denominator for basic net loss per share — weighted average common stock outstanding	40,347	35,422

Denominator for diluted net loss per share — weighted average common stock outstanding and dilutive common stock equivalents	40,347	35,422

Basic net loss per share	$(0.07)	$(0.03)
Diluted net loss per share	$(0.07)	$(0.03)
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards, or RSAs, restricted stock units, or RSUs, and stock options to acquire 2.0 million and 2.3 million shares for the three months ended March 31, 2009 and 2008, respectively, were excluded from the computations of diluted EPS because the effect of including the RSAs, RSUs, and stock options would have been anti-dilutive.
NOTE 5 — STOCK-BASED COMPENSATION
The Company’s stock option activity for the quarter ended March 31, 2009 was as follows:

		Weighted
		Average
	Shares	Exercise
Stock Options	(in thousands)	Price
Outstanding at December 31, 2008	2,771	$11.96
Granted	—	—
Exercised	(14)	10.28
Cancelled or expired	(47)	16.91

Outstanding at March 31, 2009	2,710	$11.88
The Company had $1.2 million of total unrecognized compensation costs related to stock options at March 31, 2009 that are expected to be recognized over a weighted average period of 1.7 years.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s restricted shares activity for the quarter ended March 31, 2009 was as follows:

		Weighted
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2008	1,197	$15.39
Granted	3	21.42
Vested	(87)	14.44
Cancelled or expired	(99)	15.93

Non-vested at March 31, 2009	1,014	$15.43

Shares
Restricted Stock Units	(in thousands)
Non-vested at December 31, 2008	280
Granted	—
Vested	(1)
Cancelled or expired	(77)

Non-vested at March 31, 2009	202
As of March 31, 2009, there was $13.5 million and $4.8 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 2.5 years for the RSAs and 3.2 years for the RSUs.
The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of revenue	$127	$112
Research and development	302	244
Selling, general and administrative	1,342	1,373

Total stock-based compensation costs	$1,771	$1,729
NOTE 6 — SEGMENT INFORMATION
Management has determined that the Company has two segments for financial reporting purposes: the Technology Segment and the Assay Segment. The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Following is selected information as of or for the three months ended March 31, 2009 and 2008 (in thousands).

		2009			2008
	Technology	Assay		Technology	Assay
	Segment	Segment	Consolidated	Segment	Segment	Consolidated

Revenues from external customers	$21,098	$4,459	$25,557	$18,656	$4,356	$23,012

Depreciation and amortization	972	991	$1,963	777	879	$1,656

Segment profit (loss)	2,478	(5,268)	$(2,790)	1,154	(2,320)	$(1,166)

Segment assets	145,978	71,080	$217,058	58,313	65,696	$124,009

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 7 — INCOME TAXES
At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the three months ended March 31, 2009 was 7.2%. The Company’s tax expense was less than the Federal statutory rate primarily as a result of the utilization of a portion of the Company’s U.S. deferred tax assets which had been subjected to a valuation allowance.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada and various states. Due to net operating losses, the U.S. tax returns dating back to 1996 can still be reviewed by the authorities. With respect to Canada, tax returns dating back to 2003 can still be reviewed by the authorities. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months. For the three months ended March 31, 2009, there were no material changes to the total amount of unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
On January 16, 2008, Luminex Corporation and Luminex Molecular Diagnostics, Inc. (“LMD”) were served with a complaint, filed by The Research Foundation of the State University of New York (“SUNY”) in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. The complaint sought an undetermined amount of damages as well as injunctive relief. On March 27, 2009, Luminex and LMD settled the pending litigation with SUNY. As part of the settlement, SUNY received a one time cash payment of approximately $4.4 million, which is reflected in accounts payable at March 31, 2009 and which represents all amounts owed by Luminex as part of the settlement. The cash payment was made by Luminex in exchange for resolution of the dispute between the companies and a complete release of all claims by SUNY against Luminex and correspondingly a complete release of all claims by Luminex against SUNY. All other terms of the agreement are confidential. The parties have formally dismissed the lawsuit, as required by the applicable settlement agreement.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP delayed, for one year, the effective date of FAS No. 157, “Fair Value Measurements” (FAS 157) for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. The implementation of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations.
In October 2008, the FASB issued FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FAS 157-3). FAS 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company believes the impact of this pronouncement on the Company’s consolidated financial statements to be immaterial.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R) which replaces FAS No. 141, “Business Combinations” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. FAS 141R and FAS 160 are effective for the Company’s fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Upon adoption, these standards did not have a material impact on the Company’s consolidated financial position and results of operations. However, if the Company enters into any business combinations after the adoption of FAS 141R, a transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s 2007 Tm Bioscience acquisition, accounted for under the prior GAAP requirements, due to the changes described above.
In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statements No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s financial position or results of operations.
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). FAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". Based on its current operations, the Company does not expect that the adoption of FAS 162 will have a material impact on its financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part II Item 1A of this Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).
SAFE HARBOR CAUTIONARY STATEMENT
This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, new products, assay sales, budgets, liquidity, cash flows, projected costs, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology;
•	dependence on strategic partners for development, commercialization and distribution of products;
•
the impact of the ongoing uncertainty in global finance markets on us and our strategic partners and their customers, including its effects on their capital spending policies and their ability to finance purchases of our products;

•	concentration of our revenue in a limited number of strategic partners;
•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, bulk purchases of consumables, and the seasonal nature of some of our assay products;
•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;
•	potential shortages, or increases in costs, of components;
•	competition;
•	our ability to successfully launch new products;
•	the timing of regulatory approvals;
•	the implementation, including any modification, of our strategic operating plans;
•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us;
•	risks relating to our foreign operations; and
•
risks and uncertainties associated with implementing our acquisition strategy including our ability to obtain financing, our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to recognize the benefits of our acquisitions.

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the section titled “Risk Factors” below and in the 2008 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report and our other annual and periodic reports.
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
Our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Luminex has adopted a business model built around strategic partnerships. We have licensed our xMAP technology to companies, which then develop products that incorporate the xMAP technology into products that they sell to the end-user. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to its partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end-user laboratory. Luminex was founded on this model, and our success to date has been due to this model. As of March 31, 2009, Luminex had approximately 61 strategic partners and these partners have purchased from Luminex over 6,000 xMAP-based systems. Of the 61 strategic partners, 36 have released commercialized reagent-based products utilizing our technology.

Beginning in 2006, we began developing proprietary assays. This development was supplemented in 2007 by our acquisition of Tm Bioscience, which we named Luminex Molecular Diagnostics, or LMD. Our Assay Segment focuses on the molecular diagnostics market and certain specialty markets.
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

•
Royalty revenue is generated when a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to a user. End users can be facilities such as testing labs, development facilities and research facilities that purchase prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

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

First Quarter 2009 Highlights
•	Consolidated revenue of $25.6 million for the quarter ended March 31, 2009, representing an 11% increase over revenue for the first quarter of 2008
•	Consolidated gross profit margin of 69% compared with first quarter 2008 gross profit margin of 66%
•	System shipments of 203 including 2 shipments of FLEXMAP 3D™, representing the tenth consecutive quarter of system shipments of 200 or more and resulting in cumulative life-to-date shipments of 6,097
•	First quarter consumables revenue of $7.6 million and royalty revenue of $4.5 million
•	Our partners reported over $65 million of royalty bearing end user sales on xMAP technology for the quarter, a 21% increase over the first quarter of 2008
•	Settlement of SUNY lawsuit, resulting in one-time charge of approximately $4.4 million
We have experienced a decrease in sequential total revenue from the fourth quarter of 2008 of approximately 9%, or $2.6 million. This decrease was a result of several factors.
•
The historical decline in system placements from each fourth quarter to the first quarter of the subsequent year that we have consistently experienced, primarily attributable to customer spending behavior. The variability in customer spending patterns is one of the factors contributing to the broad range of expected system placements we have communicated of between 175 and 225 LX100/200 systems per quarter.

•
The decline in bulk consumable purchases in the first quarter of 2009. In the fourth quarter of 2008, we had bulk purchases totaling $6.8 million in consumables. In the first quarter of 2009, bulk purchases constituted $6.1 million of consumables, primarily as a result of one less bulk purchaser in the first quarter. We have previously indicated that variability is expected in the absolute number of bulk purchasers and purchases per quarter and we expect this variability to continue. Non-bulk purchases for the same periods remained essentially unchanged at approximately $1.5 million.

•
The decline in total assay revenue from $5.4 million in the fourth quarter of 2008 to $4.2 million in the first quarter of 2009. The decline in total assay revenue is a result of expected volatility in individual assay sales coupled with a lighter than anticipated flu season, resulting in xTAG RVP sales falling below expectations. Assay volatility will continue to exist as our customers buy product to meet current expected needs and manage their inventory, and as a result of economic and other external conditions that may impact a particular product, such as a mild flu season with respect to our xTAG RVP products. In the aggregate, we do not believe that our anticipated assay sales will experience any long term decline based on the first quarter results and experience, and with the introduction of new products currently in the pipeline, assay sales are expected to grow long term.

Segment Information
Luminex has two reportable segments: the Technology Segment and the Assay Segment. The Technology Segment, which is our base business, consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items. The Assay Segment is primarily involved in the development and sale of assays on xMAP technology for use on Luminex’s installed base of systems.
Future Operations
We expect anticipated 2009 revenue growth to be driven by sustained adoption of our core technology coupled with assay introduction and commercialization by the Assay Segment. We anticipate a continued shift in revenue concentration towards the higher margin items, such as assays, consumables and royalties, which will remain a significant portion of our revenue mix, contributing to favorable, but variable gross margin percentages. Additionally, we believe that a sustained investment in R&D is necessary in order to meet the needs of our marketplace; however, we estimate that R&D expenditures for the year ended December 31, 2009 will decline as a percentage of revenue from 18% in 2008 towards our long term target of 15% of revenue. We could experience volatility in R&D expenses as a percentage of revenue on a quarterly basis.
We expect our primary challenges throughout the remainder of 2009 to be the continued adoption of partner products incorporating Luminex technology, the current economic condition and its potential impact on the purchases and sales of our partners and customers, our ability to improve or maintain our operating margins, commercialization, regulatory acceptance and market adoption of output from the Assay Segment, our ability to manage our costs, and the expansion of our footprint and reputation within our identified target market segments.
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
Management believes there have been no significant changes during the quarter ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008
Selected consolidated financial data for the three months ended March 31, 2009 and 2008 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenue	$25,557	$23,012
Gross profit	$17,568	$15,257
Gross profit margin percentage	69%	66%
Operating expenses	$15,984	$16,525
Income (loss) from operations	$1,584	$(1,268)
Total revenue increased by 11% to $25.6 million for the three months ended March 31, 2009 from $23.0 million for the comparable period in 2008. The increase in revenue was primarily attributable to growth in consumable and royalty revenues in the Technology Segment as a result of the expansion of the installed instrument base and the corresponding increased aggregate consumption which contributed $2.1 million or 81% of the overall increase. System sales for the first quarter of 2009 decreased to 203 Systems from 220 Systems for the corresponding prior year period bringing total system sales since inception to 6,097 as of March 31, 2009.
A breakdown of revenue for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
System sales	$6,127	$6,627
Consumable sales	7,603	6,554
Royalty revenue	4,527	3,518
Assay revenue	4,195	3,846
Service contracts	1,432	1,219
Other revenue	1,673	1,248

	$25,557	$23,012

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 34% of consolidated total revenue in the first quarter of 2009 (21% and 13%, respectively). For comparative purposes, these same two customers accounted for 32% of total revenue (17% and 15%, respectively) in the first quarter of 2008. No other customer accounted for more than 10% of total revenue in this quarter.
Gross profit margin percentage increased to 69% for the three months ended March 31, 2009 from 66% for the comparable period in 2008 due to the continued shift in revenue concentration towards higher margin items: consumables and royalties. The decrease in operating expenses from $16.5 million for the first quarter of 2008 to $16.0 million for the three months ended March 31, 2009 reflects our cost containment efforts. Net operating income increased due to the increase in revenue and gross profit margin percentage. See additional discussions by segment below.

Technology Segment
Selected financial data for our Technology Segment for the three months ended March 31, 2009 and 2008 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenue	$21,098	$18,656
Gross profit	$14,583	$11,989
Gross profit margin percentage	69%	64%
Operating expenses	$11,065	$11,090
Income from operations	$3,518	$899
Revenue. Total revenue for our Technology Segment increased by 13% to $21.1 million for the three months ended March 31, 2009 from $18.7 million for the comparable period in 2008. The increase in revenue was primarily attributable to an increase in consumable and royalty revenue as a result of the expansion of the installed instrument base and the corresponding increased aggregate consumption. Two customers accounted for 41% of total Technology Segment revenue in the first quarter of 2009 (25% and 16%, respectively). For comparative purposes, these same two customers accounted for 40% of total Technology Segment revenue (21% and 19%, respectively) in the first quarter of 2008.
A breakdown of revenue in the Technology Segment for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
System sales	$6,011	$6,163
Consumable sales	7,590	6,545
Royalty revenue	4,527	3,518
Service contracts	1,372	1,219
Other revenue	1,598	1,211

	$21,098	$18,656

System and peripheral component sales decreased by 2% to $6.0 million for the three months ended March 31, 2009 from $6.2 million for the comparable period of 2008. The Technology Segment sold 199 of the 203 total system sales in the three months ended March 31, 2009. For the three months ended March 31, 2009, five of our partners accounted for 132, or 66%, of total Technology Segment system sales for the period. The top five partners purchased 162, or 74%, of total Technology Segment system sales in the three months ended March 31, 2008.
Consumable sales, comprised of microspheres and sheath fluid, increased 16% to $7.6 million for the three months ended March 31, 2009 from $6.5 million for the three months ended March 31, 2008. This is primarily the result of an increase in bulk purchases due to increased commercial activity by our partners. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended March 31, 2009, we had 11 bulk purchases of consumables totaling approximately $6.1 million as compared with 11 bulk purchases totaling approximately $5.2 million in the three months ended March 31, 2008. Partners who reported royalty bearing sales accounted for $6.6 million, or 87%, of total consumable sales for the three months ended March 31, 2009.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 29% to $4.5 million for the three months ended March 31, 2009 compared with $3.5 million for the three months ended March 31, 2008. We believe this is primarily the result of our efforts to accelerate instrument placements, menu expansion, and increased utilization of our partners’ assays on our technology. We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended March 31, 2009, we had 36 commercial partners submitting royalties as compared to 31 for the three months ended March 31, 2008. One of our partners reported royalties totaling approximately $1.5 million or 32% of total royalties for the current quarter compared to $950,000 or 25% for the quarter ended March 31, 2008. Two other customers reported royalties totaling approximately $949,000 or 21% (12% and 9%, respectively) of total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales reported to us by our partners were over $65 million for the quarter ended March 31, 2009 compared with over $53 million for the quarter ended March 31, 2008.
Service contracts revenue, comprised of extended warranty contracts earned ratably over the term of a contract, increased by 13% to $1.4 million for the first quarter of 2009 from $1.2 million for the first quarter of 2008. This increase is attributable to additional resources allocated to the sale of extended service agreements resulting in increased penetration of the expanded installed base. At March 31, 2009, we had 1,016 Luminex systems covered under extended service agreements and $2.5 million in deferred revenue related to those contracts. At March 31, 2008, we had 841 Luminex systems covered under extended service agreements and $2.3 million in deferred revenue related to those contracts.
Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, increased by 32% to $1.6 million for the three months ended March 31, 2009 from $1.2 million for the three months ended March 31, 2008. This increase is primarily the result of an increase in grant revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Technology Segment increased to 69% for the three months ended March 31, 2009 from 64% for the three months ended March 31, 2008. Gross profit for the Technology Segment increased to $14.6 million for the three months ended March 31, 2009, as compared to $12.0 million for the three months ended March 31, 2008. The increase in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin. Consumables and royalties, two of our higher margin items, comprised $12.1 million, or 57%, of Technology Segment revenue for the current quarter and $10.1 million, or 54%, of Technology Segment revenue for the quarter ended March 31, 2008.
Research and development expense. Research and development expenses for the Technology Segment decreased to $2.5 million for the three months ended March 31, 2009 from $2.7 million for the comparable period in 2008. The slight decrease was primarily related to the timing of expenses related to our various R&D projects, while headcount remained flat compared to the three months ended March 31, 2008.
Selling, general and administrative expense. Selling, general and administrative expense for the Technology Segment increased to $8.5 million for the three months ended March 31, 2009 from $8.4 million for the comparable period in 2008.
Other income, net. Other income increased to $877,000 for the three months ended March 31, 2009 from $320,000 for the comparable period in 2008. The increase is due to the interest income on the net proceeds from our secondary offering offset by the decrease in the average rate earned on current invested balances which decreased to 1.0% at March 31, 2009 from 3.7% at March 31, 2008. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period.

Assay Segment
Selected financial data for our Assay Segment for the three months ended March 31, 2009 and 2008 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenue	$4,459	$4,356
Gross profit	$2,985	$3,268
Gross profit margin percentage	67%	75%
Operating expenses	$4,919	$5,435
Loss from operations	$(1,934)	$(2,167)
A breakdown of revenue in the Assay Segment for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
System sales	$116	$464
Consumable sales	13	9
Service contracts	—	1
Assay revenue	4,195	3,845
Other revenue	135	37

	$4,459	$4,356

Revenue. Total revenue for our Assay Segment increased by 2% to $4.5 million for the three months ended March 31, 2009 from $4.4 million for the comparable period in 2008. The increase in revenue was primarily attributable to an increase in assay revenue and other revenue offset by a decrease in system sales. The majority of our Assay Segment revenues are generated from the sale of test kits. Historically, over 70% of our total assay revenue was derived from our Cystic Fibrosis (CF) product line. As a result of the launch of our Respiratory Viral Panel (RVP) product in January 2008, our top two products in the current quarter were CF and RVP, which represented over 82% of total assay revenue. The top five customers, by revenue, accounted for 71% of total Assay Segment revenue for the three months ended March 31, 2009. In particular, four customers accounted for 64% of total Assay Segment revenue (23%, 19%, 11% and 11%, respectively) for the three months ended March 31, 2009. No other customer accounted for more than 10% of total Assay Segment revenue. During the three months ended March 31, 2009, our Assay Segment sold four Systems. Other revenue includes shipping revenue and training revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Assay Segment decreased to 67% for the three months ended March 31, 2009 from 75% for the three months ended March 31, 2008. Gross profit for the Assay Segment decreased to $3.0 million for the three months ended March 31, 2009, as compared to $3.3 million for the three months ended March 31, 2008. The decrease in gross profit margin percentage was primarily attributable to an increase in indirect Assay Segment sales through distributors from 19% of total Assay Segment revenue for the three months ended March 31, 2008 to 35% for the three months ended March 31, 2009 and the impact of the depreciation of the Canadian dollar against the U.S. dollar on the sales made in Canadian dollars. The lower margins experienced with distributors are offset by the broader commercial access to global and decentralized markets.
Research and development expense. Research and development expenses for our Assay Segment were $2.1 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively. The increase in research and development expenses was primarily due to increased activity related to assay development.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the Assay Segment were $2.8 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively. The overall decrease in selling, general, and administrative expenses is primarily due to a decrease in legal expenses and external marketing expenses.
LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2009	2008
	(in thousands)	(in thousands)
Cash and cash equivalents	$70,715	$81,619
Short-term investments	37,903	40,784
Long-term investments	13,531	2,000

	$122,149	$124,403

At March 31, 2009, we held cash and cash equivalents, short-term investments, and long-term investments of $122.1 million and had working capital of $119.2 million. At December 31, 2008, we held cash and cash equivalents, short-term investments, and long-term investments of $124.4 million and had working capital of $131.5 million. The decrease in cash, cash equivalents and short-term investments is primarily attributable to an increase in our accounts receivable in the quarter ended March 31, 2009.
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
Cash used in operating activities was $1.3 million for the three months ended March 31, 2009, compared with cash provided by operating activities of $52,000 for the three months ended March 31, 2008. Significant items affecting operating cash flows for the three months ended March 31, 2009 were our net loss of $2.8 million, depreciation and amortization of $2.0 million and stock-based compensation of $1.8 million, offset by a decrease in accrued liabilities of $3.3 million as a result of payments of bonuses and commissions related to 2008 activity and decreased legal fees.
Cash used in investing activities was $10.3 million for the three months ended March 31, 2009, compared with cash used in investing activities of $1.8 million for the three months ended March 31, 2008. In the first quarter of 2009, our purchases of securities increased as we invested cash and cash equivalents in long-term investments with one to two year terms to take advantage of higher interest rates
Our operating expenses during the three months ended March 31, 2009 were $16.0 million, of which $4.6 million was research and development expense and $11.4 million was selling, general and administrative expense, including the amortization of acquired intangibles. We expect research and development expense as a percent of revenue to be between 15% and 18% of total revenue for the remainder of 2009. While research and development expense as a percentage of revenue is expected to decrease, we expect the absolute dollars of research and development expense to scale with our revenue growth as a result of our continuing investment in the research and development pipeline to support our strategy and expanded focus on product and platform development. We do not currently expect selling, general, and administrative expenses in 2009, excluding the impact of foreign exchange on foreign denominated balances, to increase at the same rate as in prior years.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2009. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect this estimate are discussed in the “Safe Harbor Cautionary Statement” of this report and the Risk Factors in our 2008 10-K.
On March 1, 2007, we entered into a senior revolving credit facility with JPMorgan Chase Bank, N.A. which provided borrowings of up to a maximum aggregate principal amount outstanding of $15.0 million based on availability under a borrowing base consisting of eligible accounts and inventory. We never drew on this facility during the periods in which this facility was outstanding. This credit facility matured on February 26, 2009, and we elected not to renew this credit facility given our significant cash, cash equivalents, and investment balance and in light of our projected capital needs for the foreseeable future.
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

Contractual Obligations
As of March 31, 2009, we had approximately $6.2 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described below. The following table reflects our total current non-cancelable obligations by period as of March 31, 2009 (in thousands):

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)

Non-cancelable rental obligations	$10,352	$1,885	$3,367	$3,506	$1,594
Non-cancelable purchase obligations (1)	$8,928	3,859	1,549	1,288	2,232
Long-term debt obligations (2)	$4,995	435	1,506	2,459	595
Capital lease obligations	$40	29	11	—	—

Total (3)	$24,315	$6,208	$6,433	$7,253	$4,421

(1)
Purchase obligations include contractual arrangements in the form of purchase orders primarily as a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met.

(2)
On December 12, 2003, LMD entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (Cdn) $7.3 million relating to the development of several genetic tests. This agreement was amended in March 2009. Funds were advanced from Technology Partnerships Canada (TPC), a special operating program. The actual payments we received were predicated on eligible expenditures made during the amended project period which ended July 31, 2008. LMD has received Cdn $4.9 million from TPC which is expected to be repaid along with approximately Cdn $1.6 million of imputed interest for a total of approximately Cdn $6.5 million.

LMD has agreed to repay the TPC funding through a royalty on revenues. Royalty payments commenced in 2007 at a rate of 1% of total revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier. The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date. Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” Furthermore, payment reflected in U.S. Dollars is subject to adjustment based upon applicable exchange rates as of the reporting date.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at March 31, 2009, Luminex is unable to make reasonable reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore, $251,000 of unrecognized tax benefits have been excluded from the contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our investment portfolio includes cash and cash equivalents, short-term investments and long-term investments. Our interest income is sensitive to changes in the general level of domestic interest rates. A 50 basis point fluctuation from average investment returns at March 31, 2009 would yield an approximate 2% variance in overall investment return. Due to the types of investments that we hold, we have concluded that there is no material market risk exposure.
Foreign Currency Risk. As of March 31, 2009, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary, LMD, are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands subsidiary are denominated in Euros. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. and Canadian Dollar exchange rates. A 10% change in the Canadian dollar in relation to the U.S. dollar could result in an immaterial foreign exchange impact. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.
In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction gain of $27,000 was included in determining our consolidated results of operations for the three months ended March 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on the evaluation and criteria of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 16, 2008, Luminex and LMD were served with a complaint, filed by SUNY in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. The complaint sought an undetermined amount of damages as well as injunctive relief. On March 27, 2009, Luminex and LMD settled the pending litigation with SUNY. As part of the settlement, SUNY received a one time cash payment of approximately $4.4 million, which is reflected in accounts payable at March 31, 2009 and which represents all amounts owed by Luminex as part of the settlement. The cash payment was made by Luminex in exchange for resolution of the dispute between the companies and a complete release of all claims by SUNY against Luminex and correspondingly a complete release of all claims by Luminex against SUNY. All other terms of the agreement are confidential. The parties have formally dismissed the lawsuit, as required by the settlement agreement.
ITEM 1A. RISK FACTORS
Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The stock repurchase activity for the first quarter of 2009 was as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Appromixate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans or Programs	Programs
01/01/09 – 01/31/09	688	21.07	—	—
02/01/09 – 02/28/09	—	—	—	—
03/01/09 – 03/31/09	25,246	16.97	—	—

Total First Quarter	25,934	17.07	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.
ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit
Number	Description of Documents

10.1	Luminex Corporation 2009 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 17, 2009).

10.2	Form of Restricted Share Unit Award Agreement for the 2009 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 17, 2009).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2009	LUMINEX CORPORATION
	By:	/s/ Harriss T. Currie
Harriss T. Currie
Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ Patrick J. Balthrop, Sr.
Patrick J. Balthrop, Sr.
President and Chief Executive Officer (Principal Executive Officer)

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Documents

10.1	Luminex Corporation 2009 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 17, 2009).

10.2	Form of Restricted Share Unit Award Agreement for the 2009 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 17, 2009).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S-2