Form 10-Q
period 2009-06-30
LUMINEX CORP
filed 2009-08-07
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 41,486,025 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on August 3, 2009.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,151	$81,619
Short-term investments	30,476	40,501
Accounts receivable, net	18,064	11,024
Inventory, net	12,411	11,589
Other	2,194	1,660

Total current assets	129,296	146,393

Property and equipment, net	15,068	12,567
Intangible assets, net	13,927	14,901
Long-term investments	15,748	2,000
Goodwill	39,617	39,617
Other	1,417	1,813

Total assets	$215,073	$217,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,607	$4,580
Accrued liabilities	4,863	7,181
Deferred revenue	3,013	2,671
Current portion of long term debt	321	445

Total current liabilities	11,804	14,877

Long-term debt	3,504	2,914
Deferred revenue and other	4,962	4,960

Total liabilities	20,270	22,751

Stockholders’ equity:
Common stock	41	40
Additional paid-in capital	281,084	279,255
Accumulated other comprehensive gain (loss)	64	(47)
Accumulated deficit	(86,386)	(84,708)

Total stockholders’ equity	194,803	194,540

Total liabilities and stockholders’ equity	$215,073	$217,291

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Revenue	$27,801	$24,341	$53,358	$47,353

Cost of revenue	8,501	7,778	16,490	15,533

Gross profit	19,300	16,563	36,868	31,820

Operating expenses:

Research and development	4,977	5,025	9,603	9,456

Selling, general and administrative	13,294	12,052	24,652	24,146

Total operating expenses	18,271	17,077	34,255	33,602

Income (loss) from operations	1,029	(514)	2,613	(1,782)

Interest expense from long-term debt	(124)	(134)	(242)	(269)

Settlement of litigation	—	—	(4,350)	—

Other income (loss), net	178	(181)	449	139

Income (loss) before income taxes	1,083	(829)	(1,530)	(1,912)

Income taxes	29	(130)	(148)	(213)

Net income (loss)	$1,112	$(959)	$(1,678)	$(2,125)

Net income (loss) per share, basic	$0.03	$(0.03)	$(0.04)	$(0.06)

Shares used in computing net income (loss) per share, basic	40,533	35,689	40,441	35,559

Net income (loss) per share, diluted	$0.03	$(0.03)	$(0.04)	$(0.06)

Shares used in computing net income (loss) per share, diluted	41,353	35,689	40,441	35,559
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,112	$(959)	$(1,678)	$(2,125)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,916	1,648	3,879	3,305
Stock-based compensation and other	1,815	1,692	3,586	3,421
Loss on disposal of assets	15	7	25	7
Other	712	258	581	864
Changes in operating assets and liabilities:
Accounts receivable, net	(3,990)	1,734	(7,090)	1,785
Inventory, net	(964)	(1,076)	(822)	(2,005)
Prepaids and other	(990)	(638)	(431)	(931)
Accounts payable	(4,542)	348	(1,061)	638
Accrued liabilities	(1,009)	1,191	(4,318)	(1,328)
Deferred revenue	225	(32)	341	592

Net cash (used in) provided by operating activities	(5,700)	4,173	(6,988)	4,223

Cash flows from investing activities:
Net purchases of available-for-sale investments	(13,165)	—	(44,646)	—
Maturities of available-for-sale investments	4,994	—	4,994	—
Net purchases of held-to-maturity investments	—	(1,951)	—	(2,933)
Maturities of held-to-maturity investments	13,441	—	36,140	—
Purchase of property and equipment	(3,585)	(1,107)	(5,116)	(1,894)
Acquisition activity	—	(412)	—	(412)
Acquired technology rights	(14)	(982)	(21)	(982)

Net cash provided by (used in) investing activities	1,671	(4,452)	(8,649)	(6,221)

Cash flows from financing activities:
Payment on debt	(440)	(134)	(440)	(134)
Proceeds from secondary offering, net of offering costs	—	74,779	—	74,779
Proceeds from debt	—	—	454	—
Proceeds from issuance of common stock	146	1,962	285	2,770

Net cash (used in) provided by financing activities	(294)	76,607	299	77,415

Effect of foreign currency exchange rate on cash	(241)	(9)	(130)	29
Change in cash and cash equivalents	(4,564)	76,319	(15,468)	75,446
Cash and cash equivalents, beginning of period	70,715	26,360	81,619	27,233

Cash and cash equivalents, end of period	$66,151	$102,679	$66,151	$102,679

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Certain items in prior financial statements have been reclassified to conform to the current presentation.
The Company’s comprehensive income or loss is comprised of net income or loss, unrealized gains and losses on securities classified as available for sale, and foreign currency translation. Comprehensive income (loss), net of tax, for the three and six months ended June 30, 2009 was approximately $1.3 million and $(1.6) million, respectively, and comprehensive loss, net of tax, for the three and six months ended June 30, 2008 was approximately $(1.0) million and $(2.1) million respectively.
The Company has two segments for financial reporting purposes: the Technology Segment and the Assay Segment. See Note 6 — Segment Information.
We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on August 7, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.
NOTE 2 — INVESTMENTS
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are stated at amortized cost, which approximates fair value of these investments. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. Marketable securities are recorded as either short term or long term on the Balance Sheet based on contractual maturity date.
The fair value of all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.
Held-to-maturity securities as of June 30, 2009 and December 31, 2008 consisted of government sponsored debt obligations of $6.5 million and $42.8 million, respectively.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Held-to-maturity securities consisted of the following as of June 30, 2009 (in thousands):

		Accrued
	Cost	Interest	Amortized Cost

Due in one year or less	$6,361	$107	$6,468
Held-to-maturity securities consisted of the following as of December 31, 2008 (in thousands):

		Accrued
	Cost	Interest	Amortized Cost

Due in one year or less	$40,501	$283	$40,784
Due after one year through two years	2,000	20	$2,020

Total held-to-maturity securities	$42,501	$303	$42,804

Available-for-sale securities consisted of the following as of June 30, 2009 (in thousands):

		Gains in	Losses in
		Accumulated Other	Accumulated Other
	Amortized	Comprehensive	Comprehensive	Estimated
	Cost	Gain (Loss)	Gain (Loss)	Fair Value

Current:
Money Market funds	$61,152	$—	$—	$61,152
Government sponsored debt securities	28,968	39	—	29,007

Total current securities	90,120	39	—	90,159

Noncurrent:
Non-government sponsored debt securities	2,048	5	—	2,053
Government sponsored debt securities	13,628	67	—	13,695

Total noncurrent securities	15,676	72	—	15,748

Total available-for-sale securities	$105,796	$111	$—	$105,907

There were no proceeds from the sales of available-for-sale securities during the three months ended June 30, 2009 or 2008. Net unrealized holding gains and losses on available-for-sale securities have been included in accumulated other comprehensive gain (loss).

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The estimated fair value of available-for-sale debt securities at June 30, 2009, by contractual maturity, was as follows (in thousands):

Estimated
Fair Value
Due in one year or less	$29,007
Due in 1–2 years	15,748

$44,755

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
In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$61,152	—	—	$61,152
Non-government sponsored debt obligations	2,053	—	—	2,053
Government sponsored debt obligations	49,170	—	—	49,170

Total	$112,375	—	—	$112,375

Amounts included in:
Cash and cash equivalents	$66,151	—	—	$66,151
Short-term investments	30,476	—	—	30,476
Long-term investments	15,748	—	—	15,748

Total	$112,375	—	—	$112,375

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 — INVENTORY, NET
Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Parts and supplies	$5,539	$5,213
Work-in-progress	4,380	3,939
Finished goods	2,492	2,437

	$12,411	$11,589

NOTE 4 — EARNINGS PER SHARE
In accordance with FAS No. 128, “Earnings Per Share,” basic and diluted net income per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.
A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$1,112	$(959)	$(1,678)	$(2,125)

Denominator:
Denominator for basic net income (loss) per share — weighted average common stock outstanding	40,533	35,689	40,441	35,559

Denominator for diluted net income (loss) per share — weighted average common stock outstanding and dilutive common stock equivalents	41,353	35,689	40,441	35,559

Basic net income (loss) per share	$0.03	$(0.03)	$(0.04)	$(0.06)
Diluted net income (loss) per share	$0.03	$(0.03)	$(0.04)	$(0.06)
Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards, or RSAs, restricted stock units, or RSUs, and stock options to acquire 2.8 million shares for the three months ended June 30, 2008, and 1.4 million and 2.6 million shares, respectively, for the six months ended June 30, 2009 and 2008 were excluded from the computations of diluted EPS because the effect of including the RSAs, RSUs, and stock options would have been anti-dilutive.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 — STOCK-BASED COMPENSATION
The Company’s stock option activity for the six months ended June 30, 2009 was as follows:

		Weighted
		Average
	Shares	Exercise
Stock Options	(in thousands)	Price
Outstanding at December 31, 2008	2,771	$11.96
Granted	124	15.67
Exercised	(27)	10.66
Cancelled or expired	(67)	17.85

Outstanding at June 30, 2009	2,801	$11.99
The Company had $2.0 million of total unrecognized compensation costs related to stock options at June 30, 2009 that are expected to be recognized over a weighted average period of 2.2 years.
The Company’s restricted shares activity for the six months ended June 30, 2009 was as follows:

		Weighted
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2008	1,197	$15.39
Granted	388	15.70
Vested	(388)	14.94
Cancelled or expired	(100)	15.92

Non-vested at June 30, 2009	1,097	$16.60

Shares
Restricted Stock Units	(in thousands)
Non-vested at December 31, 2008	280
Granted	344
Vested	(11)
Cancelled or expired	(77)

Non-vested at June 30, 2009	536
As of June 30, 2009, there was $18.1 million and $7.1 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.5 years for the RSAs and 2.9 years for the RSUs.
The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of revenue	$162	$122	$289	$234
Research and development	240	255	542	499
Selling, general and administrative	1,413	1,315	2,755	2,688

Total stock-based compensation costs	$1,815	$1,692	$3,586	$3,421

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 6 — SEGMENT INFORMATION
Management has determined that the Company has two segments for financial reporting purposes: the Technology Segment and the Assay Segment. The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Following is selected segment information for and as of the periods indicated (in thousands).

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Technology	Assay		Technology	Assay
	Segment	Segment	Consolidated	Segment	Segment	Consolidated

Revenues from external customers	$19,466	$8,335	$27,801	$20,258	$4,083	$24,341

Depreciation and amortization	1,057	859	$1,916	799	849	$1,648

Segment profit (loss)	1,448	(336)	$1,112	2,156	(3,115)	$(959)

Segment assets	141,126	73,947	$215,073	137,275	65,369	$202,644
Following is selected segment information for and as of the periods indicated (in thousands).

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Technology	Assay		Technology	Assay
	Segment	Segment	Consolidated	Segment	Segment	Consolidated

Revenues from external customers	$40,564	$12,794	$53,358	$38,914	$8,439	$47,353

Depreciation and amortization	2,028	1,851	$3,879	1,577	1,728	$3,305

Segment profit (loss)	3,357	(5,035)	$(1,678)	3,310	(5,435)	$(2,125)

Segment assets	141,126	73,947	$215,073	137,275	65,369	$202,644
NOTE 7 — INCOME TAXES
At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the six months ended June 30, 2009 was 7.6%. The Company’s tax expense was less than the Federal statutory rate primarily as a result of the utilization of a portion of the Company’s U.S. deferred tax assets which had been subjected to a valuation allowance.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada and various states. Due to net operating losses, the U.S. tax returns dating back to 1996 can still be reviewed by the authorities. With respect to Canada, tax returns dating back to 2003 can still be reviewed by the authorities. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months. For the six months ended June 30, 2009, there were no material changes to the total amount of unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8 — COMMITMENTS AND CONTINGENCIES
On January 16, 2008, Luminex Corporation and Luminex Molecular Diagnostics, Inc. (“LMD”) were served with a complaint, filed by The Research Foundation of the State University of New York (“SUNY”) in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. The complaint sought an undetermined amount of damages as well as injunctive relief. On March 27, 2009, Luminex and LMD settled the pending litigation with SUNY. As part of the settlement, SUNY received a one time cash payment of approximately $4.4 million, which represents all amounts owed by Luminex as part of the settlement. The cash payment was made by Luminex in exchange for resolution of the dispute between the companies and a complete release of all claims by SUNY against Luminex and correspondingly a complete release of all claims by Luminex against SUNY. All other terms of the agreement are confidential. The parties have formally dismissed the lawsuit, as required by the applicable settlement agreement.
On June 19, 2009, Luminex terminated a long-term supply contract related to its FlexmiR® product line. A payment of $1 million was made in June 2009 related to this termination. This payment included a purchase of $220,000 of inventory.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
On June 3, 2009, the FASB approved the “FASB Accounting Standards Codification”, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be non-authoritative. The Company does not expect the adoption of the Codification to have an impact on its financial position or results of operations.
In June 2009, the FASB issued the following new accounting standards:
•	FAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, or FAS 166;
•	FAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, or FAS 167; and
•	FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or FAS 168.
FAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, FAS 166 amends Statement of Financial Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or FAS 140, by removing the concept of a qualifying special-purpose entity from FAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in FAS 140. FAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company has not determined the effect that the adoption of FAS 166 will have on its financial position or results of operations but the effect will generally be limited to future transactions. Historically, the Company has not had any material transfers of financial assets.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FAS 167 amends FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51”, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. FAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.
FAS 168 replaces FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. FAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.
In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (FAS No. 165), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FAS No. 165 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. These FSPs are effective for reporting periods ending after June 15, 2009 and were adopted by the Company on April 1, 2009. The adoption of the FSPs did not have a material impact on the Company’s financial statements.
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in FASB SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years on a retrospective basis. The Company adopted FSP EITF 03-6-1 at the beginning of fiscal 2009. The adoption did not have a material impact on the Company’s financial statements.

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
•
the impact of the ongoing uncertainty in global finance markets and changes in government funding, including its effects on end users’ capital spending policies and their ability to finance purchases of our products;

•	concentration of our revenue in a limited number of strategic partners;
•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, bulk purchases of consumables, fluctuations in product mix, and the seasonal nature of some of our assay products;
•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;
•	potential shortages, or increases in costs, of components;
•	competition;
•	our ability to successfully launch new products;
•	the timing of regulatory approvals;
•	the implementation, including any modification, of our strategic operating plans;
•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us;
•	risks relating to our foreign operations; and
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
OVERVIEW
We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries. These industries depend on a broad range of tests, called bioassays, to perform diagnostic tests, discover and develop new drugs and identify genes. Our xMAP® (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research.
Our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Luminex has adopted a business model built around strategic partnerships. We have licensed our xMAP technology to companies, which then develop products that incorporate the xMAP technology into products that they sell to the end-user. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to its partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end-user laboratory. Luminex was founded on this model, and our success to date has been due to this model. As of June 30, 2009, Luminex had approximately 62 strategic partners and these partners have purchased from Luminex over 6,200 xMAP-based systems. Of the 62 strategic partners, 38 have released commercialized reagent-based products utilizing our technology.
Beginning in 2006, we began developing proprietary assays. This development was supplemented in 2007 by our acquisition of Tm Bioscience, which we named Luminex Molecular Diagnostics, or LMD. Our Assay Segment focuses on the molecular diagnostics market and certain specialty markets.

Luminex has several forms of revenue that result from our business model:
•
System revenue is generated from the sale of our xMAP systems and peripherals. Currently, system revenue is derived from the sale of the Luminex 100™ and 200™ analyzers, our FLEXMAP 3D™ system, optional XY Platform and Sheath Delivery Systems.

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

•
Service revenue is generated when a partner or other owner of a system purchases a service contract from us after the standard warranty has expired. Service contract revenue is amortized over the life of the contract and the costs associated with those contracts are recognized as incurred.

•
Other revenue consists of items such as training, shipping, parts sales, license revenue, grant revenue, contract research and development fees, milestone revenue and other items that individually amount to less than 5% of total revenue.

Second Quarter 2009 Highlights
•	Consolidated revenue of $27.8 million for the quarter ended June 30, 2009, representing a 14% increase over revenue for the second quarter of 2008
•	Consolidated gross profit margin of 69% compared with second quarter 2008 gross profit margin of 68%
•	System shipments of 158 including 16 shipments of FLEXMAP 3D, resulting in cumulative life-to-date shipments of 6,255
•	Full commercial launch of the high-throughput FLEXMAP 3D multiplexing system
•	Establishment of an office in Shanghai, People’s Republic of China to provide commercial support and service to customers and partners in the area
•
Launch of two new cystic fibrosis (CF) tests in Europe, the xTAG® Cystic Fibrosis 39 Kit v2 and xTAG Cystic Fibrosis 71 Kit v2, as CE IVD Marked products under the European Directive on In Vitro Diagnostic Medical Devices

•	Our partners reported over $67 million of royalty bearing end user sales on xMAP technology for the quarter, a 21% increase over the second quarter of 2008

We have experienced a decrease in system and consumable revenue from the fourth quarter of 2008 and first quarter of 2009. We believe this decrease was a result of several factors:
•
The tightening of the capital markets due to the overall economic environment and the related extension of the sales cycle on our system sales. We remain confident in our long term guidance of 175 to 225 systems per quarter, recognizing that volatility in the number of systems sold per quarter can be expected in the short term.

•	The uncertainties surrounding government funding and its effect on the timing of planned purchases by end users.
•
The decline in bulk consumable purchases in the second quarter of 2009. In the fourth quarter of 2008, first quarter of 2009, and second quarter of 2009, we had bulk purchases totaling $6.8 million, $6.1 million, and $5.5 million in consumables, respectively. In the first quarter of 2009, the decrease was primarily a result of one less bulk purchaser. The decrease in the second quarter of 2009 was primarily a result of a significant volume reduction in the bulk purchases from one of our partners due to the varying consumable needs during the regulatory clearance and commercialization phases of development of that partner’s new products. We have previously indicated that variability is expected in the absolute number of bulk purchasers and purchases per quarter and we expect this variability to continue. Non-bulk purchases for the past four quarters have remained essentially unchanged at approximately $1.0 million to $1.5 million.

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
Future Operations
We expect 2009 revenue to be driven by sustained adoption of our core technology coupled with assay introduction and commercialization by the Assay Segment. We anticipate continued concentration of our revenue in the higher margin items (assays, consumables and royalties) contributing to favorable, but variable gross margin percentages. Additionally, we believe that a sustained investment in R&D is necessary in order to meet the needs of our marketplace; therefore, we estimate that R&D expenditures for the year ended December 31, 2009 will increase above their current level. We expect in the longer term that although our investment in R&D will increase, total R&D expenditures as a percentage of revenue will decrease towards our long term target of 15% of revenue. We could experience volatility in R&D expenses as a percentage of revenue on a quarterly basis.
We expect our primary challenges throughout the remainder of 2009 to be:
•	the constraints on capital spending experienced by our partners and customers due to the current economic conditions and the impact on our system sales;

•	the timing effect of government funding on planned purchases by end users;

•	continued adoption and development of partner products incorporating Luminex technology;

•	our ability to manage operating costs appropriately in order to improve operating margins;

•	commercialization, regulatory acceptance and market adoption of output from the Assay Segment; and

•	the expansion and enhancement of our footprint and reputation within our identified target market segments.

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
Management believes there have been no significant changes during the quarter ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 10-K.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008
Selected consolidated financial data for the three months ended June 30, 2009 and 2008 is as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008
Revenue	$27,801	$24,341
Gross profit	$19,300	$16,563
Gross profit margin percentage	69%	68%
Operating expenses	$18,271	$17,077
Income (loss) from operations	$1,029	$(514)
Total revenue increased by 14% to $27.8 million for the three months ended June 30, 2009 from $24.3 million for the comparable period in 2008. The increase in revenue was primarily attributable to growth in assay and royalty revenue as a result of the success of our Cystic Fibrosis (CF) and Respiratory Viral Panel (RVP) product lines, our increased cumulative instrument placements, menu expansion, and utilization of our partners’ assays on our technology. System sales for the second quarter of 2009 decreased to 158 systems from 203 systems for the corresponding prior year period bringing total system sales since inception to 6,255 as of June 30, 2009.
A breakdown of revenue for the three months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
System sales	$6,111	$6,318
Consumable sales	6,682	8,503
Assay revenue	7,769	3,526
Royalty revenue	4,298	3,472
Service contracts	1,424	1,277
Other revenue	1,517	1,245

	$27,801	$24,341

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 26% of consolidated total revenue in the second quarter of 2009 (17% and 9%, respectively). For comparative purposes, these same two customers accounted for 42% of total revenue (28% and 14%, respectively) in the second quarter of 2008. Our two largest customers are customers of our Technology Segment. The decrease in percentage of total revenue represented by our two largest customers is the result of the shift in revenue allocation from the Technology Segment to the Assay Segment. For the three months ended June 30, 2009, Assay Segment revenue represented 30% of total revenue, while Assay Segment revenue represented 17% of total revenue for the three months ended June 30, 2008. In addition, there was a decrease in the dollar amount of bulk purchases and the number of systems ordered by our two largest customers due to the varying consumable needs during the regulatory clearance and commercialization phases of development of our partner’s products in a new market and the economic environment as discussed in the Overview section above. No other customer accounted for more than 10% of total revenue in this quarter.

Gross profit margin percentage increased to 69% for the three months ended June 30, 2009 from 68% for the comparable period in 2008 due to the continued shift in revenue concentration towards higher margin items: assays and royalties. The increase in operating expenses from $17.1 million for the second quarter of 2008 to $18.3 million for the second quarter of 2009 is primarily a result of additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees as headcount has increased from 364 to 409 from June 30, 2008 to June 30, 2009, and a payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR® product line. We are finalizing development of our next generation FlexmiR product line, which we anticipate will launch later in 2009. This termination is not expected to affect FlexmiR product supply to customers. Net operating income increased due to the increase in revenue and gross profit margin percentage. See additional discussions by segment below.
Technology Segment
Selected financial data for our Technology Segment for the three months ended June 30, 2009 and 2008 is as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008
Revenue	$19,466	$20,258
Gross profit	$12,958	$13,826
Gross profit margin percentage	67%	68%
Operating expenses	$11,572	$11,365
Income from operations	$1,386	$2,461
Revenue. Total revenue for our Technology Segment decreased by 4% to $19.5 million for the three months ended June 30, 2009 from $20.3 million for the comparable period in 2008. The decrease in revenue was primarily attributable to a decrease in consumable sales offset by an increase in royalty revenue. Two customers accounted for 37% of total Technology Segment revenue in the second quarter of 2009 (24% and 13%, respectively). For comparative purposes, these same two customers accounted for 50% of total Technology Segment revenue (34% and 16%, respectively) in the second quarter of 2008. The decrease in percentage of total revenue represented by our two largest customers is due to a decrease in the dollar amount of bulk purchases and the number of systems ordered by our two largest customers as discussed in the Overview section above.
A breakdown of revenue in the Technology Segment for the three months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
System sales	$5,719	$5,860
Consumable sales	6,660	8,492
Royalty revenue	4,298	3,472
Service contracts	1,353	1,266
Other revenue	1,436	1,168

	$19,466	$20,258

System and peripheral component sales decreased by 2% to $5.7 million for the three months ended June 30, 2009 from $5.9 million for the comparable period of 2008. The Technology Segment sold 149 of the 158 total system sales in the three months ended June 30, 2009. For the three months ended June 30, 2009, five of our partners accounted for 106, or 71%, of total Technology Segment system sales for the period. The top five partners purchased 156, or 81%, of total Technology Segment system sales in the three months ended June 30, 2008. We believe the decrease in system sales is a result of the tightening of the capital markets due to the overall economic environment and the related extension of the sales cycle on our system sales.

Consumable sales, comprised of microspheres and sheath fluid, decreased 22% to $6.7 million for the three months ended June 30, 2009 from $8.5 million for the three months ended June 30, 2008. This is primarily the result of a decrease in the average dollar amount of bulk purchases due to a significant volume reduction in the bulk purchases from one of our partners which in the prior year was exploring a new market and purchased a significant amount of consumables. Due to the varying consumable needs during the regulatory clearance and commercialization phases of development of that partner’s products in this new market, we will continue to experience variability in consumable revenue. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended June 30, 2009, we had 13 bulk purchases of consumables totaling approximately $5.5 million as compared with 12 bulk purchases totaling approximately $7.3 million in the three months ended June 30, 2008. Partners who reported royalty bearing sales accounted for $5.6 million, or 84%, of total consumable sales for the three months ended June 30, 2009 compared to $8.0 million, or 94% of total consumable sales for the three months ended June 30, 2008.
Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 24% to $4.3 million for the three months ended June 30, 2009 compared with $3.5 million for the three months ended June 30, 2008. We believe this is primarily the result of our increased cumulative instrument placements, menu expansion, and utilization of our partners’ assays on our technology. We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended June 30, 2009, we had 33 commercial partners submitting royalties as compared to 31 for the three months ended June 30, 2008. One of our partners reported royalties totaling approximately $1.4 million or 33% of total royalties for the current quarter compared to $1.1 million or 32% for the quarter ended June 30, 2008. Three other customers reported royalties totaling approximately $1.5 million or 35% (13%, 11% and 11%, respectively) of total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales reported to us by our partners were over $67 million for the quarter ended June 30, 2009 compared with over $55 million for the quarter ended June 30, 2008.
Service contracts revenue, comprised of extended warranty contracts earned ratably over the term of a contract, increased by 7% to $1.4 million for the second quarter of 2009 from $1.3 million for the second quarter of 2008. This increase is attributable to additional resources allocated to the sale of extended service agreements resulting in increased penetration of the expanded installed base. At June 30, 2009 and 2008, we had 1,008 and 943 Luminex systems, respectively, covered under extended service agreements.
Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, increased by 23% to $1.4 million for the three months ended June 30, 2009 from $1.2 million for the three months ended June 30, 2008. This increase is primarily the result of an increase in grant and training revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Technology Segment decreased to 67% for the three months ended June 30, 2009 from 68% for the three months ended June 30, 2008. Gross profit for the Technology Segment decreased to $13.0 million for the three months ended June 30, 2009, as compared to $13.8 million for the three months ended June 30, 2008. The decrease in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items. The decrease in gross profit was primarily attributable to the overall decrease in revenue coupled with the decrease in gross margin. Consumables and royalties, two of our higher margin items, comprised $11.0 million, or 56%, of Technology Segment revenue for the current quarter and $12.0 million, or 59%, of Technology Segment revenue for the quarter ended June 30, 2008.
Research and development expense. Research and development expenses for the Technology Segment decreased to $2.4 million for the three months ended June 30, 2009 from $2.8 million for the comparable period in 2008. The decrease was primarily related to the decrease in utilization of direct materials in the research process and the timing of expenses related to our various R&D projects, offset by additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees as headcount has increased from 68 to 73 from June 30, 2008 to June 30, 2009.

Selling, general and administrative expense. Selling, general and administrative expense for the Technology Segment increased to $9.2 million for the three months ended June 30, 2009 from $8.6 million for the comparable period in 2008. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in selling, general, and administrative employees and contract employees of the Technology Segment to 108 at June 30, 2009 from 89 at June 30, 2008.
Other income, net. Other income increased to $178,000 for the three months ended June 30, 2009 from $(183,000) for the comparable period in 2008. The increase is due to $412,000 in costs recorded in the three months ended June 30, 2008 related to a potential acquisition that did not occur, offset by the decrease in the average rate earned on current invested balances which decreased to 0.6% for the three months ended June 30, 2009 from 2.1% for the three months ended June 30, 2008. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period.
Assay Segment
Selected financial data for our Assay Segment for the three months ended June 30, 2009 and 2008 is as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008
Revenue	$8,335	$4,083
Gross profit	$6,342	$2,737
Gross profit margin percentage	76%	67%
Operating expenses	$6,699	$5,712
Loss from operations	$(357)	$(2,975)
A breakdown of revenue in the Assay Segment for the three months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
System sales	$392	$458
Consumable sales	22	11
Assay revenue	7,769	3,526
Service contracts	71	11
Other revenue	81	77

	$8,335	$4,083

Revenue. Total revenue for our Assay Segment increased by 104% to $8.3 million for the three months ended June 30, 2009 from $4.1 million for the comparable period in 2008. The increase in revenue was primarily attributable to an increase in assay revenue, driven primarily by increased sales of RVP due to the 2009 novel influenza H1N1. The majority of our Assay Segment revenues are generated from the sale of test kits. Historically, over 70% of our total assay revenue was derived from our CF product line. As a result of the launch of our RVP product in January 2008, our top two products in the current quarter were CF and RVP, which represented over 85% of total assay revenue. The top five customers, by revenue, accounted for 73% of total Assay Segment revenue for the three months ended June 30, 2009 compared to 73% of total Assay Segment revenue for the three months ended June 30, 2008. In particular, three customers accounted for 58% of total Assay Segment revenue (24%, 18% and 16%, respectively) for the three months ended June 30, 2009. No other customer accounted for more than 10% of total Assay Segment revenue. During the three months ended June 30, 2009, our Assay Segment sold nine systems. Other revenue includes shipping revenue and training revenue.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Assay Segment increased to 76% for the three months ended June 30, 2009 from 67% for the three months ended June 30, 2008. Gross profit for the Assay Segment increased to $6.3 million for the three months ended June 30, 2009, as compared to $2.7 million for the three months ended June 30, 2008. The increase in gross profit margin percentage was primarily attributable to increased sales of higher gross margin assays.
Research and development expense. Research and development expenses for our Assay Segment were $2.6 million and $2.3 million for the three months ended June 30, 2009 and 2008, respectively. The increase in research and development expenses was primarily due to increased activity for clinical trials and FDA submissions related to our assay development.
Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the Assay Segment were $4.1 million and $3.5 million for the three months ended June 30, 2009 and 2008, respectively. The overall increase in selling, general, and administrative expenses is primarily due to a payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR product line. We are finalizing development of our next generation FlexmiR product line, which we anticipate will launch later in 2009. This termination is not expected to affect FlexmiR product supply to customers.
SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008
Selected consolidated financial data for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
Revenue	$53,358	$47,353
Gross profit	$36,868	$31,820
Gross profit margin percentage	69%	67%
Operating expenses	$34,255	$33,602
Income (loss) from operations	$2,613	$(1,782)
Total revenue increased by 13% to $53.4 million for the six months ended June 30, 2009 from $47.3 million for the comparable period in 2008. The increase in revenue was attributable to an increase of $4.6 million in assay revenue in the Assay Segment and continued growth in royalty revenue in the Technology Segment. System sales for the first half of 2009 decreased to 361 systems from 423 systems for the first half of 2008 bringing total system sales since inception to 6,255 as of June 30, 2009.
A breakdown of revenue for the six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
System sales	$12,238	$12,945
Consumable sales	14,285	15,057
Assay revenue	11,965	7,371
Royalty revenue	8,825	6,990
Service contracts	2,856	2,497
Other revenue	3,189	2,493

	$53,358	$47,353

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 30% of consolidated total revenue in the first half of 2009 (19% and 11%, respectively). For comparative purposes, these same two customers accounted for 37% of total revenue (22% and 15%, respectively) in the first half of 2008. No other customer accounted for more than 10% of total revenue in the six months ended June 30, 2009. Our two largest customers are customers of our Technology Segment. The decrease in percentage of total revenue represented by our two largest customers is the result of the shift in revenue allocation from the Technology Segment to the Assay Segment. For the six months ended June 30, 2009, Assay Segment revenue represented 24% of total revenue, while Assay Segment revenue represented 18% of total revenue for the six months ended June 30, 2008. In addition, there was a decrease in the dollar amount of bulk purchases and the number of systems ordered by our two largest customers due to the varying consumable needs during the regulatory clearance and commercialization phases of development of our partner’s products and the economic environment as discussed in the Overview section above.
Gross profit margin percentage increased to 69% for the six months ended June 30, 2009 from 67% for the comparable period in 2008 due to the continuing shift in revenue concentration towards higher margin items such as assays and royalties. The increase in operating expenses from $33.6 million for the six months ended June 30, 2008 to $34.3 million for the six months ended June 30, 2009 reflects growth in the Assay Segment, additional personnel costs associated with the increase in research and development and selling, general, and administrative employees to 269 at June 30, 2009 from 242 at June 30, 2008, and a payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR product line. We are finalizing development of our next generation FlexmiR product line, which we anticipate will launch later in 2009. This termination is not expected to affect FlexmiR product supply to customers. Net operating income increased as a result of the increase in revenues in 2009, and the gross margin increase. Other income, net increased to $449,000 for the six months ended June 30, 2009 from $139,000 for the comparable period in 2008 partially due to $412,000 in costs recorded in the six months ended June 30, 2008 related to a potential acquisition that did not occur. In addition, the average rate earned on current invested balances decreased to 0.8% for the six months ended June 30, 2009 from 3.2% for the six months ended June 30, 2008. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period. See additional discussions by segment below.
Technology Segment
Selected financial data for our Technology Segment for the six months ended June 30, 2009 and 2008 is as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
Revenue	$40,564	$38,914
Gross profit	$27,541	$25,815
Gross profit margin percentage	68%	66%
Operating expenses	$22,637	$22,455
Income from operations	$4,904	$3,360
Revenue. Total revenue for our Technology Segment increased by 4% to $40.6 million for the six months ended June 30, 2009 from $38.9 million for the comparable period in 2008. The increase in revenue was primarily attributable to an increase in royalty revenue as a result of the continued acceptance and utilization of our technology in the marketplace offset by decreases in consumable sales. Two customers accounted for 39% of total Technology Segment revenue in the first half of 2009 (24% and 15%, respectively). For comparative purposes, these same two customers accounted for 45% of total Technology Segment revenue (27% and 18%, respectively) in the first half of 2008. The decrease in percentage of total revenue represented by our two largest customers is due to a decrease in the dollar amount of bulk purchases and the number of systems ordered by our two largest customers as discussed in the Overview section above.

A breakdown of revenue in the Technology Segment for the six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
System sales	$11,730	$12,023
Consumable sales	14,250	15,037
Assay revenue	—	—
Royalty revenue	8,825	6,990
Service contracts	2,725	2,485
Other revenue	3,034	2,379

	$40,564	$38,914

System and peripheral component sales decreased by 2% to $11.7 million for the six months ended June 30, 2009 from $12.0 million for the comparable period of 2008. The Technology Segment sold 348 of the 361 total system sales in the six months ended June 30, 2009. For the six months ended June 30, 2009, five of our partners accounted for 230, or 66%, of total technology segment system sales for the period. Five of our partners accounted for 300, or 75%, of total technology segment system sales for the six months ended June 30, 2008. The decrease in system sales is a result of the tightening of the capital markets due to the overall economic environment and the related extension of the sales cycle on our system sales.
Consumable sales decreased by 5% to $14.3 million for the six months ended June 30, 2009 from $15.0 million for the six months ended June 30, 2008. This is primarily the result of a decrease in the average dollar amount of bulk purchases due to a significant volume reduction in the bulk purchases from one of our partners which in the prior year was exploring a new market and purchased a significant amount of consumables. Due to the varying consumable needs during the regulatory clearance and commercialization phases of development of that partner’s new products, we will continue to experience variability in consumable revenue. During the six months ended June 30, 2009, we had 24 bulk purchases of consumables totaling approximately $11.6 million, or 81% of total consumable sales for the six months ended June 30, 2009 as compared with 23 bulk purchases totaling approximately $12.4 million, or 82% of total consumable sales for the six months ended June 30, 2008. Partners who reported royalty bearing sales accounted for $12.2 million, or 86%, of total consumable sales for the six months ended June 30, 2009. As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.
Royalty revenue increased by 26% to $8.8 million for the six months ended June 30, 2009 compared with $7.0 million for the six months ended June 30, 2008. We believe this is primarily the result of the increased use and acceptance of our technology. We expect modest fluctuations in the number of commercial partners submitting royalties period to period based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the six months ended June 30, 2009, we had 38 commercial partners submitting royalties as compared to 34 for the six months ended June 30, 2008. One of our partners reported royalties totaling approximately $2.9 million or 32% of total royalties for the six months ended June 30, 2009 compared to $2.1 million or 27% of total royalties for the six months ended June 30, 2008. Two other customers reported royalties totaling approximately $2.0 million or 23% (13% and 10%, respectively) of total royalties for the six months ended June 30, 2009. No other customer accounted for more than 10% of total royalty revenue for the six months ended June 30, 2009. Total royalty bearing sales reported to us by our partners were over $132 million for the six months ended June 30, 2009, compared with over $109 million for the six months ended June 30, 2008 and over $238 million for the year ended December 31, 2008.

Service contracts revenue increased by 10% to $2.7 million for the first half of 2009 from $2.5 million for the first half of 2008. This increase is attributable to additional resources allocated to the sale of extended service agreements resulting in increased penetration. At June 30, 2009 and 2008, we had 1,008 and 943 Luminex systems covered under extended service agreements, respectively.
Other revenues increased by 28% to $3.0 million for the six months ended June 30, 2009 from $2.4 million for the six months ended June 30, 2008. This increase is primarily the result of an increase in grant revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Technology Segment increased to 68% for the six months ended June 30, 2009 from 66% for the six months ended June 30, 2008. Gross profit for the Technology Segment increased to $27.5 million for the six months ended June 30, 2009, as compared to $25.8 million for the six months ended June 30, 2008. The increase in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin. Royalties, one of our higher margin items, comprised $8.8 million, or 22%, of Technology Segment revenue for the six months ended June 30, 2009 and $7.0 million, or 18%, of Technology Segment revenue for the six months ended June 30, 2008. We anticipate continued fluctuation in gross margin rate and related gross profit for the Technology Segment primarily as a result of variability in partner bulk purchases and absolute number of quarterly system sales.
Research and development expense. Research and development expenses for the Technology Segment decreased to $4.9 million for the six months ended June 30, 2009 from $5.4 million for the comparable period in 2008. The decrease was primarily related to the timing of expenses related to our various R&D projects.
Selling, general and administrative expense. Selling, general and administrative expense for the Technology Segment increased to $17.7 million for the six months ended June 30, 2009 from $17.0 million for the comparable period in 2008. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in selling, general, and administrative employees and contract employees of the Technology Segment to 108 at June 30, 2009 from 89 at June 30, 2008.
Assay Segment
Selected financial data for our Assay Segment for the six months ended June 30, 2009 and 2008 is as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
Revenue	$12,794	$8,439
Gross profit	$9,327	$6,005
Gross profit margin percentage	73%	71%
Operating expenses	$11,618	$11,147
Loss from operations	$(2,291)	$(5,142)

A breakdown of revenue in the Assay Segment for the six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
System sales	$508	$922
Consumable sales	35	20
Assay revenue	11,965	7,371
Royalty revenue	—	—
Service contracts	131	12
Other revenue	155	114

	$12,794	$8,439

Revenue. Total revenue for our Assay Segment increased by 52% to $12.8 million for the six months ended June 30, 2009 from $8.4 million for the comparable period in 2008. The increase in revenue was primarily attributable to a 62% increase in assay revenue, driven primarily by increased sales of RVP due to the 2009 novel influenza H1N1. The majority of our Assay Segment revenues are generated from the sale of test kits. Historically, over 70% of our total assay revenue was derived from our CF product line. As a result of the launch of our RVP product in January 2008, our top two products in the six months ended June 30, 2009 were CF and RVP, which together represented 84% of total assay revenue. The top five customers, by revenue, accounted for 73% of total Assay Segment revenue for the six months ended June 30, 2009. In particular, three customers accounted for 57% of total assay segment revenue (24%, 17%, and 16%, respectively) for the six months ended June 30, 2009. Four customers accounted for 63% of total revenue in the six months ended June 30, 2008 (21%, 20%, 12%, and 10%, respectively). No other customer accounted for more than 10% of total Assay Segment revenue. During the six months ended June 30, 2009, our Assay Segment sold 13 systems. Other revenue includes shipping revenue and training revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Assay Segment increased to 73% for the six months ended June 30, 2009 from 71% for the six months ended June 30, 2008. Gross profit for the Assay Segment increased to $9.3 million for the six months ended June 30, 2009, as compared to $6.0 million for the six months ended June 30, 2008. The increase in gross margin rate was primarily attributable to increased utilization and capacity at LMD, increased sales of higher gross margin assays, and changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin.
Research and development expense. Research and development expenses for our Assay Segment were $4.7 million and $4.0 million for the six months ended June 30, 2009 and 2008, respectively. The increase in research and development expenses was primarily due to increased activity related to assay development.
Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the Assay Segment were $6.9 million and $7.1 million for the six months ended June 30, 2009 and 2008, respectively. The slight decrease in selling, general, and administrative expenses is primarily due to a decrease in legal expenses and external marketing expenses, offset by a payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR product line. We are finalizing development of our next generation FlexmiR product line, which we anticipate will launch later in 2009. This termination is not expected to affect FlexmiR product supply to customers.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2009	2008
	(in thousands)	(in thousands)
Cash and cash equivalents	$66,151	$81,619
Short-term investments	30,476	40,501
Long-term investments	15,748	2,000

	$112,375	$124,120

At June 30, 2009, we held cash and cash equivalents, short-term investments, and long-term investments of $112.4 million and had working capital of $117.5 million. At December 31, 2008, we held cash and cash equivalents, short-term investments, and long-term investments of $124.1 million and had working capital of $131.5 million. The decrease in cash, cash equivalents and short-term investments is primarily attributable to capital expenditures and an increase in our accounts receivable as of June 30, 2009.
We have funded our operations to date primarily through the issuance of equity securities (in conjunction with an initial public offering in 2000, subsequent option exercises, and our secondary public offering in 2008) and cash generated from operations. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including government sponsored debt obligations and non-government sponsored debt obligations. We do not have any investments in asset-backed commercial paper, auction rate securities, mortgage backed or sub-prime style investments.
Cash used in operating activities was $5.7 million for the three months ended June 30, 2009, compared with cash provided by operating activities of $4.2 million for the three months ended June 30, 2008. Significant items affecting operating cash flows for the three months ended June 30, 2009 were an increase in accounts receivable of $4.0 million, a decrease in accounts payable of $4.5 million, offset by depreciation and amortization of $2.0 million and stock-based compensation of $1.8 million.
Cash provided by investing activities was $1.7 million for the three months ended June 30, 2009, compared with cash used in investing activities of $4.5 million for the three months ended June 30, 2008. In the second quarter of 2009, our purchases of securities increased as we invested cash and cash equivalents in long-term investments with one- to two-year terms to take advantage of higher interest rates. In addition, our capital expenditures for property, plant, and equipment increased to $3.6 million and $5.1 million for the three and six months ended June 30, 2009, respectively, compared to $1.1 million and $1.9 million for the three and six months ended June 30, 2008, respectively. The capital expenditures were primarily related to leasehold improvements for additional space leased in the U.S. and the Netherlands, acquisitions of FLEXMAP 3D systems for internal use, and purchases of equipment for our business continuity site.
Our operating expenses during the three months ended June 30, 2009 were $18.3 million, of which $5.0 million was research and development expense and $13.3 million was selling, general and administrative expense, including the amortization of acquired intangibles. We expect our investment in research and development to increase for the remainder of 2009 as a result of our continuing investment in the research and development pipeline to support our strategy and expanded focus on product and platform development; however, in the longer term, we expect total expense as a percentage of revenue to be between 15% and 18% of total revenue. We do not currently expect selling, general, and administrative expenses in 2009, excluding the impact of foreign exchange on foreign denominated balances, to increase at the same rate as in prior years.

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

Contractual Obligations
As of June 30, 2009, we had approximately $7.5 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described below. The following table reflects our total current non-cancelable obligations by period as of June 30, 2009 (in thousands):

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Non-cancelable rental obligations	$11,484	$2,133	$4,204	$3,818	$1,329
Non-cancelable purchase obligations (1)	$9,721	4,652	1,549	1,288	2,232
Long-term debt obligations (2)	$4,929	644	2,197	1,445	643
Capital lease obligations	$35	31	4	—	—

Total (3)	$26,169	$7,460	$7,954	$6,551	$4,204

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

LMD has agreed to repay the TPC funding through a royalty on revenues. Royalty payments commenced in 2007 at a rate of 1% of total revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier. The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date. Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” The amount due within one year, as shown in the table above, is our estimated repayment amount based on the current projected sales for the full year 2009. Furthermore, payments reflected in U.S. Dollars are subject to adjustment based upon applicable exchange rates as of the reporting date.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at June 30, 2009, Luminex is unable to make reasonable reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore, $251,000 of unrecognized tax benefits have been excluded from the contractual obligations table above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our investment portfolio includes cash and cash equivalents, short-term investments and long-term investments. Our interest income is sensitive to changes in the general level of domestic interest rates. A 50 basis point fluctuation from average investment returns at June 30, 2009 would yield an approximate 2% variance in overall investment return. Due to the types of investments that we hold, we have concluded that there is no material market risk exposure.
Foreign Currency Risk. As of June 30, 2009, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary, LMD, are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands subsidiary are denominated in Euros. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. and Canadian Dollar exchange rates. A 10% change in the Canadian dollar in relation to the U.S. dollar could result in an immaterial foreign exchange impact. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.
In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss of $100,000 was included in determining our consolidated results of operations for the three months ended June 30, 2009.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The stock repurchase activity for the second quarter of 2009 was as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

		Average	Total Number of Shares	Appromixate Dollar Value of
	Total Number	Price Paid	Purchased as Part of	Shares that May Yet Be
	of Shares	per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans or Programs	Programs
04/01/09 – 04/30/09	6,839	16.94	—	—
05/01/09 – 05/31/09	81,510	15.54	—	—
06/01/09 – 06/30/09	9,305	16.20	—	—

Total Second Quarter	97,654	15.70	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our 2009 Annual Meeting of Stockholders, which was held on May 21, 2009, our stockholders elected Partrick J. Balthrop, Sr., G. Walter Loewenbaum II, Kevin M. McNamara, and Edward A. Ogunro, Ph.D to serve as Class III directors for a term of three years by the following votes:

	Number of Shares
	Voted For	Withheld
Partrick J. Balthrop, Sr.	35,566,581	210,438
G. Walter Loewenbaum II	35,502,026	274,993
Kevin M. McNamara	35,389,588	387,431
Edward A. Ogunro, Ph.D.	35,552,577	224,442
The other directors whose terms of office as a director continued after the meeting were as follows: Robert J. Cresci, Thomas W. Erickson, Fred C. Goad, Jr., Jay B. Johnston, Jim D. Kever, and Gerard Vaillant.

The following items were also presented to the stockholders with the following results:

	Number of Shares
		Voted		Broker
	Voted For	Against	Abstained	Non-Votes

To approve the Luminex Corporation Amended and Restated 2006 Equity Incentive Plan	26,443,987	2,060,524	51,268	7,221,240

To ratify the appointment by the Company’s Audit Committee of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009	35,746,660	10,158	20,200	—

ITEM 6.	EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description of Documents

10.1	Luminex Corporation Amended and Restated 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2009).

10.2	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 21, 2009).

10.3	Form of Restricted Share Award Agreement (Officers and Employees) (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 21, 2009).

10.4	Form of Restricted Share Award Agreement (Directors) (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 21, 2009).

10.5	Form of Restricted Share Unit Agreement (Officers and Employees) (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated May 21, 2009).

10.6	Form of Restricted Share Unit Agreement (Directors) (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated May 21, 2009).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2009	LUMINEX CORPORATION
	By:	/s/ Harriss T. Currie
Harriss T. Currie
Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ Patrick J. Balthrop, Sr.
Patrick J. Balthrop, Sr.
President and Chief Executive Officer (Principal Executive Officer)

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Documents

10.1	Luminex Corporation Amended and Restated 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2009).

10.2	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 21, 2009).

10.3	Form of Restricted Share Award Agreement (Officers and Employees) (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 21, 2009).

10.4	Form of Restricted Share Award Agreement (Directors) (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 21, 2009).

10.5	Form of Restricted Share Unit Agreement (Officers and Employees) (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated May 21, 2009).

10.6	Form of Restricted Share Unit Agreement (Directors) (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated May 21, 2009).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S-2