Form 10-Q
period 2009-09-30
LUMINEX CORP
filed 2009-11-05
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 000-30109
LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
(512) 219-8020
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 41,798,043 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on November 2, 2009.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,740	$81,619
Short-term investments	16,516	40,501
Accounts receivable, net	19,116	11,024
Inventory, net	12,697	11,589
Other	1,641	1,660

Total current assets	128,710	146,393
Property and equipment, net	17,168	12,567
Intangible assets, net	13,428	14,901
Long-term investments	19,722	2,000
Goodwill	39,617	39,617
Other	1,370	1,813

Total assets	$220,015	$217,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,116	$4,580
Accrued liabilities	6,496	7,181
Deferred revenue	3,180	2,671
Current portion of long term debt	516	445

Total current liabilities	15,308	14,877

Long-term debt	3,672	2,914
Deferred revenue and other	4,768	4,960

Total liabilities	23,748	22,751

Stockholders’ equity:
Common stock	41	40
Additional paid-in capital	283,102	279,255
Accumulated other comprehensive gain (loss)	119	(47)
Accumulated deficit	(86,995)	(84,708)

Total stockholders’ equity	196,267	194,540

Total liabilities and stockholders’ equity	$220,015	$217,291

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue	$29,118	$28,897	$82,476	$76,250
Cost of revenue	10,347	9,343	26,837	24,876

Gross profit	18,771	19,554	55,639	51,374
Operating expenses:
Research and development	5,643	4,443	15,246	13,899
Selling, general and administrative	13,640	12,130	38,292	36,276

Total operating expenses	19,283	16,573	53,538	50,175

Income (loss) from operations	(512)	2,981	2,101	1,199
Interest expense from long-term debt	(116)	(137)	(358)	(406)
Settlement of litigation	—	—	(4,350)	—
Other income, net	144	490	593	629

Income (loss) before income taxes	(484)	3,334	(2,014)	1,422
Income taxes	(125)	(161)	(273)	(374)

Net income (loss)	$(609)	$3,173	$(2,287)	$1,048

Net income (loss) per share, basic	$(0.01)	$0.08	$(0.06)	$0.03

Shares used in computing net income (loss) per share, basic	40,661	40,002	40,515	37,056
Net income (loss) per share, diluted	$(0.01)	$0.08	$(0.06)	$0.03

Shares used in computing net income (loss) per share, diluted	40,661	42,173	40,515	38,957
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)	$(609)	$3,173	$(2,287)	$1,048
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,116	1,821	5,995	5,125
Stock-based compensation and other	2,231	1,781	5,817	5,202
Loss on disposal of assets	—	—	25	7
Other	676	(131)	1,257	467
Changes in operating assets and liabilities:
Accounts receivable, net	(898)	(2,771)	(7,988)	(985)
Inventory, net	(286)	(1,034)	(1,108)	(3,039)
Prepaids and other	405	139	(26)	(793)
Accounts payable	1,437	465	376	1,103
Accrued liabilities	1,295	(290)	(3,023)	(1,346)
Deferred revenue	(28)	530	313	1,122

Net cash provided by (used in) operating activities	6,339	3,683	(649)	7,911

Cash flows from investing activities:
Net purchases of available-for-sale investments	(12,003)	—	(56,649)	—
Maturities of available-for-sale investments	17,986	—	22,980	—
Net purchases of held-to-maturity investments	—	(28,651)	—	(36,541)
Maturities of held-to-maturity investments	3,938	1,477	40,078	6,435
Purchase of property and equipment	(3,502)	(852)	(8,618)	(2,747)
Acquisition activity	—	(93)	—	(505)
Proceeds from sale of assets	—	20		20
Acquired technology rights	—	(234)	(21)	(1,216)

Net cash provided by (used in) investing activities	6,419	(28,333)	(2,230)	(34,554)

Cash flows from financing activities:
Payment on debt	—	—	(440)	(134)
Proceeds from secondary offering, net of offering costs	—	(104)	—	74,675
Proceeds from debt	—	—	454	—
Proceeds from issuance of common stock	77	3,668	362	6,438

Net cash provided by financing activities	77	3,564	376	80,979

Effect of foreign currency exchange rate on cash	(246)	25	(376)	49
Change in cash and cash equivalents	12,589	(21,061)	(2,879)	54,385
Cash and cash equivalents, beginning of period	66,151	102,679	81,619	27,233

Cash and cash equivalents, end of period	$78,740	$81,618	$78,740	$81,618

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Certain items in prior financial statements have been reclassified to conform to the current presentation.
     The Company’s comprehensive income or loss is comprised of net income or loss, unrealized gains and losses on securities classified as available for sale, and foreign currency translation. Comprehensive loss, net of tax, for the three and nine months ended September 30, 2009 was approximately $555,000 and $2.1 million, respectively, and comprehensive income, net of tax, for the three and nine months ended September 30, 2008 was approximately $3.1 million and $1.0 million respectively.
     The Company has two segments for financial reporting purposes: the Technology Segment and the Assay Segment. See Note 6 — Segment Information.
     The Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC on November 5, 2009. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.
NOTE 2 — INVESTMENTS
     The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Cash and cash equivalents consist of cash deposits and highly liquid investments with original maturities of three months or less when purchased. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are stated at amortized cost, which approximates fair value of these investments. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. Marketable securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date. The fair value of all securities is determined by quoted market prices.
     Held-to-maturity securities as of September 30, 2009 and December 31, 2008 consisted of government sponsored debt obligations of $2.5 million and $42.8 million, respectively.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Held-to-maturity securities consisted of the following as of September 30, 2009 (in thousands):

		Accrued
	Cost	Interest	Amortized Cost
Due in one year or less	$2,423	$76	$2,499
     Held-to-maturity securities consisted of the following as of December 31, 2008 (in thousands):

		Accrued
	Cost	Interest	Amortized Cost
Due in one year or less	$40,501	$283	$40,784
Due after one year through two years	2,000	20	$2,020

Total held-to-maturity securities	$42,501	$303	$42,804

     Available-for-sale securities consisted of the following as of September 30, 2009 (in thousands):

		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
	Cost	Gain (Loss)	Gain (Loss)	Fair Value
Current:
Money Market funds	$63,224	$—	$—	$63,224
Non-government sponsored debt securities	23,982	33	—	24,015

Total current securities	87,206	33	—	87,239

Noncurrent:
Non-government sponsored debt securities	17,590	89	(9)	17,670
Government sponsored debt securities	2,042	11	—	2,053

Total noncurrent securities	19,632	100	(9)	19,723

Total available-for-sale securities	$106,838	$133	$(9)	$106,962

     There were no proceeds from the sales of available-for-sale securities during the three months or nine months ended September 30, 2009 or 2008. Net unrealized holding gains and losses on available-for-sale securities have been included in accumulated other comprehensive gain (loss).

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The estimated fair value of available-for-sale debt securities at September 30, 2009, by contractual maturity, was as follows (in thousands):

Estimated
Fair Value
Due in one year or less	$24,015
Due after one year through two years	19,723

$43,738

     Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.
     The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the “Codification”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Codification describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:
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
     The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$63,224	—	—	$63,224
Non-government sponsored debt obligations	44,184	—	—	44,184
Government sponsored debt obligations	2,053	—	—	2,053

Total	$109,461	—	—	$109,461

Amounts included in:
Cash and cash equivalents	$73,223	—	—	$73,223
Short-term investments	16,516	—	—	16,516
Long-term investments	19,722	—	—	19,722

Total	$109,461	—	—	$109,461

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 — INVENTORY, NET
     Inventory is stated at the lower of cost or market, with cost determined according to the standard cost method. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Parts and supplies	$5,385	$5,213
Work-in-progress	4,266	3,939
Finished goods	3,046	2,437

	$12,697	$11,589

NOTE 4 — EARNINGS PER SHARE
     A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(609)	$3,173	$(2,287)	$1,048

Denominator:
Denominator for basic net income (loss) per share - weighted average common stock outstanding	40,661	40,002	40,515	37,056
Dilutive common stock equivalents — common stock options and awards	—	2,171	—	1,901

Denominator for diluted net income (loss) per share - weighted average common stock outstanding and dilutive common stock equivalents	40,661	42,173	40,515	38,957

Basic net income (loss) per share	$(0.01)	$0.08	$(0.06)	$0.03
Diluted net income (loss) per share	$(0.01)	$0.08	$(0.06)	$0.03
     Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards, or RSAs, restricted stock units, or RSUs, and stock options to acquire 1.1 million and 2.3 million shares for the three months ended September 30, 2009 and 2008, respectively, and 1.1 million and 2.0 million shares, respectively, for the nine months ended September 30, 2009 and 2008 were excluded from the computations of diluted EPS because the effect of including the RSAs, RSUs, and stock options would have been anti-dilutive.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 — STOCK-BASED COMPENSATION
     The Company’s stock option activity for the nine months ended September 30, 2009 was as follows:

		Weighted
		Average
	Shares	Exercise
Stock Options	(in thousands)	Price
Outstanding at December 31, 2008	2,771	$11.96
Granted	167	16.31
Exercised	(38)	9.59
Cancelled or expired	(70)	17.81

Outstanding at September 30, 2009	2,830	$12.10
     The Company had $1.9 million of total unrecognized compensation costs related to stock options at September 30, 2009 that are expected to be recognized over a weighted average period of 2.5 years.
     The Company’s restricted shares activity for the nine months ended September 30, 2009 was as follows:

		Weighted
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2008	1,197	$15.39
Granted	473	16.18
Vested	(450)	14.70
Cancelled or expired	(101)	16.04

Non-vested at September 30, 2009	1,119	$15.94

Shares
Restricted Stock Units	(in thousands)
Non-vested at December 31, 2008	280
Granted	353
Vested	(11)
Cancelled or expired	(77)

Non-vested at September 30, 2009	545
     As of September 30, 2009, there was $18.0 million and $6.4 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.3 years for the RSAs and 2.7 years for the RSUs.
          The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of revenue	$204	$140	$493	$374
Research and development	381	312	923	812
Selling, general and administrative	1,646	1,329	4,401	4,016

Total stock-based compensation costs	$2,231	$1,781	$5,817	$5,202

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

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Technology	Assay		Technology	Assay
	Segment	Segment	Consolidated	Segment	Segment	Consolidated
Revenues from external customers	$22,031	$7,087	$29,118	$22,582	$6,315	$28,897
Depreciation and amortization	1,102	1,014	$2,116	829	992	$1,821
Segment profit (loss)	558	(1,167)	$(609)	3,590	(417)	$3,173
Segment assets	147,130	72,885	$220,015	141,670	69,940	$211,610
     Following is selected segment information for and as of the periods indicated (in thousands).

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Technology	Assay		Technology	Assay
	Segment	Segment	Consolidated	Segment	Segment	Consolidated
Revenues from external customers	$62,595	$19,881	$82,476	$61,496	$14,754	$76,250
Depreciation and amortization	3,130	2,865	$5,995	2,404	2,721	$5,125
Segment profit (loss)	3,915	(6,202)	$(2,287)	6,900	(5,852)	$1,048
Segment assets	147,130	72,885	$220,015	141,670	69,940	$211,610
NOTE 7 — INCOME TAXES
     At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the nine months ended September 30, 2009 was 10.13%. The Company’s tax expense was less than the Federal statutory rate primarily as a result of the utilization of a portion of the Company’s U.S. deferred tax assets which had been subjected to a valuation allowance.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada, China, Japan and various states. Due to net operating losses, the U.S. tax returns dating back to 1996 can still be reviewed by the taxing authorities. With respect to Canada, tax returns dating back to 2003 can still be reviewed by the authorities. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months. For the nine months ended September 30, 2009, there were no material changes to the total amount of unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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
     On July 24, 2009, the Company notified Abbott Molecular Inc. of the Company’s intent to convert its right to distribute Luminex’s xTAG® Respiratory Viral Panel (“RVP”) from exclusive to non-exclusive on a worldwide basis under the Distribution Agreement, dated February 1, 2008, between Abbott Molecular and LMD.  On September 11, 2009, Abbott Molecular Inc. notified the Company that it intended to exercise its right to seek arbitration under the Distribution Agreement. Among other matters, Abbott is disputing LMD’s right to terminate Abbott’s exclusive right to distribute RVP under the Agreement.  Irrespective of the result of the arbitration, Abbott will continue to maintain the right to distribute RVP.  The binding arbitration is currently scheduled for December 14, 2009.  At this time, the Company cannot assess the probability of the various potential outcomes of this arbitration.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
     On June 3, 2009, the FASB approved the “FASB Accounting Standards Codification”, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification is considered non-authoritative. The adoption of the Codification did not have an impact on the Company’s financial position or results of operations.
     The FASB recently amended its guidance on the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the new guidance amends previous guidance related to the concept of a qualifying special-purpose entity, variable interest entities that are qualifying special-purpose entities and the financial-components approach. The new guidance is effective for transfer of financial assets occurring on or after January 1, 2010. The Company has not determined the effect that the adoption of the new guidance will have on its financial position or results of operations but the effect will generally be limited to future transactions. Historically, the Company has not had any material transfers of financial assets. Additionally, the FASB recently amended its guidance surrounding a company’s analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In October 2009, the FASB updated its revenue recognition guidance, amending the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.
     In October 2009, the FASB updated its software guidance, changing the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. In addition, the amendments require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

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
SAFE HARBOR CAUTIONARY STATEMENT
     This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, new products, assay sales, budgets, liquidity, cash flows, projected costs, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:
•	risks and uncertainties relating to market demand and acceptance of our products and technology;

•	dependence on strategic partners for development, commercialization and distribution of products;

•	the impact of the ongoing uncertainty in global finance markets and changes in government funding, including its effects on the capital spending policies of our partners and end-users and their ability to finance purchases of our products;

•	concentration of our revenue in a limited number of strategic partners, some of which may be experiencing decreased demand for their products utilizing or incorporating our technology and budget or finance constraints in the current economic environment or periodic variability in their purchasing patterns or practices;

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, bulk purchases of consumables, fluctuations in product mix, and the seasonal nature of some of our assay products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	potential shortages, or increases in costs, of components;

•	competition;

•	our ability to successfully launch new products;

•	the timing of regulatory approvals;

•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us;

•	risks relating to our foreign operations; and

•	risks and uncertainties associated with implementing our acquisition strategy including our ability to obtain financing, our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to recognize the benefits of our acquisitions.

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
     Our end-user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Luminex has adopted a business model built around strategic partnerships. We have licensed our xMAP technology to partner companies, which in turn develop products that incorporate the xMAP technology into products that the partners sell to end-users. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to its partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end-user laboratory. Luminex was founded on this model, and our success to date has been due to this model. As of September 30, 2009, Luminex had approximately 62 strategic partners and these partners have purchased from Luminex over 6,500 xMAP-based systems. Of the 62 strategic partners, 39 have released commercialized reagent-based products utilizing our technology.
     Beginning in 2006, we began developing proprietary assays. This development was supplemented in 2007 by our acquisition of Tm Bioscience, which we named Luminex Molecular Diagnostics, or LMD. Our Assay Segment focuses on the molecular diagnostics market and certain specialty markets.

     Luminex has several forms of revenue that result from our business model:
•	System revenue is generated from the sale of our xMAP systems and peripherals. Currently, system revenue is derived from the sale of the Luminex 100™ and 200™ analyzers, our FLEXMAP 3D™ system, optional XY Platform and Sheath Delivery Systems.

•	Consumable revenue is generated from the sale of our dyed polystyrene microspheres and sheath fluid. Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

•	Royalty revenue is generated when a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to a user. End users can be facilities such as testing labs, development facilities and research facilities that purchase prepared kits and have specific testing needs, or testing service companies that provide assay results to pharmaceutical research companies or physicians.

•	Assay revenue is generated from the sale of our kits which are a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples.

•	Service revenue is generated when a partner or other owner of a system purchases a service contract from us after the standard warranty has expired. Service contract revenue is amortized over the life of the contract and the costs associated with those contracts are recognized as incurred.

•	Other revenue consists of items such as training, shipping, parts sales, license revenue, grant revenue, contract research and development fees, milestone revenue and other items that individually amount to less than 5% of total revenue.
Third Quarter 2009 Highlights
•	Consolidated revenue of $29.1 million for the quarter ended September 30, 2009, representing a 1% increase over revenue for the third quarter of 2008

•	Consolidated gross profit margin of 64% compared with third quarter 2008 gross profit margin of 68%

•	System shipments of 259 including 11 shipments of FLEXMAP 3D, resulting in cumulative life-to-date shipments of 6,514; this represents an 8% increase in the number of system shipments and an 18% increase in system sales over the third quarter of 2008

•	Higher margin items (assays, consumables and royalty revenues) of $17.0 million or 58% of third quarter 2009 revenue

•	Received 510(k) clearance from the FDA for a new cystic fibrosis test: the xTAG Cystic Fibrosis 39 Kit v2

•	Establishment of an office in Tokyo, Japan to provide commercial support and service to customers and partners in the area

•	Received FDA clearance for an update to the xTAG(R) Respiratory Viral Panel package insert

•	Our partners reported over $74 million of royalty bearing end user sales on xMAP technology for the quarter, a 17% increase over the third quarter of 2008

     We have experienced the fifth sequential quarter of consumable revenue decline since the third quarter of 2008. After thorough analysis of the decline, we have identified several factors contributing to the decline, none of which individually appear to be systemic in nature or indicative of future results. Overall, the decline manifested itself through a decline in activity at varying times from our largest, bulk purchasing partners. In the third quarter of 2008, fourth quarter of 2008, first quarter of 2009, second quarter of 2009, and third quarter of 2009 we had bulk purchases totaling $7.0 million, $6.8 million, $6.1 million, $5.5 million and $4.3 million in consumables, respectively. Alternatively, non bulk consumable sales varied within a much smaller range between $1.2 million and $1.8 million with the largest amount of non bulk sales taking place in the third quarter of 2009 with $1.8 million of consumables. We believe the decrease in bulk purchases can be attributed to several factors including (1) purchases in prior periods of significant volumes of consumables related to the conversion of our partners’ assay product portfolios from carboxyl beads to magnetic beads primarily in anticipation of the release of our new MagPix™ system in 2010; (2) volume reductions in bulk purchases from several of our partners as a result of a reduction in total consumable needs subsequent to the regulatory clearance and commercialization phases of development of new products and transitioning product lines; (3) increased attention on inventory management by our partners during 2009 as a result of the macro economic climate and (4) an increase in our partners’ focus on generating current revenue from commercialized products. The success of our partners’ commercialization efforts is reflected in the rising level of royalties and reported royalty bearing sales during the period over which the consumable revenue has declined. Reported royalty bearing sales have increased by 17% from $63.6 million in the third quarter of 2008 to $74.6 million in the third quarter of 2009.
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
Future Operations
     We expect continued revenue growth to be driven by continued adoption of our core technology coupled with assay introduction and commercialization by the Assay Segment and our partners. We anticipate continued revenue concentration in our high margin items (assays, consumables and royalties) contributing to favorable, but variable gross margin percentages. Additionally, we believe that a sustained investment in R&D is necessary in order to meet the needs of our marketplace and provide a sustainable new product pipeline. Therefore, we estimate that R&D expenditures will increase in absolute dollars over time, but decrease as a percentage of total revenue towards our long term target of 15% of revenue. We could experience volatility in R&D expenses as a percentage of revenue on a quarterly basis.
     We expect our primary challenges throughout the remainder of 2009 to be:
•	the timing effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users;

•	continued adoption and development of partner products incorporating Luminex technology;

•	commercialization, regulatory acceptance and market adoption of output from the Assay Segment; and

•	the expansion and enhancement of our installed base and leadership position within our identified target market segments.

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
     Management believes there have been no significant changes during the quarter ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 10-K.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008
     Selected consolidated financial data for the three months ended September 30, 2009 and 2008 is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
Revenue	$29,118	$28,897
Gross profit	$18,771	$19,554
Gross profit margin percentage	64%	68%
Operating expenses	$19,283	$16,573
Income (loss) from operations	$(512)	$2,981
     Total revenue increased to $29.1 million for the three months ended September 30, 2009 from $28.9 million for the comparable period in 2008. We experienced revenue growth in system placements, due to the return of demand for our LX 200 instrument as capital budgets became available and the introduction of our 3D product in the second quarter of 2009 and an increase in assay and royalty revenue as a result of the success of our Cystic Fibrosis (CF) and Respiratory Viral Panel (RVP) product lines. This revenue growth was largely offset by a decrease in consumable sales. System sales for the third quarter of 2009 increased to 259 systems from 239 systems for the corresponding prior year period bringing total system sales since inception to 6,514 as of September 30, 2009.
     A breakdown of revenue for the three months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
System sales	$9,166	$7,788
Consumable sales	6,062	8,340
Assay revenue	6,199	5,897
Royalty revenue	4,699	3,865
Service contracts	1,491	1,429
Other revenue	1,501	1,578

	$29,118	$28,897

     We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 27% of consolidated total revenue in the third quarter of 2009 (14% and 13%, respectively). For comparative purposes, these same two customers accounted for 35% of total revenue (17% and 18%, respectively) in the third quarter of 2008. The decrease in percentage of total revenue represented by our two largest customers is due to the decrease in the dollar amount of bulk purchases by these two customers due to the varying consumable needs during the regulatory clearance and commercialization phases of development of our partners’ products in a new market and the economic environment as discussed in the Overview section above. No other customer accounted for more than 10% of total revenue in this quarter.

     Gross profit margin percentage decreased to 64% for the three months ended September 30, 2009 from 68% for the comparable period in 2008 due to the increase in system sales, a lower margin item, in the three months ended September 30, 2009. The increase in operating expenses from $16.6 million for the third quarter of 2008 to $19.3 million for the third quarter of 2009 is primarily a result of additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees as headcount has increased from 381 to 423 from September 30, 2008 to September 30, 2009. Net operating income decreased due to the decrease in gross profit margin percentage and the increase in operating expenses. See additional discussions by segment below.
Technology Segment
     Selected financial data for our Technology Segment for the three months ended September 30, 2009 and 2008 is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
Revenue	$22,031	$22,582
Gross profit	$13,767	$14,541
Gross profit margin percentage	62%	64%
Operating expenses	$13,218	$11,313
Income from operations	$549	$3,228
     Revenue. Total revenue for our Technology Segment decreased by 2% to $22.0 million for the three months ended September 30, 2009 from $22.6 million for the comparable period in 2008. The decrease in revenue was primarily attributable to a decrease in consumable sales offset by an increase in system sales and royalty revenue. Two customers accounted for 35% of total Technology Segment revenue in the third quarter of 2009 (19% and 16%, respectively). For comparative purposes, these same two customers accounted for 44% of total Technology Segment revenue 21% and 23%, respectively) in the third quarter of 2008. The decrease in percentage of total revenue represented by our two largest customers is due to a decrease in the dollar amount of bulk purchases by our two largest customers as discussed in the Overview section above.
     A breakdown of revenue in the Technology Segment for the three months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
System sales	$8,501	$7,483
Consumable sales	6,052	8,328
Royalty revenue	4,699	3,865
Service contracts	1,419	1,403
Other revenue	1,360	1,503

	$22,031	$22,582

     System and peripheral component sales increased by 14% to $8.5 million for the three months ended September 30, 2009 from $7.5 million for the comparable period of 2008. The Technology Segment sold 243 of the 259 total system sales in the three months ended September 30, 2009. For the three months ended September 30, 2009, five of our partners accounted for 194, or 80%, of total Technology Segment systems sold for the period. In the three months ended September 30, 2008, the top five partners purchased 178, or 77%, of total Technology Segment system sales.

     Consumable sales, comprised of microspheres and sheath fluid, decreased 27% to $6.1 million for the three months ended September 30, 2009 from $8.3 million for the three months ended September 30, 2008. This is primarily the result of a decrease in bulk purchases as described in the Overview above. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended September 30, 2009, we had 13 bulk purchases of consumables totaling approximately $4.3 million as compared with 14 bulk purchases totaling approximately $7.0 million in the three months ended September 30, 2008. Partners who reported royalty bearing sales accounted for $4.2 million, or 69%, of total consumable sales for the three months ended September 30, 2009 compared to $7.7 million, or 92%, of total consumable sales for the three months ended September 30, 2008.
     Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 22% to $4.7 million for the three months ended September 30, 2009 compared with $3.9 million for the three months ended September 30, 2008. We believe this is primarily the result of our increased cumulative instrument placements, menu expansion, and utilization of our partners’ assays on our technology. We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended September 30, 2009, we had 30 commercial partners submitting royalties as compared to 32 for the three months ended September 30, 2008. One of our partners reported royalties totaling approximately $1.7 million or 36% of total royalties for the quarter ended September 30, 2009 compared to $1.4 million or 36% for the quarter ended September 30, 2008. Two other customers reported royalties totaling approximately $1.2 million or 25% (14% and 11%, respectively) of total royalties for the quarter ended September 30, 2009. No other customer accounted for more than 10% of total royalty revenue for the quarter ended September 30, 2009. Total royalty bearing sales reported to us by our partners were over $74 million for the quarter ended September 30, 2009 compared with over $63 million for the quarter ended September 30, 2008.
     Service contracts revenue, comprised of extended warranty contracts earned ratably over the term of a contract, remained flat at $1.4 million for the third quarter of 2009 compared to $1.4 million for the third quarter of 2008. At September 30, 2009 and 2008, we had 1,053 and 981 Luminex systems, respectively, covered under extended service agreements.
     Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, decreased by 9% to $1.4 million for the three months ended September 30, 2009 from $1.5 million for the three months ended September 30, 2008. This decrease is primarily the result of a decrease in shipping revenue and miscellaneous part sales.
     Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Technology Segment decreased to 62% for the three months ended September 30, 2009 from 64% for the three months ended September 30, 2008. Gross profit for the Technology Segment decreased to $13.8 million for the three months ended September 30, 2009, as compared to $14.5 million for the three months ended September 30, 2008. The decrease in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items. System sales, a lower margin item, comprised 39% of total Technology Segment revenue for the three months ended September 30, 2009 compared to 33% for the three months ended September 30, 2008. Consumables, one of our higher margin items, comprised $6.1 million, or 27%, of Technology Segment revenue for the three months ended September 30, 2009 and $8.3 million, or 37%, of Technology Segment revenue for the quarter ended September 30, 2008. The decrease in gross profit was primarily attributable to the overall decrease in revenue coupled with the decrease in gross margin.
     Research and development expense. Research and development expenses for the Technology Segment increased to $3.1 million for the three months ended September 30, 2009 from $2.6 million for the comparable period in 2008. The increase was primarily related to increases in materials and supplies for the expansion and development of our systems and applications for use on our platforms as well as additional personnel costs related to the appointment of our new Vice President of Systems Research and Development in the third quarter of 2009.

     Selling, general and administrative expense. Selling, general and administrative expense for the Technology Segment increased to $10.1 million for the three months ended September 30, 2009 from $8.7 million for the comparable period in 2008. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in selling, general, and administrative employees and contract employees of the Technology Segment to 111 at September 30, 2009 from 97 at September 30, 2008.
     Other income, net. Other income decreased to $144,000 for the three months ended September 30, 2009 from $490,000 for the comparable period in 2008. The decrease is primarily due to the decrease in the average rate earned on our current invested balances from 2.0% at September 30, 2008 to 0.5% at September 30, 2009. This decrease is the result of an overall decrease in market rates compared to the prior year period.
Assay Segment
     Selected financial data for our Assay Segment for the three months ended September 30, 2009 and 2008 is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
Revenue	$7,087	$6,315
Gross profit	$5,004	$5,013
Gross profit margin percentage	71%	79%
Operating expenses	$6,065	$5,260
Loss from operations	$(1,061)	$(247)
     A breakdown of revenue in the Assay Segment for the three months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
System sales	$665	$305
Consumable sales	10	12
Assay revenue	6,199	5,897
Service contracts	72	26
Other revenue	141	75

	$7,087	$6,315

     Revenue. Total revenue for our Assay Segment increased by 12% to $7.1 million for the three months ended September 30, 2009 from $6.3 million for the comparable period in 2008. The increase in revenue was primarily attributable to an increase in system revenue and assay revenue, driven primarily by increased sales of our RVP product due to the 2009 novel influenza H1N1. The majority of our Assay Segment revenues are generated from the sale of test kits. As a result of the launch of our RVP product in January 2008, our top two products in the third quarter of 2009 were CF and RVP, which represented over 87% of total assay revenue for the three months ended September 30, 2009. The top five customers, by revenue, accounted for 83% of total Assay Segment revenue for the three months ended September 30, 2009 compared to 71% of total Assay Segment revenue for the three months ended September 30, 2008. In particular, three customers accounted for 67% of total Assay Segment revenue (36%, 18% and 13%, respectively) for the three months ended September 30, 2009. No other customer accounted for more than 10% of total Assay Segment revenue. During the three months ended September 30, 2009, our Assay Segment sold sixteen systems. Other revenue includes shipping revenue and training revenue.

     Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Assay Segment decreased to 71% for the three months ended September 30, 2009 from 79% for the three months ended September 30, 2008. Gross profit for the Assay Segment remained flat at $5.0 million for the three months ended September 30, 2009 and September 30, 2008. The decrease in gross profit margin percentage was primarily attributable to a contractual amendment with a partner resulting in a positive pricing adjustment of $327,000 in the third quarter of 2008 and accelerated amortization of a license agreement related to the termination of a supply contract associated with our FlexmiR product line.
     Research and development expense. Research and development expenses for our Assay Segment were $2.5 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively. The increase in research and development expenses was primarily due to increased activity for clinical trials and FDA submissions related to our assay development.
     Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the Assay Segment were $3.5 million and $3.4 million for the three months ended September 30, 2009 and 2008, respectively.
NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008
     Selected consolidated financial data for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Revenue	$82,476	$76,250
Gross profit	$55,639	$51,374
Gross profit margin percentage	67%	67%
Operating expenses	$53,538	$50,175
Income from operations	$2,101	$1,199
     Total revenue increased by 8% to $82.5 million for the nine months ended September 30, 2009 from $76.3 million for the comparable period in 2008. The increase in revenue was attributable to an increase of $4.9 million in assay revenue in the Assay Segment and continued growth in royalty revenue in the Technology Segment, offset by a decrease in consumable sales. System sales for the nine months ended September 30, 2009 decreased to 620 systems from 662 systems for the nine months ended September 30, 2008 bringing total system sales since inception to 6,514 as of September 30, 2009.
     A breakdown of revenue for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
System sales	$21,404	$20,733
Consumable sales	20,347	23,397
Assay revenue	18,164	13,268
Royalty revenue	13,524	10,855
Service contracts	4,347	3,926
Other revenue	4,690	4,071

	$82,476	$76,250

     We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 29% of consolidated total revenue in the nine months ended September 30, 2009 (17% and 12%, respectively). For comparative purposes, these same two customers accounted for 36% of total revenue (20% and 16%, respectively) in the nine months ended September 30, 2008. No other customer accounted for more than 10% of total revenue in the nine months ended September 30, 2009. Our two largest customers are customers of our Technology Segment. The decrease in percentage of total revenue represented by our two largest customers is the result of the shift in revenue allocation from the Technology Segment to the Assay Segment. For the nine months ended September 30, 2009, Assay Segment revenue represented 24% of total revenue, while Assay Segment revenue represented 19% of total revenue for the nine months ended September 30, 2008. In addition, there was a decrease in the dollar amount of bulk purchases by our two largest customers due to the varying consumable needs during the regulatory clearance and commercialization phases of development of our partners’ products and the economic environment as discussed in the Overview section above.
     Gross profit margin percentage remained flat at 67% for the nine months ended September 30, 2009 and September 30, 2008. The increase in operating expenses from $50.2 million for the nine months ended September 30, 2008 to $53.5 million for the nine months ended September 30, 2009 reflects growth in the Assay Segment, additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees to 423 at September 30, 2009 from 381 at September 30, 2008, and a payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR product line. We launched our next generation FlexmiR product line in July 2009. This termination is not expected to affect FlexmiR product supply to customers. Net operating income increased as a result of the increase in revenues in 2009. Other income, net decreased to $593,000 for the nine months ended September 30, 2009 from $629,000 for the comparable period in 2008 due to a decrease in the average rate earned on invested balances offset by $412,000 in costs recorded in the nine months ended September 30, 2008 related to a potential acquisition that did not occur. The average rate earned on current invested balances decreased to 0.7% for the nine months ended September 30, 2009 from 2.5% for the nine months ended September 30, 2008. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period. See additional discussions by segment below.
Technology Segment
     Selected financial data for our Technology Segment for the nine months ended September 30, 2009 and 2008 is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Revenue	$62,595	$61,496
Gross profit	$41,308	$40,356
Gross profit margin percentage	66%	66%
Operating expenses	$35,855	$33,768
Income from operations	$5,453	$6,588
     Revenue. Total revenue for our Technology Segment increased by 2% to $62.6 million for the nine months ended September 30, 2009 from $61.5 million for the comparable period in 2008. The increase in revenue was primarily attributable to an increase in royalty revenue as a result of the continued acceptance and utilization of our technology in the marketplace offset by decreases in consumable sales. Two customers accounted for 38% of total Technology Segment revenue in the nine months ended September 30, 2009 (23% and 15%, respectively). For comparative purposes, these same two customers accounted for 45% of total Technology Segment revenue (25% and 20%, respectively) in the nine months ended September, 30 2008. The decrease in percentage of total revenue represented by our two largest customers is due to a decrease in the dollar amount of bulk purchases by our two largest customers as discussed in the Overview section above.

     A breakdown of revenue in the Technology Segment for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
System sales	$20,231	$19,506
Consumable sales	20,302	23,365
Royalty revenue	13,524	10,855
Service contracts	4,144	3,888
Other revenue	4,394	3,882

	$62,595	$61,496

     System and peripheral component sales increased by 4% to $20.2 million for the nine months ended September 30, 2009 from $19.5 million for the comparable period of 2008. The Technology Segment sold 591 of the 620 total system sales in the nine months ended September 30, 2009. For the nine months ended September 30, 2009, five of our partners accounted for 400, or 68%, of total technology segment system sales for the period. Five of our partners accounted for 455, or 72%, of total technology segment system sales for the nine months ended September 30, 2008.
     Consumable sales decreased by 13% to $20.3 million for the nine months ended September 30, 2009 from $23.4 million for the nine months ended September 30, 2008. This is primarily the result of a decrease in the number and average dollar amount of bulk purchases as described in the Overview section above. During the nine months ended September 30, 2009, we had 37 bulk purchases of consumables totaling approximately $15.8 million, or 78% of total consumable sales for the nine months ended September 30, 2009 as compared with 39 bulk purchases totaling approximately $19.4 million, or 83% of total consumable sales for the nine months ended September 30, 2008. Partners who reported royalty bearing sales accounted for $16.4 million, or 81%, of total consumable sales for the nine months ended September 30, 2009. As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.
     Royalty revenue increased by 25% to $13.5 million for the nine months ended September 30, 2009 compared with $10.9 million for the nine months ended September 30, 2008. We believe this is primarily the result of the increased use and acceptance of our technology. We expect modest fluctuations in the number of commercial partners submitting royalties period to period based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the nine months ended September 30, 2009, we had 39 commercial partners submitting royalties as compared to 34 for the nine months ended September 30, 2008. One of our partners reported royalties totaling approximately $4.6 million or 34% of total royalties for the nine months ended September 30, 2009 compared to $3.4 million or 29% of total royalties for the nine months ended September 30, 2008. Two other customers reported royalties totaling approximately $3.2 million or 24% (14% and 10%, respectively) of total royalties for the nine months ended September 30, 2009. No other customer accounted for more than 10% of total royalty revenue for the nine months ended September 30, 2009. Total royalty bearing sales reported to us by our partners were over $206 million for the nine months ended September 30, 2009, compared with over $172 million for the nine months ended September 30, 2008 and over $238 million for the year ended December 31, 2008.
     Service contracts revenue increased by 7% to $4.1 million for the nine months ended September 30, 2009 from $3.9 million for the nine months ended September 30, 2008. This increase is attributable to additional resources allocated to the sale of extended service agreements resulting in increased penetration. At September 30, 2009 and 2008, we had 1,053 and 981 Luminex systems, respectively, covered under extended service agreements.
     Other revenues increased by 13% to $4.4 million for the nine months ended September 30, 2009 from $3.9 million for the nine months ended September 30, 2008. This increase is primarily the result of an increase in grant revenue.

     Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Technology Segment remained flat at 66% for the nine months ended September 30, 2009 and September 30, 2008. Gross profit for the Technology Segment increased to $41.3 million for the nine months ended September 30, 2009, as compared to $40.4 million for the nine months ended September 30, 2008. The increase in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue. Royalties, one of our higher margin items, comprised $13.5 million, or 22%, of Technology Segment revenue for the nine months ended September 30, 2009 and $10.9 million, or 18%, of Technology Segment revenue for the nine months ended September 30, 2008. We anticipate continued fluctuation in gross margin rate and related gross profit for the Technology Segment primarily as a result of variability in partner bulk purchases and absolute number of quarterly system sales.
     Research and development expense. Research and development expenses for the Technology Segment remained at $8.0 million for the nine months ended September 30, 2009 and for the comparable period in 2008. The number of research and development employees and contract employees for the Technology Segment remained relatively flat at 74 at September 30, 2009 from 73 at September 30, 2008.
     Selling, general and administrative expense. Selling, general and administrative expense for the Technology Segment increased to $27.9 million for the nine months ended September 30, 2009 from $25.8 million for the comparable period in 2008. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in selling, general, and administrative employees and contract employees of the Technology Segment to 111 at September 30, 2009 from 97 at September 30, 2008.
Assay Segment
     Selected financial data for our Assay Segment for the nine months ended September 30, 2009 and 2008 is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Revenue	$19,881	$14,754
Gross profit	$14,331	$11,018
Gross profit margin percentage	72%	75%
Operating expenses	$17,683	$16,407
Loss from operations	$(3,352)	$(5,389)

     A breakdown of revenue in the Assay Segment for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
System sales	$1,173	$1,227
Consumable sales	45	32
Assay revenue	18,164	13,268
Service contracts	203	38
Other revenue	296	189

	$19,881	$14,754

     Revenue. Total revenue for our Assay Segment increased by 35% to $19.9 million for the nine months ended September 30, 2009 from $14.8 million for the comparable period in 2008. The increase in revenue was primarily attributable to a 37% increase in assay revenue, driven primarily by increased sales of RVP due to the 2009 novel influenza H1N1. The majority of our Assay Segment revenues are generated from the sale of test kits. Historically, over 70% of our total assay revenue was derived from our CF product line. As a result of the launch of our RVP product in January 2008, our top two products in the nine months ended September 30, 2009 were CF and RVP, which together represented 85% of total assay revenue. The top five customers, by revenue, accounted for 76% of total Assay Segment revenue for the nine months ended September 30, 2009. In particular, three customers accounted for 61% of total assay segment revenue (28%, 18%, and 15%, respectively) for the nine months ended September 30, 2009. Three customers accounted for 56% of total assay segment revenue (25%, 21% and 10%, respectively) for the nine months ended September 30, 2008. No other customer accounted for more than 10% of total Assay Segment revenue. During the nine months ended September 30, 2009, our Assay Segment sold 29 systems. Other revenue includes shipping revenue and training revenue.
     Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the Assay Segment decreased to 72% for the nine months ended September 30, 2009 from 75% for the nine months ended September 30, 2008. Gross profit for the Assay Segment increased to $14.3 million for the nine months ended September 30, 2009, as compared to $11.0 million for the nine months ended September 30, 2008. The decrease in gross profit margin percentage was primarily attributable to a contractual amendment with a partner resulting in a positive pricing adjustment of $327,000 in the third quarter of 2008 and accelerated amortization of a license agreement related to the termination of a supply contract associated with our FlexmiR product line. The increase in gross profit was primarily attributable to the overall increase in revenue offset by the decrease in gross margin.
     Research and development expense. Research and development expenses for our Assay Segment were $7.2 million and $5.9 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in research and development expenses was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in research and development employees and contract employees of the Assay Segment to 57 at September 30, 2009 from 47 at September 30, 2008.
     Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the Assay Segment were $10.4 million and $10.5 million for the nine months ended September 30, 2009 and 2008, respectively. The slight decrease in selling, general, and administrative expenses is primarily due to a decrease in marketing expenses, outside services and legal fees, offset by a payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR product line. We launched our next generation FlexmiR in July 2009. This termination is not expected to affect FlexmiR product supply to customers.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2009	2008
	(in thousands)	(in thousands)
Cash and cash equivalents	$78,740	$81,619
Short-term investments	16,516	40,501
Long-term investments	19,722	2,000

	$114,978	$124,120

     At September 30, 2009, we held cash and cash equivalents, short-term investments, and long-term investments of $115.0 million and had working capital of $113.4 million. At December 31, 2008, we held cash and cash equivalents, short-term investments, and long-term investments of $124.1 million and had working capital of $131.5 million. The decrease in cash, cash equivalents and short-term investments is primarily attributable to capital expenditures and an increase in our accounts receivable as of September 30, 2009.
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
     Cash provided by operating activities was $6.3 million for the three months ended September 30, 2009, compared with cash provided by operating activities of $3.7 million for the three months ended September 30, 2008. Significant items affecting operating cash flows for the three months ended September 30, 2009 were an increase in accounts payable of $1.4 million, depreciation and amortization of $2.1 million and stock-based compensation of $2.2 million.
     Cash provided by investing activities was $6.4 million for the three months ended September 30, 2009, compared with cash used in investing activities of $28.3 million for the three months ended September 30, 2008. In the third quarter of 2009, our purchases of securities decreased as we decided to hold maturing short-term investments in cash and cash equivalents. In addition, our capital expenditures for property, plant, and equipment increased to $3.5 million and $8.6 million for the three and nine months ended September 30, 2009, respectively, compared to $0.9 million and $2.7 million for the three and nine months ended September 30, 2008, respectively. The capital expenditures were primarily related to leasehold improvements for additional space leased in the U.S. and the Netherlands, acquisitions of FLEXMAP 3D systems for internal use, and purchases of equipment for our business continuity site.
     Our operating expenses during the three months ended September 30, 2009 were $19.3 million, of which $5.6 million was research and development expense and $13.6 million was selling, general and administrative expense, including the amortization of acquired intangibles. We expect our investment in research and development will increase in absolute dollars, but decrease as a percentage of revenue as a result of our continuing investment in the research and development pipeline to support our strategy and expanded focus on product and platform development. In the longer term, we expect total expense as a percentage of revenue to decrease towards our long term target of 15% of total revenue. We currently expect selling, general, and administrative expenses as a percentage of revenue for 2009, excluding the impact of foreign exchange on foreign denominated balances, to be lower than in 2008.

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
     To the extent capital resources are insufficient to meet future capital requirements we will have to raise additional funds to continue the development and deployment of our technologies or the acquisition of new products or technologies. There can be no assurance that debt or equity funds will be available on favorable terms, if at all, particularly given the current state of the capital markets. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms.

Contractual Obligations
     As of September 30, 2009, we had approximately $10.6 million in non-cancelable obligations for the following 12 months. These obligations are included in our estimated cash usage described below. The following table reflects our total current non-cancelable obligations by period as of September 30, 2009 (in thousands):

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Non-cancelable rental obligations	$11,119	$2,227	$4,369	$3,617	$906
Non-cancelable purchase obligations (1)	$12,568	7,700	1,348	1,288	2,232
Long-term debt obligations (2)	$5,247	672	2,050	1,356	1,169
Capital lease obligations	$27	26	1	—	—

Total (3)	$28,961	$10,625	$7,768	$6,261	$4,307

(1)	Purchase obligations include contractual arrangements in the form of purchase orders primarily as a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met.

(2)	On December 12, 2003, LMD entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (Cdn) $7.3 million relating to the development of several genetic tests. This agreement was amended in March 2009. Funds were advanced from Technology Partnerships Canada (TPC), a special operating program. The actual payments we received were predicated on eligible expenditures made during the amended project period which ended July 31, 2008. LMD has received Cdn $4.9 million from TPC which is expected to be repaid along with approximately Cdn $1.6 million of imputed interest for a total of approximately Cdn $6.5 million.

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

(3)	Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at September 30, 2009, Luminex is unable to make reasonable reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore, $251,000 of unrecognized tax benefits have been excluded from the contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. Our investment portfolio includes cash and cash equivalents, short-term investments and long-term investments. Our interest income is sensitive to changes in the general level of domestic interest rates. A 50 basis point fluctuation from average investment returns at September 30, 2009 would yield an approximate 1.4% variance in overall investment return. Due to the types of investments that we hold, we believe that there is currently no material market risk exposure.
     Foreign Currency Risk. As of September 30, 2009, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary, LMD, are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. and Canadian Dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an immaterial foreign exchange impact. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.
     In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Aggregate foreign currency transaction loss of $57,000 was included in determining our consolidated results of operations for the three months ended September 30, 2009.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On July 24, 2009, we notified Abbott Molecular Inc. of our intent to convert its right to distribute Luminex’s xTAG® Respiratory Viral Panel (“RVP”) from exclusive to non-exclusive on a worldwide basis under the Distribution Agreement, dated February 1, 2008, between Abbott Molecular and LMD.  On September 11, 2009, Abbott Molecular Inc. notified us that it intended to exercise its right to seek arbitration under the Distribution Agreement. Among other matters, Abbott is disputing LMD’s right to terminate Abbott’s exclusive right to distribute RVP under the Agreement.  Irrespective of the result of the arbitration, Abbott will continue to maintain the right to distribute RVP.  The binding arbitration is currently scheduled for December 14, 2009.  At this time, we cannot assess the probability of the various potential outcomes of this arbitration.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The stock repurchase activity for the third quarter of 2009 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Appromixate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans or Programs	Programs

07/01/09 - 07/31/09	650	17.70	—	—
08/01/09 - 08/31/09	16,257	17.71	—	—
09/01/09 - 09/30/09	72	18.13	—	—

Total Third Quarter	16,979	17.71	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description of Documents

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2009	LUMINEX CORPORATION
	By:	/s/ Harriss T. Currie
Harriss T. Currie
Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ Patrick J. Balthrop, Sr.
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