Form 10-K
period 2009-12-31
LUMINEX CORP
filed 2010-02-25
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGT0N, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009
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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based on the closing sale price of common stock on The NASDAQ Global Market on June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $683,940,619 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates”.
There were 41,844,572 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on February 23, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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
•
the impact of the ongoing uncertainty in U.S. and global finance markets and changes in government funding, including its effects on the capital spending policies of our partners and end users and their ability to finance purchases of our products;

•
concentration of our revenue in a limited number of strategic partners some of which may be experiencing decreased demand for their products utilizing or incorporating our technology and budget or finance constraints in the current economic environment or periodic variability in their purchasing patterns or practices;

•	fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, bulk purchases of consumables, fluctuations in product mix, and the seasonal nature of some of our assay products;
•	our ability to obtain and enforce intellectual property protections on our products and technologies;
•	reliance on third party distributors for distribution of specific assay products;
•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;
•	potential shortages, or increases in costs, of components or other disruptions to our manufacturing operations;
•	competition;
•	our ability to successfully launch new products;
•	the timing of regulatory approvals;
•	the implementation, including any modification, of our strategic operating plans;
•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us;
•	risks relating to our foreign operations; and
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

Luminex®, xMAP®, xTAG®, Luminex® 100™, Luminex® 200™, Luminex® XYP™, Luminex® SD™, Luminex HTSTM, FLEXMAP 3D®, MicroPlex®, MagPix™, MagPlex®, SeroMAP™, xPONENT®, and FlexmiR® are trademarks of Luminex Corporation. This report also refers to trademarks, service marks and trade names of other organizations.

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
The technology segment was initially built around strategic partnerships. As of December 31, 2009, we had approximately 68 strategic partners, 39 of which have developed reagent-based products utilizing our technology. Luminex and these partners have sold over 6,760 xMAP-based instruments in laboratories worldwide as of December 31, 2009. We license our xMAP technology to our partners, who then develop products that incorporate the xMAP technology into products that they sell to end users. We also develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. When our partners sell xMAP-based reagent consumable products or xMAP-based testing services, which run on the xMAP instrumentation, to end users, such as testing laboratories, we obtain a royalty on the sales from the partner. Luminex was founded on this model, and much of our success to date has been due to this model.
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
LMD, which we created upon our acquisition of Tm Bioscience in March 2007, is focused on multiplexed applications for the human molecular clinical diagnostics market. Tm Bioscience focused on the three segments of the genetic testing market for which it was developing products: human genetics, personalized medicine and infectious disease. Tm Bioscience had established a solid position in the marketplace with their product development and FDA-compliant manufacturing capabilities. We substantially completed the integration of Tm Bioscience during 2007, and we believe that with Tm Bioscience fully integrated, we are in a position to take advantage of the complementary strengths of both companies in molecular diagnostics. In January 2008, the assay segment launched xTAG® Respiratory Viral Panel (RVP), which is the first Food and Drug Administration (FDA) cleared assay to simultaneously detect and identify 12 viruses and viral subtypes that together are responsible for more than 85 percent of respiratory viral infections.

We have established a leading position in several segments of the life sciences industry by developing and delivering products that meet customer and partner needs in specific market segments, including multiplexing, accuracy, precision, sensitivity, specificity, reduction of labor and ability to test for proteins and nucleic acids. These needs are addressed by our proprietary technology, xMAP Technology, which allows the end user in a laboratory to perform biological testing in a multiplexed format. Multiplexing allows for many different laboratory results to be generated from one sample at one time. This is important because our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology such as xMAP, the laboratory professional had to perform one test on one sample in a sequential manner, and if additional testing was required on that sample, a second procedure would be performed to generate the second result, and so on until all the necessary tests were performed. By using xMAP technology, these end users have the opportunity to become more efficient by generating multiple simultaneous results per sample. We believe that this technology may also offer advantages in other industries, such as the food safety/animal health, newborn screening and bio-defense/bio-threat markets. Using the products Luminex has available today, up to 500 simultaneous analyte results can be generated from a single sample.
Luminex was incorporated under the laws of the State of Texas in May 1995, and we began commercial production of our Luminex 100 System in 1999. We were reincorporated in the State of Delaware in July 2000. Our shares of common stock are traded on the Nasdaq Global Market under the symbol “LMNX.” Our principal executive offices are located at 12212 Technology Blvd., Austin, Texas 78727, and our telephone number is (512) 219-8020. Our website address is www.luminexcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Information contained or accessible on our website is not incorporated by reference into this report and such information should not be considered to be part of this report except as expressly incorporated herein. The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s website at http://www.sec.gov. The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Questions regarding the public reference room may be directed to the SEC at 1-800-732-0330.
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
The life sciences customer can purchase bioassays in the form of complete off-the-shelf kits, develop them internally or utilize a customized service to meet their specific needs. Although it is important to note that xMAP technology is relevant to a subset of the total life sciences market, based on external market research data, we believe the total global market for tools and consumables used in drug discovery and development, clinical diagnostics and biomedical research represented a market of approximately $45 billion in end user sales in 2008, growing at an estimated 6% annually.

The table below briefly describes the key bioassay technologies in the life sciences industry:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED

BioChips/Microarrays	High-density arrays of DNA fragments or proteins attached to a flat glass or silicon surface	Biomedical research and select clinical diagnostics

Automated Immunoassays	Automated test tube-based instruments used for detecting antibodies, proteins and other analytes	Clinical diagnostics

Gels and blots	Physical separation of molecules or analytes for visualization	Clinical diagnostics and biomedical research

PCR methods	Tests which use polymerase chain reaction (PCR) technology to test DNA and ribonucleic acid (RNA)	Nucleic acid testing in clinical diagnostics and biomedical research

Microfluidics chips	Miniaturized liquid handling system on a chip	Biomedical research

Microtiter-plate based assays	Plastic trays with discrete wells in which different types of assays are performed, usually Enzyme-Linked Immuno-Sorbent Assay (ELISA) tests	Drug discovery, clinical diagnostics and biomedical research

Genotyping technologies	DNA primers or probes designed to identify small differences between DNA targets using methods such as primer extension assays, ligation assays, cleavage assays or hybridization assays, sequencing and others	Drug discovery, clinical diagnostics and biomedical research

Gene expression technologies	DNA primers or probes designed to measure the degree of transcriptional activity of a specific gene, indicating how active the cells are in making the protein encoded by that gene	Drug discovery, clinical diagnostics and biomedical research
Based on external market research data and our own internal estimates, we believe the potential life sciences market directly addressed by our xMAP technology was approximately $2.1 billion in 2008 and that it will reach $3.3 billion by 2012. In addition, we are also focused on other specialty market segments, including food safety/animal health, newborn screening and bio-defense/bio-threats. With only limited market penetration of our multiplexing xMAP technology thus far in the key market segments referenced above, we believe there remain significant growth opportunities for Luminex and our strategic partners in each of these markets.

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

xMAP technology has been designed to simultaneously perform up to 500 distinct bioassays in a single tube or well of a microtiter plate using only a small amount of sample. Moreover, unlike most existing technologies that are dedicated to only one type of bioassay, xMAP can perform multiple types of assays including enzymatic, genetic and immunologic tests on the same instrumentation platform.

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

xMAP technology has an advantage due to its ability to analyze both proteins and nucleic acids. This allows customers to utilize a single platform to evaluate samples across more biological parameters and generate a more complete assessment of these samples. Alternative technologies are restricted to either proteins or nucleic acid, requiring customers to use two or more technologies from other vendors to get the same information.

•	High throughput

Our technology can perform up to 500 tests in a single well permitting up to 96,000 unattended tests to be detected in approximately an hour with only a small amount of sample. Rapid sample analysis permits efficient use for high-throughput applications.

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

Polystyrene microspheres, approximately 5.6 microns in diameter, are a fundamental component of the xMAP technology. We purchase and manufacture microspheres and, in a proprietary process, dye them with varying intensities of proprietary dyes to achieve up to 500 distinct colors. The specific dye proportions permit each color-coded microsphere to be readily identified based on its distinctive fluorescent signature. Our customers create bioassays by attaching different biochemical reactants to each distinctly colored microsphere set. These unique reactants bind, or capture, specific substances present in the test sample. The microsphere sets can then be combined in test panels as required by the user, with a maximum of 500 tests per panel. Customers can order either standard microspheres or magnetic microspheres.

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
We have an active product development pipeline of both instrument systems and assays. Our new instrument, FLEXMAP 3D® was market released in June 2009 to complement our current instrument offerings. The FLEXMAP 3D system has twice the throughput of our LX 200 instrument and will detect, via multiplexing, up to 500 distinct biomarkers simultaneously in a single assay. This is a five fold increase in multiplexing capability over our LX200 instrument. The FLEXMAP 3D system, with these enhanced capabilities, will support our market expansion into new testing segments in both research and clinical testing markets in which high-throughput and/or high-multiplexing are key customer requirements.
In addition to FLEXMAP 3D, we have a new instrument platform under development we refer to internally as MagPix™. Market release of the MagPix is expected in the latter half of 2010. MagPix is an innovative technology platform using our proprietary xMAP magnetic microspheres. By virtue of its small size and ease of use, we believe MagPix will enhance the adoption of our xMAP technology in our existing markets and allow us to expand xMAP into emerging markets including research, clinical and bio-threat testing segments with lower throughput and lower multiplexing requirements, but with increased focus on capital cost considerations.
We have multiple assay development activities ongoing in the assay segment. The assay segment has assay development programs focused in the areas of human genetics, pharmacogenetics, infectious disease, newborn screening, agricultural testing, and bio-threat. In 2010, we have plans to submit certain assay products to regulatory authorities for clearance in order to comply with established guidelines across the jurisdictions in which we participate.
Business Strategy
Our primary goal continues to be the establishment of Luminex as an industry leader and xMAP technology as the industry standard for performing bioassays by transforming Luminex from a technology-based company to a market-driven, customer-focused company. To achieve this goal, we have implemented and are pursuing the following strategies:
•	Focus on key market segments

We have identified the following key market segments: (i) life sciences research profile oriented screening and secondary screening, (ii) life sciences research RNA profiling and transcriptional screening, (iii) genetic molecular infectious disease testing, and (iv) immunodiagnostics. In addition to the segments listed above, we have identified other potential market opportunities in the applied markets such as bio-defense, or bio-threat testing, and food safety and animal health testing. We will continue to employ both a partnership driven business model focused on selected key segments and a product driven business model in other key segments, working with distributors.

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

Currently, 39 of our approximately 68 strategic partners have developed reagent-based products utilizing the Luminex platform and are submitting royalties. We also have strategic partners who distribute Luminex products. During 2009, the 39 strategic partners who have commercialized reagent-based products accounted for approximately 58% of our total revenue and all of our strategic partners represented approximately 77% of our total revenue. We intend to broaden and accelerate market acceptance of xMAP technology through development, marketing and distribution partnerships with leaders in the life sciences industry. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base. Furthermore, our partners’ investments in research and development for xMAP applications provide Luminex users with more menu options than we can presently generate ourselves.

•	Develop and deliver market-leading assay products

We are focused on maximizing the value we provide our stockholders, partners and end user customers by developing internally and co-developing with partners content applications based on customers’ needs in key market segments. We believe that by enhancing both our partner driven model and our direct efforts with the delivery of value-added assay content, Luminex should be able to gain greater control over product development, market penetration and commercialization.

•	Develop next generation products

Our research and development group is pursuing projects such as the development of consumables, automation, software and the expansion and enhancement of our multiplexing capabilities to advance our xMAP technology and its market acceptance. We are also collaborating with industry participants, biomedical research institutions and government entities to develop additional xMAP products. We also continuously consider other adjacent markets where our platform and assay offerings would be beneficial. We believe that our design, development, and manufacturing capabilities and FDA compliance track record provide us a competitive advantage over our competitors, relating to the commercialization of both multiplex testing platforms and assay products.

•	Opportunistically pursue acquisitions that could accelerate these strategies

We have developed analytical tools and an evaluation template to assess potential acquisition targets to accelerate our business strategies in the key markets described above. This approach led to the acquisition of Tm Bioscience in 2007. We actively evaluate opportunities to enhance our capabilities or our access to markets or technologies, or provide us other advantages in executing our business strategies in our key markets.

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

FLEXMAP 3D®. The FLEXMAP 3D system is intended for use as a general laboratory instrument in markets, including but not limited to, life science research and diagnostics. This device is designed for use with xMAP technology and assay kits available through Luminex and Luminex-partner companies. The FLEXMAP 3D system, in combination with xMAP technology, can simultaneously measure up to 500 analytes from a single sample. The FLEXMAP 3D is Luminex’s newest instrument and offers increased speed and enhanced ease-of-use and serviceability.
Total instrument revenue for 2009, 2008, and 2007 was $30.7 million, $28.1 million, and $24.4 million, respectively; or 25%, 27%, and 33% of total revenue, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” for a detailed discussion of our financial position and results of operations by segment.
Consumables
MicroPlex® Microspheres. Our xMAP Systems use polystyrene microspheres that are approximately 5.6 microns in diameter. We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to 500 distinct color sets. Each microsphere can carry the reagents of an enzymatic, genetic or immunologic bioassay. In addition to microspheres, consumables from Luminex also include sheath fluid. Additional consumables, for which Luminex receives a royalty, in the form of reagent kits are developed and distributed by our partners.
MagPlex® Microspheres. These microspheres feature super-paramagnetic properties that make them ideal for running automated xMAP-based assays. These microspheres can be moved or held in place by a magnetic field. Many automated sample preparation systems utilize magnetic properties to automate the sample preparation steps in an assay. Automating sample testing using MagPlex microspheres on a robotic sample preparation system minimizes hands-on technician time, improves precision, and streamlines workflow.
xTAG® Microspheres. These dyed microspheres are linked to a set of 100 proprietary nucleic acid capture sequences providing a “universal array” for DNA and RNA work. They are designed for conducting genotyping and other nucleic acid-based experiments in the life sciences markets. When used in conjunction with our Luminex systems, the xTAG microspheres are designed to simplify the genotyping assay development process and increase assay flexibility. The xTAG microspheres may be used in customized end user identified single nucleotide polymorphisms (SNPs) or in pre-defined kits developed by our strategic partners.
SeroMAP™ Microspheres. These 100 distinct sets of microspheres are designed for specific protein based serological applications. Certain Luminex partners use this product for enriched sensitivity in serum-based assays.
Calibration and Control Microspheres. Calibration microspheres are microspheres of known fluorescent light intensities used to calibrate the settings for the classification and reporter channel for the Luminex systems. Control microspheres are microspheres that are used to verify the calibration and optical integrity for both the classification and reporter channels for the Luminex 100, 200 and FLEXMAP 3D systems.
Total consumable revenue for the years ended December 31, 2009, 2008, and 2007 was $28.4 million, $31.7 million, and $19.2 million, respectively; or 24%, 30%, and 26% of total revenue, respectively. The decrease in consumables as a percentage of total revenue is primarily attributable to the decrease in the dollar amount of bulk purchases by our two largest customers due to the varying consumable needs during the regulatory clearance and commercialization phases of development of our partners’ products and the economic environment. Additionally, our partners reported approximately $282 million, $238 million, and $170 million of royalty bearing consumable sales during 2009, 2008 and 2007, respectively; resulting in $18.3 million, $14.9 million, and $10.2 million of royalty revenue for the years ended December 31, 2009, 2008 and 2007, respectively or 15%, 14%, and 14% of total revenue, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” for a detailed discussion of our financial position and results of operations by segment.

Software
xPONENT®. This software enhances both ease-of-use and automation capabilities expanding xMAP functionality in our core market segments. Customer-centric development and extensive field testing with customers has resulted in a user experience which is a significant step forward in the market place. The software suite incorporates important new features all designed to simplify laboratory workflow and increase productivity. New features include enhanced security (21 CFR Part 11 compliance and electronic signatures), integration capabilities that allow users to transmit and receive data from Laboratory Information Systems (LIS/LIMS), integration with the most popular automated sample preparation systems, the ability to run magnetic bead applications and touch-screen capability. xPONENT is sold on new Luminex 100, 200 and FLEXMAP 3D systems and is available as an upgrade to the existing Luminex 100 and 200 systems in the marketplace. Sales of this product during 2009 did not represent a material component of our revenue.
Assay Segment
Product Families
A product family consists of two or more assay products which are focused on similar or related markets. Each assay consists of a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples. As of February 23, 2010 the following product families are commercially available:
MicroRNA Family
The FlexmiR® family of Research Use Only (RUO) kits is used by our customers to study the levels of microRNA targets in a variety of cells or tissues from different species. MicroRNA is of interest in a wide variety of applications including cancer and numerous other diseases.
Respiratory Viral Family
This family of products includes the xTAG® Respiratory Viral Panel, as well as xTAG® RVP FAST, a newer version of the original RVP assay. These in vitro diagnostic (IVD) products enable our laboratory end users to identify the causative agent for respiratory infections, a major cause of illness and mortality globally, for their physicians and patients.
Cystic Fibrosis Family
These FDA-cleared and Conformité Européenne (CE) marked IVD kits include the first-ever FDA-cleared IVD for cystic fibrosis genotyping. Current recommendations by the American College of Medical Genetics (ACMG) and the American College of Obstetricians and Gynecologists (ACOG) include screening for 23 mutations in the cystic fibrosis transmembrane conductance regulator (CFTR) gene. The xTAG® Cystic Fibrosis Kits screen for these mutations in addition to a variety of other important cystic fibrosis (CF) mutations commonly found in the ethnically diverse North American and European populations. These kits are typically used for screening newborns and for diagnosing adult carriers of the CF gene.
Personalized Medicine Products Family
This product family includes three assays used to determine the drug metabolism status of individuals for specific medications. All three products include genotyping of genes encoding different cytochrome P450 drug metabolizing enzymes. This type of information is typically used to determine if a patient will need a lower or higher dose of a specific drug, or whether they should be switched to a different medication altogether. These three assays are currently Investigational Use Only (IUO) assays.

Specialty Products Family
This family of products includes one IVD product and two investigational assays. These products are targeted towards specialty, niche markets.
In addition to the commercially available assays, we develop custom reagents for certain of our partners. Total assay revenue for the years ended December 31, 2009, 2008, and 2007 was $31.1 million, $18.7 million, and $11.3 million, respectively; or 26%, 18%, and 15% of total revenue, respectively. The increase in assay revenue as a percentage of total revenue is primarily attributable to the acquisition of LMD. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” for a detailed discussion of our financial position and results of operations by segment.
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
We continue to use strategic partners as our primary distribution channel, and we will continue to pursue new partnerships focusing on partners with market presence in our key segments described above. Some of our strategic partners develop application-specific bioassay kits for use on our xMAP platform that they, in turn, sell to their customers thereby generating royalties for us. Certain strategic partners also perform testing services for third parties using our technology also resulting in royalties for us. Other strategic partners also buy our products, including xMAP Luminex systems and consumables, or xTAG test kits, and then resell those products to their customers. As of December 31, 2009, we had approximately 68 strategic partners, compared to approximately 60 strategic partners as of December 31, 2008. During 2009, 39 of these strategic partners had released commercialized products utilizing the Luminex platform and were submitting royalties. Of these 39 strategic partners with commercialized products, 18 companies principally serve the clinical diagnostics market and 21 companies principally serve the life science research market. Revenues through these commercialized, royalty-submitting, strategic partners constituted 58% of our revenues for 2009. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ bioassay testing competencies, customer relationships and distribution channels, we believe that we can continue to achieve measurable market penetration and technology adoption.
We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP technology as an embedded system under their own branding and marketing efforts.
Customers
In 2009, 2008 and 2007, two customers each accounted for more than 10% of our total revenues. One Lambda, Inc. accounted for 15%, 19%, and 15% of our total revenues in 2009, 2008 and 2007, respectively. Bio-Rad Laboratories, Inc. accounted for 11%, 17%, and 20% of our total revenues in 2009, 2008 and 2007, respectively. No other customer accounted for more than 10% of our total revenues in 2009, 2008 or 2007. The loss of either one of these customers could have a material adverse effect on our business, financial condition and results of operation.
One Lambda, Inc. accounted for 21%, 24% and 18% of the Company’s total technology segment revenues in 2009, 2008 and 2007, respectively. Bio-Rad Laboratories, Inc. accounted for 16%, 21% and 24% of the Company’s total technology segment revenues in 2009, 2008 and 2007, respectively. Fisher Scientific accounted for 31%, 21% and less than 10% of the Company’s total assay segment revenues in 2009, 2008 and 2007, respectively. Abbott Laboratories accounted for 21%, less than 10%, and less than 10% of the Company’s total assay segment revenues in 2009, 2008 and 2007, respectively. Genzyme Genetics accounted for 15%, 27%, and 33% of the Company’s total assay segment revenues in 2009, 2008 and 2007, respectively. LabCorp accounted for less than 10%, less than 10%, and 13% of the Company’s total assay segment revenues in 2009, 2008 and 2007, respectively. No other customer accounted for more than 10% of total segment revenues in 2009, 2008 or 2007.

International Operations
We currently sell our products to a number of customers outside the United States, primarily including customers in other areas of North America, Europe and Asia-Pacific. For the annual periods ended December 31, 2009, 2008, and 2007, foreign sales to customers totaled $22.8 million, $15.0 million, and $11.4 million, respectively, representing 19%, 14%, and 15%, respectively, of our total revenues for such periods. We have foreign subsidiaries in the Netherlands, the People’s Republic of China and Japan which increase our international support, service and marketing capabilities. Our foreign subsidiaries are a direct and integral component of the U.S. entity’s operations and their efforts support the sales made by our North American entities. Sales to territories outside of the U.S. are primarily denominated in U.S. dollars. We believe that our activities in some countries outside the U.S. involve greater risk than our domestic business due to the foreign economic conditions, exchange rate fluctuations, local commercial and economic policies and political uncertainties. See Note 17 to our Consolidated Financial Statements.
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
Remote Support
Our technical support services department assists users primarily through a toll-free hotline, internet interface and e-mail communications. We deliver “24/7” remote technical support with our staff based at our Austin location, our Toronto location, and in our European, Chinese, and Japanese subsidiaries to better serve our customer base. Personnel assist our strategic partners and customers with product orders, software, hardware, system implementation and development of their bioassays. A comprehensive software and database system is utilized to track customer interactions, follow trends and measure utilization. The information is categorized and presented to management for regular review.
Training
Through our training group, we offer comprehensive programs in basic system training, advanced assay development, instrument field service and technical support functions. A significant part of our training material is now web-based and available online. For larger customers who have many users, such as our strategic partners, training may be performed on-site at their locations.
Field Support
We currently have field service and field application personnel based across North America, Europe, China and Japan in areas of our more significant system concentration. We intend to place additional field service personnel and pursue third-party service provider agreements through our certified service professional program, as required, in order to ensure responsive and cost-effective support of our customers worldwide. In addition, several of our strategic partners provide their own field service and field application support. As we continue to expand our installed base, we believe a strong, reliable, efficient field support organization is crucial to building a high level of customer satisfaction.

Research and Development
Our research and development groups seek to advance the capabilities of xMAP technology to further penetrate the life sciences and diagnostics industry to increase utilization of our systems. In addition, we collaborate with other companies, academic institutions and our customers to increase the breadth of xMAP applications. Our research and development expense for the years ended December 31, 2009, 2008, and 2007, was $20.8 million, $18.6 million and $15.4 million, respectively. Our current research and development projects include:
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

Our engineering group responsible for the design of our xMAP instruments leverages proprietary electrical, optical and digital signal processing technologies to achieve high performance and reliability. This methodology enabled the recently released FLEXMAP 3D® instrument to double throughput, multiplex up to 500 analytes, enhance assay limit of detection, and greatly extend the usable dynamic range.

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

Our assay segment, consisting of LBG and LMD, develops new assay products that include both nucleic acid-based and protein-based assays. These assays include immunoassays and molecular diagnostic assays for the diagnostics industry, and nucleic acid-based and protein-based assays for the life science research and agricultural science markets. All assay applications make use of our xMAP technology and our strength in multiplex technology. Our assay research and development is intended to increase the penetration of our xMAP instruments and our application menu, and to drive growth in our high-margin assay businesses.

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
In July 2005, we completed the registration of our QMS to the ISO 13485:2003 Quality Management Standard and the Canadian Medical Devices Conformity Assessment System (CMDCAS) for Medical Devices. This standard includes a special set of requirements specifically related to the supply of medical devices and related services. Additionally, we manufacture to current Good Manufacturing Practice (cGMP) requirements and our QMS is implemented in accordance with FDA Quality System Regulations. In August 2006, a Level II Quality System Inspection Technique (QSIT) contract inspection was conducted. The inspection is “closed” under 21 C.F.R. 20.64 (d) (3) and the Establishment Inspection Report No. 3002524000 provided in accordance with the Freedom of Information Act (FOIA) and 21 C.F.R. Part 20. No DSHS form E-14 or FDA form 483 was issued.
In addition, we have approximately 4,000 square feet of manufacturing space located in Toronto, Canada. This facility and the LMD QMS have been certified to the ISO 13485:2003 standard and registered under the CMDCAS.
Instruments
Contract manufacturers assemble certain components of our xMAP technology systems. The remaining assembly and manufacturing of our systems are performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility. Parts and component assemblies that comprise our xMAP technology system are obtained from a number of sources. We have identified alternate sources of supply for several of our strategic parts and component assemblies. Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components. As of December 31, 2009, 6,767 Luminex systems have been sold since inception.
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
The pharmaceutical industry is a large market for the genomic, protein and high-throughput screening applications of the xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic and protein testing can be performed by products available from Affymetrix, Inc., Life Technologies Corporation, Becton, Dickinson and Company, Illumina, Inc., Meso Scale Discovery, a division of Meso Scale Diagnostics LLC, and Sequenom, Inc., among others.
Our diagnostic market competitors include Abbott Laboratories, Beckman Coulter, Inc., Celera Corporation, Cepheid, Johnson & Johnson, Roche Diagnostics, Siemens Medical, and Hologic, Inc. among others. Some of these companies have technologies that can perform a variety of established assays. Some of these companies also offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.
Competition within the academic biomedical research market is highly fragmented. There are hundreds of suppliers to this market including Amersham Pharmacia Biotech, a part of GE Healthcare, Life Technologies Corporation, and Becton, Dickinson and Company. Any company in this field is a potential competitor.
Intellectual Property
To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws and confidentiality agreements. We have filed for registration or obtained registration for trademarks used with our products and key technology.
We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our anticipated customer base. We currently own 89 issued patents in the United States and foreign jurisdictions, including five in each of France, Germany and the United Kingdom, four in Japan and Canada, three in Italy, two each in India, Singapore and Australia and one in each of Hong Kong, Korea and Israel, all directed to various aspects and applications of our products and technology. In addition, our patent portfolio includes 215 other pending patent applications in the United States and their corresponding international and foreign counterparts in major industrial markets. We believe our patents and pending claims provide, or will provide, protection for systems and technologies that allow “real time” multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold a patent covering the precision-dyeing process that we use to dye our microspheres. We have been granted a patent on our “Zero Dead Time” sampling architecture, which uses digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. Other issued patents and pending patent applications cover specific aspects and applications of our xMAP technology and on-going molecular research. However, as a result of a procedural omission, we are unable to pursue a patent application in Japan corresponding to our U.S. patent for real-time multiplexing techniques. We also have patents covering key aspects of xTAG technology utilized in our assay products.
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
Government Regulation
Food and Drug Administration
The Food and Drug Administration regulates medical devices pursuant to various statutes, namely the Federal Food, Drug and Cosmetic Act as amended and supplemented by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, the Medical Device Amendments of 1992, the FDA Export Reform and Enhancement Act of 1996, the FDA Modernization Act of 1997, the Public Health, Security and Bioterrorism Preparedness and Response Act of 2002, the Medical Device User Fee and Modernization Act of 2002, and the Project BioShield Act of 2004. Medical devices, as defined by statute, include instruments, machines, in vitro reagents or other similar or related articles, including any components, parts, or accessories of such articles that are intended for use in the diagnosis of disease or other condition or in the cure, mitigation, treatment or prevention of disease; or are intended to affect the structure or function of the body and do not achieve their intended purpose through chemical action or metabolization. The FDA classifies medical devices intended for human use into three classes. For Class I devices, general controls (for example, labeling and good manufacturing practices) provide reasonable assurance of safety and effectiveness. Class II devices are products for which general controls do not provide reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls (for example, special control documents, guidelines and patient registries). Class III devices are products for which neither general nor special controls provide reasonable assurance of safety and effectiveness. Generally, Class III includes devices that support or sustain human life, are for uses that are substantially important in preventing impairment of human health, are used as a stand alone assay for patient screening or diagnosis of disease, or present a potential, unreasonable risk of illness or injury.
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
We manufacture kit products that are intended for research use only (RUO) applications (not for diagnostic use) as well as kits that are for diagnostic use (currently regulatory classification of Class II) in our Austin, Texas facility. Additionally, the assay segment manufactures products that are intended for RUO, those that are IVD cleared (Class II) as well as kits and investigational use only (IUO) or clinical applications.
In December, 2007 we submitted to the FDA our request for 510(k) clearance on our Luminex 100/200 Instrument. On December 13, 2007 the FDA received our 510(k) #k073506 submission for the Luminex 100/200 IS System. On March 7, 2008, the instrument received FDA 510(k) clearance. All future diagnostic assay kits subject to FDA clearance may reference the 510(k) #k073506 for the instrument in their respective applications. A master file letter from Luminex allowing the partner to reference the file may be required.
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

We, and our strategic partners, may be subject to periodic inspection by the FDA for, among other things, compliance with the FDA’s current good manufacturing practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, servicing, installation and distribution of all finished medical devices intended for human use. Additionally, our strategic partners may be subject to other premarket and post market controls such as labeling, complaint handling, medical device reporting, corrections and removals reporting, and record keeping requirements. If the FDA has evidence demonstrating that a company is not in compliance with applicable regulations, it can detain or seize products, request or, in certain circumstances, require a recall, impose operating restrictions, enjoin future violations, recommend criminal prosecution to the Department of Justice, and assess civil and criminal penalties against us, our officers, or our employees. Other regulatory agencies may have similar powers.
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
The assay segment produces CE marked products which are subject to a number of different European Union (EU) Directives including but not limited to the In Vitro Diagnostic Devices Directive (98/79/EEC). CE marking of our products is currently by self declaration, not issued by a third party, based on the intended uses of our products. A product that is not CE marked is automatically considered to be non-compliant. The law is enforced through market surveillance by appointed national enforcement agencies. Imported products are checked for compliance at customs offices.
The State Food and Drug Administration, P.R. China (SFDA) is the Government regulation authority in charge of safety management of drug, food, health food and cosmetics for the People’s Republic of China. In December 2007 we submitted the application for a certificate to combine both Luminex 100 and 200 into one product called Luminex System. This certificate is required for registration and approval to import our products into China. Luminex received the registration certificate from the People’s Republic of China for the Luminex 100 and Luminex 200 Systems on March 4, 2009.
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
Luminex Corporation has declared that the LX100 IS, the LX200 IS and the FLEXMAP 3D are classified as a self-declaration device and is in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of IVDD 98/79/EC. However, there can be no assurance that the EU member states will agree with our interpretation and implementation of these regulations. As the European marketplace continues to be material to our operations, failure by us or our strategic partners to comply with the IVDD could have a material adverse effect on our business.
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

Employees
As of both February 23, 2010 and December 31, 2009, we had a total of 437 employees and contract employees, as compared with 384 as of December 31, 2008. The increase from 2008 to 2009 is mainly due to personnel added related to development, production, regulatory clearance, and quality control for our new instrument, MagPix, and our new bead products and assays, as well as our expansion into China and Japan. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.
Segments
Financial information relating to our reportable segments for the years ended December 31, 2009, 2008, and 2007 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.
Executive Officers of the Registrant as of February 25, 2010

Name	Age	Position

Patrick J. Balthrop	53	President and Chief Executive Officer
Michael F. Pintek	41	Senior Vice President, Operations
Russell W. Bradley	46	Vice President, Business Development and Strategic Planning
Jeremy Bridge-Cook, Ph.D	41	Senior Vice President, Assay Group
Harriss T. Currie	48	Chief Financial Officer, Vice President, Finance and Treasurer
Gregory J. Gosch	47	Vice President, Luminex Bioscience Group
David S. Reiter	43	Vice President, General Counsel and Corporate Secretary
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
Michael F. Pintek. Mr. Pintek joined Luminex as Senior Vice President of Operations in July 2009. He joined Luminex from Roche Molecular Systems, Inc., a subsidiary of Roche Diagnostics Corporation where he held several positions of increasing responsibility since 2001, most recently as Vice President and General Manager, Blood Screening at Roche. Prior to Roche Molecular Systems, his experience includes management positions with Ventana Medical Systems and Abbott Laboratories’ Diagnostics Division. Mr. Pintek holds a B.S. in Business Administration from Central Michigan University.
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

Jeremy Bridge-Cook, Ph.D. Dr. Bridge-Cook has served as Senior Vice President, Assay Group since June 2009. Dr. Bridge Cook joined Luminex in March 2007 as Vice President of Luminex Molecular Diagnostics. Previously, Dr. Bridge-Cook served as senior vice president, corporate development of Tm Bioscience. Dr. Bridge-Cook joined Tm Bioscience in July 2000 as director of business development and served in various capacities thereafter, including vice president of business development, vice president of marketing and business development, and finally senior vice president, corporate development. Prior to joining Tm, Dr. Bridge-Cook worked for three years as an investment analyst at MDS Capital Corp. and University Medical Discoveries Inc. Dr. Bridge-Cook has a Ph.D. in Immunology from the University of Toronto.
Harriss T. Currie. Mr. Currie has served as Vice President, Finance, Treasurer and Chief Financial Officer since October of 2002. Since joining Luminex in November of 1998, Mr. Currie previously served in the capacities of Controller, Treasurer and Acting Chief Financial Officer. Prior to joining us, he was employed as the chief financial officer, secretary and treasurer of SpectraCell Laboratories from 1993 to 1998 where he also served as vice president of finance for two subsidiary companies. Mr. Currie earned his B.B.A. from Southwestern University and his M.B.A. in Finance and Marketing from The University of Texas at Austin. Prior to returning to graduate school for his M.B.A., Mr. Currie was a certified public accountant with Deloitte & Touche LLP.
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

ITEM 1A. RISK FACTORS
We expect our operating results to continue to fluctuate from quarter to quarter.
The sale of our instrumentation and assay products typically involves a significant technical evaluation and commitment of capital by us, our partners and the end user. Accordingly, the sales cycle associated with our products typically is lengthy and subject to a number of significant risks, much of which is beyond our control, including partners’ budgetary constraints, inventory management practices, regulatory approval and internal acceptance reviews. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter. We expect this trend to continue for the foreseeable future.
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
Because of the effect of bulk purchases, defined as the purchase of $100,000 or more of consumables in a quarter, and the introduction of seasonal components to our assay menus, we experience fluctuations in the percentage of our quarterly revenues derived from our highest margin items: consumables, royalties and assays. Our gross margin percentage is highly dependent upon the mix of revenue components each quarter. These fluctuations contribute to the variability and lack of predictability of both gross margin percentage and total gross profit from quarter to quarter. We expect this trend to continue for the foreseeable future.
Due to the early stage of the market for molecular tests, projected growth scenarios for the assay segment are highly volatile and are based on a number of underlying assumptions that may or may not prove to be valid, including the performance of strategic partners that distribute our assay segment products.
We have a limited history of profitability and had an accumulated deficit of approximately $67.0 million as of December 31, 2009.
We have incurred significant net losses since our inception. At December 31, 2009, we had an accumulated deficit of approximately $67.0 million. In order to remain profitable, we need to sustain or increase our revenues while achieving reasonable cost and expense levels. We believe that we have achieved a level of consistent profitability from our continuing operations; however, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis. If we fail to achieve operating results in line with market expectations, the market price of our common stock will likely decline. Furthermore, as we continue to utilize cash to support operations, acquisitions and research and development efforts, we may further decrease the cash available to us. As of December 31, 2009, cash, cash equivalents and short-term and long-term investments totaled $119.6 million, compared to $124.1 million at December 31, 2008. The decrease since December 31, 2008 is primarily attributable to capital expenditures and an increase in our accounts receivable as of December 31, 2009.

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
The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. For the twelve months ended December 31, 2009, we had 39 strategic partners submitting royalties as compared to 35 for the twelve months ended December 31, 2008. Two customers, One Lambda, Inc. and Bio-Rad Laboratories, Inc., accounted for 26% of consolidated total revenue in the twelve months ended December 31, 2009 (15% and 11%, respectively). For comparative purposes, these same two customers accounted for 36% of total revenue (19% and 17%, respectively) in the twelve months ended December 31, 2008. No other customer accounted for more than 10% of total revenue during the twelve months ended December 31, 2009. We had only three additional partners who individually represented 5% or more of our total revenue and collectively represented 22% of our revenue for the year ended December 31, 2009. In total, for the year ended December 31, 2009, our top five partners accounted for 48% of our total revenue. In total, for the year ended December 31, 2008, our top five partners accounted for 53% of our total revenue. The loss of any of our significant strategic partners, or any of our significant customers, could have a material adverse effect on our growth and future results of operations. The assay segment is dependent on a few significant customers with respect to sales of its genetic test kits. If any significant customer discontinues its relationship with the assay segment for any reason, or reduces or postpones current or expected purchase commitments for the assay segment’s products, the assay segment’s results from operations could be materially adversely affected.
Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.
Our ability to enter into agreements with additional strategic partners depends in part on convincing them that our technology can help achieve and accelerate their goals or efforts. We will expend substantial funds and management efforts with no assurance that any additional strategic relationships will result. We cannot assure you that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future strategic partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our xMAP technology, which may hinder or prevent strategic relationships. Termination of strategic relationships, the failure to enter into a sufficient number of additional strategic relationships on favorable terms, or disputes with our partners could reduce sales of our products, lower margins on our products and limit the creation of market demand for and acceptance of our products.
In most of our strategic relationships we have granted our strategic partners non-exclusive rights with respect to commercialization of our products and technology. The lack of exclusivity could deter existing strategic partners from commercializing xMAP technology and may deter new strategic partners from entering into agreements with us.
A significant portion of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot accurately predict future sales and royalty revenues because most of our existing strategic partner agreements do not include minimum purchase requirements or minimum royalty commitments. In addition, we have no control with respect to our strategic partners’ sales personnel and how they prioritize products based on xMAP technology nor can we control the timing of the development or release of products by our strategic partners. The amount of these revenues depends on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Further, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

Current economic conditions and the uncertain economic outlook may adversely impact our business, results of operations, financial condition or liquidity.
Global economic conditions may remain challenging and uncertain for the foreseeable future. The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These conditions not only limit our access to capital but also make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses and consumers to slow spending on our products and services, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases. If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies like those Luminex sells. Certain of our partners and their and our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of, or development of products based on, our products or in an impairment of their ability to make timely payments to us. If our partners and our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers, increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we may not continue to experience the same loss rates that we have in the past, especially given the current turmoil of the worldwide economy. Additionally, these economic conditions and market turbulence may also impact our suppliers causing them to be unable to supply in a timely manner sufficient quantities of customized components, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.
If the FDA or other governmental laws and regulations change in ways that we do not anticipate and we fail to comply with those regulations that affect our business, we could be subject to enforcement actions, injunctions and civil and criminal penalties or otherwise be subject to increased costs that could delay or prevent marketing of our products.
The production, testing, labeling, marketing and distribution of our products for some purposes and products based on our technology are subject to governmental regulation by the FDA and by similar agencies in other countries. Some of our products and products based on our technology for in vitro diagnostic purposes are subject to clearance by the FDA prior to marketing for commercial use. To date, eight strategic partners have obtained such clearances. Others are anticipated. The process of obtaining necessary FDA clearances can be time-consuming, expensive and uncertain. Further, clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, because some of our products employ laser technology, we are also required to comply with FDA requirements relating to radiation performance safety standards.
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

Medical device laws and regulations are in effect within the United States and also in many countries outside the United States. These range from comprehensive device clearance requirements for some or all of our medical device products to requests for product data or certifications regarding the hazardous material content of our products. As part of the European Council Directive 2002/96 of February 13, 2003 (WEEE), we are expected to comply with certain requirements regarding the collection, recycling and labeling of our products containing electronic devices in each of the European Union, or EU, member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. Our products are currently exempt from the European Council Directive 2002/95 of January 27, 2003, Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS), which required the removal of certain specified hazardous substances from certain products beginning July 1, 2006 in each of the member states. However, the EU has indicated that it may, and it is generally expected it will, include medical devices, including some of our products, under the jurisdiction of RoHS. If this exemption is revoked, it could result in increased costs to us and we cannot assure you we will ultimately be able to comply with RoHS or related requirements in other jurisdictions. In addition, the State of California adopted the Electronic Waste Recycling Act, effective January 1, 2007, which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices in California if they are also prohibited from sale in the EU under the RoHS directive because they contain certain heavy metals. The number and scope of these requirements are increasing and we will likely become subject to further similar laws in other jurisdictions. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and workplace health and safety.
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
Our reliance on strategic relationships to market many of our products makes forecasting difficult.
As a result of our reliance on our strategic relationships, it can be difficult to accurately forecast future operating results. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short-term. The level of our revenues depends upon the rate and timing of the adoption of our technology as a method to perform bioassays. In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made by through our strategic relationships. For the following reasons, estimating the timing and amount of sales of these products that may be made through our strategic relationships is particularly difficult:
•	We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

•	We do not control the incentives provided by our strategic partners and distributors to their sales personnel.

•
We utilize distributors for a portion of our sales, including several of our key assay products and the loss of or non-performance by these distributors could harm our revenues in the territories serviced by these distributors.

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

•
We have limited access to partner and distributor confidential corporate information. A sudden unexpected change in ownership, strategy or other material event could adversely impact partner purchases of our products.

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
The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products or those of our partners obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products, as we await regulatory approvals, while customers evaluate these new products, or if customers choose to purchase the new products instead of legacy products. We may also encounter other problems in the process of delivering new products to the marketplace such as problems related to design, development, supply chain or manufacturing of such products, and as a result we may be unsuccessful in selling such products. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.
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
We have obtained 89 patents in the United States and foreign jurisdictions directed to various aspects and applications of our products and technology. We have 215 pending applications in the United States and foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample on our platform technology similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology and products, we may not be able to prevent competitors from developing and marketing technologies and products similar to our xMAP technology in Japan. We also have patents covering key aspects of xTAG technology utilized in our assay products.

We require our employees, consultants, strategic partners and other third parties to execute confidentiality agreements. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. In addition, we have implemented a patent process to file patent applications on our key technology. However, we cannot guarantee that these agreements or this patent process will provide us with adequate protection against improper use of our intellectual property or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary technology, techniques and products or counterfeit versions of our products or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.
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
Third-party payors, such as government entities and healthcare programs, health maintenance organizations and private insurers, are continually seeking to reduce healthcare expenses. The federal government has also recently reduced the funding for certain government sponsored healthcare programs which has caused these third party payors to seek further reduction in medical expenses. The federal government is also considering comprehensive healthcare reform, which could further limit government reimbursement to these payors. These reductions may decrease demand for our products and the price we can charge. Increasingly, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. They are also attempting to contain costs by limiting coverage and the reimbursement level of tests and other healthcare products. In addition, cost containment initiatives by governmental or educational entities or programs may reduce funding for genetic research and development activities and retard the growth of the genetic testing marketing. Without adequate coverage and reimbursement, consumer demand for tests will decrease. Decreased demand could cause sales of our products, and sales and services by our strategic partners, to fall. In addition, decreased demand could place pressure on us, or our strategic partners, to lower prices on these products or services, resulting in lower margins. Reduced sales or margins by us, or our strategic partners, would hurt our business, profitability and business prospects.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal research and development, manufacturing and administrative facilities are located in Austin, Texas, and consist of approximately 115,000 square feet of leased space pursuant to a lease agreement which expires April 30, 2015. We maintain an additional 10,384 square feet of leased office space in Oosterhout, Netherlands, approximately 27,000 square feet of leased office and manufacturing space primarily used by the assay segment in Toronto, Canada, approximately 3,500 square feet of leased office space in Shanghai, People’s Republic of China, and approximately 2,500 square feet of leased office space in Tokyo, Japan. We are currently expanding our manufacturing space in Austin, Texas to ensure that our facilities are adequate for our future needs.
ITEM 3. LEGAL PROCEEDINGS
On July 24, 2009, we notified Abbott Molecular Inc. of our intent to convert its right to distribute Luminex’s xTAG® Respiratory Viral Panel from exclusive to non-exclusive on a worldwide basis under the Distribution Agreement, dated February 1, 2008, between Abbott Molecular and LMD. On September 11, 2009, Abbott Molecular Inc. notified us that it intended to exercise its right to seek arbitration under the Distribution Agreement. Among other matters, Abbott disputed LMD’s right to terminate Abbott’s exclusive right to distribute RVP under the Agreement. The arbitration to resolve this matter was held on December 14-15, 2009. The arbitrator issued his binding ruling on December 30, 2009, instructing Luminex, among other matters, to reinstate Abbott’s exclusive right to distribute RVP outside of the United States and co-exclusively with Fisher Scientific within the United States. All other terms and conditions of the Distribution Agreement remain in effect and are unaffected by the Arbitration.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol “LMNX.”
The following table sets forth the range of high and low sale prices on The NASDAQ Stock Market and/or NASDAQ Global Market, as applicable, for each quarter during 2009 and 2008. On February 23, 2010, the last reported sale price of our common stock was $14.67 per share.

2009	High	Low
First Quarter	$22.83	$14.86
Second Quarter	$19.01	$14.32
Third Quarter	$18.70	$14.47
Fourth Quarter	$17.65	$12.75

2008	High	Low
First Quarter	$20.48	$14.75
Second Quarter	$23.09	$18.00
Third Quarter	$27.00	$19.41
Fourth Quarter	$25.11	$12.57
Holders
As of February 23, 2010, we had 718 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Luminex Corporation, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09
Luminex Corporation	100.00	130.86	143.02	182.88	240.54	168.13
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Biotechnology	100.00	117.54	117.37	121.37	113.41	124.58

Issuer Purchases of Equity Securities
The stock repurchase activity for the fourth quarter of 2009 was as follows:

			Total Number of Shares	Approximate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans or Programs	Programs
10/01/09 - 10/31/09	—	—	—	—
11/1/09 - 11/30/09	303	13.74	—	—
12/01/09 - 12/31/09	993	14.63	—	—

Total Fourth Quarter	1,296	14.42	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data at December 31, 2009 and 2008 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data at December 31, 2007, 2006 and 2005 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006		2005
		(In thousands, except per share data)

Consolidated Results of Operations Data:
Total revenue	$120,643	$104,447	$75,010	$52,989		$42,313
Gross profit	81,294	70,946	46,094	32,252		22,321
Income (loss) from operations	7,399	3,353	(17,418)	(581)[1]		(3,496)
Net income (loss)	17,729	3,057	(2,711)	1,507	[1]	(2,666)

Net income (loss) applicable to common stockholders	$17,729	$3,057	$(2,711)	$1,507		$(2,666)

Net income (loss) per common share, basic	$0.44	$0.08	$(0.08)	$0.05	[1]	$(0.09)

Shares used in computing net income (loss) per share, basic	40,562	37,868	34,361	31,434		30,990

Net income (loss) per share, diluted	$0.43	$0.08	$(0.08)	$0.05	[1]	$(0.09)

Shares used in computing net income (loss) per share, diluted	41,633	39,700	34,361	32,988		30,990

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$90,843	$81,619	$27,233	$27,414	$25,206
Short-term investments	8,511	40,501	6,944	10,956	10,947
Long-term investments	20,228	2,000	—	7,346	5,466
Working capital	122,398	131,767	40,801	44,179	39,364
Total assets	248,013	217,291	123,559	66,696	58,035
Total long-term debt	3,591	3,359	3,110	—	—
Total stockholders’ equity	218,738	194,540	103,480	54,159	44,710

[1]	Effective January 1, 2006, we changed our method of accounting for stock-based compensation to conform to ASC 718 “Stock Compensation”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Luminex has adopted a business model built, in part, around strategic partnerships. We have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology into products that partners sell to end users. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to its partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory. As of December 31, 2009, Luminex had approximately 68 strategic partners and these partners have purchased from Luminex over 6,760 xMAP-based systems. Of the 68 strategic partners, 39 have released commercialized reagent-based products utilizing our technology.
Beginning in 2006, we began developing proprietary assays through LBG. This development was supplemented in 2007 by our acquisition of Tm Bioscience, which we now refer to as LMD. Our assay segment focuses on the molecular diagnostics market and certain specialty markets.
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

•
Royalty revenue is generated when a partner sells our proprietary microspheres to an end user, a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to a user. End users can be facilities such as testing labs, development facilities and research facilities that buy prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

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

2009 Highlights
•	Luminex grew total revenue by approximately 16% over 2008 revenue to $120.6 million

•	Gross margin percentage of 67%, compared to 68% in 2008

•	For the year ended 2009, assay revenue increased 66%, royalty revenue increased 23% and system sales increased 9% over the prior calendar year

•	Full commercial launch of the high-throughput FLEXMAP 3D multiplexing system

•	System shipments of 873, resulting in cumulative life-to-date shipments of 6,767, up 15% from a year ago

•	Our partners reported over $281 million of royalty bearing end user sales on xMAP technology for the year, an 18% increase over 2008

•	Settlement of SUNY lawsuit, resulting in a one-time charge of approximately $4.4 million

•	Establishment of offices in Shanghai, People’s Republic of China and Tokyo, Japan to provide commercial support and service to customers and partners in these markets

•	Obtained registration certificate from the People’s Republic of China for the Luminex 100 and Luminex 200 Systems

•	Tax benefit from the release of the U.S. deferred tax asset valuation allowance provided a one time benefit of $14.9 million, or $0.36 per share, basic
Consumable Sales Trends
We have experienced a decline in consumable revenue since the third quarter of 2008. After thorough analysis of the decline, we have identified several factors contributing to the decline, none of which individually appear to be systemic in nature or indicative of future results. Overall, the decline manifested itself through a decline in activity at varying times from our largest, bulk purchasing partners. From the third quarter of 2008 through the fourth quarter of 2009, we had bulk purchases totaling $7.0 million, $6.8 million, $6.1 million, $5.5 million, $4.3 million, and $6.4 million in consumables, respectively. Alternatively, non bulk consumable sales varied within a much smaller range between $1.2 million and $1.8 million with the largest amount of non bulk sales taking place in the third quarter of 2009 with $1.8 million of consumables. We believe the decrease in bulk purchases can be attributed to several factors including (1) purchases in prior periods of significant volumes of consumables related to the conversion of our partners’ assay product portfolios from carboxyl beads to magnetic beads primarily in anticipation of the release of our new MagPix system in 2010; (2) volume reductions in bulk purchases from several of our partners as a result of a reduction in total consumable needs prior to the regulatory clearance and commercialization phases of development of new products and transitioning product lines; (3) increased attention on inventory management by our partners during 2009 as a result of the macro economic climate and (4) an increase in our partners’ focus on generating current revenue from commercialized products. We anticipate consumables sales will improve in 2010. The success of our partners’ commercialization efforts is reflected in the rising level of royalties and reported royalty bearing sales during the period over which the consumable revenue has declined. Reported royalty bearing sales have increased by 18% from $238.5 million in 2008 to $281.8 million in 2009.
Release of Valuation Allowance
During the fourth quarter of 2009, we released a portion of our total valuation allowance on deferred U.S. tax assets. Release of the valuation allowance was dependent upon an assessment of the likelihood of utilization of the specifically identified deferred tax assets. The assessment indicated that Luminex was more likely than not to benefit from the deferred tax assets based upon our historical pre-tax book income and projected taxable income, thus prompting the release. The tax benefit from the release of this deferred tax asset valuation allowance is reflected below operating income as a benefit of $14.9 million in 2009, or $0.36 per share, basic.
As a result of the release of our valuation allowance on US tax assets, our effective tax rate, which has been relatively low, will increase significantly in the near term. For 2010, we estimate that our effective tax rate will be in excess of the maximum U.S. corporate tax rate of 35%, however, for the full year 2010, we expect cash taxes paid will be less than 25% of total income tax expense recognized for the full year. The quarterly effective tax rate for 2010 will fluctuate as a result of variability of the taxable income within the multiple jurisdictions (the United States, Canada, The Netherlands, China and Japan) in which we operate.

Change in Cash Position
Our cash, cash equivalents and investments decreased by approximately $4.5 million during the year ended December 31, 2009 to $119.6 million at December 31, 2009 from $124.1 million at December 31, 2008. The decrease was primarily attributable to capital expenditures of $10.4 million partially offset by positive operating cash flows.
Segment Information
Luminex has two reportable segments: The technology segment and the assay segment. The technology segment, which is our base business, consists of system sales to partners and end customers, raw bead sales, royalties, service and support of the technology, and other miscellaneous items. The assay segment consists of LBG and LMD. This segment is primarily involved in the development and sale of assays on xMAP technology for use on Luminex’s installed base of systems.
Future Operations
We anticipate 2010 revenue growth to be driven by continued adoption of our core technology coupled with system and assay introductions and commercialization by Luminex and our partners. We anticipate continued revenue concentration in our high margin items (assays, consumables and royalties) contributing to favorable, but variable gross margin percentages. Additionally, we believe that a sustained investment in R&D is necessary in order to meet the needs of our marketplace and provide a sustainable new product pipeline. Therefore, we estimate that R&D expenditures will increase in absolute dollars over time, but decrease as a percentage of total revenue towards our long term target of 15% of revenue. We could experience volatility in R&D expenses as a percentage of revenue on a quarterly basis. Consistent with this trend our R&D expenses increased by $2.1 million or 11% from 2008 to 2009, but dropped as a percentage of total revenue to 17% in 2009 compared to 18% in 2008. While we currently expect modest increases in absolute dollars of selling, general, and administrative expenses in 2010, excluding the impact of foreign exchange rates on foreign denominated balances, we expect selling, general, and administrative expenses to decrease as a percentage of total revenue in 2010.
We expect our primary challenges in 2010 to be the continued adoption and development of partner products incorporating Luminex technology, the timing effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users, commercialization, regulatory acceptance and market adoption of output from the assay segment and the expansion and enhancement of our installed base and leadership position within our identified target market segments.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following is a discussion of our most critical accounting policies used in the preparation of our financial statements, and the judgments and estimates involved under each. We also have other significant accounting policies that do not involve critical accounting estimates because they do not generally require us to make estimates and judgments that are difficult or subjective. These are described in Note 1 of our Consolidated Financial Statements provided herein in Item 8. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition. Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. These criteria are generally met at the time our product is shipped. If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met. Royalty revenue is generated when a partner sells products incorporating our technology, provides testing services to third parties using our technology or resells our consumables. Royalty revenue is recognized as it is reported to us by our partners, generally quarterly; therefore, the underlying end user sales may be related to prior periods due to the timing of when the revenue is reported to us by our partners. We also sell extended service contracts for maintenance and support of our products. Revenue for service contracts is recognized ratably over the term of the agreement. Revenue from contracts with multiple elements is recognized as each element is earned based on the relative selling price of each element when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements.
Upfront payments from our strategic partners are nonrefundable and will be recognized as revenue as our strategic partners purchase products or applied against royalty payments. Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.
Inventory Valuation. Inventories are valued at the lower of cost or market value, with cost determined according to the standard cost method. Inventories have been written down through an allowance for excess and obsolete inventories. The two major components of the allowance for excess and obsolete inventory are (i) a specific write-down for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a write-down against slow moving items for potential obsolescence. Inventory is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales. While management believes that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, scientific and technological advances will continue and we could experience additional inventory write-downs in the future. However, we do not believe this estimate is subject to significant variability.
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
We evaluate the carrying value of goodwill and other intangible assets annually or more frequently if there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the impairment test, we utilize the two-step approach prescribed under U.S. GAAP. The first step requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit. If in step one of the annual test, the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed in step two to measure the amount of the impairment loss, if any. We would recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions.
As of December 31, 2009, we have $39.6 million of goodwill allocated to the assay segment, which includes LMD. Our annual test did not result in an impairment charge as the estimated fair value of the assay segment reporting unit continues to exceed the carrying value by a significant enough amount that any reasonably likely change in the assumptions used in the analysis, including terminal growth rates and the discount rate, would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under the step one goodwill impairment analysis.

We utilize the income approach based on a discounted cash flow analysis to determine its fair value estimates, and then use market comparisons as a reasonability check to ensure that neither the income approach nor the market comparisons yielded significantly different results. The income approach is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. As our assay segment and goodwill came into existence in 2007 due to our acquisition of Tm Biosciences, now referred to as LMD, we believe that the DCF method best aligns with how we approached the acquisition and determined the value of the acquired company. This methodology used to determine fair value has been consistently applied since the inception of our goodwill in 2007; however, the assumptions and estimates are updated each year. Our estimates are based on revenue projections by product line, and include judgment based on historical growth and scheduled product approvals by the various governmental authorities. We believe its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The most significant assumptions used in the discounted cash flow methodology are the discount rate, based upon the estimated weighted average cost of capital (WACC), and the terminal growth rate, based upon strategic studies we commissioned and our own internal analysis. We used the following rates in 2009:

Assumptions	2009
WACC	15.2%
Terminal Growth Rate	4.4%
To determine our WACC rate, we performed a peer company analysis and considered the weighted average return on debt and equity, the updated risk-free interest rate, beta, equity risk premium, and entity specific size risk premium. We based our terminal growth rates upon market estimates provided in strategic studies previously commissioned by us and our own internal analysis. Our analysis yielded an estimated fair value in excess of the carrying value by over 50% for 2009.
Concurrent with the above analysis, we performed a sensitivity analysis based upon reasonably likely changes to determine if our DCF analysis would result in impairment if the following changes were made to our assumptions: i) assumed WACC rate was increased by 5 percentage points; ii) future revenue was 75% of our projections in the DCF model; or iii) the terminal growth rate used was 50% lower. None of these sensitivity analyses resulted in an estimated fair value less than the carrying amount of the reporting unit.
Accounting for Income Taxes. We calculate our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. Undistributed earnings of our foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.
Effective January 1, 2007, we adopted Accounting Standards Codification (ASC) 740 “Income Taxes” (ASC 740) which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense. Determining the consolidated provision for income taxes involves judgments, estimates and the application of complex tax regulations. We are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions. Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by taxing authorities could differ from the recorded income tax liabilities and could result in additional income tax expense. In accordance with ASC 740, changes of estimates in our income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in the change to our estimate become known to us. As a result, our effective income tax rate may fluctuate on a quarterly basis.

We recognize excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with-and-without approach, excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.
Stock compensation. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of our stock-based awards is estimated using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility. The expected term is calculated using the contractual term of the options as well as an analysis of our historical exercises of stock options. The estimate of risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends, thus we have assumed a 0% dividend yield. We are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is based on historical forfeiture performance and will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating income, net income, and net income per share.
Consolidated Results of Operations
The following table sets forth the percentage of total revenue of certain items in the Consolidated Statements of Operations. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2009	2008	2007

Revenue	100%	100%	100%

Cost of revenue	33%	32%	39%

Gross profit	67%	68%	61%

Operating expenses
Research and development expense	17%	18%	20%
Selling, general and administrative expense	44%	47%	54%
In-process research and development expense	—	—	10%
Gain on settlement of liability	—	—	(3)%

Total operating expenses	61%	65%	82%

Income (loss) from operations	6%	3%	(20)%

Interest expense from long-term debt	—	—	(1)%

Other income, net	1%	1%	2%

Settlement of litigation	(4)%	—	15%

Income taxes	12%	(1)%	—

Net income (loss)	15%	3%	(4)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,
				Variance
	2009	2008	Variance	(%)
		(dollars in thousands)
Revenue	$120,643	$104,447	$16,196	16%
Gross profit	$81,294	$70,946	$10,348	15%
Gross margin percentage	67%	68%	(1)%	N/A
Operating expenses	$73,895	$67,593	$6,302	9%
Net income	$17,729	$3,057	$14,672	480%
Revenue. Total revenue increased to $120.6 million for the year ended December 31, 2009 from $104.4 million in 2008. The increase in revenue was primarily attributable to an increase of $12.3 million in assay revenue in the assay segment and continued growth in system sales and royalty revenue in the technology segment, offset by a decrease in technology segment consumable sales.
A breakdown of revenue for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31,
	2009	2008
System sales	$30,711	$28,136
Consumable sales	28,380	31,724
Royalty revenue	18,312	14,897
Assay revenue	31,054	18,715
Service contracts	5,845	5,363
Other revenue	6,341	5,612

	$120,643	$104,447

We continue to have revenue concentration in a limited number of strategic partners, as the top five customers, by revenue, accounted for 48% of total revenue in 2009 down from 53% of total revenue in 2008. In particular, two customers accounted for 26% of 2009 total revenue (15% and 11% respectively) down from 36% of 2008 total revenue (19% and 17% respectively). The decline was primarily attributable to the increase in assay segment revenue as a percentage of total revenue, but was also affected by company and market factors specific to those customers. No other customer accounted for more than 10% of total revenue. See the segment discussions that follow on pages 45-51 for additional revenue discussion.
Gross Profit. Gross profit increased to $81.3 million for the year ended December 31, 2009, as compared to $70.9 million for the year ended December 31, 2008. The gross profit margin rate (gross profit as a percentage of total revenue) was 67% for the year ended December 31, 2009, down from 68% for the year ended December 31, 2008. Maintenance of our gross profit margin rate was enabled by the high concentration of sales in our higher margin items such as assays, consumables and royalties. The increase in gross profit was primarily attributable to the overall increase in revenue. We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in partner bulk purchases and the absolute number of quarterly system sales.
Research and Development Expense. Research and development expenses increased to $20.8 million for the year ended December 31, 2009 from $18.6 million for the year ended December 31, 2008. The increase was primarily attributable to increased activity by the assay segment related to product development, an increase in materials, and additional personnel costs associated with the addition of employees and contract employees. Research and development headcount at December 31, 2009 was 132 as compared to 116 at December 31, 2008. As a percentage of revenue, research and development expense decreased to 17% in 2009 as compared with 18% in 2008. Our current expectation is for research and development expenses to be between 15% and 18% of total revenue for 2010.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $53.1 million for the year ended December 31, 2009 from $49.0 million for the comparable period in 2008. The increase was primarily attributable to additional personnel costs associated with the addition of employees and an increase in stock compensation expense. Selling, general and administrative headcount at December 31, 2009 was 158 as compared to 134 at December 31, 2008. As a percentage of revenue, selling, general and administrative expenses decreased to 44% in 2009 as compared to 47% in 2008.
Income from Operations. Operating profit as a percentage of revenue increased from 3% in 2008 to 6% in 2009 as a result of our overall control of operating expenses and maintenance of our gross profit margin rate.
Other Income, net. Other income, net decreased to $0.7 million for the year ended December 31, 2009 from $1.1 million for the year ended December 31, 2008 due to the decrease in the average rate earned on our current invested balances from 2.0% for the year ended December 31, 2008 to 0.6% for the year ended December 31, 2009. This decrease is the result of an overall decrease in market rates compared to the prior year period.
Income taxes. Income tax expense decreased in 2009 due to the $14.9 million tax benefit from the release of a portion of our total valuation allowance on deferred U.S. tax assets.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Year Ended December 31,
				Variance
	2008	2007	Variance	(%)
		(dollars in thousands)
Revenue	$104,447	$75,010	$29,437	39%
Gross profit	$70,946	$46,094	$24,852	54%
Gross margin percentage	68%	61%	7%	N/A
Operating expenses	$67,593	$63,512	$4,081	6%
Net (loss) income	$3,057	$(2,711)	$5,768	213%
Revenue. Total revenue increased to $104.4 million for the year ended December 31, 2008 from $75.0 million in 2007. The increase in revenue was primarily attributable to an increase of $17.2 million in consumable and royalty revenues in the technology segment and continued growth in the assay segment, including the effects of the acquisition of LMD. In addition, system sales increased to 915 systems in 2008 from 862 systems for 2007.
A breakdown of revenue for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31,
	2008	2007
System sales	$28,136	$24,428
Consumable sales	31,724	19,199
Royalty revenue	14,897	10,244
Assay revenue	18,715	11,323
Service contracts	5,363	4,431
Other revenue	5,612	5,385

	$104,447	$75,010

The top five customers, by revenue, accounted for 53% of total revenue in 2008. In particular, two customers accounted for 36% of 2008 total revenue (19% and 17% respectively). No other customer accounted for more than 10% of total revenue in 2008. See the segment discussions that follow on pages 45-51 for additional revenue discussion.
Gross Profit. Gross profit increased to $70.9 million for the year ended December 31, 2008, as compared to $46.1 million for the year ended December 31, 2007. The gross profit margin rate was 68% for the year ended December 31, 2008, up from 61% the year ended December 31, 2007. The increase in gross margin rate was primarily attributable to the continuing shift in revenue concentration towards higher margin items such as assays, consumables and royalties. The increase in gross profit was primarily attributable to the overall increase in revenue.

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

Segment Results of Operations
Technology Segment
Selected financial data for the year ended December 31, 2009 and 2008 of our technology segment is as follows:

	Year Ended December 31,
				Variance
	2009	2008	Variance	(%)
		(dollars in thousands)
Revenue	$87,389	$83,567	$3,822	5%
Gross profit	$57,649	$54,756	$2,893	5%
Gross margin percentage	66%	66%	0%	N/A
Operating expenses	$49,527	$45,723	$3,804	8%
Net income	$21,406	$9,405	$12,001	128%
Revenue. Total revenue increased 5% to $87.4 million for the year ended December 31, 2009 from $83.6 million in 2008. The increase in revenue was primarily attributable to an increase in system sales and royalty revenue as a result of the continued acceptance and utilization of our technology in the marketplace offset by decreases in consumable sales.
A breakdown of revenue in the technology segment for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31,
	2009	2008

System sales	$29,296	$26,408
Consumable sales	28,316	31,678
Royalty revenue	18,312	14,897
Service contracts	5,552	5,290
Other revenue	5,913	5,294

	$87,389	$83,567

The top five customers, by revenue, accounted for 56% of total technology segment revenue in 2009 compared to 62% in 2008. In particular, two customers accounted for 37% of total technology segment revenue in the year ended December 31, 2009 (21% and 16%, respectively). For comparative purposes, these same two customers accounted for 45% of total technology segment revenue (24% and 21%, respectively) in the year ended December 31, 2008. We believe that the decrease in percentage of total revenue represented by our two largest customers is primarily the result of specific company factors and general market factors applicable to our two largest customers. These factors, we believe, resulted in a decrease in the dollar amount of bulk purchases by one of our largest customers, and a decline in system purchases relative to their historical purchases by the other. No other customer accounted for more than 10% of total technology segment revenue.
System and peripheral component sales increased 11% to $29.3 million for the year ended December 31, 2009 from $26.4 million for the year ended December 31, 2008. The technology segment sold 838 of the 873 total system sales in 2009. For the year ended December 31, 2009, five of our partners accounted for 552, or 66%, of total technology segment system sales for the period. Five of our partners accounted for 698, or 80%, of total technology segment system sales for the year ended December 31, 2008.

Consumable sales, comprised of microspheres and sheath fluid, decreased 11% to $28.3 million during 2009 from $31.7 million in 2008. This is primarily the result of a decrease in the number and average dollar amount of bulk purchases as described in the Overview section above. During 2009 we had 51 bulk purchases of consumables totaling approximately $22.3 million as compared with 49 bulk purchases totaling approximately $26.1 million in the prior year. Partners who reported royalty bearing sales accounted for $22.7 million, or 80%, of total consumable sales for the year ended December 31, 2009. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.
Royalty revenue increased 23% to $18.3 million for the year ended December 31, 2009 from $14.9 million for the year ended December 31, 2008. We believe this is primarily the result of our increased cumulative instrument placements, menu expansion, and utilization of our partners’ assays on our technology. We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the year ended December 31, 2009, we had 39 commercial partners submit royalties as compared with 35 for the year ended December 31, 2008. Additionally, the 39 partners from whom we recognized $18.3 million in royalties in 2009 represented approximately $14.9 million of the total royalties in 2008, an increase of approximately 23% over their prior year payments. Total royalty bearing sales reported to us by our partners were approximately $281.8 million for the year ended December 31, 2009 as compared to $238.5 million for the year ended December 31, 2008.
Service contracts, comprised of extended warranty contracts earned ratably over the term of a contract, increased 5% to $5.6 million during 2009 from $5.3 million in 2008. This increase is attributable to additional resources allocated to the sale of extended service agreements resulting in increased penetration of the expanded installed base. At December 31, 2009, we had 1,086 Luminex systems covered under extended service agreements and $2.3 million in deferred revenue related to those contracts. At December 31, 2008, we had 967 Luminex systems covered under extended service agreements and $2.1 million in deferred revenue related to those contracts.
Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales and grant revenue, increased 12% to $5.9 million for the year ended December 31, 2009 compared to $5.3 million for the year ended December 31, 2008. This increase is primarily the result of an increase in grant revenue.
Gross Profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the technology segment remained flat at 66% for the years ended December 31, 2009 and 2008. The increase in royalty revenue, one of our higher margin items, was offset by the decrease in consumable sales, another of our higher margin items. Consumables and royalties comprised $46.6 million, or 53%, of technology segment revenue for the year ended December 31, 2009 and $46.6 million, or 56%, for the year ended December 31, 2008. Gross profit for the technology segment increased to $57.6 million for the year ended December 31, 2009, as compared to $54.8 million for the year ended December 31, 2008. The increase in gross profit was primarily attributable to the overall increase in revenue.
Operating expenses. Research and development expenses increased to $10.9 million for the year ended December 31, 2009 from $10.8 million for the year ended December 31, 2008. The slight increase was primarily attributable to an increase in personnel costs associated with the addition of employees offset by a decrease in professional consulting fees. The increase in the number of employees has allowed us to enhance our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms. As a percentage of revenue, research and development expense was 12% in 2009 and 13% in 2008.
Selling, general and administrative expenses increased to $38.7 million for the year ended December 31, 2009 from $34.9 million for the comparable period in 2008. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees of the technology segment to 119 at December 31, 2009 from 99 at December 31, 2008 and higher legal and professional fees. As a percentage of revenue, selling, general and administrative expenses were 44% in 2009 and 42% in 2008.

Income taxes. Income tax expense decreased in 2009 due to the $14.9 million tax benefit from the release of a portion of our total valuation allowance on deferred U.S. tax assets.
Selected financial data for the year ended December 31, 2008 and 2007 of our technology segment is as follows:

	Year Ended December 31,
				Variance
	2008	2007	Variance	(%)
		(dollars in thousands)
Revenue	$83,567	$62,436	$21,131	34%
Gross profit	$54,756	$37,864	$16,892	45%
Gross margin percentage	66%	61%	5%	N/A
Operating expenses	$45,723	$38,391	$7,332	19%
Net income	$9,405	$12,330	$(2,925)	24%
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
System and peripheral component sales increased 13% to $26.4 million for the year ended December 31, 2008 from $23.3 million for the year ended December 31, 2007. System sales increased to 875 systems for 2008 as compared to 838 systems in the prior year.
Consumable sales, comprised of microspheres and sheath fluid, increased 65% to $31.7 million during 2008 from $19.2 million in 2007. This was primarily the result of an increase in bulk purchases due to increased commercial activity by our partners. Partners who reported royalty bearing sales accounted for $28.2 million, or 89%, of total consumable sales for the year ended December 31, 2008. In addition, during 2008 we had 49 bulk purchases of consumables totaling approximately $26.1 million as compared with 41 bulk purchases totaling approximately $14.3 million in the prior year.
Royalty revenue increased 46% to $14.9 million for the year ended December 31, 2008 from $10.2 million for the year ended December 31, 2007. We believe this was primarily the result of our efforts to accelerate instrument placements, menu expansion, and increasing utilization of our partner’s assays on our technology. For the year ended December 31, 2008, we had 35 commercial partners submit royalties as compared with 30 for the year ended December 31, 2007. Additionally, the 30 partners from whom we recognized $10.2 million in royalties in 2007 represented approximately $14.6 million of the total royalties in 2008, an increase of approximately 43% over their prior year payments. Total royalty bearing sales reported to us by our partners were approximately $238.5 million for the year ended December 31, 2008 as compared to $167.0 million for the year ended December 31, 2007.

Service contracts, comprised of extended warranty contracts earned ratably over the term of a contract, increased 19% to $5.3 million during 2008 from $4.4 million in 2007. This increase was attributable to additional resources allocated to the sale of extended service agreements resulting in increased penetration of the expanded installed base. At December 31, 2008, we had 967 Luminex systems covered under extended service agreements and $2.1 million in deferred revenue related to those contracts. At December 31, 2007, we had 799 Luminex systems covered under extended service agreements and $1.8 million in deferred revenue related to those contracts.
Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales and grant revenue, stayed flat at $5.3 million for the years ended December 31, 2008 and 2007.
Gross Profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the technology segment increased to 66% for the year ended December 31, 2008 from 61% for the year ended December 31, 2007. Gross profit for the technology segment increased to $54.8 million for the year ended December 31, 2008, as compared to $37.9 million for the year ended December 31, 2007. The increase in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items. The increase in gross profit was primarily attributable to the overall increase in revenue coupled with the increase in gross margin. Consumables and royalties, two of our higher margin items, comprised $46.6 million, or 56%, of technology segment revenue for the year ended December 31, 2008 and $29.4 million, or 47%, for the year ended December 31, 2007.
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

Assay Segment
Selected financial data for the year ended December 31, 2009 and 2008 of our assay segment is as follows:

	Year Ended December 31,
				Variance
	2009	2008	Variance	(%)
		(dollars in thousands)
Revenue	$33,254	$20,880	$12,374	59%
Gross profit	$23,645	$16,190	$7,455	46%
Gross margin percentage	71%	78%	(6)%	N/A
Operating expenses	$24,368	$21,870	$2,498	(11)%
Net loss	$(3,677)	$(6,348)	$2,671	42%
A breakdown of revenue in the assay segment for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2009	2008

System sales	$1,415	$1,728
Consumable sales	64	46
Royalty revenue	—	—
Assay revenue	31,054	18,715
Service contracts	293	73
Other revenue	428	318

	$33,254	$20,880

Revenue. Total revenue increased 59% to $33.3 million for the year ended December 31, 2009 from $20.9 million in 2008. The increase in revenue was primarily attributable to a 66% increase in assay revenue, driven primarily by increased sales of RVP resulting from the H1N1 influenza. We currently do not anticipate the occurrence of a pandemic influenza to contribute to our 2010 results. The top five customers, by revenue, accounted for 81% of total revenue in 2009 compared to 72% in 2008. In particular, the top two customers in 2009, one of which was not a top two customer in 2008, accounted for 52% of total revenue (31% and 21%, respectively) compared to the top two customers of 2008 which accounted for 48% of total revenue (27% and 21%, respectively). The majority of our assay segment revenues are generated from the sale of test kits. Historically, over 70% of our total assay revenue was derived from our CF product line. In the year ended December 31, 2009, our top two assay segment products were RVP and CF. These two products represented approximately 89% and 83% of total assay revenue in the years ended December 31, 2009 and 2008, respectively. System sales during the year ended 2009 in the assay segment decreased to 35 systems compared to 40 systems in 2008. Other revenue includes contract research and development fees and commercial milestone revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the assay segment decreased to 71% for the year ended December 31, 2009 from 78% for the year ended December 31, 2008. Gross profit for the assay segment increased to $23.6 million for the year ended December 31, 2009, as compared to $16.2 million for the year ended December 31, 2008. The decrease in gross profit margin percentage was primarily attributable to a contractual amendment with a partner resulting in a positive pricing adjustment of $327,000 in 2008 and accelerated amortization in 2009 of a license agreement related to the termination of a supply contract associated with our FlexmiR product line. The increase in gross profit was primarily attributable to the overall increase in revenue offset by the decrease in gross margin.
Operating expenses. Research and development expenses increased to $9.9 million for the year ended December 31, 2009 from $7.8 million for the year ended December 31, 2008. The increase in research and development expenses was primarily due to increased activity by the assay segment related to product development, additional personnel costs and the related stock compensation costs associated with the increase in research and development employees and contract employees of the assay segment to 60 at December 31, 2009 from 45 at December 31, 2008.

Selling, general and administrative expenses, including the amortization of acquired intangibles, increased to $14.5 million for the year ended December 31, 2009 from $14.1 million for the comparable period in 2008. The slight increase in selling, general and administrative expenses was primarily due to a decrease in marketing expenses, outside services and legal fees, offset by a payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR product line. We launched our next generation FlexmiR in July 2009. This termination is not expected to affect FlexmiR product supply to customers.
Selected financial data for the year ended December 31, 2008 and 2007 of our assay segment is as follows:

	Year Ended December 31,
			Variance	Variance
	2008	2007	$	(%)
		(dollars in thousands)
Revenue	$20,880	$12,574	$8,306	66%
Gross profit	$16,190	$8,230	$7,960	97%
Gross margin percentage	78%	65%	13%	N/A
Operating expenses	$21,870	$25,121	$(3,251)	(13)%
Net loss	$(6,348)	$(15,041)	$8,693	58%
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

The top five customers, by revenue, accounted for 72% of total revenue in 2008 compared to 64% in 2007. In particular, the top two customers in 2008 accounted for 48% of total revenue (27% and 21%, respectively) compared to the top two customers of 2007 which accounted for 46% of total revenue (33% and 13%, respectively. In the year ended December 31, 2008, as a result of the launch of our RVP product in January, 2008, our top two assay segment products were CF and RVP. These two products represented over 83% of total assay revenue in the year ended December 31, 2008. System sales during the year ended 2008 in the assay segment increased to 40 systems compared to 24 systems in 2007. Other revenue includes contract research and development fees and commercial milestone revenue.
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
Liquidity and Capital Resources

	December 31,	December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents	$90,843	$81,619
Short-term investments	8,511	40,501
Long-term investments	20,228	2,000

	$119,582	$124,120

At December 31, 2009, we held cash, cash equivalents and short-term and long-term investments of $119.6 million and had working capital of $122.4 million. At December 31, 2008, we held cash, cash equivalents and short-term and long-term investments of $124.1 million and had working capital of $131.5 million. Cash, cash equivalents and investments have decreased by approximately $4.5 million during the year ended December 31, 2009 due primarily to capital expenditures and an increase in our accounts receivable.
We have funded our operations to date primarily through the issuance of equity securities (in conjunction with an initial public offering in 2000, subsequent option exercises, and our follow-on public offering in 2008) and cash generated from operations. Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including obligations of the United States government or agencies thereof and United States corporate debt securities. We do not have any investments in asset-backed commercial paper, auction rate securities, or mortgage backed or sub-prime style investments.
Cash provided by operations was $5.8 million for the year ended December 31, 2009. Significant items affecting operating cash flows for the period were our net income of $17.7 million and adjustments for depreciation and amortization of $8.3 million and stock compensation of $8.2 million, offset by the $15.5 million increase in our deferred income taxes due to our release of the valuation allowance, an increase in accounts receivable of $10.8 and an increase in inventory of $5.9 million.

Cash provided by investing activities was $3.3 million for the year ended December 31, 2009 as compared with cash used in investing of $41.7 million for the year ended December 31, 2008. In 2009, our purchases of securities decreased as we decided to hold maturing short-term investments in cash and cash equivalents. Capital expenditures for property, plant and equipment increased to $10.4 million from $4.4 million in 2008. The increase is primarily related to leasehold improvements for additional space leased in the U.S. and the Netherlands, acquisitions of FLEXMAP 3D systems for internal use, leasehold improvements for our new office in the People’s Republic of China, and purchases of equipment for our business continuity site. Currently, exclusive of changes in investments, we expect cash used in investing activities to be primarily for purchases of property, plant and equipment.
Cash provided by financing activities was $0.6 million for the year ended December 31, 2009 as compared with cash provided by financing activities of $81.7 million for the year ended December 31, 2008 due to our follow-on public offering in June of 2008 of $74.7 million and a decrease in the proceeds from issuance of common stock due to exercises of stock options and warrants of $0.6 million in 2009 compared to $7.1 million in 2008.
Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2010. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, and (iii) signing of partnership agreements which include significant up front license fees. See also the “Safe Harbor Cautionary Statement” and Item 1A “Risk Factors” above.
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

Contractual Obligations
As of December 31, 2009, we had approximately $11.7 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage during 2009. The following table reflects our total current non-cancelable obligations by period as of December 31, 2009 (in thousands):

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable rental obligations	$11,421	$2,446	$4,656	$3,801	$518
Non-cancelable purchase obligations (1)	12,662	8,330	1,552	1,082	1,698
Long-term debt obligations (2)	5,430	868	2,090	2,472	—
Capital lease obligations	20	20	—	—	—

Total (3)	$29,533	$11,664	$8,298	$7,355	$2,216

(1)
Purchase obligations include contractual arrangements in the form of purchase orders primarily as a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met.

(2)
On December 12, 2003, LMD entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (Cdn) $7.3 million relating to the development of several genetic tests. This agreement was amended in March 2009. Funds were advanced from Technology Partnerships Canada (TPC), a special operating program. The actual payments we received were predicated on eligible expenditures made during the project period which ended July 31, 2008. LMD has received Cdn $4.9 million from TPC which is expected to be repaid along with approximately Cdn $1.6 million of imputed interest for a total of approximately Cdn $6.5 million.

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

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at December 31, 2009, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore, $0.8 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 to the Consolidated Financial Statements for a discussion on income taxes.

Inflation
We do not believe that inflation has had a direct adverse effect on our operations to date. However, a substantial increase in product and manufacturing costs and personnel related expenses could have an adverse impact on our results of operations in the event these expenses increase at a faster pace than we can increase our system, consumable and royalty rates.

Recently Adopted Accounting Standards
In June 2009, the FASB issued ASC Update No. 2009-01 (ASU No. 2009-01), “Topic 105 — Generally Accepted Accounting Principles,” which amends the ASC for the issuance of Statement of Financial Accounting Standards No. 168 (SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU No. 2009-01 includes SFAS No. 168 in its entirety and establishes the ASC as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the FASB ASC for fiscal year ended December 31, 2009. The adoption had no impact on our financial statements. All references to authoritative guidance have been updated to cite relevant ASC Topics, as applicable.
Recent Accounting Pronouncements
The FASB recently amended its guidance on the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the new guidance amends previous guidance related to the concept of a qualifying special-purpose entity, variable interest entities that are qualifying special-purpose entities and the financial-components approach. The new guidance is effective for transfer of financial assets occurring on or after January 1, 2010. We have not determined the effect that the adoption of the new guidance will have on its financial position or results of operations but the effect will generally be limited to future transactions. Historically, we have not had any material transfers of financial assets. Additionally, the FASB recently amended its guidance surrounding a company’s analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.
In October 2009, the FASB updated its revenue recognition guidance, amending the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.
In October 2009, the FASB updated its software guidance, changing the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. In addition, the amendments require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

In January 2010, the FASB updated it guidance related to fair value measurements and disclosures. This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement in order to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, guidance will require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, the FASB clarified the disclosure requirements related to the use of judgment in determining the appropriate classes of assets and liabilities when reporting fair value measurement for each class and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at December 31, 2009 would yield an approximate 1% variance in overall investment return. Due to our intention to hold our investments to maturity, we have concluded that there is no material market risk exposure.
Foreign Currency Risk. As of December 31, 2009, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary, LMD, are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. and Canadian Dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an immaterial foreign exchange impact. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.
In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rates fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss of $214,000 was included in determining our consolidated results for the year ended December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Luminex Corporation
We have audited Luminex Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Luminex Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Luminex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luminex Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Luminex Corporation and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Luminex Corporation
We have audited the accompanying consolidated balance sheets of Luminex Corporation (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
February 25, 2010

LUMINEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$90,843	$81,619
Short-term investments	8,511	40,501
Accounts receivable, (net of allowance for doubtful accounts of $523 and $272 at December 31, 2009 and 2008, respectively)	22,108	11,024
Inventories, net	17,524	11,589
Deferred income taxes	1,040	2
Prepaids and other	2,130	1,658

Total current assets	142,156	146,393

Property and equipment, net	17,255	12,567
Intangible assets, net	12,938	14,901
Deferred income taxes	14,732	274
Long-term investments	20,228	2,000
Goodwill	39,617	39,617
Other	1,087	1,539

Total assets	$248,013	$217,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,430	$4,580
Accrued liabilities	7,493	6,930
Deferred revenue	2,967	2,671
Current Portion of long term debt	868	445

Total current liabilities	19,758	14,626

Long-term debt	3,591	2,914
Deferred revenue	4,614	4,960
Other	1,312	251

Total liabilities	29,275	22,751

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 40,736,340 shares in 2009; 40,334,082 shares in 2008	41	40
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	285,648	279,255
Accumulated other comprehensive loss (gain)	28	(47)
Accumulated deficit	(66,979)	(84,708)

Total stockholders’ equity	218,738	194,540

Total liabilities and stockholders’ equity	$248,013	$217,291

See the acompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenue	$120,643	$104,447	$75,010

Cost of revenue	39,349	33,501	28,916

Gross profit	81,294	70,946	46,094

Operating expenses:

Research and development	20,752	18,628	15,383

Selling, general and administrative	53,143	48,965	40,729

In-process research and development	—	—	7,400

Gain on settlement of liability	—	—	(2,345)

Total operating expenses	73,895	67,593	61,167

Income (loss) from operations	7,399	3,353	(15,073)

Interest expense from long-term debt	(481)	(592)	(513)

Other income, net	719	1,144	1,665

Settlement of litigation	(4,350)	—	11,500

Income (loss) before income taxes	3,287	3,905	(2,421)

Income taxes	14,442	(848)	(290)

Net income (loss)	$17,729	$3,057	$(2,711)

Net income (loss) per share, basic	$0.44	$0.08	$(0.08)

Shares used in computing net income (loss) per share, basic	40,562	37,868	34,361

Net income (loss) per share, diluted	$0.43	$0.08	$(0.08)

Shares used in computing net income (loss) per share, diluted	41,633	39,700	34,361
See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,729	$3,057	$(2,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	8,329	7,001	5,063
In-process research and development expense	—	—	7,400
Gain on settlement of liability	—	—	(2,345)
Amortization of deferred stock, restricted stock and stock compensation expense	8,160	7,251	6,593
Deferred income tax benefit	(15,496)	(105)	(128)
Loss on disposal of assets	25	8	88
Other	1,665	(415)	268
Changes in operating assets and liabilities:
Accounts receivable, net	(10,827)	694	(3,255)
Inventories, net	(5,935)	(5,081)	(129)
Other assets	(699)	(837)	1,147
Accounts payable	3,672	1,760	(2,958)
Accrued liabilities	(765)	(312)	(715)
Deferred revenue	(55)	830	75

Net cash provided by operating activities	5,803	13,851	8,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(62,764)	—	—
Maturities of available-for-sale securities	33,968	—	—
Purchases of held-to-maturity securities	—	(55,868)	(6,325)
Maturities of held-to-maturity securities	42,501	20,310	17,717
Purchase of property and equipment	(10,369)	(4,449)	(6,685)
Acquisition of business, net of cash acquired	—	—	(2,686)
Acquisition activity	—	(481)
Proceeds from sale of assets	—	19	30
Acquired intangible assets	—	—	(10)
Acquired technology rights	(29)	(1,216)	(265)

Net cash provided by (used in) investing activities	3,307	(41,685)	1,776

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	453	—	—
Payments on debt	(440)	(134)	(12,349)
Proceeds from secondary offering, net of offering costs	—	74,722	—
Proceeds from issuance of common stock	567	7,075	1,868
Other	—	—	13

Net cash provided by (used in) financing activities	580	81,663	(10,468)

Effect of foreign currency exchange rate on cash	(466)	557	118
Change in cash and cash equivalents	9,224	54,386	(181)
Cash and cash equivalents, beginning of year	81,619	27,233	27,414

Cash and cash equivalents, end of year	$90,843	$81,619	$27,233

Interest and penalties paid	$456	$160	$1,360

SUPPLEMENTAL DISCLOSURE OF NON-CASH EFFECT OF ACQUISITIONS:
Purchase price	—	—	$(49,401)
Common stock issued	—	—	41,754
Conversion of Tm options and warrants	—	—	2,315
Forgiveness of receivable from acquired company	—	—	1,233
Write-off of acquired technology rights	—	—	473
Cash acquired	—	—	940

Acquisition, net of cash acquired	—	—	$(2,686)

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

				Accumulated
	Common Stock		Additional	Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity

Balance at December 31, 2006	31,678,608	$32	$139,116	$65	$(85,054)	$54,159
Exercise of stock options	331,754	—	1,868	—	—	1,868
Issuances of restricted stock, net of shares withheld for taxes	178,815	—	(425)	—	—	(425)
Shares Exchanged in Tm Acquisition	3,202,034	3	41,751	—		41,754
Value of Tm options and warrants traded	—	—	2,315	—	—	2,315
Stock compensation	—		6,593			6,593
Net income	—	—	—	—	(2,711)	(2,711)
Foreign currency translation adjustment	—	—	—	(73)	—	(73)

Balance at December 31, 2007	35,391,211	$35	$191,218	$(8)	$(87,765)	$103,480
Exercise of stock options	644,057	1	7,075	—	—	7,076
Issuances of restricted stock, net of shares withheld for taxes	273,814	—	(1,281)	—	—	(1,281)
Stock compensation	—		7,251			7,251
Net income	—	—	—	—	3,057	3,057
Secondary public offering, net of offering costs	4,025,000	4	74,718			74,722
Tax benefits associated with options	—		274			274
Foreign currency translation adjustment	—	—	—	(39)	—	(39)

Balance at December 31, 2008	40,334,082	$40	$279,255	$(47)	$(84,708)	$194,540
Exercise of stock options	71,602	1	566	—	—	567
Issuances of restricted stock, net of shares withheld for taxes	330,656	—	(2,371)	—	—	(2,371)
Stock compensation	—		8,160			8,160
Net income	—	—	—	—	17,729	17,729
Tax benefits associated with options	—		38			38
Foreign currency translation adjustment	—	—	—	12	—	12
Other	—	—	—	63		63

Balance at December 31, 2009	40,736,340	$41	$285,648	$28	$(66,979)	$218,738

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Luminex Corporation (the “Company” or “Luminex”) develops, manufactures and sells proprietary biological testing technologies and products with applications throughout the life sciences and diagnostic industries. The Company’s xMAP® technology, an open architecture, multiplexing technology, allows the Luminex systems to simultaneously perform up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. The Company’s xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
The acquisition of Tm Bioscience Corporation, or Tm, now known as Luminex Molecular Diagnostics, Inc., or LMD, was completed on March 1, 2007; therefore, the results of operations of LMD in the Company’s consolidated financial statements only include LMD results since that date.
Adoption of the FASB Accounting Standards Codification
In June 2009, the FASB issued ASC Update No. 2009-01 (ASU No. 2009-01), “Topic 105 — Generally Accepted Accounting Principles,” which amends the ASC for the issuance of Statement of Financial Accounting Standards No. 168 (SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU No. 2009-01 includes SFAS No. 168 in its entirety and establishes the ASC as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the FASB ASC for fiscal year ended December 31, 2009. The adoption had no impact on the Company’s financial statements. All references to authoritative guidance have been updated to cite relevant ASC Topics, as applicable.
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
Subsequent Events
The Company has evaluated subsequent events through the time of filing this Form 10-K with the SEC on February 25, 2010. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in these financial statements.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits and highly liquid investments with original maturities of three months or less when purchased.
Investments
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are stated at amortized cost, which approximates fair value of these investments. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Marketable securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date. The fair value of all securities is determined by quoted market prices and market interest rates as of the end of the reporting period. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.
Fair Value of Financial Instruments
The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, long-term investments, accounts payable, accrued liabilities, and long-term debt. Except for the fair value of the Company’s long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2009 and 2008. See Note 11 for further details concerning the fair value of the Company’s long-term debt.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of short-term and long-term investments and trade receivables. The Company’s short-term investments consist of investments in high credit quality financial institutions and corporate issuers.
The Company provides credit, in the normal course of business, to a number of its customers geographically dispersed primarily throughout the U.S. The Company attempts to limit its credit risk by performing ongoing credit evaluations of its customers and maintaining adequate allowances for potential credit losses and does not require collateral.
One Lambda, Inc. accounted for 21%, 24% and 18% of the Company’s total technology segment revenues in 2009, 2008 and 2007, respectively. Bio-Rad Laboratories, Inc. accounted for 16%, 21% and 24% of the Company’s total technology segment revenues in 2009, 2008 and 2007, respectively. Fisher Scientific accounted for 31%, 21% and less than 10% of the Company’s total assay segment revenues in 2009, 2008 and 2007, respectively. Abbott Laboratories accounted for 21%, less than 10%, and less than 10% of the Company’s total assay segment revenues in 2009, 2008 and 2007, respectively. Genzyme Genetics accounted for 15%, 27%, and 33% of the Company’s total assay segment revenues in 2009, 2008 and 2007, respectively. LabCorp accounted for less than 10%, less than 10%, and 13% of the Company’s total assay segment revenues in 2009, 2008 and 2007, respectively. No other customer accounted for more than 10% of total segment revenues in 2009, 2008 or 2007.

Inventories
Inventories, consisting primarily of raw materials and purchased components, are stated at the lower of cost or market, with cost determined according to the standard cost method. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost over the fair value of the assets of the acquired business. In accordance with ASC 350 “Goodwill and Other” (ASC 350), goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise, on a reporting unit level. The Company allocates goodwill to one reporting unit, the assay segment, for goodwill impairment testing. In performing the impairment test, the Company utilizes the two-step approach prescribed under the ASC. The first step requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit. If in step one of the annual test, the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed in step two to measure the amount of the impairment loss, if any. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions. The Company utilizes the income approach based on a discounted cash flow analysis to determine its fair value estimates, and then uses market comparisons as a reasonability check to ensure that neither the income approach nor the market comparisons yielded significantly different results. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. As the Company’s assay segment and goodwill came into existence in 2007 due to the acquisition of Tm Biosciences, now referred to as LMD, the Company believes that the DCF method best aligns with how the Company approached the acquisition and determined the value of the acquired company. This methodology used to determine fair value has been consistently applied since the inception of the Company’s goodwill in 2007; however, the assumptions and estimates are updated each year. The Company’s estimates are based on revenue projections by product line, and include judgment based on historical growth and scheduled product approvals by the various governmental authorities. The Company believes its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The most significant assumptions used in the discounted cash flow methodology are the discount rate, based upon the estimated weighted average cost of capital (WACC), and the terminal growth rate, based upon strategic studies the Company commissioned and the Company’s own internal analysis. A WACC rate of 15.2% and a terminal growth rate of 4.4% were used by the Company in 2009.
To determine the Company’s WACC rate, the Company performed a peer company analysis and considered the weighted average return on debt and equity, the updated risk-free interest rate, beta, equity risk premium, and entity specific size risk premium. The Company’s terminal growth rates are based upon market estimates provided in strategic studies previously commissioned by the Company and the Company’s own internal analysis. The Company’s analysis yielded an estimated fair value in excess of the carrying value by over 50% for 2009.
Concurrent with the above analysis, the Company performed a sensitivity analysis based upon reasonably likely changes to determine if the Company’s DCF analysis would result in impairment if the following changes were made to the Company’s assumptions: i) assumed WACC rate was increased by 5 percentage points; ii) future revenue was 75% of the Company’s projections in the DCF model; or iii) the terminal growth rate used was 50% lower. None of these sensitivity analyses resulted in an estimated fair value less than the carrying amount of the reporting unit. No goodwill impairments were recorded in 2009 or 2008.

Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from 2 to 15 years. The useful lives of the assets acquired as part of the Tm acquisition were established as a result of the allocation of fair values at March 1, 2007. The Company has no intangible assets with indefinite useful lives.
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
Revenue Recognition and Allowance For Doubtful Accounts
Revenue from sales of the Company’s products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is probable. Generally, these criteria are met at the time the product is shipped. If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met. Revenues from royalties related to agreements with strategic partners are recognized when such amounts are reported to the Company; therefore, the underlying end user sales may be related to prior periods. Revenue from extended service agreements is deferred and recognized ratably over the term of the agreement. Revenues from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements. Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.
The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same level of credit losses that it has in the past. A significant change in the liquidity or financial position of any one of the Company’s significant customers, or a deterioration in the economic environment, in general, could have a material adverse impact on the collectability of the Company’s accounts receivable and its future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.
Product-Related Expenses
The Company provides for the estimated cost of initial product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required. Shipping and handling costs associated with product sales are included in cost of sales. The Company expenses advertising costs as incurred. Advertising expenses were not significant for any of the years presented.
Research and Development Costs
Research and development costs are generally expensed in the period incurred; however, the Company capitalizes certain internally developed products, used for evaluation during development projects that also have alternative future uses. These assets are generally depreciated on a straight-line basis over the useful life of the assets which range from two months to one year. The Company did not capitalize any material research and development costs in 2009 or 2008.

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
Income Taxes
The Company accounts for income under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.
The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach, excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company.
Effective January 1, 2007, the Company adopted ASC 740, which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in the Company’s financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.
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
Stock-Based Compensation
The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions of ASC 718 “Stock Compensation” (ASC 718). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. Pursuant to ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.
Segment Reporting
Historically the Company had operated as a single segment. Subsequent to the acquisition of LMD, management determined that the Company has two segments for financial reporting purposes: the technology segment and the assay segment. See Note 17 — Segment and Geographic Information.

NOTE 2 — BUSINESS COMBINATIONS
Acquisition
On March 1, 2007, the Company completed the acquisition of Tm, a DNA-based research and diagnostics company headquartered in Toronto, Canada. Prior to the acquisition, Tm was one of the Company’s strategic partners. All intercompany balances were eliminated upon acquisition. The Company believes this acquisition is a logical extension of its strategy and that the combined Company will be in a position to take advantage of the complementary strengths of both companies in molecular diagnostics. The acquired company is referred to as LMD and is included in the Company’s assay segment for financial reporting purposes. The focus of LMD is to design, develop, manufacture and commercialize nucleic-acid based testing products for use in the genetic testing, personalized medicine and infectious disease markets.
Upon the closing of the acquisition, the Company exchanged 0.06 shares of Luminex common stock for each outstanding Tm share, which resulted in the issuance of approximately 3.2 million shares of Luminex common stock. The value of the approximately 3.2 million common shares issued was determined based on the average market price of the Company’s common stock over the period including five days before and after the terms of the acquisition were agreed to and announced in accordance with ASC 805 “Business Combinations” (ASC 805). The Company also agreed to assume the outstanding Tm options according to the applicable Tm plan provisions and the outstanding warrants. At the date of acquisition, these options and warrants were potentially exercisable for approximately 694,000 additional shares of Luminex common stock on an as-converted basis. The estimated fair value of Luminex’ replacement options and warrants was calculated using the Black-Scholes model. In accordance with ASC 718, the portion of the estimated fair value of unvested Tm options related to future service (approximately $242,000) was deducted from the purchase price consideration and will be recognized as compensation expense over those awards’ remaining vesting period. As of December 31, 2009, there were replacement options outstanding for the purchase of 68,414 shares of Luminex common stock with exercise prices ranging from $11.12 to $44.88 and replacement warrants outstanding for the purchase of approximately 288,000 shares of Luminex common stock with exercise prices ranging from $10.12 to $37.18. All of the warrants are exercisable as of December 31, 2009.
Immediately subsequent to the acquisition, the Company retired approximately $13.2 million of Tm debt, including an approximately $1.0 million contractual penalty, by using existing cash reserves. Under the terms of one of the retired debt instruments, the balance of the note became callable upon the acquisition and was subject to a contractual penalty if either called by the debt holder or prepaid by Tm. The penalty was triggered when the Tm shareholders ratified the acquisition of Tm by Luminex on February 21, 2007. The penalty was recorded by Tm prior to Luminex’ acquisition based on the penalty amount agreed by the debt holder, and was reflected in the opening balance of “Other current liabilities assumed.”
The acquisition was accounted for as a purchase business combination in accordance with ASC 805. LMD results of operations are included with the Company’s from the date of acquisition, March 1, 2007. The purchase price of the acquisition was approximately $49.4 million, including the issuance of common stock valued at $41.8 million and transaction costs of approximately $3.6 million. The purchase price has been allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition.
In 2007, Luminex completed the process of allocating fair values for certain tangible and intangible assets and in-process research and development (IPR&D) identified during the acquisition. The acquired intangible assets were allocated to the assay segment. The excess purchase price over the fair values of the net tangible assets, identified intangible assets and liabilities was allocated to goodwill. Luminex recorded $39.6 million of goodwill related to the Tm acquisition in the Company’s assay segment. Goodwill is not expected to be deductible for tax purposes.

The following table summarizes the estimated fair values of net assets at the date of acquisition (in thousands). Certain tangible and intangible assets and liabilities were adjusted to their estimated fair market values upon the final analysis of these values during the fourth quarter. Based on ASC 805, the following intangible assets evaluated were: trade name (Tag-It), customer list/contracts, technology/trade secrets, and in-process research and development. IPR&D has been recorded at its estimated fair market value and charged to expense in 2007.

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
The following table summarizes the pro forma financial information for the year ended December 31, 2007 (in thousands, except per share amounts):

2007
Revenues	$75,328
Net loss	$(8,488)
Net loss per share, basic and diluted	$(0.25)
In-process Research and Development (IPR&D)
In conjunction with the acquisition of LMD in 2007, the Company has recorded total IPR&D expense of $7.4 million for acquired IPR&D which was not technologically feasible as of the acquisition date and had no alternative future use.

NOTE 3 — INVESTMENTS
Held-to-maturity securities as of December 31, 2009 consisted of government sponsored debt obligations of $42.8 million.
Held-to-maturity securities consisted of the following as of December 31, 2009 (in thousands):

		Accrued
	Cost	Interest	Amortized Cost

Due in one year or less	$40,501	$283	$40,784
Due after one year through two years	2,000	20	$2,020

Total held-to-maturity securities	$42,501	$303	$42,804

Available-for-sale securities consisted of the following as of December 31, 2009 (in thousands):

		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
	Cost	Gain (Loss)	Gain (Loss)	Fair Value

Current:
Money Market funds	$60,299	$—	$—	$60,299
Non-government sponsored debt securities	33,495	19	(5)	33,509

Total current securities	93,794	19	(5)	93,808

Noncurrent:
Non-government sponsored debt securities	18,144	72	(35)	18,181
Government sponsored debt securities	2,035	12	—	2,047

Total noncurrent securities	20,179	84	(35)	20,228

Total available-for-sale securities	$113,973	$103	$(40)	$114,036

There were no proceeds from the sales of available-for-sale securities during the year ended December 31, 2009 or 2008. Net unrealized holding gains and losses of $63,000 on available-for-sale securities have been included in accumulated other comprehensive gain (loss).
The estimated fair value of available-for-sale debt securities at December 31, 2009, by contractual maturity, was as follows (in thousands):

Estimated
Fair Value

Due in one year or less	$33,509
Due after one year through two years	20,228

$53,737

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The ASC describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$60,299	—	—	$60,299
Non-government sponsored debt securities	51,690			51,690
Government sponsored debt securities	2,047	—	—	2,047

Total	$114,036	—	—	$114,036

Amounts included in:
Cash and cash equivalents	$85,297	—	—	$85,297
Short-term investments	8,511	—	—	8,511
Long-term investments	20,228	—	—	20,228

Total	$114,036	—	—	$114,036

NOTE 4 — ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following at December 31 (in thousands):

	2009	2008

Accounts receivable	$22,631	$11,296
Less: Allowance for doubtful accounts	(523)	(272)

	$22,108	$11,024

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2006	$301
Reductions charged to costs and expenses	—
Write-offs of uncollectible accounts	(1)
Additions due to acquired accounts receivable	56
Recoveries of uncollectible accounts	—

Balance at December 31, 2007	$356
Reductions charged to costs and expenses	(50)
Write-offs of uncollectible accounts	(34)
Recoveries of uncollectible accounts	—

Balance at December 31, 2008	$272
Reductions charged to costs and expenses	—
Write-offs of uncollectible accounts	(7)
Increase in allowance charged to expense	258
Recoveries of uncollectible accounts	—

Balance at December 31, 2009	$523

NOTE 5 — INVENTORY, NET
Inventory consisted of the following at December 31 (in thousands):

	2009	2008

Parts and supplies	$9,499	$5,213
Work-in-progress	4,064	3,939
Finished goods	3,961	2,437

	17,524	11,589

The Company has non-cancelable purchase commitments with certain of its component suppliers in the amount of approximately $12.7 million at December 31, 2009. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31 (in thousands):

	2009	2008

Laboratory equipment	$12,389	$9,223
Leasehold improvements	9,317	6,550
Computer equipment	3,602	3,071
Purchased software	7,172	5,521
Furniture and fixtures	3,524	1,609
Assets on loan/rental	1,849	1,516
Capital lease equipment	116	116

	37,969	27,606
Less: Accumulated amortization and depreciation	(20,714)	(15,039)

	$17,255	$12,567

Depreciation expense was $5.7 million, $4.5 million, and $3.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.
NOTE 7 — ACQUIRED INTANGIBLE ASSETS
Amortized identifiable intangible assets consisted of the following at December 31 (in thousands except weighted average lives):

	2009			2008
	Gross carrying	Accumulated	Weighted	Gross carrying	Accumulated	Weighted
	amount	amortization	average life	amount	amortization	average life
Technology/trade secrets	$17,400	$(5,355)	9	$17,400	$(3,465)	9
Customer lists/contracts	1,100	(208)	15	1,100	(134)	15

Total	$18,500	$(5,563)		$18,500	$(3,599)

The amortization expense related to purchased intangible assets was approximately $2.0 million for both of the years ended December 31, 2009 and 2008. The estimated aggregate amortization expense for the next five years is as follows (in thousands):

2010	$1,963
2011	1,963
2012	1,963
2013	1,963
2014	1,963

NOTE 8 — OTHER ASSETS
Other assets consisted of the following at December 31 (in thousands):

	2009	2008

Purchased technology rights (net of accumulated amortization of $1,215,000 and $548,000 in 2009 and 2008, respectively)	$817	$1,300
Other	288	353

	1,105	1,653
Less: Current portion	(18)	(114)

	$1,087	$1,539

For the years ended December 31, 2009 and 2008, the Company recognized amortization expense related to the amortization of these acquired technology rights of approximately $667,000 and $440,000, respectively. Future amortization expense will be $129,000 in 2010, $110,000 in 2011, $107,000 in 2012, $94,000 in 2013, $85,000 in 2014, and $293,000 thereafter.
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
The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2006	$311
Warranty expenses	(525)
Accrual for warranty costs	473

Accrued warranty costs at December 31, 2007	259
Warranty expenses	(946)
Accrual for warranty costs	1,166

Accrued warranty costs at December 31, 2008	479
Warranty expenses	(1,003)
Accrual for warranty costs	1,105

Accrued warranty costs at December 31, 2009	$581

NOTE 10 — INCOME TAXES
The components of income (loss) before income taxes for the years ended December 31 are as follows (in thousands):

	2009	2008	2007
Domestic	$8,236	$13,021	$12,164
Foreign	(4,949)	(9,116)	(14,585)

Total	$3,287	$3,905	$(2,421)

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2009	2008	2007
Current:
Federal	$194	$308	$177
Foreign	(41)	146	84
State	295	394	29

Total current	$448	$848	$290

Deferred:
Federal	(13,263)	—	—
Foreign	—	—	—
State	(1,627)	—	—

Total deferred	(14,890)	—	—

Total provision for income taxes	$(14,442)	$848	$290

The provision (benefit) for income taxes differs from amount computed by applying the statutory federal rate to pretax income (loss) as follows (in percentages):

	Year Ended December 31,
	2009	2008	2007
Statutory tax rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	5.7%	7.3%	3.6%
Permanent items	25.5%	16.0%	(21.2)%
Effect of foreign operations	0.2%	(0.6)%	14.7%
Research and incentive tax credit generated	(48.4)%	(21.9)%	35.8%
Canadian tax rate change	0.0%	0.0%	(64.8)%
Valuation allowance	(451.2)%	(14.4)%	(11.4)%
Other	(6.0)%	0.0%	0.0%

	(439.2)%	21.4%	(9.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2009	2008	2007
Deferred tax assets:
Current deferred tax assets
Accrued Liabilities and other	$2,323	$908	$1,061

Gross current deferred tax assets	2,323	908	1,061
Valuation allowance	(801)	(906)	(1,059)

Net current deferred tax assets	1,522	2	2
Noncurrent deferred tax assets
Net operating loss and credit carryforwards	53,528	49,726	54,168
Deferred revenue	2,906	2,835	2,535
Depreciation and amortization	3,099	6,924	7,902
Stock compensation	1,922	3,191	1,981

Gross Noncurrent Deferred Tax Assets	61,455	62,676	66,586
Valuation allowance	(42,575)	(57,577)	(60,944)

Net noncurrent deferred tax assets	$18,880	$5,099	$5,642

Deferred tax liabilities:
Current deferred tax liabilities
Accrued Liabilities and other	$(482)	—	—

Total current deferred tax liabilities	(482)	—	—

Net current deferred tax asset	$1,040	$2	$2
Noncurrent deferred tax liabilities
Acquired intangibles	$(4,148)	$(4,825)	$(5,521)

Total noncurrent deferred tax liabilities	$(4,148)	$(4,825)	$(5,521)

Net noncurrent deferred tax asset	$14,732	$274	$121

Net deferred tax assets	$15,772	$276	$123

The valuation allowance decreased by $15.3 million in fiscal year 2009 and decreased by $3.4 million in fiscal year 2008. During fiscal year 2009, the Company released approximately $14.9 million of the valuation allowance that had been placed on its U.S. deferred tax assets that impacted the effective tax rate. The Company recorded an additional amount of valuation allowance related to the provision for the Canadian subsidiary of approximately $1.0 million. The remaining decrease in the valuation allowance of approximately $1.4 million was the reversal of certain deferred tax assets and the corresponding valuation allowance such that there was no impact to the Company’s income tax provision (benefit). Based on the Company’s recent history of generating income in the U.S. and the Company’s expectation to continue to generate future income in the U.S., the Company determined that it was more likely than not that the $14.9 million of U.S. deferred tax assets would be realized. At December 31, 2009, the Company had federal net operating losses carryforwards of $66.2 million. Of that amount, approximately $55.6 million of the federal net operating loss is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. The federal net operating losses begin expiring in 2026. The Company also has federal research and development credit carryforwards of approximately $2.9 million that will begin to expire in 2013 if not utilized prior to that time. The Company has net operating losses in various states that total $10.2 million. The state net operating loss carryforwards expire in fiscal years 2010 through 2021. In addition, the Company has Canadian non-capital income tax loss carryforwards of $32.4 million, a scientific research and experimental development pool in Canada of $36 million, and investment tax credits in Canada of $7.7 million that will begin to expire in 2010 if not utilized prior to that time. The investment tax credits are accounted for under the flow-through method of accounting. Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and research and development credits before utilization.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. The cumulative amount of undistributed earnings of the Company’s non-US subsidiaries was approximately $0.9 million at December 31, 2009, $0 at December 31, 2008 and $6.3 million at December 31, 2007. The ultimate tax liability related to repatriation of the Company’s undistributed earnings is not estimable at the present time.
On January 1, 2007, the Company adopted the provisions of ASC 740 (FIN No. 48). There were no liabilities, interest or penalties recorded for uncertain tax positions as a result of the adoption. Under ASC 740, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, under ASC 740, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions.
As of December 31, 2009 and December 31, 2008, the Company had recorded gross unrecognized tax benefits of approximately $0.8 million and $0.3 million, respectively. All of the unrecognized tax benefits as of December 31, 2009, if recognized, would impact the effective tax rate. The Company recognized interest expense and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended December 31, 2009 and 2008, the Company recognized approximately $3,000 and $23,000 in tax related interest and penalties, respectively. Reserves for interest and penalties as of December 31, 2009 and 2008 are not significant as the Company has net operating loss carryovers. In the years ended December 31, 2009 and 2008, cash paid for taxes, net of cash received for tax refunds, was approximately $867,000 and $405,000, respectively.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at December 31, 2007	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	251
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—
Cumulative translation adjustment	—

Balance at December 31, 2008	$251
Additions based on tax positions related to the current year	74
Additions for tax positions of prior years	508
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—
Cumulative translation adjustment	—

Balance at December 31, 2009	$833

As of December 31, 2009, there were no unrecognized tax benefits that the Company expects would change significantly over the next 12 months.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the U.S., the federal income tax returns for years after 1996 are open and in Canada, the federal income tax returns for years after 2003 are open. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. The Company is not currently under audit in any major taxing jurisdictions.

NOTE 11 — LONG-TERM DEBT
On December 31, 2009, long-term debt consisted of a loan payable to Technology Partnership Canada (TPC) valued at $3.6 million and the related short term interest payable of $868,000.
On December 12, 2003, LMD entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (Cdn) $7.3 million relating to the development of several genetic tests. This agreement was amended in March 2009. Funds were advanced from TPC, a special operating program. The actual payments received by the Company were predicated on eligible expenditures made during the amended project period which ended July 31, 2008. As of December 31, 2009, the Company had received $4.6 million from TPC ($4.9 million in Canadian dollars) which is expected to be repaid along with approximately $1.6 million of imputed interest for a total of approximately $6.2 million ($6.5 million in Canadian dollars). Approximately $761,000 ($799,000 in Canadian dollars) of the interest has been repaid as of December 31, 2009.
LMD agreed to repay the TPC funding through a royalty on revenues. This liability was assumed by the Company as part of the acquisition and the liability was recorded at fair value as of the date of acquisition. This liability is subject to adjustments for foreign currency translation effects as it is a foreign currency denominated balance. Royalty payments commenced in 2007 at a rate of 1% of total revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier. The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date. Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table below, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” Furthermore, payments reflected in U.S. Dollars are subject to adjustment based upon applicable exchange rates as of the reporting date.
Estimated repayments on the debt for the next five years and thereafter are as follows (in thousands):

2010	$868
2011	947
2012	1,143
2013	1,360
2014	1,112
Thereafter	—

$5,430
Less: Amount representing implied interest	(414)

Total principal repayments	$5,016
Discount	$(557)

Total long-term debt	$4,459
Less: Current portion of long-term debt	(868)

$3,591

In 2009 and 2008, the Company had imputed interest expense related to its long-term debt of $179,000 and $221,000, respectively recorded in the assay segment. The effective interest rate was 4.03% and 4.88% as of December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the fair value of the Company’s long-term debt was approximately $4.1 million and $3.0 million, respectively. The Company’s long-term debt is classified as a Level 3 instrument and the Company has used a discounted cash flow (DCF) model to determine the estimated fair value as of December 31, 2009 and 2008. The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the TPC debt. In making these assumptions, the Company considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

NOTE 12 — NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income (loss)	$17,729	$3,057	$(2,711)

Denominator:
Denominator for basic net income (loss) per share — weighted average common stock outstanding	40,562	37,868	34,361
Effect of dilutive securities:
Stock options and awards	1,071	1,832	—

Denominator for diluted net income (loss) per share — weighted average shares outstanding — diluted	41,633	39,700	34,361

Basic net income (loss) per share	$0.44	$0.08	$(0.08)
Diluted net income (loss) per share	$0.43	$0.08	$(0.08)
Restricted stock awards (RSAs) and stock options to acquire 690,000, 623,000, and 1.1 million shares for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.
NOTE 13 — STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/ LOSS
Preferred Stock
The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders. At December 31, 2009 and 2008, there was no preferred stock issued and outstanding.
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
Comprehensive Income/Loss
The Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation and unrealized gains and losses on available-for-sale securities. Comprehensive income for the year ended December 31, 2009 was approximately $17.8 million and comprehensive income for the year ended December 31, 2008 was approximately $3.0 million.

NOTE 14 — EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
Stock-Based Compensation
At December 31, 2009, the Company has two stock-based employee compensation plans pursuant to which grants may be made: the 2006 Management Stock Purchase Plan (the “MSPP”) which was approved at the Company’s Annual Meeting on May 25, 2006 and the Amended and Restated 2006 Equity Incentive Plan (the “Equity Incentive Plan”) which was approved at the Company’s Annual Meeting on May 25, 2006 and amended at the Company’s Annual Meeting on May 21, 2009. No further grants shall be made pursuant to the 2000 Long-Term Incentive Plan (the “2000 Plan”), the 2001 Broad-Based Stock Option Plan (the “2001 Plan”), or the Tm Bioscience Corporation Share Option Plan (the “Tm Plan”) that the Company assumed in connection with the Tm acquisition. The Tm Plan governs the former Tm options which were exchanged for options to purchase shares of Luminex common stock in connection with the acquisition.
Equity Incentive Plans
Under the Company’s Equity Incentive Plan, 2000 Plan, 2001 Plan, and the Tm Plan, certain employees, consultants and non-employee directors have been granted RSAs, restricted share units (RSUs) and options to purchase shares of common stock. The options, RSAs, and RSUs generally vest in installments over a four to five year period, and the options expire either five or ten years after the date of grant. Under the Equity Incentive Plan, certain employees, directors of, and consultants to the Company are eligible to be granted RSAs, RSUs, and options to purchase common stock. The MSPP provides for the granting of rights to defer an elected percentage of their bonus compensation through the purchase of restricted shares of the Company’s common stock, discounted by 20%, to certain officers of the Company. As of December 31, 2009, there were approximately 2.7 million shares authorized for future issuance under the Company’s Equity Incentive Plan and 500,000 shares eligible for purchase, pursuant to the terms and conditions thereof, under the MSPP.
The Equity Incentive Plan, the MSPP, the 2000 Plan, the 2001 Plan, and the Tm Plan are administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to determine the terms and conditions under which awards will be granted from the Equity Incentive Plan, including the number of shares, vesting schedule and term, as applicable. Any option award exercise prices, as set forth in the Equity Incentive Plan, will be equal to the fair market value on the date of grant. Under certain circumstances, the Company may repurchase previously granted RSAs and RSUs.
On March 25, 2007, the Compensation Committee approved an amendment to the restricted stock agreement, dated May 17, 2004 (the “Restricted Stock Agreement”), of the Company’s CEO, Patrick J. Balthrop. The Company and Mr. Balthrop initially entered into the Restricted Stock Agreement in connection with the hiring of Mr. Balthrop as the President and Chief Executive Officer of the Company. The Restricted Stock Agreement provided for the grant of 200,000 restricted shares, which would vest in portions based on the attainment of certain performance goals related to Company revenue, earnings and stock price. If the goals provided for in the Restricted Stock Agreement were not achieved by the end of the fifth anniversary of the date of the Restricted Stock Agreement, all non-vested shares would be forfeited. The amendment provides for the automatic vesting of all unvested restricted shares immediately prior to the fifth anniversary of the date of the Restricted Stock Agreement, to the extent any or all of the performance measures have not been previously achieved. Mr. Balthrop’s 200,000 share restricted stock award, as amended, has market, service or performance criteria for vesting of all shares. The Company has assumed that vesting will occur at the end of the five years based on achievement of the service criteria so all expense is being amortized straight-line over the five-year period from May 17, 2004 through 2009. Pursuant to the amendment to this award, the award was revalued to the market price on the date of amendment of $14.39. This resulted in additional expense to the Company of approximately $356,000 of which approximately $29,000 and $70,000 was recognized in 2009 and 2008, respectively.

On December 4, 2008 and March 11, 2009 the Board adopted the Luminex Corporation 2008 Long Term Incentive Plan (the “2008 LTIP”) and the Luminex Corporation 2009 Long Term Incentive Plan (the “2009 LTIP”), respectively. Awards under the 2008 LTIP and 2009 LTIP were granted by the Board in the form of RSUs and are to be treated as Performance Awards under the Equity Incentive Plan. Grants of RSUs under the 2008 LTIP and 2009 LTIP shall initially be unvested and represent the maximum amount of shares that participants may receive under the plan, assuming achievement of the maximum level of performance goals established for the grant, and subject to adjustment for certain transactions and other non-recurring events that may affect Luminex or its financial performance. On December 4, 2008, the Company’s Chief Executive Officer was granted an unvested RSU under the 2008 LTIP for 102,564 shares of Luminex Common Stock, and the Company’s then Chief Operating Officer was granted an unvested RSU under the 2008 LTIP for 76,923 shares of Luminex Common Stock. Partial or complete vesting of the RSUs shall be dependent upon the continued employment and the achievement of certain performance goals during the performance period extending from the date of grant through December 31, 2010. The Company’s Chief Operating Officer forfeited his entire grant upon his resignation on February 1, 2009. On March 11, 2009, the Company’s Chief Executive Officer was granted an award for an unvested RSU under the 2009 LTIP for $2,200,000 worth of shares of Luminex Common Stock, and the Company’s Chief Financial Officer was granted an award for an unvested RSU under the 2009 LTIP for $825,000 worth of shares of Luminex Common Stock. The actual maximum number of shares of 140,395 shares and 52,648 shares for the CEO and CFO, respectively, was determined on May 12, 2009, based upon the closing price of the stock on that date. Performance goals under the grants are based on the following components, with the following weights given to each: 50% on the trading price of Luminex Common Stock at the end of the performance period and 50% on Luminex’s operating cash flows per diluted share at the end of the performance period.
The 2008 LTIP performance goals are as described below:
•
Partial or complete achievement of the trading price goal is dependent upon the average closing price of Luminex’s Common Stock for the twenty consecutive trading days ending December 31, 2010, inclusive, subject to certain adjustments as described in the 2008 LTIP. There is a range of trading price targets as follows: a minimum threshold of $24.79 per share, a target of $28.17 per share, and a maximum goal of $44.73 per share.

•
Partial or complete achievement of the operating cash flow goal is dependent upon the average quarterly “total operating cash flows” per diluted share for the four quarters ended December 31, 2010, as further described in the 2008 LTIP. “Total operating cash flows” means Luminex’s GAAP net cash provided by operating activities as shown on its financial statements for the 12 month period ended December 31, 2010, as further described in the 2008 LTIP. There is a range of targets as follows: a minimum threshold of $0.101 per share, a target of $0.111 per share, and a maximum goal of $0.157 per share.

The 2009 LTIP performance goals are as described below:
•
Partial or complete achievement of the trading price goal is dependent upon the average closing price of Luminex’s Common Stock for the twenty consecutive trading days ending December 31, 2011, inclusive, subject to certain adjustments as described in the 2009 LTIP. There is a range of trading price targets as follows: a minimum threshold of $32.38 per share, a target of $36.79 per share, and a maximum goal of $58.42 per share.

•
Partial or complete achievement of the operating cash flow goal is dependent upon the average quarterly “total operating cash flows” per diluted share for the four quarters ended December 31, 2011, as further described in the 2009 LTIP. “Total operating cash flows” means Luminex’s GAAP net cash provided by operating activities as shown on its financial statements for the 12 month period ended December 31, 2011, as further described in the 2009 LTIP. There is a range of targets as follows: a minimum threshold of $0.134 per share, a target of $0.152 per share, and a maximum goal of $0.241 per share.

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
In accordance with ASC 718 Company evaluates the assumptions used in the Black-Scholes model at each grant date using a consistent methodology for computing expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility. The expected term is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options. The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. The assumptions used are summarized in the following table:

	2009	2008	2007

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.6	0.5	0.5
Risk-free rate of return	2.0%	3.0%	5.0%
Expected life	7 yrs	8 yrs	7 yrs
Weighted average fair value at grant date	$8.63	$8.62	$4.70 [1]

[1]	No stock options were issued to employees during this period.
As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is based on historical forfeiture performance and will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of evaluation and will also impact the amount of stock compensation expense to be recognized in future periods.

The Company’s stock option activity for the years ended December 31, 2007, 2008 and 2009 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Options	(in thousands)	Price	Life	(in thousands)
Outstanding at December 31, 2006	3,163	$9.76
Granted	823	20.91
Exercised	(332)	5.63
Cancelled or expired	(210)	23.86

Outstanding at December 31, 2007	3,444	$11.96
Granted	77	20.70
Exercised	(644)	10.99
Cancelled or expired	(106)	24.22

Outstanding at December 31, 2008	2,771	$11.96
Granted	167	16.31
Exercised	(72)	7.90
Cancelled or expired	(70)	17.80

Outstanding at December 31, 2009	2,796	$12.18	3.62	$12,994

Vested at December 31, 2009 and expected to vest	2,794	$12.17	3.62	$12,994

Exercisable at December 31, 2009	2,558	$11.72	3.15	$12,972
During the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of stock options exercised was $0.6 million, $6.7 million and $3.2 million, respectively, and the total fair value of stock options that vested was $1.0 million, $3.2 million and $2.8 million, respectively. The Company had $1.6 million of total unrecognized compensation costs related to stock options at December 31, 2009 that are expected to be recognized over a weighted-average period of 2.2 years.

The Company’s restricted share activity for the year ended December 31, 2009 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2008	1,197	$15.39
Granted	485	16.16
Vested	(464)	14.78
Cancelled or expired	(117)	16.11

Non-vested at December 31, 2009	1,101	$15.90

Shares
Restricted Stock Units	(in thousands)
Non-vested at December 31, 2008	280
Granted	354
Vested	(12)
Cancelled or expired	(77)

Non-vested at December 31, 2009	545
As of December 31, 2009, there was $22.1 million of unrecognized compensation cost related to RSAs and RSUs. That cost is expected to be recognized over a weighted average-period of 3.1 years. The total fair value of restricted shares vested during the year ended December 31, 2009, 2008 and 2007 was $7.1 million, $4.4 million, and $2.8 million, respectively.
RSAs and RSUs may be granted at the discretion of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2009, the Company awarded 485,048 shares of restricted stock awards, which had a fair value at the date of grant ranging from $14.30 — $21.42. During the year ended December 31, 2008, the Company awarded 310,096 shares of restricted stock awards, which had a fair value at the date of grant ranging from $16.12 — $24.69. During the year ended December 31, 2007, the Company awarded 776,359 shares of restricted common stock, which had a fair value at the date of grant ranging from $12.43 — $14.39. During the year ended December 31, 2009, the Company awarded 354,157 shares of restricted stock units, which had a fair value at the date of grant ranging from $15.51 — $18.48. During the year ended December 31, 2008, the Company awarded 283,828 shares of restricted stock units, which had a fair value at the date of grant ranging from $16.12 — $24.21. No restricted stock units were awarded in 2007. Compensation under these restricted stock awards and units was charged to expense over the restriction period and amounted to $7.4 million, $6.1 million, and $4.4 million in 2009, 2008 and 2007, respectively.
There were no significant stock compensation costs capitalized into assets as of December 31, 2009.
The Company received $0.6 million, $7.1 million, and $1.9 million for the exercise of stock options during the years ended December 31, 2009, 2008 and 2007, respectively. Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan, 2000 Plan and 2001 Plan from reserves upon the exercise of stock options and vesting of RSAs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under these plans.

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of income (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenue	$710	$523	$380
Research and development	1,368	1,143	810
Selling, general and administrative	6,082	5,585	5,403

Stock-based compensation costs reflected in net income (loss)	$8,160	$7,251	$6,593

Reserved Shares of Common Stock
At December 31, 2009 and 2008, the Company had reserved 6,535,475 and 3,873,472 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, RSUs, purchase of common stock pursuant to the MSPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summarizes the reserved shares by plan as of December 31, 2009:

	Options / Warrants	Shares Available	Total Shares
	Outstanding	for Future Issuance	Reserved
2000 Plan	1,208,300	—	1,208,300
2001 Plan	462,638	—	462,638
2006 Equity Incentive Plan	839,534	2,695,420	3,534,954
2006 Management Stock Purchase Plan	—	500,000	500,000
Tm Plan	61,161	—	61,161
Other *	769,422	—	769,422

	3,341,055	3,195,420	6,536,475

*	Balthrop Option and Tm Warrants
Employee Savings Plans
Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2009, 2008, and 2007, each employee could contribute a percentage of compensation up to a maximum of $16,500, $15,500, and $15,500 per year, respectively, with the Company matching 50% of each employee’s contributions. The Company’s contributions for 2009, 2008 and 2007 were $767,000, $536,000, and $543,000, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
Lease Arrangements
The Company has operating leases related primarily to its office and manufacturing facilities with original lease periods up to 10 years. Rental and lease expense for these operating leases for the years 2009, 2008 and 2007 totaled approximately $2.6 million, $2.6 million, and $1.2 million, respectively.
Minimum annual lease commitments as of December 31, 2009 under non-cancelable leases for each of the next five years and in the aggregate were as follows (in thousands):

2010	$2,446
2011	2,414
2012	2,242
2013	2,131
2014	1,670
Thereafter	518

Total	$11,421

These non-cancelable lease commitments related to facilities include certain rent escalation provisions which have been included in the minimum annual rental commitments shown above. These amounts are recorded to expense on a straight-line basis over the life of the lease. In addition, some of the Company’s leases contain options to renew the lease for five to ten years at the then prevailing market rental rate, right of first refusal to lease additional space that becomes available, or leasehold improvement incentives.
Non-Cancelable Purchase Commitments
As of December 31, 2009 the Company had approximately $12.7 million in purchase commitments with several of its inventory suppliers. These commitments require delivery of minimum amounts of components throughout 2017.
Employment Contracts
The Company has entered into employment contracts with certain of its key executives. Generally, certain amounts may become payable in the event the Company terminates the executives’ employment without cause or the executive resigns for good reason.
Gain on Settlement of Liability
In 2007, the Company renegotiated a contract acquired as part of the acquisition of Tm Bioscience. As part of the contract renegotiation there was a settlement of a liability of $2.3 million which the Company has recorded as a gain on settlement of liability in 2007.

Legal Proceedings
On July 24, 2009, Luminex notified Abbott Molecular Inc. of the Company’s intent to convert its right to distribute Luminex’s xTAG® Respiratory Viral Panel from exclusive to non-exclusive on a worldwide basis under the Distribution Agreement, dated February 1, 2008, between Abbott Molecular and LMD. On September 11, 2009, Abbott Molecular Inc. notified the Company that it intended to exercise its right to seek arbitration under the Distribution Agreement. Among other matters, Abbott disputed LMD’s right to terminate Abbott’s exclusive right to distribute RVP under the Agreement. The arbitration to resolve this matter was held on December 14-15, 2009. The arbitrator issued his binding ruling on December 30, 2009, instructing Luminex, among other matters, to reinstate Abbott’s exclusive right to distribute RVP outside of the United States and co-exclusively with Fisher Scientific within the United States. All other terms and conditions of the Distribution Agreement remain in effect and are unaffected by the Arbitration.
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
NOTE 17 — SEGMENT AND GEOGRAPHIC INFORMATION
The Chief Operating Decision Maker (CODM) is Luminex’s Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and projections. The Company’s reporting segments reflect the nature of the products offered to customers and the markets served and are comprised of the following:
Technology segment — represents the Company’s base business and consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items.
Assay segment — consists of LBG and LMD and is primarily involved in the development and sale of assays on xMAP technology for use on Luminex’s installed base of systems.
Intersegment sales are recorded at fixed prices which approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $14.0 million, $6.5 million, and $3.5 million for the years ended December 31, 2009, 2008, and 2007 have been eliminated upon consolidation, respectively.

Following is selected information for the years ended December 31, 2009 and 2008 or as of December 31, 2009 and 2008 (in thousands):

	2009			2008
	Technology	Assay		Technology	Assay
	Segment	Segment	Consolidated	Segment	Segment	Consolidated

Revenues from external customers	$87,389	$33,254	$120,643	$83,567	$20,880	$104,447

Depreciation and amortization	4,428	3,901	8,329	3,279	3,722	7,001

Segment profit (loss)	21,406	(3,677)	17,729	9,405	(6,348)	3,057

Segment assets	170,927	77,086	248,013	145,008	72,283	217,291
The table below provides information regarding long-term assets and product revenues from the Company’s sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	Sales to Customers			Long-Term Assets
	2009	2008	2007	2009		2008		2007

Domestic	$97,842	$89,465	$63,591	$50,045		$13,553		$10,863
Foreign:
Europe	11,398	9,279	7,835	1,078		428		501
Asia	4,337	1,204	739	264		—		—
Canada	4,608	2,204	846	54,446	[1]	56,885	[1]	58,676	[1]
Other	2,458	2,295	1,999	24		32		—

	$120,643	$104,447	$75,010	$105,857		$70,898		$70,040

[1]	$39,617 of the long-term assets in Canada represents goodwill from the acquisition of LMD.
Our aggregate foreign currency transaction losses of $214,000 and $465,000 were included in determining our consolidated results for the year ended December 31, 2009 and 2008, respectively.

NOTE 18 — SETTLEMENT OF LITIGATION
On January 16, 2008, Luminex Corporation and LMD were served with a complaint, filed by The Research Foundation of the State University of New York (SUNY) in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. The complaint sought an undetermined amount of damages as well as injunctive relief. On March 27, 2009, Luminex and LMD settled the pending litigation with SUNY. As part of the settlement, SUNY received a one time cash payment of approximately $4.4 million, which represents all amounts owed by Luminex as part of the settlement. The cash payment was made by Luminex in exchange for resolution of the dispute between the companies and a complete release of all claims by SUNY against Luminex and correspondingly a complete release of all claims by Luminex against SUNY. All other terms of the agreement are confidential. The parties have formally dismissed the lawsuit, as required by the applicable settlement agreement.
The Company settled its pending litigation with Rules Based Medicine, Inc. (RBM) on October 15, 2007. As part of the settlement, Luminex received a cash payment of $12.5 million in 2007. The cash payment was made by RBM in exchange for resolution of the dispute between the companies regarding Biophysical Corporation as well as the retirement of Luminex’s stock ownership in RBM and the grant of certain additional licensing rights from Luminex. All other terms of the agreement are confidential. The parties formally dismissed the lawsuit on October 24, 2007, as required by the settlement agreement. The Company recorded $11.5 million of the $12.5 million payment in the fourth quarter of 2007 as a gain on settlement of litigation. The remaining $1.0 million has been deferred related to the license agreement with RBM and will be recognized over the term of the license agreement.
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

In October 2009, the FASB updated its revenue recognition guidance, amending the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined the impact on the Company’s consolidated financial statements.
In October 2009, the FASB updated its software guidance, changing the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. In addition, the amendments require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined the impact on the Company’s consolidated financial statements.
In January 2010, the FASB updated it guidance related to fair value measurements and disclosures. This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement in order to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, guidance will require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, the FASB clarified the disclosure requirements related to the use of judgment in determining the appropriate classes of assets and liabilities when reporting fair value measurement for each class and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the requirements of this update and has not yet determined the impact on the Company’s consolidated financial statements.

SELECTED QUARTERLY RESULTS (UNAUDITED)
The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenue	$25,557	$27,801	$29,118	$38,167
Gross profit	17,568	19,300	18,771	25,655
Income (loss) from operations	1,584	1,029	(512)	5,298
Net income (loss)	(2,790)	1,112	(609)	20,016
Basic income (loss) per share	(0.07)	0.03	(0.01)	0.49
Diluted income (loss) per share	(0.07)	0.03	(0.01)	0.48

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenue	$23,012	$24,341	$28,897	$28,197
Gross profit	15,257	16,563	19,554	19,572
Income (loss) from operations	(1,268)	(514)	2,981	2,154
Net income (loss)	(1,166)	(959)	3,173	2,009
Basic income (loss) per share	(0.03)	(0.03)	0.08	0.05
Diluted income (loss) per share	(0.03)	(0.03)	0.08	0.05

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedure as of the end of the period covered by this report. Based on the evaluation and criteria of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on their assessment of the effectiveness of our internal control over financial reporting, which is provided at Item 8, page 57.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal 1 — Election of Class I Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2010 annual meeting of stockholders to be held on or about May 20, 2010 (Proxy Statement). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 7, 2010.
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2009, certain information with respect to shares of our common stock authorized for issuance under our equity compensation plans.

			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to	Weighted-Average	Under Equity Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities Reflected
Plan Category	of Outstanding Options	Outstanding Options	in Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	2,047,834	$7.44	3,195,420

Equity compensation plans not approved by security holders (1)	1,293,221	$13.55	—

Total	3,341,055		3,195,420

(1)
Includes shares issuable upon the exercise of options granted under the Tm Bioscience Corporation Share Option Plan assumed by Luminex in connection with the acquisition of Tm Bioscience. These options have a weighted average exercise price of $23.34. No further grants will be made pursuant to this plan. Also includes options to purchase 500,000 shares of the Company’s common stock issued to Patrick J. Balthrop, Sr. on May 15, 2004 in connection with his hiring. Such option grants were issued separate and apart from the Company’s stockholder approved equity incentive plans.

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

2.1
Merger Agreement, dated December 14, 2006, by and between the Company and Tm Bioscience Corporation (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 15, 2006).

3.1	Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed September 16, 2008).

4.1
Rights Agreement dated as of June 20, 2001 between Luminex Corporation and Mellon Investor Services LLC, as Rights Agent which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 21, 2001 (File No. 000-30109)).

10.1#
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

10.3#
Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.4#	2001 Broad-Based Stock Option Plan of the Company (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 000-30109)).

10.5#
Form of Option Grant Certificate for the 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 000-30109)).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.6#
Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 16, 2008).

10.7
Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-30109)).

10.8
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

10. 10#
Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-30109)).

10.11#
Employment Agreement effective as of October 1, 2003, by and between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-30109)).

10.12#
Employment Agreement effective as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2004).

10.13#
Employment Agreement effective as of October 25, 2004, by and between Luminex Corporation and Gregory J. Gosch (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed October 22, 2004).

10.14#
Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 25, 2005).

10.15#	2009 Executive Compensation Summary (Previously filed in the Company’s Current Report on Form 8-K filed March 17, 2009).

10.16#
Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 000-30109)).

10.17#
Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2004 (File No. 000-30109)).

10.18#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.19#	Luminex Corporation Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 21, 2009).

10.20#	Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 21, 2009).

10.21#
Form of Restricted Share Award Agreement for Officers & Employees for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 21, 2009).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.22#
Form of Restricted Share Award Agreement for Directors for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 21, 2009).

10.23#
Form of Restricted Share Unit Agreement for Officers & Employees for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 21, 2009).

10.24#
Form of Restricted Share Unit Agreement for Directors for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 21, 2009).

10.25#	Luminex Corporation 2006 Management Stock Purchase Plan (Previously filed as Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006).

10.26#
Employment Agreement effective as of March 1, 2007, by and between Luminex Corporation, Tm Bioscience and Jeremy Bridge-Cook (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.27#
Amendment to Restricted Stock Agreement, dated as of March 25, 2007, by and between Luminex Corporation and Patrick J. Balthrop, Sr. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.28#
Amendment to Luminex Corporation Amended and Restated 2000 Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.29#
Amendment to Luminex Corporation 2001 Broad-Based Stock Option Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.30#
Amendment to Luminex Corporation 2006 Management Stock Purchase Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.31#	Luminex Corporation 2008 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 9, 2008).

10.32#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2008 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 9, 2008).

10.33#	Employment Agreement, dated as of July 1, 2009, by and between Luminex Corporation and Michael F. Pintek.

10.34#	Luminex Corporation 2009 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 17, 2009).

10.35#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2009 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 17, 2009).

10.36#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006).

10.37#	Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.38#	Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006).

10.39#	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.40#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated in the signature page of this report).

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION
By:	/s/ Patrick J. Balthrop
Patrick J. Balthrop
President and Chief Executive Officer Date: February 25, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick J. Balthrop and Harriss T. Currie, each his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S-1

SIGNATURES	TITLE	DATE

/s/ Patrick J. Balthrop	President and Chief Executive Officer,	February 25, 2010

Patrick J. Balthrop

/s/ Harriss T. Currie	Chief Financial Officer, Vice President,	February 25, 2010

Harriss T. Currie	Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Cresci	Director	February 25, 2010

Robert J. Cresci

/s/ Thomas W. Erickson	Director	February 25, 2010

Thomas W. Erickson

/s/ Fred C. Goad, Jr.	Director	February 25, 2010

Fred C. Goad, Jr.

/s/ Jay B. Johnston	Director	February 25, 2010

Jay B. Johnston

/s/ Jim D. Kever	Director	February 25, 2010

Jim D. Kever

/s/ G. Walter Loewenbaum II	Chairman of the Board of Directors	February 25, 2010

G. Walter Loewenbaum II

/s/ Kevin M. McNamara	Director	February 25, 2010

Kevin M. McNamara

/s/ Edward A. Ogunro	Director	February 25, 2010

Edward A. Ogunro

/s/ Gerard Vaillant	Director	February 25, 2010

Gerard Vaillant

S-2