Form 10-Q
period 2010-03-31
LUMINEX CORP
filed 2010-05-07
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 41,878,330 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on May 4, 2010.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,173	$90,843
Short-term investments	22,392	8,511
Accounts receivable, net	15,846	22,108
Inventories, net	19,091	17,524
Deferred income taxes	3,568	1,040
Prepaids and other	2,055	2,130

Total current assets	150,125	142,156

Property and equipment, net	17,020	17,255
Intangible assets, net	12,446	12,938
Deferred income taxes	10,610	14,732
Long-term investments	15,705	20,228
Goodwill	39,617	39,617
Other	1,057	1,087

Total assets	$246,580	$248,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,212	$8,430
Accrued liabilities	5,144	7,493
Deferred revenue	3,270	2,967
Current portion of long term debt	1,094	868

Total current liabilities	13,720	19,758

Long-term debt	3,615	3,591
Deferred revenue	5,087	4,614
Other	834	1,312

Total liabilities	23,256	29,275

Stockholders’ equity:
Common stock	41	41
Additional paid-in capital	288,385	285,648
Accumulated other comprehensive gain	2	28
Accumulated deficit	(65,104)	(66,979)

Total stockholders’ equity	223,324	218,738

Total liabilities and stockholders’ equity	$246,580	$248,013

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)

Revenue	$33,252	$25,557

Cost of revenue	10,476	7,989

Gross profit	22,776	17,568

Operating expenses:

Research and development	4,979	4,626

Selling, general and administrative	14,049	11,358

Total operating expenses	19,028	15,984

Income from operations	3,748	1,584

Interest expense from long-term debt	(116)	(118)

Other income, net	127	271

Settlement of litigation	—	(4,350)

Income (loss) before income taxes	3,759	(2,613)

Income taxes	(1,884)	(177)

Net income (loss)	$1,875	$(2,790)

Net income (loss) per share, basic	$0.05	$(0.07)

Shares used in computing net income (loss) per share, basic	40,783	40,347

Net income (loss) per share, diluted	$0.05	$(0.07)

Shares used in computing net income (loss) per share, diluted	41,588	40,347
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,875	$(2,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,163	1,963
Stock-based compensation	2,167	1,771
Deferred income tax benefit	1,594	2
Loss on disposal of assets	—	10
Other	335	(131)
Changes in operating assets and liabilities:
Accounts receivable, net	6,252	(3,100)
Inventories, net	(1,566)	142
Other assets	73	557
Accounts payable	(4,187)	3,481
Accrued liabilities	(3,383)	(3,309)
Deferred revenue	777	116

Net cash provided by (used in) operating activities	6,100	(1,288)

Cash flows from investing activities:
Purchases of available-for-sale securities	(12,613)	(31,481)
Maturities of available-for-sale securities	3,195	—
Maturities of held-to-maturity securities	—	22,699
Purchase of property and equipment	(1,464)	(1,531)
Acquired technology rights	—	(7)

Net cash used in investing activities	(10,882)	(10,320)

Cash flows from financing activities:
Proceeds from debt	—	454
Proceeds from issuance of common stock	1,139	139

Net cash provided by financing activities	1,139	593

Effect of foreign currency exchange rate on cash	(27)	111
Change in cash and cash equivalents	(3,670)	(10,904)
Cash and cash equivalents, beginning of period	90,843	81,619

Cash and cash equivalents, end of period	$87,173	$70,715

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Company’s comprehensive income or loss is comprised of net income or loss, unrealized gains and losses on securities classified as available for sale, and foreign currency translation. Comprehensive income (loss), net of tax, for the three months ended March 31, 2010 and 2009 was approximately $1.8 million and approximately ($2.8) million, respectively.
The Company has two segments for financial reporting purposes: the technology segment and the assay segment. See Note 6 — Segment Information.
No material subsequent events have occurred since March 31, 2010 that required recognition or disclosure in these financial statements.
NOTE 2 — INVESTMENTS
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Cash and cash equivalents consist of cash deposits and highly liquid investments with original maturities of three months or less when purchased. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are stated at amortized cost, which approximates fair value of these investments. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available for sale, and are carried at fair market value on a recurring basis, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. There are no withdrawal restrictions on these cash and cash equivalents or securities. Marketable securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date. The fair value of all securities is determined by quoted market prices and market interest rates as of the end of the reporting period. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Available-for-sale securities consisted of the following as of March 31, 2010 (in thousands):

		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other
		Comprehensive	Comprehensive	Estimated Fair
	Cost	Gain	Gain	Value

Current:
Money Market funds	$73,105	$—	$—	$73,105
Non-government sponsored debt securities	32,347	49	(5)	32,391

Total current securities	105,452	49	(5)	105,496

Noncurrent:
Non-government sponsored debt securities	13,626	37	(1)	13,662
Government sponsored debt securities	2,028	15	—	2,043

Total noncurrent securities	15,654	52	(1)	15,705

Total available-for-sale securities	$121,106	$101	$(6)	$121,201

Available-for-sale securities consisted of the following as of December 31, 2009 (in thousands):

		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other
		Comprehensive	Comprehensive	Estimated Fair
	Cost	Gain	Gain	Value

Current:
Money Market funds	$60,299	$—	$—	$60,299
Non-government sponsored debt securities	33,495	19	(5)	33,509

Total current securities	93,794	19	(5)	93,808

Noncurrent:
Non-government sponsored debt securities	18,144	72	(35)	18,181
Government sponsored debt securities	2,035	12	—	2,047

Total noncurrent securities	20,179	84	(35)	20,228

Total available-for-sale securities	$113,973	$103	$(40)	$114,036

There were no proceeds from the sales of available-for-sale securities during the three months ended March 31, 2010 or 2009. Net unrealized holding gains on available-for-sale securities in the amount of $95,000 have been included in accumulated other comprehensive gain as of March 31, 2010. All of the Company’s available-for-sale securities with gross unrealized losses as of March 31, 2010 and December 31, 2009 had been in a loss position for less than 12 months.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The estimated fair value of available-for-sale debt securities at March 31, 2010 and December 31, 2009, by contractual maturity, is as follows (in thousands):

	Estimated Fair Value
	March 31,	December 31,
	2010	2009
Due in one year or less	$32,391	$33,509
Due after one year through two years	15,705	20,228

	$48,096	$53,737

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.
The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The ASC describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$73,105	—	—	$73,105
Non-government sponsored debt securities	46,053	—	—	46,053
Government sponsored debt securities	2,043	—	—	2,043

Total	$121,201	—	—	$121,201

Amounts included in:
Cash and cash equivalents	$83,104	—	—	$83,104
Short-term investments	22,392	—	—	22,392
Long-term investments	15,705	—	—	15,705

Total	$121,201	—	—	$121,201

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 — INVENTORY, NET
Inventory is stated at the lower of cost or market, with cost determined according to the standard cost method. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Parts and supplies	$10,009	$9,499
Work-in-progress	4,585	4,064
Finished goods	4,497	3,961

	$19,091	$17,524

NOTE 4 — EARNINGS PER SHARE
A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income (loss)	$1,875	$(2,790)

Denominator:
Denominator for basic net income (loss) per share - weighted average common stock outstanding	40,783	40,347

Effect of dilutive securities: Stock options and awards	805	—

Denominator for diluted net income (loss) per share - weighted average shares outstanding — diluted	41,588	40,347

Basic net income (loss) per share	$0.05	$(0.07)
Diluted net income (loss) per share	$0.05	$(0.07)
Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards, or RSAs, restricted stock units, or RSUs, and stock options to acquire approximately 0.8 million and 2.0 million shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computations of diluted EPS because the effect of including the RSAs, RSUs, and stock options would have been anti-dilutive.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 — STOCK-BASED COMPENSATION
The Company’s stock option activity for the quarter ended March 31, 2010 was as follows:

		Weighted
		Average
	Shares	Exercise
Stock Options	(in thousands)	Price
Outstanding at December 31, 2009	2,796	$12.18
Granted	128	16.55
Exercised	(123)	12.37
Cancelled or expired	(51)	18.46

Outstanding at March 31, 2010	2,750	$12.25
The Company had $2.5 million of total unrecognized compensation costs related to stock options at March 31, 2010 that are expected to be recognized over a weighted average period of 2.6 years.
The Company’s restricted share activity for the quarter ended March 31, 2010 was as follows:

		Weighted
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2009	1,101	$15.90
Granted	381	16.53
Vested	(116)	14.21
Cancelled or expired	(10)	16.68

Non-vested at March 31, 2010	1,356	$16.22

Shares
Restricted Stock Units	(in thousands)
Non-vested at December 31, 2009	545
Granted	283
Vested	(4)
Cancelled or expired	(2)

Non-vested at March 31, 2010	822
As of March 31, 2010, there was $21.1 million and $7.5 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.5 years for the RSAs and 2.6 years for the RSUs.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of revenue	$178	$127
Research and development	276	302
Selling, general and administrative	1,713	1,342

Stock-based compensation costs reflected in net income (loss)	$2,167	$1,771
NOTE 6 — SEGMENT INFORMATION
Management has determined that the Company has two segments for financial reporting purposes: the technology segment and the assay segment. The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Intersegment sales are recorded at fixed prices which approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $1.0 million for the quarters ending March 31, 2010 and 2009 have been eliminated upon consolidation, respectively. Following is selected information as of or for the three months ended March 31, 2010 and 2009 (in thousands).

	2010			2009
	Technology	Assay		Technology	Assay
	Segment	Segment	Consolidated	Segment	Segment	Consolidated

Revenues from external customers	$25,216	$8,036	$33,252	$21,098	$4,459	$25,557

Depreciation and amortization	1,302	861	$2,163	972	991	$1,963

Segment profit (loss)	2,524	(649)	$1,875	1,909	(4,699)	$(2,790)

Segment assets	173,372	73,208	$246,580	145,978	71,080	$217,058
NOTE 7 — INCOME TAXES
At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the three months ended March 31, 2010 was 50.12%. This differs from the U.S. statutory rate of 35% primarily because of the distribution of the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of each of our deferred tax assets. The Company’s tax expense reflects the full Federal, various state, and foreign blended statutory rates. The Company is in the process of utilizing its net operating losses in the US, therefore actual cash taxes are expected to be in the range of 6 to 10% of pre-tax book income.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada, the Netherlands, China, Japan and various states within the U.S. As a result of reporting net operating losses on our U.S. federal tax returns, the U.S. tax returns dating back to 1996 can still be reviewed by the taxing authorities. With respect to Canada, tax returns dating back to 2003 can still be reviewed by the authorities. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months. For the three months ended March 31, 2010, there were no material changes to the total amount of unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS
The FASB recently amended its guidance on the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the new guidance amends previous guidance related to the concept of a qualifying special-purpose entity, variable interest entities that are qualifying special-purpose entities and the financial-components approach. The new guidance is effective for transfers of financial assets occurring on or after January 1, 2010. Historically, the Company has not had any material transfers of financial assets. Additionally, the FASB recently amended its guidance surrounding a company’s analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The impact of the adoption of this standard to the Company’s non-financial assets and liabilities was not material.
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

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In January 2010, the FASB updated it guidance related to fair value measurements and disclosures. This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement in order to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, the FASB clarified the disclosure requirements related to the use of judgment in determining the appropriate classes of assets and liabilities when reporting fair value measurement for each class and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The impact of the adoption of this standard to the Company’s financial position and results of operations was not material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part II Item 1A of this Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).
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

•
the impact of the ongoing uncertainty in U.S. and global finance markets and changes in government funding (including pursuant to the recent health reform legislation), including its effects on the capital spending policies of our partners and end users and their ability to finance purchases of our products;

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

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict. Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in Part II, Item 1A “Risk Factors” below and in our 2009 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report including in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A “Risk Factors” and our other annual and periodic reports.
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
OVERVIEW
We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries. These industries depend on a broad range of tests, called bioassays, to perform diagnostic tests, discover and develop new drugs and identify genes. Our xMAP® technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene or magnetic beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, clinical diagnostics, genetic analysis, bio-defense, protein analysis and biomedical research.
Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Luminex has adopted a business model built, in part, around strategic partnerships. We have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology into products that partners sell to end users. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to its partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory. As of March 31, 2010, Luminex had approximately 65 strategic partners and these partners have purchased and placed the majority of the cumulative 6,964 xMAP-based systems shipped. Of the 65 strategic partners, 39 have released commercialized reagent-based products utilizing our technology.

Beginning in 2006, we began developing proprietary xMAP-based assays through Luminex Bioscience Group, or LBG. This development was supplemented in 2007 by our acquisition of Tm Bioscience, which we now refer to as LMD. Our assay segment, consisting of LBG and LMD, focuses on the molecular diagnostics market and certain specialty markets.
Luminex has several forms of revenue that result from our business model:
•
System revenue is generated from the sale of our xMAP systems and peripherals. Currently, system revenue is derived from the sale of the Luminex 100 and 200 analyzers, our FLEXMAP 3D system, optional XY Platform and Sheath Delivery Systems.

•
Consumable revenue is generated from the sale of our dyed polystyrene and magnetic microspheres and sheath fluid. Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

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

•
Assay revenue is generated from the sale of our kits which are a combination of chemical and biological reagents and our proprietary xMAP bead technology used to perform diagnostic and research assays on samples.

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

First Quarter 2010 Highlights
•	Consolidated revenue of $33.3 million for the quarter ended March 31, 2010, representing a 30% increase over revenue for the first quarter of 2009

•	System shipments of 197, resulting in cumulative life-to-date shipments of 6,964, up 14% from a year ago

•	Our partners reported over $85 million of royalty bearing end user sales on xMAP technology for the quarter, a 32% increase over the first quarter of 2009

•	Signed a teaming agreement with Northrop Grumman Corporation to collaborate in the creation of next generation bio-detectors

•	Announced our acquisition of BSD Robotics, an Australian-based private company with advanced robotics technology for newborn screening

•	Finalized an exclusive, strategic, collaboration and licensing agreement with Advanced Liquid Logic, with proprietary technology in digital microfluidics and automation

We have experienced significant fluctuations in consumable revenue since the third quarter of 2008. After thorough analysis, we have identified several factors contributing to the fluctuations, none of which individually appear to be systemic in nature or indicative of future results. Overall, the fluctuations manifested themselves through a decline in activity at varying times from our largest, bulk purchasing partners. From the first quarter of 2009 through the first quarter of 2010, we had quarterly bulk purchases totaling $6.1 million, $5.5 million, $4.3 million, $6.4 million, and $7.6 million in consumables, respectively. Alternatively, non-bulk consumable sales varied within a much smaller range between $1.2 million and $2.2 million with the largest amount of non bulk sales taking place in the first quarter of 2010 with $2.2 million of consumables. We believe the fluctuations in bulk purchases can be attributed to several factors including (1) purchases in prior periods of significant volumes of consumables related to the conversion of our partners’ assay product portfolios from carboxyl beads to magnetic beads primarily in anticipation of the release of our new MAGPIX system in 2010; (2) volume reductions in bulk purchases from several of our partners as a result of a reduction in total consumable needs prior to the regulatory clearance and commercialization phases of development of new products and transitioning product lines; (3) increased attention on inventory management by our partners as a result of the macroeconomic climate; and (4) an increase in our partners’ focus on generating current revenue from commercialized products. The success of our partners’ commercialization efforts is reflected in the rising level of royalties and reported royalty bearing sales during the past several years.
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
Future Operations
We anticipate 2010 revenue growth to be driven by continued adoption of our core technology coupled with system and assay introductions and commercialization by Luminex and our partners. We anticipate continued revenue concentration in our high margin items (assays, consumables and royalties) contributing to favorable, but variable, gross margin percentages. Additionally, we believe that a sustained investment in R&D is necessary in order to meet the needs of our marketplace and provide a sustainable new product pipeline. Therefore, we estimate that R&D expenditures will increase in absolute dollars over time, but decrease as a percentage of total revenue towards our long term target of 15% of revenue. We could experience volatility in R&D expenses as a percentage of revenue on a quarterly basis. Consistent with this trend our R&D expenses increased by $0.4 million or 8% from the first quarter of 2009 to the first quarter of 2010, but dropped as a percentage of total revenue to 15% in the first quarter of 2010 compared to 18% in the first quarter of 2009. While we currently expect modest increases in absolute dollars of selling, general, and administrative expenses in 2010, excluding the impact of foreign exchange rates on foreign denominated balances, we expect selling, general, and administrative expenses to decrease as a percentage of total revenue in 2010.
We expect our primary challenges throughout the remainder of 2010 to be the continued adoption and development of partner products incorporating Luminex technology, the timing effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users, commercialization, regulatory acceptance and market adoption of output from the assay segment and the expansion and enhancement of our installed base and leadership position within our identified target market segments.

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
Management believes there have been no significant changes during the quarter ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 10-K.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009
Selected consolidated financial data for the three months ended March 31, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenue	$33,252	$25,557
Gross profit	$22,776	$17,568
Gross profit margin percentage	68%	69%
Operating expenses	$19,028	$15,984
Income from operations	$3,748	$1,584
Total revenue increased by 30% to $33.3 million for the three months ended March 31, 2010 from $25.6 million for the comparable period in 2009. The increase in revenue was primarily attributable to an increase of $3.5 million in our assay revenue in the assay segment and growth in consumable and royalty revenues in the technology segment as a result of menu expansion and the corresponding increased consumption. We sold 197 systems in the first quarter of 2010 compared to 203 systems for the corresponding prior year period bringing total system sales since inception to 6,964 as of March 31, 2010.
A breakdown of revenue for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
System sales	$6,699	$6,127
Consumable sales	9,819	7,603
Royalty revenue	5,849	4,527
Assay revenue	7,660	4,195
Service revenue	1,587	1,372
Other revenue	1,638	1,733

	$33,252	$25,557

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 30% of consolidated total revenue in the first quarter of 2010 (18% and 12%, respectively). For comparative purposes, these same two customers accounted for 34% of total revenue (21% and 13%, respectively) in the first quarter of 2009. No other customer accounted for more than 10% of total revenue in this quarter.
Gross profit margin percentage decreased to 68% for the three months ended March 31, 2010 from 69% for the comparable period in 2009 due to changes in revenue mix between our higher and lower gross margin items and intercompany eliminations which fluctuate depending upon the timing of sales of inventory purchased in prior periods. The increase in total operating expense dollars from $16.0 million to $19.0 million, but decrease in total operating expenses as a percentage of total revenue from 63% for the first quarter of 2009 to 57% for the three months ended March 31, 2010, illustrates the effect of the leverage inherent in our partnership and distribution business model. Net operating income increased due to the increase in revenue, the maintenance of favorable gross margins, and our success in leveraging our operating expenses. See additional discussions by segment below.
Technology Segment
Selected financial data for our technology segment for the three months ended March 31, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenue	$25,216	$21,098
Gross profit	$17,499	$14,583
Gross profit margin percentage	69%	69%
Operating expenses	$13,203	$11,065
Income from operations	$4,296	$3,518
Revenue. Total revenue for our technology segment increased by 20% to $25.2 million for the three months ended March 31, 2010 from $21.1 million for the comparable period in 2009. The increase in revenue was primarily attributable to an increase in consumable and royalty revenue as a result of menu expansion by our partners and the corresponding increased aggregate consumption. Three customers accounted for 50% of total technology segment revenue in the first quarter of 2010 (24%, 15%, and 11%, respectively). For comparative purposes, these same three customers accounted for 48% of total technology segment revenue (25%, 16%, and less than 10%, respectively) in the first quarter of 2009.
A breakdown of revenue in the technology segment for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
System sales	$6,558	$6,011
Consumable sales	9,798	7,590
Royalty revenue	5,849	4,527
Service revenue	1,492	1,372
Other revenue	1,519	1,598

	$25,216	$21,098

System and peripheral component sales increased by 9% to $6.6 million for the three months ended March 31, 2010 from $6.0 million for the comparable period of 2009. The technology segment sold 193 of the 197 total system sales in the three months ended March 31, 2010. For the three months ended March 31, 2010, five of our partners accounted for 162, or 84%, of total technology segment system sales for the period. The top five partners purchased 132 or 66%, of total technology segment system sales in the three months ended March 31, 2009.

Consumable sales, comprised of microspheres and sheath fluid, increased 29% to $9.8 million for the three months ended March 31, 2010 from $7.6 million for the three months ended March 31, 2009. This is primarily the result of an increase in bulk purchases due to increased commercial activity by our partners. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended March 31, 2010, we had 12 bulk purchases of consumables totaling approximately $7.6 million as compared with 11 bulk purchases totaling approximately $6.1 million in the three months ended March 31, 2009. Partners who reported royalty bearing sales accounted for $7.9 million, or 81%, of total consumable sales for the three months ended March 31, 2010.
Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 29% to $5.8 million for the three months ended March 31, 2010 compared with $4.5 million for the three months ended March 31, 2009. We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended March 31, 2010, we had 39 commercial partners submitting royalties as compared to 36 for the three months ended March 31, 2009. One of our partners reported royalties totaling approximately $1.8 million or 32% of total royalties for the current quarter compared to $1.5 million or 32% for the quarter ended March 31, 2009. One other customer reported royalties totaling approximately $650,000 or 11% of total royalties for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. Total royalty bearing sales reported to us by our partners were over $85 million for the quarter ended March 31, 2010 compared with over $65 million for the quarter ended March 31, 2009.
Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fee for service revenue, increased by 9% to $1.5 million for the first quarter of 2010 from $1.4 million for the first quarter of 2009. This increase is attributable to additional resources allocated to the sale of extended service agreements resulting in increased penetration of the expanded installed base. At March 31, 2010 and 2009, we had 1,119 and 1,016 Luminex systems, respectively, covered under extended service agreements.
Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, decreased by 5% to $1.5 million for the three months ended March 31, 2010 from $1.6 million for the three months ended March 31, 2009. This decrease is primarily the result of a decrease in grant revenue of $338,000, offset by an increase in miscellaneous part sales of $229,000.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the technology segment was a consistent 69% for the three months ended March 31, 2010 and March 31, 2009. Gross profit for the technology segment increased to $17.5 million for the three months ended March 31, 2010, as compared to $14.6 million for the three months ended March 31, 2009. The increase in gross profit was attributable to the overall increase in revenue coupled with consistent gross profit margins. Consumables and royalties, two of our higher margin items, comprised $15.6 million, or 62%, of technology segment revenue for the current quarter and $12.1 million, or 57%, of technology segment revenue for the quarter ended March 31, 2009.
Research and development expense. Research and development expenses for the technology segment remained relatively flat at $2.6 million for the three months ended March 31, 2010 from $2.5 million for the comparable period in 2009.
Selling, general and administrative expense. Selling, general and administrative expense for the technology segment increased to $10.6 million for the three months ended March 31, 2010 from $8.5 million for the comparable period in 2009. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in selling, general, and administrative employees and contract employees of the technology segment to 130 at March 31, 2010 from 101 at March 31, 2009. The additional employees include employees added in our recent expansions into the People’s Republic of China and Japan which increase our international support, service and marketing capabilities. As a percentage of revenue, selling, general, and administrative expenses were 42% for the three months ended March 31, 2010 compared to 40% for the three months ended March 31, 2009.

Other income, net. Other income decreased to $112,000 for the three months ended March 31, 2010 from $308,000 for the comparable period in 2009. The decrease is due to the decrease in the average rate earned on current invested balances which decreased to 0.4% at March 31, 2010 from 1.0% at March 31, 2009. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period.
Assay Segment
Selected financial data for our assay segment for the three months ended March 31, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenue	$8,036	$4,459
Gross profit	$5,277	$2,985
Gross profit margin percentage	66%	67%
Operating expenses	$5,825	$4,919
Loss from operations	$(548)	$(1,934)
A breakdown of revenue in the assay segment for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
System sales	$141	$116
Consumable sales	21	13
Assay revenue	7,660	4,195
Service revenue	95	—
Other revenue	119	135

	$8,036	$4,459

Revenue. Total revenue for our assay segment increased by 80% to $8.0 million for the three months ended March 31, 2010 from $4.5 million for the comparable period in 2009. The increase in revenue was predominantly attributable to an increase in assay revenue, driven primarily by increased sales of our Respiratory Viral Panel (“RVP”) products. Our top two product categories in the current quarter were cystic fibrosis (“CF”) and RVP, which represented over 87% of total assay revenue. The top five customers, by revenue, accounted for 82% of total assay segment revenue for the three months ended March 31, 2010. In particular, four customers accounted for 73% of total assay segment revenue (30%, 19%, 14% and 10%, respectively) for the three months ended March 31, 2010. No other customer accounted for more than 10% of total assay segment revenue. During the three months ended March 31, 2010, our assay segment sold four systems. Other revenue includes shipping revenue and training revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the assay segment decreased to 66% for the three months ended March 31, 2010 from 67% for the three months ended March 31, 2009. Gross profit for the assay segment increased to $5.3 million for the three months ended March 31, 2010, as compared to $3.0 million for the three months ended March 31, 2009. The decrease in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items and intercompany eliminations which fluctuate depending upon the timing of sales of inventory purchased in prior periods.
Research and development expense. Research and development expenses for our assay segment were $2.4 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively. The increase in research and development expenses was primarily due to increased product development activity and additional personnel costs associated with the increase in research and development employees of the assay segment to 61 at March 31, 2010 from 47 at March 31, 2009.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the assay segment were $3.4 million and $2.8 million for the three months ended March 31, 2010 and 2009, respectively. The overall increase in selling, general, and administrative expenses is primarily due to increased management and support activity resulting from an expansion of our assay development activities and pipeline.
LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2010	2009
	(in thousands)	(in thousands)
Cash and cash equivalents	$87,173	$90,843
Short-term investments	22,392	8,511
Long-term investments	15,705	20,228

	$125,270	$119,582

At March 31, 2010, we held cash and cash equivalents, short-term investments, and long-term investments of $125.3 million and had working capital of $136.4 million. At December 31, 2009, we held cash and cash equivalents, short-term investments, and long-term investments of $119.6 million and had working capital of $122.4 million. The increase in cash, cash equivalents and short-term investments is primarily attributable to a decrease in our accounts receivable in the quarter ended March 31, 2010 offset by an increase in inventory and decreases in accounts payable and accrued liabilities.
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
Cash provided by operating activities was $6.1 million for the three months ended March 31, 2010, compared with cash used in operating activities of $1.3 million for the three months ended March 31, 2009. Significant items affecting operating cash flows for the three months ended March 31, 2010 were our net income of $1.9 million, depreciation and amortization of $2.2 million, stock-based compensation of $2.2 million, and a decrease in accounts receivable of $6.3 million offset by decreases in accounts payable of $4.2 million and accrued liabilities of $3.4 million as a result of payments of bonuses and commissions related to 2009 activity and decreased legal fees.
Cash used in investing activities was $10.9 million for the three months ended March 31, 2010, compared with cash used in investing activities of $10.3 million for the three months ended March 31, 2009. In the first quarter of 2010, our purchases of securities increased as we invested cash and cash equivalents provided by operating activities in short-term investments.
Our operating expenses during the three months ended March 31, 2010 were $19.0 million, of which $5.0 million was research and development expense and $14.0 million was selling, general and administrative expense, including the amortization of acquired intangibles. We expect research and development expense as a percent of revenue to be between 15% and 18% of total revenue for the remainder of 2010. While research and development expense as a percentage of revenue is expected to decrease long term, we expect the absolute dollars of research and development expense to scale with our revenue growth as a result of our intent to invest in the research and development pipeline to support our strategy and expanded focus on product and platform development. We do not currently expect selling, general, and administrative expenses in 2010, excluding the impact of foreign exchange on foreign denominated balances, to increase at the same rate as in prior years, and overall we expect it to decline as a percentage of revenue in 2010 compared to 2009.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2010. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) signing of partnership agreements which include significant up front license fees and (iv) signing of strategic acquisition agreements requiring significant cash consideration. See also the “Safe Harbor Cautionary Statement” of this report and the Risk Factors in this report and in our 2009 10-K.
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

Contractual Obligations
As of March 31, 2010, we had approximately $9.5 in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described below. The following table reflects our total current non-cancelable obligations by period as of March 31, 2010 (in thousands):

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Non-cancelable rental obligations	$10,805	$2,424	$4,584	$3,668	$129
Non-cancelable purchase obligations (1)	$10,398	6,122	1,496	1,082	1,698
Long-term debt obligations (2)	$5,592	894	2,153	2,545	—
Capital lease obligations	$11	11	—	—	—

Total (3)	$26,806	$9,451	$8,233	$7,295	$1,827

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

LMD has agreed to repay the TPC funding through a royalty on revenues. Royalty payments commenced in 2007 at a rate of 1% of total revenue and at a rate of 2.5% for 2008 and thereafter. Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier. The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date. Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement,” and the Risk Factors in our 2009 10-K. Furthermore, payment reflected in U.S. Dollars is subject to adjustment based upon applicable exchange rates as of the reporting date. The amount due within one year, as shown in the table above, is our estimated repayment amount based on sales for the full year 2009.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at March 31, 2010, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authorities. Therefore, $0.8 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 7 to the Condensed Consolidated Financial Statements for a discussion on income taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at March 31, 2010 would yield an approximate 1% variance in overall investment return. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.
Foreign Currency Risk. As of March 31, 2010, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary, LMD, are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. and Canadian Dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an immaterial foreign exchange impact. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.
In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss of $165,000 was included in determining our consolidated results for the quarter ended March 31, 2010.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The stock repurchase activity for the first quarter of 2010 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Approximate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans or Programs	Programs
01/01/10 - 01/31/10	582	15.31	—	—
02/01/10 - 02/28/10	—	—	—	—
03/01/10 - 03/31/10	35,248	16.58	—	—

Total First Quarter	35,830	16.56	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6.	EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description of Documents

10.1	Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 15, 2010).

10.2	Luminex Corporation 2010 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed March 16, 2010).

10.3
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2010 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 15, 2010).

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

Date: May 7, 2010	LUMINEX CORPORATION
	By:	/s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Vice President of Finance (Principal Financial Officer)

	By:	/s/ Patrick J. Balthrop, Sr.
Patrick J. Balthrop, Sr.
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1	Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 15, 2010).

10.3	Luminex Corporation 2010 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed March 16, 2010).

10.3
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2010 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 15, 2010).

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