Form 10-Q
period 2010-06-30
LUMINEX CORP
filed 2010-08-06
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 42,295,682 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on August 2, 2010.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2010 and 2009	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6. Exhibits	33

SIGNATURES and EXHIBITS	34

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,986	$90,843
Restricted cash	1,000	—
Short-term investments	16,527	8,511
Accounts receivable, net	17,678	22,108
Inventories, net	21,001	17,524
Deferred income taxes	3,935	1,040
Prepaids and other	3,170	2,130

Total current assets	147,297	142,156

Property and equipment, net	19,521	17,255
Intangible assets, net	13,762	12,938
Deferred income taxes	10,610	14,732
Long-term investments	17,605	20,228
Goodwill	41,718	39,617
Other	3,902	1,087

Total assets	$254,415	$248,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,681	$8,430
Accrued liabilities	5,361	7,493
Deferred revenue	3,889	2,967
Current portion of long term debt	382	868
Other	114	—

Total current liabilities	15,427	19,758

Long-term debt	3,437	3,591
Deferred revenue	4,461	4,614
Other	3,335	1,312

Total liabilities	26,660	29,275

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,093,571 shares at June 30, 2010; 40,736,340 shares at December 31, 2009	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	291,779	285,648
Accumulated other comprehensive gain	155	28
Accumulated deficit	(64,220)	(66,979)

Total stockholders’ equity	227,755	218,738

Total liabilities and stockholders’ equity	$254,415	$248,013

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Revenue	$33,242	$27,801	$66,494	$53,358

Cost of revenue	10,082	8,501	20,558	16,490

Gross profit	23,160	19,300	45,936	36,868

Operating expenses:

Research and development	5,879	4,977	10,858	9,603

Selling, general and administrative	15,016	13,294	29,065	24,652

Total operating expenses	20,895	18,271	39,923	34,255

Income from operations	2,265	1,029	6,013	2,613

Interest expense from long-term debt	(112)	(124)	(228)	(242)

Other income, net	114	178	241	449

Settlement of litigation	—	—	—	(4,350)

Income (loss) before income taxes	2,267	1,083	6,026	(1,530)

Income taxes	(1,383)	29	(3,267)	(148)

Net income (loss)	$884	$1,112	$2,759	$(1,678)

Net income (loss) per share, basic	$0.02	$0.03	$0.07	$(0.04)

Shares used in computing net income (loss) per share, basic	41,001	40,533	40,893	40,441

Net income (loss) per share, diluted	$0.02	$0.03	$0.07	$(0.04)

Shares used in computing net income (loss) per share, diluted	42,281	41,353	41,986	40,441
See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)	$884	$1,112	$2,759	$(1,678)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,121	1,916	4,284	3,879
Amortization of deferred stock, restricted stock and stock compensation expense	2,439	1,815	4,606	3,586
Deferred income tax benefit	911	—	2,505	2
Excess income tax benefit from employee stock-based awards	(1,524)	—	(1,524)	—
Loss on disposal of assets	—	15	—	25
Other	(72)	712	263	581
Changes in operating assets and liabilities:
Accounts receivable, net	(1,042)	(3,990)	5,210	(7,090)
Inventories, net	(547)	(964)	(2,113)	(822)
Other assets	(818)	(990)	(745)	(433)
Accounts payable	721	(4,542)	(3,466)	(1,061)
Accrued liabilities	2,038	(1,009)	(1,345)	(4,318)
Deferred revenue	(37)	225	740	341

Net cash provided by (used in) operating activities	5,074	(5,700)	11,174	(6,988)

Cash flows from investing activities:
Purchases of available-for-sale securities	(9,054)	(13,165)	(21,667)	(44,646)
Maturities of available-for-sale securities	12,998	4,994	16,193	4,994
Maturities of held-to-maturity securities	—	13,441	—	36,140
Purchase of property and equipment	(3,985)	(3,585)	(5,449)	(5,116)
Business acquisition consideration, net of cash acquired	(5,036)	—	(5,036)	—
Increase in restricted cash	(1,000)	—	(1,000)	—
Purchase of cost method investment	(2,000)	—	(2,000)	—
Acquired technology rights	(1,200)	(14)	(1,200)	(21)

Net cash (used in) provided by investing activities	(9,277)	1,671	(20,159)	(8,649)

Cash flows from financing activities:
Payment on debt	(895)	(440)	(895)	(440)
Proceeds from debt	—	—	—	454
Proceeds from issuance of common stock	301	146	1,440	285
Excess income tax benefit from employee stock-based awards	1,524	—	1,524	—

Net cash provided by (used in) financing activities	930	(294)	2,069	299

Effect of foreign currency exchange rate on cash	86	(241)	59	(130)
Change in cash and cash equivalents	(3,187)	(4,564)	(6,857)	(15,468)
Cash and cash equivalents, beginning of period	87,173	70,715	90,843	81,619

Cash and cash equivalents, end of period	$83,986	$66,151	$83,986	$66,151

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Company’s comprehensive income or loss is comprised of net income or loss, unrealized gains and losses on securities classified as available for sale, and foreign currency translation. Comprehensive income (loss), net of tax, for the three and six months ended June 30, 2010 was approximately $1.0 million and approximately $2.8 million, respectively, and comprehensive income (loss), net of tax, for the three and six months ended June 30, 2009 was approximately $1.3 million and $(1.6) million, respectively.
The Company has two segments for financial reporting purposes. During the second quarter of 2010, the technology segment changed its name to the technology and strategic partnerships (“TSP”) segment, and the assay segment changed its name to the assays and related products (“ARP”) segment. This was only a name change, and there have been no changes to the historical segment financial information or underlying operational activity other than the acquisition of Bizpac (Australia) Pty. Ltd. described below. See Note 8 — Segment Information.
No material subsequent events have occurred since June 30, 2010 that require recognition or disclosure in these financial statements.
NOTE 2 — BUSINESS COMBINATIONS
On May 24, 2010, the Company completed the acquisition of 100% of the outstanding shares of Bizpac (Australia) Pty. Ltd. (“BSD”), an Australia-based manufacturer and wholesaler of laboratory instruments. This acquisition was undertaken to provide the company access to new technology and products, an innovative development team, and an established presence in important strategic markets.
BSD specializes in automation and robotics in the field of dry sample handling. The privately held company, which was founded in 1991, is headquartered in Brisbane, Queensland, Australia. BSD has established positions in the worldwide newborn screening, forensics, human identification and several molecular diagnostics markets.
The results of operations for BSD have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment. The Company has concluded that the acquisition of BSD does not represent a material business combination and therefore no pro forma financial information has been provided herein.
The aggregate purchase price of $5.3 million (subject to adjustment) in cash was comprised of the following components (in thousands):

Cash consideration	$5,212
Contingent consideration	41

Total purchase price	$5,253

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The acquisition also provides for contingent consideration made up of earn-out payments not to exceed AUD $1.4 million ($1.2 million USD) based on BSD’s exceeding gross revenue targets between the acquisition date and December 31, 2015. The Company has considered the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 805, Business Combinations, and concluded that this contingent consideration will represent additional purchase price. The Company has recognized this contingent consideration at the acquisition date at its fair value of $41,000. This fair value was estimated using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 3. The key assumptions in applying the income approach are the 21% discount rate and the probability adjusted revenues of BSD. Subsequent changes in the fair value of this contingent consideration will be recognized in the income statement. There is an additional payment to one of the previous shareholders of BSD of AUD $91,000 ($78,000 USD) that is payable over two years that will be considered compensation under ASC 805, and therefore, is not included in the purchase price. This payment could be accelerated if the 2011 earn-out gross revenue target is met.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible assets assumed as of May 24, 2010	$1,417
Intangible assets subject to amortization	1,792
Goodwill	2,044

Total purchase price	$5,253

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus the provisional measurement of intangible assets and goodwill are subject to change. If information later becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively through revisions to the fair values of the intangible assets and resulting goodwill recorded.
Restricted Cash
The Company had $1.0 million and $0 of restricted cash as of June 30, 2010 and December 31, 2009, respectively, representing funds placed in escrow in a Luminex account for the acquisition of BSD. The Company is holding these funds back from the cash consideration paid to the sellers of BSD for a term of two years. These funds will be available to compensate the Company for certain losses, damages and other costs as defined in the agreement related to the BSD acquisition. The Company has recorded a corresponding amount in other long-term liabilities.
NOTE 3 — INVESTMENTS
Marketable Securities
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

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Available-for-sale securities consisted of the following as of June 30, 2010 (in thousands):

		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other
		Comprehensive	Comprehensive	Estimated
	Cost	Gain	Gain	Fair Value

Current:
Money Market funds	$48,711	$—	$—	$48,711
Non-government sponsored debt securities	39,418	68	—	39,486

Total current securities	88,129	68	—	88,197

Noncurrent:
Non-government sponsored debt securities	17,543	63	—	17,606
Government sponsored debt securities	2,022	15	—	2,037

Total noncurrent securities	19,565	78	—	19,643

Total available-for-sale securities	$107,694	$146	$—	$107,840

Available-for-sale securities consisted of the following as of December 31, 2009 (in thousands):

		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other
		Comprehensive	Comprehensive	Estimated
	Cost	Gain	Gain	Fair Value

Current:
Money Market funds	$60,299	$—	$—	$60,299
Non-government sponsored debt securities	33,495	19	(5)	33,509

Total current securities	93,794	19	(5)	93,808

Noncurrent:
Non-government sponsored debt securities	18,144	72	(35)	18,181
Government sponsored debt securities	2,035	12	—	2,047

Total noncurrent securities	20,179	84	(35)	20,228

Total available-for-sale securities	$113,973	$103	$(40)	$114,036

There were no proceeds from the sales of available-for-sale securities during the three months ended June 30, 2010 or 2009. Net unrealized holding gains on available-for-sale securities in the amount of $145,000 have been included in accumulated other comprehensive gain as of June 30, 2010. All of the Company’s available-for-sale securities with gross unrealized losses as of June 30, 2010 and December 31, 2009 had been in a loss position for less than 12 months.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The estimated fair value of available-for-sale debt securities at June 30, 2010 and December 31, 2009, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	June 30,	December 31,
	2010	2009
Due in one year or less	$39,486	$33,509
Due after one year through two years	19,643	20,228

	$59,129	$53,737

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.
The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The ASC describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$48,711	—	—	$48,711
Non-government sponsored debt securities	57,092	—	—	57,092
Government sponsored debt securities	2,037	—	—	2,037

Total	$107,840	—	—	$107,840

Amounts included in:
Cash and cash equivalents	$73,708	—	—	$73,708
Short-term investments	16,527	—	—	16,527
Long-term investments	17,605	—	—	17,605

Total	$107,840	—	—	$107,840

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Non-Marketable Securities and Other-Than-Temporary Impairment
In the second quarter of 2010, the Company invested $2.0 million in a private company based in the U.S. This minority investment in the private company is included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee and the investee is not publicly traded.
NOTE 4 — INVENTORY, NET
Inventory is stated at the lower of cost or market, with cost determined according to the standard cost method. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Parts and supplies	$11,835	$9,499
Work-in-progress	4,901	4,064
Finished goods	4,265	3,961

	$21,001	$17,524

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS
On May 24, 2010, the Company completed the acquisition of BSD. As a result, the Company recorded approximately $2.1 million of goodwill and $1.8 million of other identifiable intangible assets. The purchase price allocation is preliminary as the Company’s determination of the fair values of the assets acquired and liabilities assumed is still in progress. For impairment testing purposes, the Company has assigned all of the BSD goodwill to the ARP segment. This goodwill is not expected to be deductible for tax purposes.
The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Balance at beginning of year	$39,617	$39,617
Acquisition of BSD	2,044	—
Foreign currency translation adjustments	57	—

Balance at end of period	$41,718	$39,617

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Also as a result of the acquisition of BSD, the Company acquired amortizable identifiable intangible assets consisting of developed technology of $825,000, in-process research and development of $583,000, customer relationships and contracts of $152,000, trade name of $193,000, and a non-compete agreement of $39,000. These will be amortized over their estimated lives of five years for the developed technology, four years for the customer relationships and contracts, two years for the trade name, and 7 years for the non-compete agreement. The in-process research and development will be an indefinite-lived intangible asset until completion or abandonment at which point it will be accounted for as a finite-lived intangible asset or written off if abandoned. These newly acquired intangible assets are reflected with the Company’s previously acquired intangible assets in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
			Other
	Technology,	Customer	identifiable
	trade secrets	lists and	intangible
	and know-how	contracts	assets	IP R&D	Total
2009
Balance at December 31, 2008	$17,400	$1,100	$—	$—	$18,500
Additions due to acquisition of BSD	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—

Balance at December 31, 2009	17,400	1,100	—	—	18,500
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2008	(3,465)	(134)	—	—	(3,599)
Amortization expense	(1,890)	(73)	—	—	(1,963)
Foreign currency translation adjustments	—	—	—	—	—

Accumulated amortization balance at December 31, 2009	(5,355)	(207)	—	—	(5,562)

Net balance at December 31, 2009	$12,045	$893	$—	$—	$12,938

Weighted average life (in years)	9	15

2010
Balance at December 31, 2009	$17,400	$1,100	$—	$—	$18,500
Additions due to acquisition of BSD	825	152	232	583	1,792
Foreign currency translation adjustments	24	4	7	17	52

Balance at June 30, 2010	18,249	1,256	239	600	20,344
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2009	(5,355)	(207)	—	—	(5,562)
Amortization expense	(964)	(41)	(15)	—	(1,020)
Foreign currency translation adjustments	—	—	—	—	—

Accumulated amortization balance at June 30, 2010	(6,319)	(248)	(15)	—	(6,582)

Net balance at June 30, 2010	$11,930	$1,008	$224	$600	$13,762

Weighted average life (in years)	9	15	4

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The estimated aggregate amortization expense for the next five years and thereafter is as follows (in thousands):

2010 (six months)	$1,134
2011	2,268
2012	2,220
2013	2,172
2014	2,153
Thereafter	3,215

13,162
IP R&D	600

$13,762

NOTE 6 — EARNINGS PER SHARE
A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$884	$1,112	$2,759	$(1,678)

Denominator:
Denominator for basic net income (loss) per share — weighted average common stock outstanding	41,001	40,533	40,893	40,441

Effect of dilutive securities: stock options and awards	1,280	820	1,093	—

Denominator for diluted net income (loss) per share — weighted average shares outstanding — diluted	42,281	41,353	41,986	40,441

Basic net income (loss) per share	$0.02	$0.03	$0.07	$(0.04)
Diluted net income (loss) per share	$0.02	$0.03	$0.07	$(0.04)
Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately 0.7 million and 0.5 million shares for the three months ended June 30, 2010 and 2009, respectively, and 0.7 million and 1.4 million shares, respectively, for the six months ended June 30, 2010 and 2009 were excluded from the computations of diluted EPS because the effect of including the RSAs, RSUs, and stock options would have been anti-dilutive.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 7 — STOCK-BASED COMPENSATION
The Company’s stock option activity for the six months ended June 30, 2010 was as follows:

		Weighted
		Average
	Shares	Exercise
Stock Options	(in thousands)	Price
Outstanding at December 31, 2009	2,796	$12.18
Granted	128	16.55
Exercised	(160)	11.38
Cancelled or expired	(65)	18.58

Outstanding at June 30, 2010	2,699	$12.28
The Company had $2.2 million of total unrecognized compensation costs related to stock options at June 30, 2010 that are expected to be recognized over a weighted average period of 2.4 years.
The Company’s restricted share activity for the six months ended June 30, 2010 was as follows:

		Weighted
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2009	1,101	$15.90
Granted	405	16.54
Vested	(271)	15.37
Cancelled or expired	(20)	16.42

Non-vested at June 30, 2010	1,215	$16.22

Shares
Restricted Stock Units	(in thousands)
Non-vested at December 31, 2009	545
Granted	330
Vested	(32)
Cancelled or expired	(13)

Non-vested at June 30, 2010	830
As of June 30, 2010, there was $19.6 million and $7.2 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.4 years for the RSAs and 2.4 years for the RSUs.
The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenue	$246	$162	$424	$289
Research and development	422	240	698	542
Selling, general and administrative	1,771	1,413	3,484	2,755

Stock-based compensation costs reflected in net income (loss)	$2,439	$1,815	$4,606	$3,586

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8 — SEGMENT INFORMATION
Management has determined that the Company has two segments for financial reporting purposes. During the second quarter of 2010, the technology segment changed its name to the technology and strategic partnerships (“TSP”) segment, and the assay segment changed its name to the assays and related products (“ARP”) segment. This was only a name change, and there have been no changes to the historical segment financial information or underlying operational activity other than the acquisition of BSD. The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Intersegment sales are recorded at fixed prices which approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $2.1 million and $1.4 million for the quarters ending June 30, 2010 and 2009, respectively and $3.2 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively have been eliminated upon consolidation, respectively. Following is selected segment information for and as of the periods indicated (in thousands).

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	TSP	ARP		TSP	ARP
	Segment	Segment	Consolidated	Segment	Segment	Consolidated

Revenues from external customers	$25,227	$8,015	$33,242	$19,466	$8,335	$27,801

Depreciation and amortization	1,232	889	$2,121	1,057	859	$1,916

Segment profit (loss)	1,999	(1,115)	$884	1,448	(336)	$1,112

Segment assets	175,721	78,694	$254,415	141,126	73,947	$215,073

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	TSP	ARP		TSP	ARP
	Segment	Segment	Consolidated	Segment	Segment	Consolidated

Revenues from external customers	$50,443	$16,051	$66,494	$40,564	$12,794	$53,358

Depreciation and amortization	2,534	1,750	$4,284	2,028	1,851	$3,879

Segment profit (loss)	4,523	(1,764)	$2,759	3,357	(5,035)	$(1,678)

Segment assets	175,721	78,694	$254,415	141,126	73,947	$215,073

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2009	$581
Warranty expenses	(1,128)
Accrual for warranty costs	1,151

Accrued warranty costs at June 30, 2010	$604

NOTE 10 — INCOME TAXES
At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the six months ended June 30, 2010 was 57.47%, excluding amounts recorded for discrete events. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. The Company’s tax expense reflects the full Federal, various state, and foreign blended statutory rates. The Company is utilizing its net operating losses in the US; therefore cash taxes to be paid are expected to be in the range of 6-10% of pre-tax book income.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Japan, the Netherlands, and various states. Due to net operating losses, the U.S. tax returns dating back to 1996 can still be reviewed by the taxing authorities. With respect to Canada, tax returns dating back to 2003 can still be reviewed by the authorities. The Company has recorded an increase of $0.3 million to the estimated amount of liability associated with its uncertain tax position in the second quarter. No other material changes to this liability are expected within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.
NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS
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
In January 2010, the FASB updated it guidance related to fair value measurements and disclosures. This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement in order to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, the FASB clarified the disclosure requirements related to the use of judgment in determining the appropriate classes of assets and liabilities when reporting fair value measurement for each class and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. As the Company only held Level 1 assets, the impact of the adoption of this standard to the Company’s financial position and results of operations was not material.

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

•
fluctuations in quarterly results and financial position due to a lengthy and unpredictable sales cycle, fluctuations in foreign exchange rates, bulk purchases of consumables, fluctuations in product mix, and the seasonal nature of some of our assay products;

•	our ability to obtain and enforce intellectual property protections on our products and technologies;
•	reliance on third party distributors for distribution of specific assay products;
•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;
•	potential shortages, or increases in costs, of components or other disruptions to our manufacturing operations;
•	competition;
•	our ability to successfully launch new products and their impact on sales of our legacy products;
•	the timing of regulatory approvals;
•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us;
•	risks relating to our foreign operations; and
•
risks and uncertainties associated with implementing our acquisition strategy including our ability to obtain financing, our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to recognize the benefits of our acquisitions.

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict. Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in Part II, Item 1A “Risk Factors” below and in our 2009 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report including in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 1A “Risk Factors” and our other annual and periodic reports.
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
Segment Information
Luminex has two reportable segments. During the second quarter of 2010, the technology segment changed its name to the technology and strategic partnerships (“TSP”) segment, and the assay segment changed its name to the assays and related products (“ARP”) segment. This was only a name change, and there have been no changes to the historical segment financial information or underlying operational activity other than the acquisition of BSD. The TSP segment, which is our base business, consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items. The ARP segment is primarily involved in the development and sale of assays on xMAP technology for use on Luminex’s installed base of systems.
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

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Luminex has adopted a business model built, in part, around strategic partnerships. We have licensed our xMAP technology to partner companies, which in turn develop products that incorporate the xMAP technology into products that they sell to end users. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratories. As of June 30, 2010, Luminex had approximately 65 strategic partners and these partners have purchased and placed the majority of the cumulative 7,183 xMAP-based systems shipped. Of the 65 strategic partners, 41 have released commercialized reagent-based products utilizing our technology.
Beginning in 2006, we began developing proprietary xMAP-based assays. This development was supplemented in 2007 by our acquisition of Tm Bioscience, which we now refer to as LMD and which is included in our ARP segment. Our ARP segment focuses on the molecular diagnostics market and certain specialty markets.
Luminex has several forms of revenue that result from our business model:
•
System revenue is generated from the sale of our xMAP systems and peripherals and BSD laboratory instruments. Currently, system revenue is derived from the sale of the Luminex® 100™ and 200™ analyzers, our FLEXMAP 3D® system, our optional XY Platform and Sheath Delivery Systems, and the various BSD systems.

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

Second Quarter 2010 Highlights
•	Consolidated revenue of $33.2 million for the quarter ended June 30, 2010, representing a 20% increase over revenue for the second quarter of 2009
•	System shipments of 219, up 15% from a year ago, resulting in cumulative life-to-date shipments of 7,183
•	Our partners reported over $72 million of royalty bearing end user sales on xMAP technology for the quarter, an 8% increase over the second quarter of 2009
•	Signed an agreement with High Throughput Genomics, Inc. to co-develop a new research gene expression product, the qBead Gene Expression Assay
•	Completed our acquisition of BSD Robotics, an Australian-based private company with advanced robotics technology for newborn screening and forensics

We have experienced significant fluctuations in consumable revenue since the third quarter of 2008. After thorough analysis, we have identified several factors contributing to the fluctuations. Overall, the fluctuations manifested themselves through changes in activity at varying times from our largest bulk purchasing partners. From the second quarter of 2009 through the second quarter of 2010, we had quarterly bulk purchases totaling $5.5 million, $4.3 million, $6.4 million, $7.6 million, and $7.9 million in consumables, respectively. We believe the fluctuations in bulk purchases can be attributed to several factors including (1) the timing of purchases of significant volumes of consumables related to the conversion of our partners’ assay product portfolios from carboxyl beads to magnetic beads primarily in anticipation of the release of our new MAGPIX® system in 2010; (2) volume fluctuations in bulk purchases from several of our partners as a result of a changes in total consumable needs prior to the regulatory clearance and commercialization phases of development of new products and transitioning product lines; (3) increased attention on inventory management by our partners resulting from changes in the macroeconomic climate and (4) recent revenue increases from improvement in the macroeconomic climate coupled with increased commercialization efforts driving re-stocking by our partners following periods of tightened inventory management. Even though we experience variability as a result of the factors listed above, the trend of our long-term average of consumable sales, one of our key indicators of performance, indicates a continued growth pattern. Another indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales during the past several years.
We experienced a decrease in royalty revenue from the first quarter of 2010 resulting from variability in our partners’ end user sales which is reflected in reported royalty revenues on a quarterly basis. Our first quarter of 2010 included approximately $0.6 million of annual minimum royalty payments reflected in royalty revenue. Finally, two of our significant partners reported sequential declines in end user sales. Our current quarter royalty revenue typically reflects prior quarter sales as reported by our partners.
Future Operations
We anticipate 2010 revenue growth to be driven by continued adoption of our core technology coupled with system and assay introductions and commercialization by Luminex and our partners in both existing and new geographic locations. We anticipate continued revenue concentration in our high margin items (assays, consumables and royalties) contributing to favorable, but variable, gross margin percentages. Additionally, we believe that a sustained investment in R&D is necessary in order to meet the needs of our marketplace and provide a sustainable new product pipeline. Therefore, we estimate that R&D expenditures will increase in absolute dollars over time, but decrease as a percentage of total revenue towards our long term target of 15% of revenue. We could experience volatility in R&D expenses as a percentage of revenue on a quarterly basis. Consistent with this trend our R&D expenses increased by $0.9 million or 18% from the second quarter of 2009 to the second quarter of 2010, but remained consistent as a percentage of total revenue at 18% in the second quarter of 2010 and 2009. While we currently expect modest increases in absolute dollars of selling, general, and administrative expenses in 2010, excluding the impact of foreign exchange rates on foreign denominated balances, we expect selling, general, and administrative expenses to decrease as a percentage of total revenue in 2010.
We expect our primary challenges throughout the remainder of 2010 to be the continued adoption and development of partner products incorporating Luminex technology, the timing effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users, commercialization, regulatory acceptance and market adoption of output from the ARP segment and the expansion and enhancement of our installed base and leadership position within our identified target market segments.

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
Management believes there have been no significant changes during the quarter ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 10-K other than the addition of our policy on cost method investments below.
All of the Company’s available-for-sale investments and non-marketable securities are subject to a periodic impairment review at least annually. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities are considered to be impaired when a decline in fair value is judged to be other-than-temporary. As the inputs utilized for the Company’s periodic impairment review of the non-marketable securities are not based on observable market data, this cost-method investment is classified within Level 3 of the fair value hierarchy on a non-recurring basis. To determine the fair value of such as investment, the Company uses all available financial information related to the private company, including information based on recent or pending third-party equity investments in the private company. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline. In certain circumstances, the Company’s cost-method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. Dividends and other distributions of earnings from this investment accounted for at cost are included in income when declared. Any gain will be recorded at the time of liquidation of the non-marketable security or other investment.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009
Selected consolidated financial data for the three months ended June 30, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2010	2009
Revenue	$33,242	$27,801
Gross profit	$23,160	$19,300
Gross profit margin percentage	70%	69%
Operating expenses	$20,895	$18,271
Income from operations	$2,265	$1,029
Total revenue increased by 20% to $33.2 million for the three months ended June 30, 2010 from $27.8 million for the comparable period in 2009. The increase in revenue was primarily attributable to an increase of $3.6 million in consumable and royalty revenue resulting from continued menu expansion and the corresponding increased consumption and increased consumable sales and depressed second quarter 2009 consumable sales that resulted from increased attention on consumable inventory management by our partners stimulated by economic conditions existing at that time, and an increase of $1.8 million in system sales. We sold 219 systems in the second quarter of 2010 compared to 158 systems for the corresponding prior year period bringing total system sales since inception to 7,183 as of June 30, 2010.
A breakdown of revenue for the three months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009	Variance	Variance (%)
System sales	$7,896	$6,111	$1,785	29%
Consumable sales	9,698	6,682	3,016	45%
Royalty revenue	4,861	4,298	563	13%
Assay revenue	7,439	7,769	(330)	-4%
Service revenue	1,620	1,424	196	14%
Other revenue	1,728	1,517	211	14%

	$33,242	$27,801	$5,441	20%

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 25% of consolidated total revenue in the second quarter of 2010 (14% and 11%, respectively). For comparative purposes, these same two customers accounted for 30% of total revenue (19% and 11%, respectively) in the second quarter of 2009. No other customer accounted for more than 10% of total revenue in this quarter.
Gross profit margin percentage for the three months ended June 30, 2010 was consistent with the gross profit margin percentage for the comparable period in 2009. The increase in total operating expense dollars from $18.3 million to $20.9 million, but decrease in total operating expenses as a percentage of total revenue from 66% for the second quarter of 2009 to 63% for the second quarter of 2010, illustrates the effect of the leverage inherent in our partnership and distribution business model. Net operating income increased due to the increase in revenue, the maintenance of favorable gross margins, and our success in leveraging our operating expenses. See additional discussions by segment below.

Technology and Strategic Partnerships (“TSP”) Segment
Selected financial data for our TSP segment for the three months ended June 30, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2010	2009
Revenue	$25,227	$19,466
Gross profit	$17,680	$12,958
Gross profit margin percentage	70%	67%
Operating expenses	$14,064	$11,572
Income from operations	$3,616	$1,386
Revenue. Total revenue for our TSP segment increased by 33% to $25.2 million for the three months ended June 30, 2010 from $19.5 million for the comparable period in 2009. The increase in revenue was primarily attributable to an increase in consumable and royalty revenue resulting from continued menu expansion and the corresponding increased consumption and depressed second quarter 2009 consumable sales that resulted from increased attention on consumable inventory management by our partners stimulated by economic conditions existing at that time, and an increase of $1.9 million in system sales in the TSP segment. We remain confident in our long term guidance of 175 to 225 systems per quarter, recognizing that volatility in the number of systems sold per quarter can be expected in the short term.
Three customers accounted for 43% of total TSP segment revenue in the second quarter of 2010 (18%, 14%, and 11%, respectively). For comparative purposes, these same three customers accounted for 44% of total TSP segment revenue (24%, 13%, and less than 10%, respectively) in the second quarter of 2009.
A breakdown of revenue in the TSP segment for the three months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009	Variance	Variance (%)
System sales	$7,614	$5,719	$1,895	33%
Consumable sales	9,668	6,660	3,008	45%
Royalty revenue	4,861	4,298	563	13%
Service revenue	1,506	1,353	153	11%
Other revenue	1,578	1,436	142	10%

	$25,227	$19,466	$5,761	30%

System and peripheral component sales increased by 33% to $7.6 million for the three months ended June 30, 2010 from $5.7 million for the comparable period of 2009. The TSP segment sold 216 of the 219 total system sales in the three months ended June 30, 2010. For the three months ended June 30, 2010, five of our partners accounted for 153, or 67%. of total TSP segment system sales for the period. The top five partners accounted for 106, or 60%, of total TSP segment system sales in the three months ended June 30, 2009.
Consumable sales, comprised of microspheres and sheath fluid, increased 45% to $9.7 million for the three months ended June 30, 2010 from $6.7 million for the three months ended June 30, 2009. This is primarily the result of an increase in bulk purchases due to increased commercial activity by our partners. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended June 30, 2010, we had 19 bulk purchases of consumables totaling approximately $7.9 million as compared with 13 bulk purchases totaling approximately $5.5 million in the three months ended June 30, 2009. Partners who reported royalty bearing sales accounted for $6.8 million, or 70%, of total consumable sales for the three months ended June 30, 2010.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 13% to $4.9 million for the three months ended June 30, 2010 compared with $4.3 million for the three months ended June 30, 2009. We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis. Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended June 30, 2010, we had 37 commercial partners submitting royalties as compared to 33 for the three months ended June 30, 2009. One of our partners reported royalties totaling approximately $1.6 million or 34% of total royalties for the current quarter compared to $1.4 million or 34% for the quarter ended June 30, 2009. Three other customers reported royalties totaling approximately $1.9 million or 39% of total TSP segment revenue (14%, 13%, and 12%, respectively) for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. For comparative purposes, these same three customers accounted for approximately $1.5 million or 35% (13%, 11%, and 11%, respectively) of total TSP royalty revenue in the second quarter of 2009. Total royalty bearing sales reported to us by our partners were over $72 million for the quarter ended June 30, 2010 compared with over $67 million for the quarter ended June 30, 2009.
Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for service revenue, increased by 11% to $1.5 million for the second quarter of 2010 from $1.4 million for the second quarter of 2009. This increase is attributable to both an expansion of units available for service and additional resources allocated to the sale of extended service agreements resulting in increased penetration of the expanded installed base. At June 30, 2010 and 2009, we had 1,169 and 1,008 Luminex systems, respectively, covered under extended service agreements.
Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, increased by 10% to $1.6 million for the three months ended June 30, 2010 from $1.4 million for the three months ended June 30, 2009. This increase is primarily the result of an increase in miscellaneous part sales of $291,000, offset by a decrease in grant revenue of $102,000.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the TSP segment increased to 70% for the three months ended June 30, 2010 compared to 67% for the three months ended June 30, 2009. Gross profit for the TSP segment increased to $17.7 million for the three months ended June 30, 2010, as compared to $13.0 million for the three months ended June 30, 2009. The increase in gross profit was attributable to the overall increase in revenue, an increase in average system price, and an increase in gross profit margins. Consumables and royalties, two of our higher margin items, comprised $14.5 million, or 58%, of TSP segment revenue for the current quarter and $11.0 million, or 56%, of TSP segment revenue for the quarter ended June 30, 2009.
Research and development expense. Research and development expenses for the TSP segment increased to $2.9 million, or 11% of TSP segment revenue for the three months ended June 30, 2010 from $2.4 million, or 12%, for the comparable period in 2009. The increase was primarily attributable to increases in materials and supplies for the expansion and development of our systems and applications for use on our platforms as well as additional personnel costs related to the appointment of our Vice President of Systems R&D in the third quarter of 2009.
Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $11.2 million for the three months ended June 30, 2010 from $9.2 million for the comparable period in 2009. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in selling, general, and administrative employees and contract employees of the TSP segment to 139 at June 30, 2010 from 108 at June 30, 2009. The additional employees include employees added in our recent expansions into the People’s Republic of China and Japan which increase our international support, service and marketing capabilities. As a percentage of revenue, selling, general, and administrative expenses were 44% for the three months ended June 30, 2010 compared to 47% for the three months ended June 30, 2009.

Other income, net. Other income decreased to $97,000 for the three months ended June 30, 2010 from $178,000 for the comparable period in 2009. The decrease is due to the decrease in the average rate earned on current invested balances which decreased to 0.3% at June 30, 2010 from 0.6% at June 30, 2009. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period.
Assays and Related Products (“ARP”) Segment
Selected financial data for our ARP segment for the three months ended June 30, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2010	2009
Revenue	$8,015	$8,335
Gross profit	$5,480	$6,342
Gross profit margin percentage	68%	76%
Operating expenses	$6,831	$6,699
Loss from operations	$(1,351)	$(357)
A breakdown of revenue in the ARP segment for the three months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009	Variance	Variance (%)
System sales	$282	$392	$(110)	-28%
Consumable sales	30	22	8	36%
Assay revenue	7,439	7,769	(330)	-4%
Service revenue	114	71	43	61%
Other revenue	150	81	69	85%

	$8,015	$8,335	$(320)	-4%

Revenue. Total revenue for our ARP segment decreased by 4% to $8.0 million for the three months ended June 30, 2010 from $8.3 million for the comparable period in 2009. The decrease in revenue was predominantly attributable to a decrease in assay revenue, driven primarily by the prior year sales of Respiratory Viral Panel (“RVP”) due to the 2009 novel influenza H1N1. BSD Revenue from May 24, 2010, the date of acquisition, to June 30, 2010 has been included in the ARP segment. Our top two product categories in the current quarter were cystic fibrosis (“CF”) and RVP, which represented over 88% of total assay revenue. The top five customers, by revenue, accounted for 80% of total ARP segment revenue for the three months ended June 30, 2010 compared to 73% for the three months ended June 30, 2009. In particular, four customers accounted for 74% of total ARP segment revenue (28%, 19%, 14% and 13%, respectively) for the three months ended June 30, 2010. No other customer accounted for more than 10% of total ARP segment revenue. During the three months ended June 30, 2010, our ARP segment sold three systems. Other revenue includes shipping revenue and training revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the ARP segment decreased to 68% for the three months ended June 30, 2010 from 76% for the three months ended June 30, 2009. Gross profit for the ARP segment decreased to $5.5 million for the three months ended June 30, 2010, as compared to $6.3 million for the three months ended June 30, 2009. The decrease in gross profit margin percentage was primarily attributable to the prior year sales of RVP due to the 2009 novel influenza H1N1 and changes in revenue mix between our higher and lower gross margin items.
Research and development expense. Research and development expenses for our ARP segment were $3.0 million and $2.6 million for the three months ended June 30, 2010 and 2009, respectively. The increase in research and development expenses was primarily due to increased product development activity and additional personnel costs associated with the increase in research and development employees of the ARP segment to 69 at June 30, 2010 from 53 at June 30, 2009.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $3.8 million and $4.1 million for the three months ended June 30, 2010 and 2009, respectively. The overall decrease in selling, general, and administrative expenses results from the prior year payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR product line offset by increased management and support activity resulting from an expansion of our assay development activities and pipeline.
SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009
Selected consolidated financial data for the six months ended June 30, 2010 and 2009 is as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2010	2009
Revenue	$66,494	$53,358
Gross profit	$45,936	$36,868
Gross profit margin percentage	69%	69%
Operating expenses	$39,923	$34,255
Income from operations	$6,013	$2,613
Total revenue increased by 25% to $66.5 million for the six months ended June 30, 2010 from $53.4 million for the comparable period in 2009. The increase in revenue was primarily attributable to an increase of $5.2 million in consumable revenue in the TSP segment resulting from continued menu expansion and the corresponding increased consumption and an increase of $3.1 million in our assay revenue in the ARP segment. We sold 416 systems in the first half of 2010 compared to 361 systems for the corresponding prior year period bringing total system sales since inception to 7,183 as of June 30, 2010.
A breakdown of revenue for the six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009	Variance	Variance (%)
System sales	$14,595	$12,238	$2,357	19%
Consumable sales	19,517	14,285	5,232	37%
Assay revenue	15,099	11,965	3,134	26%
Royalty revenue	10,710	8,825	1,885	21%
Service contracts	3,207	2,856	351	12%
Other revenue	3,366	3,189	177	6%

	$66,494	$53,358	$13,136	25%

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 27% of consolidated total revenue in the six months ended June 30, 2010 (16% and 11%, respectively). For comparative purposes, these same two customers accounted for 30% of total revenue (19% and 11%, respectively) in the six months ended June 30, 2009. No other customer accounted for more than 10% of total revenue in the six months ended June 30, 2010.
Gross profit margin percentage remained consistent at 69% for the six months ended June 30, 2010 and 2009. The increase in total operating expense dollars from $34.3 million to $39.9 million, but decrease in total operating expenses as a percentage of total revenue from 64% for the six months ended June 30, 2009 to 60% for the six months ended June 30, 2010, illustrates the effect of the leverage inherent in our partnership and distribution business model. Net operating income increased due to the increase in revenue, the maintenance of favorable gross margins, and our success in leveraging our operating expenses. See additional discussions by segment below.

Technology and Strategic Partnerships (“TSP”) Segment
Selected financial data for our TSP segment for the six months ended June 30, 2010 and 2009 is as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2010	2009
Revenue	$50,443	$40,564
Gross profit	$35,179	$27,541
Gross profit margin percentage	70%	68%
Operating expenses	$27,267	$22,637
Income from operations	$7,912	$4,904
Revenue. Total revenue for our TSP segment increased by 24% to $50.4 million for the six months ended June 30, 2010 from $40.6 million for the comparable period in 2009. The increase in revenue was primarily attributable to an increase in consumable sales of $5.2 million resulting from continued menu expansion and the corresponding increased consumption and an increase of $2.4 million in system sales in the TSP segment. Three customers accounted for 47% of total TSP segment revenue in the six months ended June 30, 2010 (21%, 15%, and 11%, respectively). For comparative purposes, these same three customers accounted for 46% of total TSP segment revenue (24%, 15%, and less than 10%, respectively) in the six months ended June 30, 2009.
A breakdown of revenue in the TSP segment for the six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009	Variance	Variance (%)
System sales	$14,172	$11,730	$2,442	21%
Consumable sales	19,466	14,250	5,216	37%
Royalty revenue	10,710	8,825	1,885	21%
Service contracts	2,998	2,725	273	10%
Other revenue	3,097	3,034	63	2%

	$50,443	$40,564	$9,879	24%

System and peripheral component sales increased by 21% to $14.2 million for the six months ended June 30, 2010 from $11.7 million for the comparable period of 2009. The TSP segment sold 409 of the 416 total system sales in the six months ended June 30, 2010. For the six months ended June 30, 2010, five of our partners accounted for 311, or 71%, of total TSP segment system sales for the period. The top five partners accounted for 230, or 56%, of total TSP segment system sales in the six months ended June 30, 2009.
Consumable sales, comprised of microspheres and sheath fluid, increased 37% to $19.5 million for the six months ended June 30, 2010 from $14.3 million for the six months ended June 30, 2009. This is primarily the result of an increase in bulk purchases due to increased commercial activity by our partners. During the six months ended June 30, 2010, we had 31 bulk purchases of consumables totaling approximately $15.6 million as compared with 24 bulk purchases totaling approximately $11.6 million in the six months ended June 30, 2009. Partners who reported royalty bearing sales accounted for $14.7 million, or 75% of total consumable sales for the six months ended June 30, 2010.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 21% to $10.7 million for the six months ended June 30, 2010 compared with $8.8 million for the six months ended June 30, 2009. We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis. We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the six months ended June 30, 2010, we had 41 commercial partners submitting royalties as compared to 38 for the six months ended June 30, 2009. One of our partners reported royalties totaling approximately $3.5 million or 33% of total royalties for the six months ended June 30, 2010 compared to $2.9 million or 32% for the six months ended June 30, 2009. Two other customers reported royalties totaling approximately $2.5 million or 13% and 11% of total royalties, respectively, for the six months ended June 30, 2010. No other customer accounted for more than 10% of total royalty revenue for the six months ended June 30, 2010. Total royalty bearing sales reported to us by our partners were over $158 million for the six months ended June 30, 2010 compared with over $132 million for the six months ended June 30, 2009.
Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for service revenue, increased by 10% to $3.0 million for the six months ended June 30, 2010 from $2.7 million for the six months ended June 30, 2009. This increase is attributable to both an expansion of units available for service and additional resources allocated to the sale of extended service agreements resulting in increased penetration of the expanded installed base. At June 30, 2010 and 2009, we had 1,169 and 1,008 Luminex systems, respectively, covered under extended service agreements.
Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, increased by 2% to $3.1 million for the six months ended June 30, 2010 from $3.0 million for the six months ended June 30, 2009. This slight increase is primarily the result of an increase in miscellaneous part sales of $520,000, offset by a decrease in grant revenue of $440,000.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the TSP segment increased to 70% for the six months ended June 30, 2010 compared to 68% for the six months ended June 30, 2009. Gross profit for the TSP segment increased to $35.2 million for the six months ended June 30, 2010, as compared to $27.5 million for the six months ended June 30, 2009. The increase in gross profit was attributable to the overall increase in revenue coupled with the increase in gross profit margins. Consumables and royalties, two of our higher margin items, comprised $30.2 million, or 60%, of TSP segment revenue for the six months ended June 30, 2010 and $23.1 million, or 57%, of TSP segment revenue for the six months ended June 30, 2009.
Research and development expense. Research and development expenses for the TSP segment increased to $5.5 million, or 11%, of TSP segment revenue for the six months ended June 30, 2010 from $4.9 million, or 12%, for the comparable period in 2009. The increase was primarily related to additional personnel costs related to the appointment of our Vice President of Systems R&D in the third quarter of 2009.
Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $21.8 million for the six months ended June 30, 2010 from $17.7 million for the comparable period in 2009. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in selling, general, and administrative employees and contract employees of the TSP segment to 139 at June 30, 2010 from 108 at June 30, 2009. The additional employees include employees added in our recent expansions into the People’s Republic of China and Japan which increase our international support, service and marketing capabilities. As a percentage of revenue, selling, general, and administrative expenses were 43% for the six months ended June 30, 2010 compared to 44% for the six months ended June 30, 2009.
Other income, net. Other income decreased to $209,000 for the six months ended June 30, 2010 from $486,000 for the comparable period in 2009. The decrease is due to the decrease in the average rate earned on current invested balances which decreased to 0.4% at June 30, 2010 from 0.8% at June 30, 2009. This decrease in the average rate earned is the result of an overall decrease in market rates compared to the prior year period.

Assays and Related Products (“ARP”) Segment
Selected financial data for our ARP segment for the six months ended June 30, 2010 and 2009 is as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2010	2009
Revenue	$16,051	$12,794
Gross profit	$10,757	$9,327
Gross profit margin percentage	67%	73%
Operating expenses	$12,656	$11,618
Loss from operations	$(1,899)	$(2,291)
A breakdown of revenue in the ARP segment for the six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009	Variance	Variance (%)
System sales	$423	$508	$(85)	-17%
Consumable sales	51	35	16	46%
Assay revenue	15,099	11,965	3,134	26%
Service contracts	209	131	78	60%
Other revenue	269	155	114	74%

	$16,051	$12,794	$3,257	25%

Revenue. Total revenue for our ARP segment increased by 25% to $16.1 million for the six months ended June 30, 2010 from $12.8 million for the comparable period in 2009. The increase in revenue was predominantly attributable to an increase in assay revenue, driven primarily by increased sales of our RVP products. BSD Revenue from May 24, 2010, the date of acquisition, to June 30, 2010 has been included in the ARP segment. Our top two product categories in the first half of 2010 were CF and RVP, which represented over 88% of total assay revenue. The top five customers, by revenue, accounted for 80% of total ARP segment revenue for the six months ended June 30, 2010 compared to 73% for the six months ended June 30, 2009. In particular, three customers accounted for 57% of total ARP segment revenue (24%, 17%, and 16%, respectively) for the six months ended June 30, 2009. In particular, four customers accounted for 74% of total ARP segment revenue (29%, 19%, 13% and 13%, respectively) for the six months ended June 30, 2010. No other customer accounted for more than 10% of total ARP segment revenue. During the six months ended June 30, 2010, our ARP segment sold seven systems. Other revenue includes shipping revenue and training revenue.
Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the ARP segment decreased to 67% for the six months ended June 30, 2010 from 73% for the six months ended June 30, 2009. Gross profit for the ARP segment increased to $10.8 million for the six months ended June 30, 2010, as compared to $9.3 million for the six months ended June 30, 2009. The decrease in gross profit margin percentage was primarily attributable to the prior year sales of RVP due to the 2009 novel influenza H1N1, changes in revenue mix between our higher and lower gross margin items and intercompany eliminations which fluctuate depending upon the timing of sales of inventory purchased in prior periods.
Research and development expense. Research and development expenses for our ARP segment were $5.4 million and $4.7 million for the six months ended June 30, 2010 and 2009, respectively. The increase in research and development expenses was primarily due to increased product development activity and additional personnel costs associated with the increase in research and development employees of the ARP segment to 69 at June 30, 2010 from 53 at June 30, 2009.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $7.3 million and $6.9 million for the six months ended June 30, 2010 and 2009, respectively. The overall increase in selling, general, and administrative expenses is primarily due to increased management and support activity resulting from an expansion of our assay development activities and pipeline offset by the decrease from the prior year payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR product line.
LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2010	2009
	(in thousands)	(in thousands)
Cash and cash equivalents	$83,986	$90,843
Short-term investments	16,527	8,511
Long-term investments	17,605	20,228

	$118,118	$119,582

At June 30, 2010, we held cash and cash equivalents, short-term investments, and long-term investments of $118.1 million and had working capital of $131.9 million. At December 31, 2009, we held cash and cash equivalents, short-term investments, and long-term investments of $119.6 million and had working capital of $122.4 million. The decrease in cash, cash equivalents and long-term investments is primarily attributable to the acquisition of BSD and an increase in inventory, offset by a decrease in our accounts receivable in the six months ended June 30, 2010.
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
Cash provided by operating activities was $5.1 million for the three months ended June 30, 2010, compared with cash used in operating activities of $5.7 million for the three months ended June 30, 2009. Significant items affecting operating cash flows for the three months ended June 30, 2010 were our net income of $0.9 million, depreciation and amortization of $2.1 million, stock-based compensation of $2.4 million, and deferred income tax benefit of $0.9 million, offset by an increase in accounts receivable of $1.0 million and an excess income tax benefit from employee stock-based awards of $1.5 million.
Cash used in investing activities was $9.3 million for the three months ended June 30, 2010, compared with cash provided by investing activities of $1.7 million for the three months ended June 30, 2009. Significant uses of cash in the second quarter of 2010 were our $5.0 million acquisition of BSD, a $2.0 million cost-method investment in a private company, and additional acquired technology rights of $1.2 million.
Our operating expenses during the three months ended June 30, 2010 were $20.9 million, of which $5.9 million was research and development expense and $15.0 million was selling, general and administrative expense, including the amortization of acquired intangibles. We expect research and development expense as a percent of revenue to be between 15% and 18% of total revenue for 2010. While research and development expense as a percentage of revenue is expected to decrease long term, we expect the absolute dollars of research and development expense to scale with our revenue growth as a result of our intent to invest in the research and development pipeline to support our strategy and expanded focus on product and platform development. We do not currently expect selling, general, and administrative expenses in 2010, excluding the impact of foreign exchange on foreign denominated balances, to increase at the same rate as in prior years, and overall we expect it to decline as a percentage of revenue in 2010 compared to 2009.

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

Contractual Obligations
As of June 30, 2010, we had approximately $13.8 million in non-cancelable obligations for the next 12 months. These obligations are included in our estimated cash usage described below. The following table reflects our total current non-cancelable obligations by period as of June 30, 2010 (in thousands):

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Non-cancelable rental obligations	$11,471	$2,680	$5,028	$3,763	$—
Non-cancelable purchase obligations (1)	$13,841	10,122	934	1,087	1,698
Long-term debt obligations (2)	$4,907	948	2,506	1,453	—
Capital lease obligations	$4	4	—	—	—

Total (3)	$30,223	$13,754	$8,468	$6,303	$1,698

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

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at June 30, 2010, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authorities. Therefore, $1.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 to the Condensed Consolidated Financial Statements for a discussion on income taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at June 30, 2010 would yield an approximate 1% variance in overall investment return. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.
Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate. Accordingly, our future results could be materially adversely impacted by changes in these and other factors.
As of June 30, 2010, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Australian dollar, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an impact of approximately $600,000. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.
In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction gain of $14,000 was included in determining our consolidated results for the quarter ended June 30, 2010.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our 2009 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in our 2009 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The stock repurchase activity for the second quarter of 2010 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of Shares	Appromixate Dollar Value of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet Be
	of Shares	Paid per Share	Publicly Announced	Purchased Under the Plans or
Period	Purchased	(1)($)	Plans or Programs	Programs
04/01/10 – 04/30/10	7,866	17.19	—	—
05/01/10 – 05/31/10	8,632	17.28	—	—
06/01/10 – 06/30/10	32,630	17.31	—	—

Total Second Quarter	49,128	17.28	—	—

(1)	Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit
Number	Description of Documents

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2010, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2010

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2010, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.