Form 10-Q
period 2010-09-30
LUMINEX CORP
filed 2010-11-05
CIK 1033905

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 42,299,280 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on November 1, 2010.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

SIGNATURES AND EXHIBITS	35

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,229	$90,843
Restricted cash	1,001	-
Short-term investments	27,939	8,511
Accounts receivable, net	19,013	22,108
Inventories, net	24,136	17,524
Deferred income taxes	2,775	1,040
Prepaids and other	2,626	2,130

Total current assets	156,719	142,156

Property and equipment, net	21,228	17,255
Intangible assets, net	13,427	12,938
Deferred income taxes	10,610	14,732
Long-term investments	11,120	20,228
Goodwill	42,062	39,617
Other	3,872	1,087

Total assets	$259,038	$248,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,878	$8,430
Accrued liabilities	6,336	7,493
Deferred revenue	4,346	2,967
Current portion of long term debt	593	868
Other	33	-

Total current liabilities	18,186	19,758

Long-term debt	3,404	3,591
Deferred revenue	4,473	4,614
Other	3,313	1,312

Total liabilities	29,376	29,275

Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,148,926 shares at September 30, 2010; 40,736,340 shares at December 31, 2009	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	293,500	285,648
Accumulated other comprehensive gain	1,068	28
Accumulated deficit	(64,947)	(66,979)

Total stockholders' equity	229,662	218,738

Total liabilities and stockholders' equity	$259,038	$248,013

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Revenue	$33,873	$29,118	$100,367	$82,476
Cost of revenue	12,011	10,347	32,569	26,837

Gross profit	21,862	18,771	67,798	55,639

Operating expenses:
Research and development	5,816	5,643	16,674	15,246
Selling, general and administrative	15,891	13,640	44,956	38,292

Total operating expenses	21,707	19,283	61,630	53,538

Income from operations	155	(512)	6,168	2,101
Interest expense from long-term debt	(106)	(116)	(334)	(358)
Other income, net	159	144	400	593
Settlement of litigation	-	-	-	(4,350)

Income (loss) before income taxes	208	(484)	6,234	(2,014)
Income taxes	(935)	(125)	(4,202)	(273)

Net income (loss)	$(727)	$(609)	$2,032	$(2,287)

Net income (loss) per share, basic	$(0.02)	$(0.01)	$0.05	$(0.06)

Shares used in computing net income (loss) per share, basic	41,131	40,661	40,973	40,515

Net income (loss) per share, diluted	$(0.02)	$(0.01)	$0.05	$(0.06)

Shares used in computing net income (loss) per share, diluted	41,131	40,661	42,235	40,515

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)	$(727)	$(609)	$2,032	$(2,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,210	2,116	6,494	5,995
Amortization of deferred stock, restricted stock and stock compensation expense	2,319	2,231	6,925	5,817
Deferred income tax benefit	985	-	3,490	2
Excess income tax benefit from employee stock-based awards	234	-	(1,290)	-
Loss on disposal of assets	-	-	-	25
Other	586	676	849	1,257
Changes in operating assets and liabilities:
Accounts receivable, net	(1,144)	(898)	4,066	(7,988)
Inventories, net	(2,952)	(286)	(5,065)	(1,108)
Other assets	591	405	(154)	(28)
Accounts payable	1,044	1,437	(2,422)	376
Accrued liabilities	308	1,295	(1,037)	(3,023)
Deferred revenue	450	(28)	1,190	313

Net cash provided by (used in) operating activities	3,904	6,339	15,078	(649)

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,998)	(12,003)	(26,665)	(56,649)
Maturities of available-for-sale securities	-	17,986	16,193	22,980
Maturities of held-to-maturity securities	-	3,938	-	40,078
Purchase of property and equipment	(3,113)	(3,502)	(8,562)	(8,618)
Business acquisition consideration, net of cash acquired	-	-	(5,036)	-
Increase in restricted cash	-	-	(1,000)	-
Purchase of cost method investment	(76)	-	(2,076)	-
Acquired technology rights	-	-	(1,200)	(21)

Net cash (used in) provided by investing activities	(8,187)	6,419	(28,346)	(2,230)

Cash flows from financing activities:
Payments on debt	-	-	(895)	(440)
Proceeds from debt	-	-	-	454
Proceeds from issuance of common stock	7	77	1,447	362
Excess income tax benefit from employee stock-based awards	(234)	-	1,290	-

Net cash (used in) provided by financing activities	(227)	77	1,842	376

Effect of foreign currency exchange rate on cash	(247)	(246)	(188)	(376)
Change in cash and cash equivalents	(4,757)	12,589	(11,614)	(2,879)
Cash and cash equivalents, beginning of period	83,986	66,151	90,843	81,619

Cash and cash equivalents, end of period	$79,229	$78,740	$79,229	$78,740

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company’s comprehensive income or loss is comprised of net income or loss, unrealized gains and losses on securities classified as available-for-sale, and foreign currency translation. Comprehensive income, net of tax, for the three and nine months ended September 30, 2010 was approximately $0.2 million and approximately $3.1 million, respectively, and comprehensive loss, net of tax, for the three and nine months ended September 30, 2009 was approximately $0.6 million and approximately $2.1 million, respectively.

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

No material subsequent events have occurred since September 30, 2010 that require recognition or disclosure in these financial statements.

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

The aggregate purchase price of $5.3 million in cash was comprised of the following components (in thousands):

Cash consideration	$5,230
Contingent consideration	41
Total purchase price	$5,271

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The acquisition also provides for contingent consideration made up of earn-out payments not to exceed AUD $1.4 million ($1.2 million USD) based on BSD’s exceeding gross revenue targets between the acquisition date and December 31, 2015.  The Company has considered the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, and concluded that this contingent consideration will represent additional purchase price.  The Company has recognized this contingent consideration at the acquisition date at its fair value of $41,000.  This fair value was estimated using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 3.  The key assumptions in applying the income approach are the 21% discount rate and the probability-adjusted revenues of BSD.  Subsequent changes in the fair value of this contingent consideration will be recognized in the income statement.  There is an additional payment to one of the previous shareholders of BSD of AUD $91,000 ($78,000 USD) that is payable over two years that will be considered compensation under ASC 805, and therefore, is not included in the purchase price.  This payment could be accelerated if the 2011 earn-out gross revenue target is met.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible assets assumed as of May 24, 2010	$1,371
Intangible assets subject to amortization	1,792
Goodwill	2,108
Total purchase price	$5,271

The Company is in the process of finalizing the calculations of the deferred tax liabilities related to BSD; thus the provisional measurement of net tangible assets assumed and goodwill are subject to change.  If information later becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively through revisions to the net tangible assets assumed assets and resulting goodwill recorded.

Restricted Cash

The Company had $1.0 million and $0 of restricted cash as of September 30, 2010 and December 31, 2009, respectively, representing funds placed in escrow in a Luminex account for the acquisition of BSD.  The Company is holding these funds back from the cash consideration paid to the sellers of BSD for a term of two years.  These funds will be available to compensate the Company for certain losses, damages and other costs as defined in the agreement related to the BSD acquisition.  The Company has recorded a corresponding amount in other long-term liabilities.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Cash and cash equivalents consist of cash deposits and highly liquid investments with original maturities of three months or less when purchased.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are stated at amortized cost, which approximates fair value of these investments.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value on a recurring basis, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.  There are no withdrawal restrictions on these cash and cash equivalents or securities. Marketable securities are recorded as either current or non-current on the balance sheet based on contractual maturity date.  The fair value of all securities is determined by quoted market prices and market interest rates as of the end of the reporting period.  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of September 30, 2010 (in thousands):

	Cost	Gains in Accumulated Other Comprehensive Gain	Losses in Accumulated Other Comprehensive Gain	Estimated Fair Value

Current:
Money Market funds	$50,322	$-	$-	$50,322
Non-government sponsored debt securities	45,846	94	-	45,940
Total current securities	96,168	94	-	96,262

Noncurrent:
Non-government sponsored debt securities	11,041	48	-	11,089
Government sponsored debt securities	2,015	12	-	2,027
Total noncurrent securities	13,056	60	-	13,116

Total available-for-sale securities	$109,224	$154	$-	$109,378

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Available-for-sale securities consisted of the following as of December 31, 2009 (in thousands):

	Cost	Gains in Accumulated Other Comprehensive Gain	Losses in Accumulated Other Comprehensive Gain	Estimated Fair Value

Current:
Money Market funds	$60,299	$-	$-	$60,299
Non-government sponsored debt securities	33,495	19	(5)	33,509
Total current securities	93,794	19	(5)	93,808

Noncurrent:
Non-government sponsored debt securities	18,144	72	(35)	18,181
Government sponsored debt securities	2,035	12	-	2,047
Total noncurrent securities	20,179	84	(35)	20,228

Total available-for-sale securities	$113,973	$103	$(40)	$114,036

There were no proceeds from the sales of available-for-sale securities during the three months ended September 30, 2010 or 2009. Net unrealized holding gains on available-for-sale securities in the amount of $154,000 have been included in accumulated other comprehensive gain as of September 30, 2010.  All of the Company’s available-for-sale securities with gross unrealized losses as of September 30, 2010 and December 31, 2009 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at September 30, 2010 and December 31, 2009, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	September 30, 2010	December 31, 2009
Due in one year or less	$45,940	$33,509
Due after one year through two years	13,116	20,228
	$59,056	$53,737

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$50,322	$-	$-	$50,322
Non-government sponsored debt securities	57,029	-	-	57,029
Government sponsored debt securities	2,027	-	-	2,027

Total	$109,378	$-	$-	$109,378

Amounts included in:
Cash and cash equivalents	$70,319	$-	$-	$70,319
Short-term investments	27,939	-	-	27,939
Long-term investments	11,120	-	-	11,120

Total	$109,378	$-	$-	$109,378

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

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 — INVENTORY, NET

Inventory is stated at the lower of cost or market, with cost determined according to the standard cost method.  Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Parts and supplies	$10,454	$9,499
Work-in-progress	8,441	4,064
Finished goods	5,241	3,961
	$24,136	$17,524

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

On May 24, 2010, the Company completed the acquisition of BSD.  As a result, the Company recorded approximately $2.1 million of goodwill and $1.8 million of other identifiable intangible assets.  The purchase price allocation is preliminary as the Company’s determination of the deferred tax liability assumed is still in progress.     For impairment testing purposes, the Company has assigned all of the BSD goodwill to the ARP segment.  This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Balance at beginning of year	$39,617	$39,617
Acquisition of BSD	2,108	-
Foreign currency translation adjustments	337	-
Balance at end of period	$42,062	$39,617

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Also as a result of the acquisition of BSD, the Company acquired amortizable identifiable intangible assets consisting of developed technology of $825,000, in-process research and development of $583,000, customer relationships and contracts of $152,000, trade name of $193,000, and a non-compete agreement of $39,000.   These will be amortized over their estimated lives of five years for the developed technology, four years for the customer relationships and contracts, two years for the trade name, and seven years for the non-compete agreement.  The in-process research and development will be an indefinite-lived intangible asset until completion or abandonment at which point it will be accounted for as a finite-lived intangible asset or written off if abandoned.  These newly acquired intangible assets are reflected with the Company’s previously acquired intangible assets in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2009
Balance at December 31, 2008	$17,400	$1,100	$-	$-	$18,500
Additions	-	-	-	-	-
Balance at December 31, 2009	17,400	1,100	-	-	18,500
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2008	(3,465)	(134)	-	-	(3,599)
Amortization expense	(1,890)	(73)	-	-	(1,963)
Accumulated amortization balance at December 31, 2009	(5,355)	(207)	-	-	(5,562)
Net balance at December 31, 2009	$12,045	$893	$-	$-	$12,938

Weighted average life (in years)	9	15

2010
Balance at December 31, 2009	$17,400	$1,100	$-	$-	$18,500
Additions due to acquisition of BSD	825	152	232	583	1,792
Foreign currency translation adjustments	143	26	40	101	310
Balance at September 30, 2010	18,368	1,278	272	684	20,602
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2009	(5,355)	(207)	-	-	(5,562)
Amortization expense	(1,483)	(71)	(40)	-	(1,594)
Foreign currency translation adjustments	(10)	(7)	(2)	-	(19)
Accumulated amortization balance at September 30, 2010	(6,848)	(285)	(42)	-	(7,175)
Net balance at September 30, 2010	$11,520	$993	$230	$684	$13,427

Weighted average life (in years)	9	15	4

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated aggregate amortization expense for the next five years and thereafter is as follows (in thousands):

2010 (three months)	$579
2011	2,318
2012	2,250
2013	2,205
2014	2,179
Thereafter	3,212
12,743
IP R&D	684
$13,427

NOTE 6 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(727)	$(609)	$2,032	$(2,287)

Denominator:
Denominator for basic net income (loss) per share - weighted average common stock outstanding	41,131	40,661	40,973	40,515

Effect of dilutive securities: stock options and awards	-	-	1,262	-

Denominator for diluted net income (loss) per share - weighted average shares outstanding - diluted	41,131	40,661	42,235	40,515

Basic net income (loss) per share	$(0.02)	$(0.01)	$0.05	$(0.06)
Diluted net income (loss) per share	$(0.02)	$(0.01)	$0.05	$(0.06)

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately 1.6 million shares for the three months ended September 30, 2010 and 2009 and 0.7 million and 1.6 million shares for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the computations of diluted EPS because the effect of including the RSAs, RSUs, and stock options would have been anti-dilutive.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the nine months ended September 30, 2010 was as follows:

		Weighted
		Average
	Shares	Exercise
Stock Options	(in thousands)	Price
Outstanding at December 31, 2009	2,796	$12.18
Granted	128	16.55
Exercised	(161)	11.35
Cancelled or expired	(78)	21.13
Outstanding at September 31, 2010	2,685	$12.17

The Company had $1.9 million of total unrecognized compensation costs related to stock options at September 30, 2010 that are expected to be recognized over a weighted average period of 2.2 years.

The Company’s restricted share activity for the nine months ended September 30, 2010 was as follows:

		Weighted
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2009	1,101	$15.90
Granted	405	16.54
Vested	(346)	15.12
Cancelled or expired	(51)	15.94
Non-vested at September 30, 2010	1,109	$16.38

	Shares
Restricted Stock Units	(in thousands)
Non-vested at December 31, 2009	545
Granted	330
Vested	(35)
Cancelled or expired	(22)
Non-vested at September 30, 2010	818

As of September 30, 2010, there was $17.8 million and $6.0 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.2 years for the RSAs and 2.1 years for the RSUs.

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenue	$250	$204	$674	$493
Research and development	450	381	1,148	923
Selling, general and administrative	1,619	1,646	5,103	4,401
Stock-based compensation costs reflected in net income (loss)	$2,319	$2,231	$6,925	$5,817

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

Intersegment sales are recorded at fixed prices which approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $2.1 million and $1.6 million for the quarters ending September 30, 2010 and 2009, respectively and $5.3 million and $4.0 million for the nine months ended September 30, 2010 and 2009, respectively have been eliminated upon consolidation.  Following is selected segment information for and as of the periods indicated (in thousands).

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated

Revenues from external customers	$24,593	$9,280	$33,873	$22,031	$7,087	$29,118

Depreciation and amortization	1,205	1,005	$2,210	1,102	1,014	$2,116

Segment profit (loss)	1,246	(1,973)	$(727)	558	(1,167)	$(609)

Segment assets	178,817	80,221	$259,038	147,130	72,885	$220,015

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated

Revenues from external customers	$75,036	$25,331	$100,367	$62,595	$19,881	$82,476

Depreciation and amortization	3,739	2,755	$6,494	3,130	2,865	$5,995

Segment profit (loss)	5,769	(3,737)	$2,032	3,915	(6,202)	$(2,287)

Segment assets	178,817	80,221	$259,038	147,130	72,885	$220,015

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 — ACCRUED WARRANTY COSTS

Sales of certain of the Company's systems are subject to a warranty.  System warranties typically extend for a period of 12 months from the date of installation or no more than 15 months from the date of shipment.  The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data.  The actual warranty expense could differ from the estimates made by the Company based on product performance.  Warranty expenses are evaluated and adjusted periodically.

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2009	$581
Warranty expenses	(711)
Accrual for warranty costs	597
Accrued warranty costs at September 30, 2010	$467

NOTE 10 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the nine months ended September 30, 2010 was 70.5%, excluding amounts recorded for discrete events.  This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full Federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S.; therefore cash taxes to be paid are expected to be in the range of 6-10% of pre-tax book income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S. tax returns dating back to 1996 can still be reviewed by the taxing authorities.   With respect to Canada, tax returns dating back to 2003 can still be reviewed by the authorities.  The Company recorded an increase of $0.3 million to the estimated amount of liability associated with its uncertain tax position in the second quarter.  No other material changes to this liability are expected within the next 12 months.  For the nine months ended September 30, 2010, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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

LUMINEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2009, the FASB updated its revenue recognition guidance, amending the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently evaluating the requirements of this update and does not believe the impact of the adoption of this standard to the Company’s financial position and results of operations will be material.

In October 2009, the FASB updated its software guidance, changing the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible products’ essential functionality are no longer within the scope of the software revenue guidance. In addition, the amendments require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently evaluating the requirements of this update and does not believe the impact of the adoption of this standard to the Company’s financial position and results of operations will be material.

In January 2010, the FASB updated its guidance related to fair value measurements and disclosures. This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement in order to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.  In addition, the FASB clarified the disclosure requirements related to the use of judgment in determining the appropriate classes of assets and liabilities when reporting fair value measurement for each class and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  As the Company only held Level 1 assets, the impact of the adoption of this standard to the Company’s financial position and results of operations was not material.

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

Segment Information

Luminex has two reportable segments. During the second quarter of 2010, the technology segment changed its name to the technology and strategic partnerships (“TSP”) segment, and the assay segment changed its name to the assays and related products (“ARP”) segment.  This was only a name change, and there have been no changes to the historical segment financial information or underlying operational activity other than the acquisition of Bizpac (Australia) Pty. Ltd. (“BSD”).  The TSP segment, which is our base business, consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items. The ARP segment is primarily involved in the development and sale of assays on xMAP technology for use on Luminex’s installed base of systems.

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

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn develop products that incorporate the xMAP technology into products that they sell to end users. Luminex develops and manufactures the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sells these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratories.  As of September 30, 2010, Luminex had approximately 66 strategic partners and these partners have purchased and placed the majority of the cumulative 7,414 xMAP-based multiplexing analyzers shipped. Of the 66 strategic partners, 42 have released commercialized reagent-based products utilizing our technology.

Beginning in 2006, we began developing proprietary xMAP-based assays.  This development was supplemented in 2007 by our acquisition of Tm Bioscience, which we now refer to as Luminex Molecular Diagnostic (“LMD”) and which is included in our ARP segment.  Our ARP segment focuses on the molecular diagnostics market and certain specialty markets.

Luminex has several forms of revenue that result from our business model:

▪	System revenue is generated from the sale of our xMAP multiplexing analyzers and peripherals and BSD laboratory instruments.

▪
Consumable revenue is generated from the sale of our dyed microspheres and sheath fluid.  Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

▪
Royalty revenue is generated when a partner sells our proprietary microspheres to an end user, when a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to a user.  End users can be facilities such as testing labs, development facilities and research facilities that buy prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

▪
Assay revenue is generated from the sale of our kits which are a combination of chemical and biological reagents and our proprietary xMAP bead technology used to perform diagnostic and research assays on samples.

▪
Service revenue is generated when a partner or other owner of a system purchases a service contract from us after the standard warranty has expired or pays us for our time and materials to service instruments.  Service contract revenue is amortized over the life of the contract and the costs associated with those contracts are recognized as incurred.

▪
Other revenue consists of items such as training, shipping, parts sales, license revenue, grant revenue, contract research and development fees, milestone revenue and other items that individually amount to less than 5% of total revenue.

Third Quarter 2010 Highlights

•	Consolidated revenue of $33.9 million for the quarter ended September 30, 2010, representing a 16% increase over revenue for the third quarter of 2009

•
Shipments of 231 multiplexing analyzers that included 41 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 7,414, up 14% from a year ago.  Also included in systems sales are 28 BSD sample handling systems

•	Our partners reported over $87 million of royalty bearing end user sales on xMAP technology for the quarter, a 17% increase over the third quarter of 2009

•	Announced global launch of MAGPIX, an analytical instrument that is capable of performing up to 50 tests on a single sample and providing nearly 5,000 data points in under an hour

•
Launched the xTAG Cystic Fibrosis 60 Kit v2, a new FDA cleared diagnostic test that can simultaneously screen a single blood sample for up to 60 cystic fibrosis-causing genetic mutations in a matter of hours

In July, 2010, we commercially released our new MAGPIX analytical instrument that is capable of performing up to 50 tests on a single sample.  MAGPIX is based on an innovative detection mechanism that uses low-cost, high performing light-emitting diodes (LEDs) and a CCD imaging system, rather than the lasers and flow cytometry-based detection used in our other instruments.  Like other Luminex instruments, MAGPIX can be used to analyze both nucleic acids and proteins, making it applicable in many research settings.  MAGPIX was designed so that assays available on current Luminex instruments that use MagPlex magnetic microspheres will be compatible with MAGPIX.  The MAGPIX instrument was designed to meet the needs of laboratories, academic researchers and scientists, who to date have not been able to take advantage of the power of multiplexing because of resource and space limitations.  The MAGPIX instrument is compact, easy to install out of the box and weighs less than 40 lbs, making it affordable to ship and deploy anywhere in the world and attractive to smaller and lower-volume laboratories and institutions with limited resources and bench space.

We have experienced significant fluctuations in consumable revenue since the third quarter of 2008.  After thorough analysis, we have identified several factors contributing to the fluctuations.  Overall, the fluctuations manifested themselves through changes in activity at varying times from our largest bulk purchasing partners.  From the second quarter of 2009 through the third quarter of 2010, we had quarterly bulk purchases totaling $5.5 million, $4.3 million, $6.4 million, $7.6 million, $7.9 million, and $7.0 million in consumables, respectively.  We believe the fluctuations in bulk purchases can be attributed to several factors including (1) volume fluctuations in bulk purchases from several of our partners as a result of a changes in total consumable needs prior to the regulatory clearance and commercialization phases of development of new products and transitioning product lines; (2) increased attention on inventory management by our partners resulting from changes in the macroeconomic climate and (3) recent revenue increases from improvement in the macroeconomic climate coupled with increased commercialization efforts driving re-stocking by our partners following periods of tightened inventory management.  Even though we experience variability as a result of the factors listed above, the trend of our long-term average of consumable sales, one of our key indicators of performance, indicates a continued growth pattern.  Another indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales during the past several years.

Future Operations

We expect our primary challenges over the next twelve months to be the continued adoption and development of partner products incorporating Luminex technology, the timing effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users, commercialization, regulatory acceptance and market adoption of output from the ARP segment, and the expansion and enhancement of our installed base and leadership position within our identified target market segments.  We anticipate continued revenue concentration in our higher margin items (assays, consumables and royalties) contributing to favorable, but variable, gross margin percentages.  Additionally, we believe that a sustained investment in R&D is necessary in order to meet the needs of our marketplace and provide a sustainable new product pipeline.  We may experience volatility in R&D expenses as a percentage of revenue on a quarterly basis.

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

Management believes there have been no significant changes during the quarter ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 10-K other than the addition of our policy on cost method investments below.

All of our available-for-sale investments and non-marketable securities are subject to a periodic impairment review at least annually.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  As the inputs utilized for our periodic impairment review of the non-marketable securities are not based on observable market data, this cost-method investment is classified within Level 3 of the fair value hierarchy on a non-recurring basis.  To determine the fair value of such an investment, we use all available financial information related to the private company, including information based on recent or pending third-party equity investments in the private company.  Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment.  When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline.  In certain circumstances, our cost-method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.  Dividends and other distributions of earnings from this investment accounted for at cost are included in income when declared. Any gain will be recorded at the time of liquidation of the non-marketable security or other investment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Selected consolidated financial data for the three months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009
Revenue	$33,873	$29,118
Gross profit	$21,862	$18,771
Gross profit margin percentage	65%	64%
Operating expenses	$21,707	$19,283
Income (loss) from operations	$155	$(512)

Total revenue increased by 16% to $33.9 million for the three months ended September 30, 2010 from $29.1 million for the comparable period in 2009. The increase in revenue was primarily attributable to an increase of $3.5 million in consumable and royalty revenue resulting from expansion of the active installed base coupled with continued menu expansion.  Additionally, third quarter 2009 consumable sales represented the fifth quarter of sequential consumable revenue decline resulting from our customers’ increased attention on consumable inventory management driven by economic conditions existing at that time.  We also experienced an increase of $1.7 million in assay revenue in the three months ended September 30, 2010, driven primarily by increased sales of our Cystic Fibrosis (“CF”) and RVP products.  Our RVP sales have continued to increase as a result of our expanded customer base initiated by the 2009 novel influenza H1N1 outbreak.  We sold 231 multiplexing analyzers in the third quarter of 2010, which includes 41 of our new MAGPIX systems as compared to 259 multiplexing analyzers sold for the corresponding prior year period bringing total multiplexing analyzer sales since inception to 7,414 as of September 30, 2010.  Also included in system revenue were sales of BSD sample handling systems.  We experienced a decrease of $1.1 million in system sales in comparison to higher than usual systems sales in the third quarter of 2009 following lower than usual systems sales in the second quarter of 2009.

A breakdown of revenue for the three months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009	Variance	Variance (%)
System sales	$8,085	$9,166	$(1,081)	-12%
Consumable sales	8,633	6,062	2,571	42%
Royalty revenue	5,660	4,699	961	20%
Assay revenue	7,863	6,199	1,664	27%
Service revenue	1,679	1,491	188	13%
Other revenue	1,953	1,501	452	30%
	$33,873	$29,118	$4,755	16%

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 27% of consolidated total revenue in the third quarter of 2010 (14% and 13%, respectively). For comparative purposes, these same two customers accounted for 27% of total revenue (14% and 13%, respectively) in the third quarter of 2009. No other customer accounted for more than 10% of total revenue in this quarter.

Gross profit margin percentage for the three months ended September 30, 2010 increased to 65% from 64% for the comparable period in 2009. The increase in total operating expense dollars from $19.3 million to $21.7 million, but decrease in total operating expenses as a percentage of total revenue from 66% for the third quarter of 2009 to 64% for the third quarter of 2010, illustrates the effect of the leverage inherent in our partnership and distribution business model.  Net operating income increased as a result of the increase in revenue, the maintenance of favorable gross margins, and our success in leveraging our operating expenses.  See additional discussions by segment below.

Technology and Strategic Partnerships (“TSP”) Segment

Selected financial data for our TSP segment for the three months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009
Revenue	$24,593	$22,031
Gross profit	$16,556	$13,767
Gross profit margin percentage	67%	62%
Operating expenses	$14,363	$13,218
Income from operations	$2,193	$549

Revenue. Total revenue for our TSP segment increased by 12% to $24.6 million for the three months ended September 30, 2010 from $22.0 million for the comparable period in 2009. The increase in revenue was primarily attributable to an increase of $3.5 million in consumable and royalty revenue resulting from expansion of the active installed base coupled with continued menu expansion.  Additionally, third quarter 2009 consumable sales represented the fifth quarter of sequential consumable revenue decline resulting  from our customers’ increased attention on consumable inventory management driven by economic conditions existing at that time.  These increases in consumable and royalty revenue are offset by a decrease of $1.5 million in system sales in comparison to higher than usual system sales in the third quarter of 2009 following lower than usual systems sales in the second quarter of 2009.

Three customers accounted for 52% of total TSP segment revenue in the third quarter of 2010 (19%, 19%, and 14%, respectively). For comparative purposes, these same three customers accounted for 45% of total TSP segment revenue (19%, 17%, and less than 10%, respectively) in the third quarter of 2009.

A breakdown of revenue in the TSP segment for the three months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009	Variance	Variance (%)
System sales	$6,967	$8,501	$(1,534)	-18%
Consumable sales	8,607	6,052	2,555	42%
Royalty revenue	5,660	4,699	961	20%
Service revenue	1,553	1,419	134	9%
Other revenue	1,806	1,360	446	33%
	$24,593	$22,031	$2,562	12%

System and peripheral component sales decreased by 18% to $7.0 million for the three months ended September 30, 2010 from $8.5 million for the comparable period of 2009.  The TSP segment sold 228 of the 231 total multiplexing analyzer sales, which includes 41 of our new MAGPIX systems, in the three months ended September 30, 2010 as compared to 243 multiplexing analyzers in the same prior year period. The decrease in system revenue is the result of the decrease in the total number of systems sold compared to higher than usual systems sales in the third quarter of 2009 following lower than usual system sales in the second quarter of 2009 and the mix of systems sold as the average selling price varies for each platform. For the three months ended September 30, 2010, five of our partners accounted for 208, or 88% of total TSP segment multiplexing analyzer sales for the period.  The top five partners accounted for 194, or 77%, of total TSP segment system sales in the three months ended September 30, 2009.

Consumable sales, comprised of microspheres and sheath fluid, increased 42% to $8.6 million for the three months ended September 30, 2010 from $6.1 million for the three months ended September 30, 2009.  The increase in revenue was primarily attributable to the expansion of the active installed base and an increase in bulk purchases due to increased commercial activity by our partners.  Additionally, third quarter 2009 consumable sales represented the fifth quarter of sequential consumable revenue decline resulting from our customers’ increased attention on consumable inventory management driven by economic conditions existing at that time.   A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended September 30, 2010, we had 17 bulk purchases of consumables totaling approximately $7.0 million as compared with 13 bulk purchases totaling approximately $4.3 million in the three months ended September 30, 2009. Partners who reported royalty bearing sales accounted for $6.5 million, or 76%, of total consumable sales for the three months ended September 30, 2010.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 20% to $5.7 million for the three months ended September 30, 2010 compared with $4.7 million for the three months ended September 30, 2009. We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended September 30, 2010, we had 38 commercial partners submitting royalties as compared to 30 for the three months ended September 30, 2009. One of our partners reported royalties totaling approximately $2.1 million or 38% of total royalties for the current quarter compared to $1.7 million or 36% for the quarter ended September 30, 2009. Two other customers reported royalties totaling approximately $1.4 million or 25% of total TSP segment revenue (13% and 12%, respectively) for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. For comparative purposes, these same two customers accounted for approximately $1.2 million or 25% (14% and 11%, respectively) of total TSP royalty revenue in the third quarter of 2009.  Total royalty bearing sales reported to us by our partners were over $87 million for the quarter ended September 30, 2010 compared with over $74 million for the quarter ended September 30, 2009.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 9% to $1.6 million for the third quarter of 2010 from $1.4 million for the third quarter of 2009. This increase is attributable to both an expansion of units available for service and additional resources allocated to the sale of extended service agreements resulting in increased penetration of the expanded installed base. At September 30, 2010 and 2009, we had 1,232 and 1,053 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, increased by 33% to $1.8 million for the three months ended September 30, 2010 from $1.4 million for the three months ended September 30, 2009. This increase is primarily the result of an increase in miscellaneous part sales of $504,000, offset by a decrease in grant revenue of $76,000.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the TSP segment increased to 67% for the three months ended September 30, 2010 compared to 62% for the three months ended September 30, 2009.  Gross profit for the TSP segment increased to $16.6 million for the three months ended September 30, 2010, as compared to $13.8 million for the three months ended September 30, 2009. The increase in gross profit was attributable to the overall increase in revenue and an increase in gross profit margins due to the increased percentage of our higher margin revenue items.  Consumables and royalties, two of our higher margin items, comprised $14.3 million, or 58%, of TSP segment revenue for the current quarter and $10.8 million, or 49%, of TSP segment revenue for the quarter ended September 30, 2009.

Research and development expense. Research and development expenses for the TSP segment decreased to $2.6 million, or 10%, of TSP segment revenue for the three months ended September 30, 2010 from $3.1 million, or 14%, for the comparable period in 2009.  The decrease was primarily attributable to a decrease in engineering materials and supplies as well as expenses related to the hiring of our Vice President of Systems R&D included in the third quarter of 2009.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $11.8 million for the three months ended September 30, 2010 from $10.1 million for the comparable period in 2009.  The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in selling, general, and administrative employees and contract employees of the TSP segment to 153 at September 30, 2010 from 111 at September 30, 2009.  The additional employees include employees added in our recent expansions into the People’s Republic of China and Japan which increase our international support, service and marketing capabilities as well as expansion domestically to support our global initiatives.  Additional marketing expenses related to the global launch of our new MAGPIX system were also included in the third quarter of 2010.  As a percentage of revenue, selling, general, and administrative expenses were 48% for the three months ended September 30, 2010 compared to 46% for the three months ended September 30, 2009.

Assays and Related Products (“ARP”) Segment

Selected financial data for our ARP segment for the three months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009
Revenue	$9,280	$7,087
Gross profit	$5,306	$5,004
Gross profit margin percentage	57%	71%
Operating expenses	$7,344	$6,065
Loss from operations	$(2,038)	$(1,061)

A breakdown of revenue in the ARP segment for the three months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009	Variance	Variance (%)
System sales	$1,118	$665	$453	68%
Consumable sales	26	10	16	160%
Assay revenue	7,863	6,199	1,664	27%
Service revenue	126	72	54	75%
Other revenue	147	141	6	4%
	$9,280	$7,087	$2,193	31%

Revenue. Total revenue for our ARP segment increased by 31% to $9.3 million for the three months ended September 30, 2010 from $7.1 million for the comparable period in 2009. The increase in revenue was predominantly attributable to an increase in assay revenue, driven primarily by increased sales of our RVP and CF products.  In addition, revenue from the sale of 28 BSD sample handling systems in the third quarter of 2010 has been included in the ARP segment.  Our top two product categories in the current quarter were CF and RVP, which represented approximately 88% of total assay revenue. The top three customers, by revenue, accounted for 65% of total ARP segment revenue (34%, 17%, and 14%, respectively) for the three months ended September 30, 2010 compared to 67% (36%, 18%, and 13%, respectively) for the three months ended September 30, 2009. No other customer accounted for more than 10% of total ARP segment revenue. During the three months ended September 30, 2010, our ARP segment sold three multiplexing analyzers and 28 BSD sample handling systems. Other revenue includes shipping revenue and training revenue.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the ARP segment decreased to 57% for the three months ended September 30, 2010 from 71% for the three months ended September 30, 2009. Gross profit for the ARP segment increased to $5.3 million for the three months ended September 30, 2010, as compared to $5.0 million for the three months ended September 30, 2009.  The decrease in gross profit margin percentage was primarily attributable to the inclusion of enzymes in several of our assay products resulting in an increase in cost of goods sold which has a dilutive effective on our gross margins for such products and higher than usual inventory write downs in the third quarter of 2010 related to slower than anticipated transitions by our customers to new versions of two of our CF products.

Research and development expense. Research and development expenses for our ARP segment were $3.2 million, or 35% of ARP segment revenue, and $2.5 million, or 36% or ARP segment revenue, for the three months ended September 30, 2010 and 2009, respectively. The increase in research and development expenses was primarily due to an increased focus on moving products through our product pipeline towards commercial launch and increased product development activity resulting in an increase in research and development employees of the ARP segment to 71 at September 30, 2010 from 57 at September 30, 2009.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $4.1 million, or 44% of ARP segment revenue, for the three months ended September 30, 2010 compared to $3.5 million, of 50% of ARP segment revenue, for the three months ended September 30, 2010 and 2009.  The increase in selling, general, and administrative expenses is primarily due to the addition of BSD, which was acquired in May of 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Selected consolidated financial data for the nine months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Revenue	$100,367	$82,476
Gross profit	$67,798	$55,639
Gross profit margin percentage	68%	67%
Operating expenses	$61,630	$53,538
Income from operations	$6,168	$2,101

Total revenue increased by 22% to $100.4 million for the nine months ended September 30, 2010 from $82.5 million for the comparable period in 2009. The increase in revenue was primarily attributable to an increase of $10.6 million in consumable and royalty revenue in the TSP segment resulting from expansion of the active installed base coupled with continued menu expansion.  Additionally, consumable sales for the nine months ended September 30, 2009 were low resulting from our customers’ increased attention on consumable inventory management driven by economic conditions existing at that time.  We also experienced an increase of $4.8 million in our assay revenue in the ARP segment, driven primarily by increased sales of our CF and RVP products.  Our RVP sales have continued to increase as a result of our expanded customer base initiated by the 2009 novel influenza H1N1 outbreak.  We sold 647 multiplexing analyzers in the first three quarters of 2010 compared to 620 multiplexing analyzers for the corresponding prior year period bringing total multiplexing analyzer sales since inception to 7,414 as of September 30, 2010.

A breakdown of revenue for the nine months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009	Variance	Variance (%)
System sales	$22,680	$21,404	$1,276	6%
Consumable sales	28,150	20,347	7,803	38%
Royalty revenue	16,370	13,524	2,846	21%
Assay revenue	22,962	18,164	4,798	26%
Service revenue	4,886	4,347	539	12%
Other revenue	5,319	4,690	629	13%
	$100,367	$82,476	$17,891	22%

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 27% of consolidated total revenue in the nine months ended September 30, 2010 (15% and 12%, respectively). For comparative purposes, these same two customers accounted for 29% of total revenue (17% and 12%, respectively) in the nine months ended September 30, 2009. No other customer accounted for more than 10% of total revenue in the nine months ended September 30, 2010.

Gross profit margin percentage increased to 68% for the nine months ended September 30, 2010 compared to 67% for the nine months ended September 30, 2009. The increase in total operating expense dollars from $53.5 million to $61.6 million, but decrease in total operating expenses as a percentage of total revenue from 65% for the nine months ended September 30, 2009 to 61% for the nine months ended September 30, 2010, illustrates the effect of the leverage inherent in our partnership and distribution business model. Net operating income increased as a result of the increase in revenue, the maintenance of favorable gross margins, and our success in leveraging our operating expenses.  See additional discussions by segment below.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the nine months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Revenue	$75,036	$62,595
Gross profit	$51,735	$41,308
Gross profit margin percentage	69%	66%
Operating expenses	$41,630	$35,855
Income from operations	$10,105	$5,453

Revenue. Total revenue for our TSP segment increased by 20% to $75.0 million for the nine months ended September 30, 2010 from $62.6 million for the comparable period in 2009. The increase in revenue was primarily attributable to an increase in consumable and royalty revenue of $10.6 million resulting from expansion of the active installed base coupled with continued menu expansion.  Additionally, we experienced low consumable sales in the nine months ended September 30, 2009 resulting from our customers’ increased attention on consumable inventory management driven by economic conditions existing at that time.  Three customers accounted for 48% of total TSP segment revenue in the nine months ended September 30, 2010 (20%, 16%, and 12%, respectively). For comparative purposes, these same three customers accounted for 45% of total TSP segment revenue (22%, 15%, and less than 10%, respectively) in the nine months ended September 30, 2009.

A breakdown of revenue in the TSP segment for the nine months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009	Variance	Variance (%)
System sales	$21,139	$20,231	$908	4%
Consumable sales	28,073	20,302	7,771	38%
Royalty revenue	16,370	13,524	2,846	21%
Service revenue	4,551	4,144	407	10%
Other revenue	4,903	4,394	509	12%
	$75,036	$62,595	$12,441	20%

System and peripheral component sales increased by 4% to $21.1 million for the nine months ended September 30, 2010 from $20.2 million for the comparable period of 2009. The TSP segment sold 637 of the 647 total multiplexing analyzer sales in the nine months ended September 30, 2010. For the nine months ended September 30, 2010, five of our partners accounted for 519, or 76%, of total TSP segment system sales for the period. The top five partners accounted for 400, or 61%, of total TSP segment system sales in the nine months ended September 30, 2009.

Consumable sales increased 38% to $28.1 million for the nine months ended September 30, 2010 from $20.3 million for the nine months ended September 30, 2009. This is primarily the result of an increase in bulk purchases due to increased commercial activity by our partners.  During the nine months ended September 30, 2010, we had 48 bulk purchases of consumables totaling approximately $22.5 million as compared with 37 bulk purchases totaling approximately $15.8 million in the nine months ended September 30, 2009. Partners who reported royalty bearing sales accounted for $21.2 million, or 75% of total consumable sales for the nine months ended September 30, 2010.

Royalty revenue increased by 21% to $16.4 million for the nine months ended September 30, 2010 compared with $13.5 million for the nine months ended September 30, 2009. We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners.  For the nine months ended September 30, 2010, we had 42 commercial partners submitting royalties as compared to 39 for the nine months ended September 30, 2009. One of our partners reported royalties totaling approximately $5.6 million or 34% of total royalties for the nine months ended September 30, 2010 compared to $4.6 million or 34% for the nine months ended September 30, 2009. Two other customers reported royalties totaling approximately $4.0 million or 13% and 11% of total royalties, respectively, for the nine months ended September 30, 2010. No other customer accounted for more than 10% of total royalty revenue for the nine months ended September 30, 2010. Total royalty bearing sales reported to us by our partners were over $245 million for the nine months ended September 30, 2010 compared with over $206 million for the nine months ended September 30, 2009.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 10% to $4.6 million for the nine months ended September 30, 2010 from $4.1 million for the nine months ended September 30, 2009. This increase is attributable to both an expansion of units available for service and additional resources allocated to the sale of extended service agreements resulting in increased penetration of the expanded installed base. At September 30, 2010 and 2009, we had 1,232 and 1,053 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, increased by 12% to $4.9 million for the nine months ended September 30, 2010 from $4.4 million for the nine months ended September 30, 2009. This increase is primarily the result of an increase in miscellaneous part sales of $1.0 million, offset by a decrease in grant revenue of $516,000.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the TSP segment increased to 69% for the nine months ended September 30, 2010 compared to 66% for the nine months ended September 30, 2009. Gross profit for the TSP segment increased to $51.7 million for the nine months ended September 30, 2010, as compared to $41.3 million for the nine months ended September 30, 2009. The increase in gross profit was attributable to the overall increase in revenue coupled with the increase in gross profit margins.  Consumables and royalties, two of our higher margin items, comprised $44.4 million, or 59%, of TSP segment revenue for the nine months ended September 30, 2010 and $33.8 million, or 54%, of TSP segment revenue for the nine months ended September 30, 2009.

Research and development expense. Research and development expense in absolute dollars for the TSP segment remained consistent at $8.0 million for the nine months ended September 30, 2010 and 2009, but research and development expense as a percentage of TSP segment revenue decreased to 11% for the nine months ended September 30, 2010 from 13% for the comparable period in 2009.  We experienced increases in personnel costs related to the hiring of our Vice President of Systems R&D in the third quarter of 2009, which contributed to personnel costs for the entire nine months ended September 30, 2010 compared to only a portion of the third quarter of 2009, offset by a decrease in direct material costs related to purchases made in the prior year related to the development of our MAGPIX system.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $33.6 million for the nine months ended September 30, 2010 from $27.9 million for the comparable period in 2009.  The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in selling, general, and administrative employees and contract employees of the TSP segment to 153 at September 30, 2010 from 111 at September 30, 2009.  The additional employees include employees added in our recent expansions into the People’s Republic of China and Japan which increase our international support, service and marketing capabilities as well as expansion domestically to support our global initiatives.  As a percentage of revenue, selling, general, and administrative expenses were 45% for the nine months ended September 30, 2010 compared to 44% for the nine months ended September 30, 2009.

Assays and Related Products Segment

Selected financial data for our ARP segment for the nine months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Revenue	$25,331	$19,881
Gross profit	$16,063	$14,331
Gross profit margin percentage	63%	72%
Operating expenses	$20,000	$17,683
Loss from operations	$(3,937)	$(3,352)

A breakdown of revenue in the ARP segment for the nine months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009	Variance	Variance (%)
System sales	$1,541	$1,173	$368	31%
Consumable sales	77	45	32	71%
Assay revenue	22,962	18,164	4,798	26%
Service revenue	335	203	132	65%
Other revenue	416	296	120	41%
	$25,331	$19,881	$5,450	27%

Revenue. Total revenue for our ARP segment increased by 27% to $25.3 million for the nine months ended September 30, 2010 from $19.9 million for the comparable period in 2009. The increase in revenue was predominantly attributable to an increase in assay revenue, driven primarily by increased sales of our CF and RVP products. BSD Revenue from May 24, 2010, the date of acquisition, to September 30, 2010 has been included in the ARP segment.  Our top two product categories were CF and RVP, which represented over 88% and 85% of total assay revenue in the nine months ended September 30, 2010 and 2009, respectively. The top five customers, by revenue, accounted for 79% of total ARP segment revenue for the nine months ended September 30, 2010 compared to 76% for the nine months ended September 30, 2009.  In particular, four customers accounted for 74% of total ARP segment revenue (31%, 18%, 13%, and 12% respectively) for the nine months ended September 30, 2010. For comparative purposes, four customers accounted for 69% of total ARP segment revenue (28%, 17%, 15% and less than 10%, respectively) for the nine months ended September 30, 2009. No other customer accounted for more than 10% of total ARP segment revenue. During the nine months ended September 30, 2010, our ARP segment sold 10 multiplexing analyzers and 33 BSD sample handling systems.  Other revenue includes shipping revenue and training revenue.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the ARP segment decreased to 63% for the nine months ended September 30, 2010 from 72% for the nine months ended September 30, 2009. Gross profit for the ARP segment increased to $16.1 million for the nine months ended September 30, 2010, as compared to $14.3 million for the nine months ended September 30, 2009.  The decrease in gross profit margin percentage was primarily attributable to the inclusion of enzymes in several of our assay products resulting in an increase in cost of goods sold which has a dilutive effective on our gross margins for such products, changes in revenue mix between our higher and lower gross margin items, intercompany eliminations which fluctuate depending upon the timing of sales of inventory purchased in prior periods, and to higher than usual inventory write downs in the third quarter of 2010 related to slower than anticipated transitions by our customers to new versions of two of our CF products.

Research and development expense. Research and development expenses for our ARP segment were $8.6 million, or 34% of ARP segment revenue, and $7.2 million, or 36% of ARP segment revenue for the nine months ended September 30, 2010 and 2009, respectively. The increase in research and development expenses was primarily due to increased product development activity and additional personnel costs associated with the increase in research and development employees of the ARP segment to 71 at September 30, 2010 from 57 at September 30, 2009.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $11.4 million, or 45% of ARP segment revenue, and $10.4 million, or 53% of ARP segment revenue, for the nine months ended September 30, 2010 and 2009, respectively.  The overall increase in selling, general, and administrative expenses is primarily due to increased management and support activity resulting from an expansion of our assay development activities and pipeline as well as the addition of BSD expenses, offset by a decrease related to the prior year payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR product line.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2010	2009
	(in thousands)

Cash and cash equivalents	$79,229	$90,843
Short-term investments	27,939	8,511
Long-term investments	11,120	20,228
	$118,288	$119,582

At September 30, 2010, we held cash and cash equivalents, short-term investments, and long-term investments of $118.3 million and had working capital of $138.5 million. At December 31, 2009, we held cash and cash equivalents, short-term investments, and long-term investments of $119.6 million and had working capital of $122.4 million.  The decrease in cash, cash equivalents and long-term investments in the nine months ended September 30, 2010 is primarily attributable to our strategic investments in BSD, another private company, and technology rights of $8.3 million and capital expenditures of $8.6 million, offset by operating cash flows of $15.1 million.

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

Our operating expenses during the three months ended September 30, 2010 were $21.7 million, of which $5.8 million was research and development expense and $15.9 million was selling, general and administrative expense, including the amortization of acquired intangibles. We expect research and development expense as a percent of revenue to be between 16% and 18% of total revenue for 2010. While research and development expense as a percentage of revenue is expected to decrease long term, we expect the absolute dollars of research and development expense to scale with our revenue growth as a result of our intent to invest in the research and development pipeline to support our strategy and expanded focus on product and platform development.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2010.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) signing of partnership agreements which include significant up front license fees and (iv) signing of strategic investment or acquisition agreements requiring significant cash consideration.  See also the “Safe Harbor Cautionary Statement” of this report and the Risk Factors in this report and in our 2009 10-K.

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

Contractual Obligations

As of September 30, 2010, we had approximately $14.8 million in non-cancelable obligations for the following 12 months. These obligations are included in our estimated cash usage described below. The following table reflects our total current non-cancelable obligations by period as of September 30, 2010 (in thousands):

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Non-cancelable rental obligations	$10,973	$2,797	$5,001	$3,175	$-
Non-cancelable purchase obligations (1)	$14,617	11,051	780	1,088	1,698
Long-term debt obligations (2)	$4,651	966	2,552	1,133	-
Capital lease obligations	$1	1	-	-	-

Total (3)	$30,242	$14,815	$8,333	$5,396	$1,698

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

LMD has agreed to repay the TPC funding through a royalty on revenues.  Royalty payments commenced in 2007 at a rate of 1% of total revenue and at a rate of 2.5% for 2008 and thereafter.  Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier.  The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date.  Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated.  Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement,” and the Risk Factors in our 2009 10-K.  Furthermore, payment reflected in U.S. Dollars is subject to adjustment based upon applicable exchange rates as of the reporting date.  The amounts shown in the table above represent our estimated repayment amounts based on projected sales for the periods presented.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at September 30, 2010, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authorities. Therefore, $1.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.  See Note 10 to the Condensed Consolidated Financial Statements for a discussion on income taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 10% fluctuation from average investment returns at September 30, 2010 would yield less than a 1% variance in overall investment return.  We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of September 30, 2010, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Australian dollar, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an impact of approximately $485,000. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $12,000 was included in determining our consolidated results for the quarter ended September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our 2009 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in our 2009 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the third quarter of 2010 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share (1) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/10 - 07/31/10	6,115	16.07	-	-
08/01/10 - 08/31/10	16,693	16.26	-	-
09/01/10 - 09/30/10	107	15.39	-	-
Total Third Quarter	22,915	16.21	-	-
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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.