Form 10-K
period 2010-12-31
LUMINEX CORP
filed 2011-02-25
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGT0N, D.C. 20549
_______________

FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010 or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No. 000-30109
_______________

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No []
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]
    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer[ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [ ]   No [X]
Based on the closing sale price of common stock on The NASDAQ Global Market on June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $604,885,485 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates”.
There were 41,317,614 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on February 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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

•
concentration of our revenue in a limited number of strategic partners, some of which may be experiencing decreased demand for their products utilizing or incorporating our technology, budget or finance constraints in the current economic environment, or periodic variability in their purchasing patterns or practices;

•
the impact of the ongoing uncertainty in U.S. and global finance markets and changes in government funding, including its effects on the capital spending policies of our partners and end users and their ability to finance purchases of our products;

•
fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, fluctuations in bulk purchases of consumables, fluctuations in product mix, and the seasonal nature of some of our assay products;

•	our ability to obtain and enforce intellectual property protections on our products and technologies;

•	reliance on third party distributors for distribution of specific assay products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	potential shortages, or increases in costs, of components or other disruptions to our manufacturing operations;

•	competition;

•	our ability to successfully launch new products;

•	the timing of and process for regulatory approvals;

•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us;

•	risks relating to our foreign operations; and

•
risks and uncertainties associated with implementing our acquisition strategy, including our ability to obtain financing, our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to recognize the benefits of our acquisitions.

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

_____________

Luminex®, xMAP®, xTAG®, Luminex® 100™, Luminex® 200™, Luminex® XYP™, Luminex® SD™, Luminex HTSTM, FLEXMAP 3D®, MicroPlex®, MAGPIX®, MagPlex®, SeroMAP™, xPONENT®, and FlexmiR® are trademarks of Luminex Corporation. This report also refers to trademarks, service marks and trade names of other organizations.

PART I

ITEM 1. BUSINESS

Overview

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries.  These industries depend on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.  Our xMAP® (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, light emitting diodes (LEDs), digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  Our business is currently organized into two reportable segments: the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  Our products are described below under “Products.”

The TSP segment was built around strategic partnerships. As of December 31, 2010, we had approximately 64 strategic partners, 43 of which have developed reagent-based products utilizing our technology. Luminex and these partners have sold approximately 7,700 xMAP-based instruments in laboratories worldwide as of December 31, 2010. We license our xMAP technology to our partners, who then develop products that incorporate the xMAP technology into products that they sell to end users. We also develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. When our partners sell xMAP-based reagent consumable products or xMAP-based testing services, which run on the xMAP instrumentation, to end users, such as testing laboratories, we obtain a royalty on the sales from the partner.  Luminex was founded on this model, and much of our success to date has been due to this model.

The ARP segment is primarily involved in the development and sale of assays utilizing xMAP technology on our installed base of systems.  It augments our partnership model with a distribution model, designed to take advantage of our increasing installed base of xMAP-based instrumentation.  The ARP segment is primarily focused on multiplexed applications for the human molecular clinical diagnostics market. Our ARP segment products are currently focused on the three segments of the genetic testing market: human genetics, personalized medicine and infectious disease. We have established a solid position in the marketplace with our product development and FDA-compliant manufacturing capabilities.

In May 2010, we completed the acquisition of 100% of the outstanding shares of Bizpac (Australia) Pty. Ltd. (“BSD”), an Australia-based manufacturer and wholesaler of laboratory instruments.  This acquisition was undertaken to provide Luminex access to new technology and products, an innovative development team, and an established presence in important strategic markets.  BSD specializes in automation and robotics in the field of dry sample preparation. The former privately held company, which was founded in 1991, is headquartered in Brisbane, Queensland, Australia.  BSD has established positions in the worldwide newborn screening, forensics, human identification and several molecular diagnostics markets.

We have established a leading position in several segments of the life sciences industry by developing and delivering products that meet customer and partner needs in specific market segments, including multiplexing, accuracy, precision, sensitivity, specificity, reduction of labor and ability to test for proteins and nucleic acids. These needs are addressed by our proprietary technology, which allows the end user in a laboratory to perform biological testing in a multiplexed format. Multiplexing allows for many different laboratory results to be generated from one sample at one time. This is important because our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology such as xMAP, the laboratory professional had to perform one test on one sample in a sequential manner, and if additional testing was required on that sample, a second procedure would be performed to generate the second result, and so on until all the necessary tests were performed. By using xMAP technology, these end users have the opportunity to become more efficient by generating multiple simultaneous results per sample. We believe that this technology may also offer advantages in other industries, such as the food safety/animal health, newborn screening and bio-defense/bio-threat markets. Using the products Luminex has available today, up to 500 simultaneous analyte results can be generated from a single sample.

Luminex was incorporated under the laws of the State of Texas in May 1995, and we began commercial production of our Luminex 100 System in 1999. We were reincorporated in the State of Delaware in July 2000. We introduced our first two assay products in late 2006.  Our shares of common stock are traded on the Nasdaq Global Market under the symbol “LMNX.”  Our principal executive offices are located at 12212 Technology Blvd., Austin, Texas 78727, and our telephone number is (512) 219-8020.   Our website address is www.luminexcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC.  Information contained or accessible on our website is not incorporated by reference into this report and such information should not be considered to be part of this report except as expressly incorporated herein.  The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s website at HUhttp://www.sec.govUH.  The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Questions regarding the public reference room may be directed to the SEC at 1-800-732-0330.

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

The table below briefly describes the key bioassay technologies in the life sciences industry:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED

BioChips/Microarrays	High-density arrays of DNA fragments or proteins attached to a flat glass or silicon surface	Biomedical research and clinical diagnostics

Sequencing	Instruments which “read” the nucleotide sequence of DNA or RNA by a variety of methods	Biomedical research and clinical diagnostics

Automated Immunoassays	Automated test tube-based instruments used for detecting antibodies, proteins and other analytes	Clinical diagnostics

Gels and blots	Physical separation of molecules or analytes for visualization	Biomedical research and clinical diagnostics

PCR methods	Tests which use polymerase chain reaction (PCR) technology to test DNA and ribonucleic acid (RNA)	Nucleic acid testing in clinical diagnostics and biomedical research

Microfluidics chips	Miniaturized liquid handling system on a chip	Biomedical research and clinical diagnostics

Microtiter-plate based assays	Plastic trays with discrete wells in which different types of assays are performed, usually Enzyme-Linked Immuno-Sorbent Assay (ELISA) tests	Drug discovery, clinical diagnostics and biomedical research

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

Our xMAP Technology

Our xMAP technology combines existing biological testing techniques with advanced digital signal processing and proprietary software. With our technology, discrete bioassays are performed on the surface of color-coded microspheres. These microspheres are read in a compact analyzer that utilizes lasers, or LEDs, and high-speed digital signal processing to simultaneously identify the bioassay and measure the individual assay results. The key features of xMAP technology include the following:

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

-	Both protein and nucleic acid applications on a single platform

xMAP technology has an advantage due to its ability to analyze both proteins and nucleic acids.  This allows customers to utilize a single platform to evaluate samples across more biological parameters and generate a more complete assessment of these samples.  Alternative technologies are typically restricted to either proteins or nucleic acid, requiring customers to use two or more technologies from other vendors to get the same information.

-	High throughput

Our technology can perform up to 500 tests in a single well permitting up to 96,000 unattended tests to be detected in approximately one hour with only a small amount of sample.  Rapid sample analysis permits efficient use for high-throughput applications.

-	Ease of use

Most xMAP bioassays are simple to perform. A test sample is added to a solution containing microspheres that have been coated with reagents. The solution is then processed through our xMAP technology system which incorporates proprietary software to automate data acquisition and analysis in real-time.

-	Cost effective

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

To perform a bioassay using xMAP technology on our flow cytometry platforms, a researcher attaches biochemicals, or reagents, to one or more sets of color-coded microspheres, which are then mixed with a test sample. This mixture is injected into the xMAP analyzer such as the Luminex 200 instrument, or LX200, where the microspheres pass single-file in a fluid stream through two laser beams. The first laser excites the internal dyes that are used to identify the color of the microsphere and the test being performed on the surface of the microsphere. The second laser excites a fluorescent dye captured on the surface of the microspheres that is used to quantify the result of the bioassay taking place. Our proprietary optics, digital signal processors and software record the fluorescent signature of each microsphere and compare the results to the known identity of that color-coded microsphere set. The results are analyzed and displayed in real-time with data stored on the computer database for reference, evaluation and analysis.

We have an active product development pipeline of both instrument systems and assays. Our FLEXMAP 3D® instrument was market released in June 2009.  The FLEXMAP 3D system has twice the throughput of our LX 200 instrument and will detect, via multiplexing, up to 500 distinct biomarkers simultaneously in a single assay. This is a five fold increase in multiplexing capability over our LX200 instrument. The FLEXMAP 3D system, with these enhanced capabilities, will support our market expansion into new testing segments in both research and clinical testing markets in which high-throughput and/or high-multiplexing are key customer requirements.

In July 2010, we commercially released our new MAGPIX instrument that is capable of performing up to 50 tests on a single sample.  MAGPIX is based on an innovative detection mechanism that uses low-cost, high performing light-emitting diodes and a charge coupled device, or CCD, imaging system, rather than the lasers and detection mechanisms used in our flow cytometry-based instruments.  Like other Luminex instruments, MAGPIX can be used to analyze both nucleic acids and proteins, making it applicable in many research settings.  MAGPIX was designed so that assays available on current Luminex instruments that use MagPlex magnetic microspheres will be compatible with MAGPIX.  The MAGPIX instrument was designed to meet the needs of laboratories, academic researchers and scientists, who to date have not been able to take advantage of the power of multiplexing because of resource and space limitations.  The MAGPIX instrument is compact, easy for users to install and weighs less than 40 lbs, making it affordable to ship and deploy anywhere in the world and attractive to smaller and lower-volume laboratories and institutions with limited resources and bench space.

Our xTAG Technology

Our xTAG® technology, developed by the ARP segment, consists of several components including multiplexed PCR or target identification primers, DNA Tags, xMAP microspheres, and data analysis software.  xTAG technology permits the development of molecular diagnostic assays for clinical use by hospital and reference laboratories.  xTAG technology has been applied, in particular, to human genetic assays, pharmacogenetic assays, and infectious disease assays.

We have multiple assay development activities ongoing in the ARP segment. The ARP segment has assay development programs focused in the areas of human genetics, pharmacogenetics, infectious disease, newborn screening, custom gene expression assays, agricultural testing, and bio-threat.  In 2011, we have plans to submit certain assay products to regulatory authorities for clearance in order to comply with established guidelines across the jurisdictions in which we participate.

Business Strategy

Our company’s focus continues to be the establishment of Luminex as an industry leader and xMAP technology as the industry standard for performing bioassays by transforming Luminex from a technology-based company to a market-driven, customer-focused company. To achieve this objective, we have implemented and are pursuing the following strategies:

-	Focus on key market segments

We have identified the following key market segments: (i) life sciences research profile oriented screening and secondary screening, (ii) life sciences research RNA profiling and transcriptional screening, (iii) molecular infectious disease testing, and (iv) immunodiagnostics. In addition to the segments listed above, we have identified other potential market opportunities in the applied markets such as bio-defense, or bio-threat testing, and food safety and animal health testing. We will continue to employ both a partnership driven business model focused on selected key segments and a product driven business model in other key segments, working with distributors.

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

-	Continue to develop strategic partnerships focused on our key market segments

Currently, 43 of our 64 strategic partners have developed reagent-based products utilizing the Luminex platform and are submitting royalties.  We also have strategic partners who distribute Luminex products.  During 2010, the 43 strategic partners who have commercialized reagent-based products accounted for approximately 66% of our total revenue and all of our strategic partners represented approximately 82% of our total revenue. We intend to broaden and accelerate market acceptance of xMAP technology through development, marketing and distribution partnerships with leaders in the life sciences industry. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base.  Furthermore, our partners’ investments in research and development for xMAP applications provide Luminex users with more menu options than we can presently generate ourselves.

-	Develop and deliver market-leading assay products

We are focused on maximizing the value we provide our stockholders, partners and end user customers by developing internally and co-developing with partners content applications based on customers’ needs in key market segments. We believe that by enhancing both our partner driven model and our direct efforts with the delivery of value-added assay content, Luminex can gain greater control over product development, market penetration and commercialization thereby realizing a larger percentage of end-user sales revenue and generating incremental gross profit.

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

-	Opportunistically pursue acquisitions that could accelerate these strategies

We have developed analytical tools and an evaluation template to assess potential acquisition targets to accelerate our business strategies in the key markets described above. This approach led to the acquisition of Tm Bioscience in 2007 and the acquisition of BSD on May 24, 2010. We actively evaluate opportunities to enhance our capabilities or our access to targeted markets or technologies, or provide us other advantages in executing our business strategies in our key markets.

Products

TSP Segment

Instruments

Luminex® LX 100/200™ (LX Systems). The LX Systems are compact analyzers that integrate fluidics, optics and digital signal processing to perform up to 100 bioassays simultaneously in a single tube or well of a microtiter plate using only a small amount of sample. By combining semiconductor lasers with digital signal processors and microcontrollers, these systems perform rapid, multi-analyte profiles under the control of a Windows®-based personal computer and our proprietary software.

FLEXMAP 3D®.  The FLEXMAP 3D system is intended for use as a general laboratory instrument in markets, including but not limited to, life science research and diagnostics. This device can simultaneously measure up to 500 analytes from a single sample and offers increased speed and enhanced ease-of-use and serviceability.   Like our LX Systems, the FLEXMAP 3D system combines semiconductor lasers with digital signal processors and microcontrollers, these systems perform rapid, multi-analyte profiles under the control of a Windows®-based personal computer and our proprietary software.

MAGPIX®. The MAGPIX system is a versatile multiplexing analyzer capable of performing qualitative and quantitative analysis of proteins and nucleic acids in a variety of sample matrices.  This system is Luminex’s newest instrument and can perform up to 50 tests in a single reaction volume, reducing sample input, reagents and labor while improving productivity.  MAGPIX is based on an innovative detection mechanism that uses LEDs and a CCD imaging system, rather than the lasers and detection mechanisms used in our flow cytometry-based instruments.

Consumables

MicroPlex® Microspheres. Our xMAP Systems use polystyrene microspheres that are approximately 5.6 microns in diameter. We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to 500 distinct color sets. Each microsphere can carry the reagents of an enzymatic, genetic or immunologic bioassay.

MagPlex® Microspheres.  These microspheres feature super-paramagnetic properties that make them ideal for running automated xMAP-based assays.  These microspheres can be moved or held in place by a magnetic field. Many automated systems utilize magnetic properties to automate the performance of the assay. Automating sample testing using MagPlex microspheres on a robotic sample preparation system minimizes hands-on technician time, improves precision, and streamlines workflow.

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

SeroMAP™ Microspheres.  These 100 distinct sets of microspheres are designed for specific protein based serological applications.  Certain Luminex partners use this product for enhanced sensitivity in serum-based assays.

Calibration and Control Microspheres.  Calibration microspheres are microspheres of known fluorescent light intensities used to calibrate the settings for the classification and reporter channel for the Luminex systems.  Control microspheres are microspheres that are used to verify the calibration and optical integrity for both the classification and reporter channels for the various systems.

Software

xPONENT®.  Our xPONENT software is included in all of our new instruments and enhances both ease-of-use and automation capabilities expanding xMAP functionality in our core market segments.  Customer-centric development and extensive field testing with customers has resulted in a user experience which is a significant step forward in the market place. The software suite incorporates important features all designed to simplify laboratory workflow and increase productivity, including: enhanced security (21 CFR Part 11 compliance and electronic signatures); integration capabilities that allow users to transmit and receive data from Laboratory Information Systems (LIS/LIMS); integration with the most popular automated sample preparation systems; the ability to run magnetic bead applications; and touch-screen capability. xPONENT is sold on new Luminex 100, 200, FLEXMAP 3D, and MAGPIX systems and is available as an upgrade to the existing LX systems in the marketplace.  Sales of this product during 2010 did not represent a material component of our revenue.

ARP Segment

Assay Product Families

A product family consists of two or more assay products which are focused on similar or related markets.  Each assay consists of a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples.  As of February 23, 2011 the following product families are commercially available:

Respiratory Viral Family

This family of products includes the xTAG Respiratory Viral Panel (RVP), as well as xTAG RVP FAST, a newer version of the original RVP assay.  These in vitro diagnostic (IVD) products enable our laboratory end users to identify the causative agent for respiratory infections, a major cause of illness and mortality globally, for their physicians and patients.

Cystic Fibrosis Family

These FDA-cleared and Conformité Européenne (CE) marked IVD kits include the first-ever FDA-cleared IVD for cystic fibrosis genotyping.  Current recommendations by the American College of Medical Genetics (ACMG) and the American College of Obstetricians and Gynecologists (ACOG) include screening for 23 mutations in the cystic fibrosis transmembrane conductance regulator (CFTR) gene. The xTAG Cystic Fibrosis Kits screen for these mutations in addition to a variety of other important cystic fibrosis (CF) mutations commonly found in the ethnically diverse North American and European populations.  These kits are typically used for screening newborns and for diagnosing adult carriers of the CF gene.

Personalized Medicine Products Family

This product family includes three assays used to determine the drug metabolism status of individuals for specific medications.  All three products include genotyping of genes encoding different cytochrome P450 drug metabolizing enzymes.  This type of  information is typically used to determine if a patient will need a lower or higher dose of a specific drug, or whether they should be switched to a different medication altogether.  One of the products in this category is the FDA-cleared CYP2D6 assay used for identifying patients with variants in the CYP2D6 gene, which affects the metabolism and efficacy of some pharmaceutical compounds.  The other two assays are currently Investigational Use Only (IUO) assays.

Life Science Research Products Family

This product family consists of customer defined products, such as the custom gene expression assays, that we develop for the life science research and pharmaceutical development markets.

Specialty Products Family and Instrumentation

This family of products includes one IVD product and two investigational assays.  These products are targeted towards specialty, niche markets.

 In addition to the commercially available assays, we develop custom reagents for certain of our partners.  Our ARP segment also distributes LX Systems, FLEXMAP 3D, MAGPIX and dry sample preparation systems.

Sales and Marketing

Our sales and marketing strategy is to expand the installed base and utilization of xMAP technology.  We are focused on generating recurring revenues from royalties on bioassay kits and testing services developed or performed by others that use our technology, as well as the sale of Luminex-developed assays, microspheres and other consumables. We have two key elements of our sales and marketing strategy.  The first is our allegiance to Luminex’s historic strategic partner program with life sciences companies that develop applications or perform testing using our technology platforms and distribute our systems to their customers.   The second is our dedication to marketing the assays developed by the ARP segment through our strategic partners or directly to end users in segments where our partners do not participate.

We continue to use strategic partners as our primary distribution channel, and we will continue to pursue new partnerships focusing on partners with market presence in our key segments described above.  Some of our strategic partners develop application-specific bioassay kits for use on our xMAP platform that they, in turn, sell to their customers thereby generating royalties for us. Certain strategic partners also perform testing services for third parties using our technology also resulting in royalties for us.  Other strategic partners also buy our products, including xMAP Luminex systems and consumables, or xTAG test kits, and then resell those products to their customers. As of December 31, 2010, we had approximately 64 strategic partners, compared to approximately 68 strategic partners as of December 31, 2009.  During 2010, 43 of these strategic partners had released commercialized products utilizing the Luminex platform and were submitting royalties. Of these 43 strategic partners with commercialized products, 22 companies principally serve the clinical diagnostics market and 21 companies principally serve the life science research market. Revenues through these commercialized, royalty-submitting, strategic partners constituted 66% of our revenues for 2010. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ bioassay testing competencies, customer relationships and distribution channels, we believe that we can continue to achieve measurable market penetration and technology adoption.

We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP technology as an embedded system under their own branding and marketing efforts.

Customers

In each of the last three years, two customers each accounted for more than 10% of our total revenues. One Lambda, Inc. accounted for 16%, 15%, and 19% of our total revenues in 2010, 2009 and 2008, respectively. Bio-Rad Laboratories, Inc. accounted for 13%, 11%, and 17% of our total revenues in 2010, 2009 and 2008, respectively.  No other customer accounted for more than 10% of our total revenues in 2010, 2009 or 2008. The loss of either one of these customers could have a material adverse effect on our business, financial condition and results of operation.

One Lambda, Inc. accounted for 21%, 21%, and 24% of our total TSP segment revenues in 2010, 2009 and 2008, respectively. Bio-Rad Laboratories, Inc. accounted for 17%, 16%, and 21% of our total TSP segment revenues in 2010, 2009 and 2008, respectively.   Millipore accounted for 12%, less than 10%, and less than 10% of the Company’s total TSP segment revenues in 2010, 2009, and 2008, respectively.  Fisher Scientific accounted for 29%, 31%, and 21% of our total ARP segment revenues in 2010, 2009 and 2008, respectively.  Genzyme Genetics accounted for 17%, 15%, and 27% of our total ARP segment revenues in 2010, 2009 and 2008, respectively.  Abbott Laboratories accounted for 16%, 21%, and less than 10% of our total ARP segment revenues in 2010, 2009 and 2008, respectively.  LabCorp accounted for 12%, less than 10%, and less than 10% of our total ARP segment revenues in 2010, 2009 and 2008, respectively.  No other customer accounted for more than 10% of total segment revenues in 2010, 2009 or 2008.

International Operations

We currently sell our products to a number of customers outside the United States, primarily including customers in other areas of North America, Europe and Asia-Pacific.  For the annual periods ended December 31, 2010, 2009, and 2008, foreign sales to customers totaled $23.6 million, $22.8 million, and $15.0 million, respectively, representing 17%, 19%, and 14%, respectively, of our total revenues for such periods.  We have foreign subsidiaries in Canada, the Netherlands, the People’s Republic of China, Japan and Australia, which increase our international support, service and marketing capabilities.  Our foreign subsidiaries are a direct and integral component of the U.S. entity’s operations and their efforts support the sales made by our North American entities.  Sales to territories outside of the U.S. are primarily denominated in U.S. dollars.  We believe that our activities in some countries outside the U.S involve greater risk than our domestic business due to the foreign economic conditions, exchange rate fluctuations, local commercial and economic policies and political uncertainties.  See Note 18 to our Consolidated Financial Statements.

Technical Operations

Our Technical Operations Group provides technical support to our customers, our strategic partners and their customers. Most of our technical operations personnel have experience as biologists, biochemists, or electrical engineers and have extensive experience in academic, industrial and commercial settings. Cross training is a major focus, as is empowering group members to solve problems outside their primary assignment.

Remote Support

Our technical support services department assists users primarily through a toll-free hotline, internet interface and e-mail communications.  We deliver “24/7” remote technical support with our staff based at our Austin location, our Toronto location, and in our European, Chinese, Australian and Japanese subsidiaries to better serve our customer base.  Personnel assist our strategic partners and customers with product orders, software, hardware, system implementation and development of their bioassays. A comprehensive software and database system is utilized to track customer interactions, follow trends and measure utilization. The information is categorized and presented to management for regular review.

Training

Through our training group, we offer comprehensive programs in basic system training, advanced assay development, instrument field service and technical support functions. A significant part of our training material is now web-based and available online.  For larger customers who have many users, such as our strategic partners, training may be performed on-site at their locations.

Field Support

We currently have field service and field application personnel based across North America, Europe, China, Japan and Australia in areas of our more significant system concentration. We intend to place additional field service personnel and pursue third-party service provider agreements through our certified service professional program, as required, in order to ensure responsive and cost-effective support of our customers worldwide.  In addition, several of our strategic partners provide their own field service and field application support. As we continue to expand our installed base, we believe a strong, reliable, efficient field support organization is crucial to building a high level of customer satisfaction.

Research and Development

Our research and development groups seek to advance the capabilities of xMAP technology to further penetrate the life sciences industry to increase utilization of our systems. In addition, we collaborate with other companies, academic institutions and our customers to increase the breadth of xMAP applications. Our research and development expense for the years ended December 31, 2010, 2009, and 2008, was $23.4 million, $20.8 million, and $18.6 million, respectively including customer-sponsored research funding of $0.8 million, $1.3 million, and $0.3 million, respectively.

Our current research and development projects include:

-	New product development

Our research and development and marketing teams are working closely with both internal and external groups to design and develop products that will expand capabilities of the xMAP-based technologies.  We believe that these efforts will continue to result in unique products. These products will include instrumentation, services, software and consumables including assays.

-	Instrument development

Our engineering group responsible for the design of our xMAP instruments leverages proprietary electrical, optical and digital signal processing technologies to achieve high performance and reliability.  This methodology enabled both the FLEXMAP 3D and MAGPIX instruments to expand the price and performance options available to our customers.  Simultaneously, a subset of the engineering team is engaged in the focused research necessary to extend our intellectual property position and maintain the innovative nature of our products.

-	Assay development

Our ARP segment develops new assay products that include both nucleic acid-based and protein-based assays.  These assays include immunoassays and molecular diagnostic assays for the diagnostics industry, and nucleic acid-based and protein-based assays for the life science research and agricultural science markets.  All assay applications make use of our xMAP technology and our strength in multiplex technology.  Our assay research and development is intended to increase the penetration of our xMAP instruments and our application menu, and to drive growth in our high-margin assay businesses.

-	Consumable development

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

-	Software development

Our software research and development teams will continue to extend xPONENT instrument control and analysis software capabilities.  xPONENT software provides analysis and automation interface capabilities as well as control functions for Luminex instruments.  New versions of xPONENT will provide sophisticated data regression functionality and increased productivity through better instrument utilization.  We continue to develop applications like xPONENT QC-Reviewer that will bridge the gap between the instrument control software and the Laboratory Information Systems (LIS) to provide better test results management and wider use of Luminex developed assays.

-	Automation

We collaborate with our strategic partners and others to provide automation solutions that will integrate our various xMAP instruments with sample handling equipment and laboratory information systems to increase bioassay throughput and operational efficiencies and allow for walk-away capability.

-	Enhancing bioassay performance and operational efficiencies

Our scientists and engineers dedicate efforts to further enhance xMAP in the areas of assay performance, such as sensitivity, precision, reliability and operational efficiencies.  We are actively collecting market and customer requirements that will allow us to provide optimal features and benefits in current and future products.

Manufacturing

We have approximately 41,000 square feet of manufacturing space located at our principal executive offices in Austin, Texas.  We initially certified our Quality Management System (QMS) to the ISO 9001:2000 standard and in 2010 updated our certification to ISO 9001:2008.  ISO is an internationally recognized standard for quality management systems.  Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards.  Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification.  Also, we have our QMS certified to the ISO 13485:2003 Quality Management Standard and the Canadian Medical Devices Conformity Assessment System (CMDCAS) for Medical Devices.  These standards include a special set of requirements specifically related to the supply of medical devices and related services.  Additionally, we manufacture to current Good Manufacturing Practice (cGMP) requirements and our QMS is implemented in accordance with FDA Quality System Regulations.

In addition, we have approximately 4,000 square feet of manufacturing space located in Toronto, Canada and approximately 4,000 square feet of manufacturing space in Acacia Ridge, Queensland, Australia.  The Toronto facility and related QMS have been certified to the ISO 13485:2003 standard and registered under the CMDCAS and the Australia facility and the BSD QMS have been certified to the AS/NZS ISO 9001:2008 standard.

Instruments

Contract manufacturers assemble certain components of our xMAP technology systems. The remaining assembly and manufacturing of our systems are performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility.  Parts and component assemblies that comprise our xMAP technology system are obtained from a number of sources.  We have identified alternate sources of supply for several of our strategic parts and component assemblies.  Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components.  As of December 31, 2010, a total of 7,700 Luminex multiplexing analyzers had been sold since inception.

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

Kits

Contract manufacturers produce certain components of our xMAP-based developed reagents. The remaining assembly and manufacturing of our developed kits are performed at either our facility in Austin, Texas or Toronto, Canada. The quality control and quality assurance protocols are all performed at our facilities.  Reagents, consumables and other raw material that comprise our xMAP technology kits are obtained from a number of sources.

Sample Preparation Systems

At our facility in Brisbane, Australia, we manufacture laboratory equipment used in the preparation, prior to processing, of biosamples dried on media.

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

The pharmaceutical industry is a large market for the genomic, protein and high-throughput screening applications of the xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic and protein testing can be performed by products available from Affymetrix, Inc., Life Technologies Corporation, Becton, Dickinson and Company, Illumina, Inc., Qiagen, Gen-Probe Incorporated, Meso Scale Discovery, a division of Meso Scale Diagnostics LLC, and Sequenom, Inc., among others.

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

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality agreements.  We have filed for registration or obtained registration for trademarks used with our products and key technology.

We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our anticipated customer base. We currently own 138 patents worldwide including 61 issued patents in the United States and ten in each of Japan, France, Germany and the United Kingdom, five in India and Australia, four in Canada, Italy, and the Netherlands, three in Hong Kong, two in each of China and Singapore one in each of Spain, Korea, Israel and Belgium all directed to various aspects and applications of our products and technology. In addition, our patent portfolio includes 267 other pending patent applications in the United States and their corresponding international and foreign counterparts in major industrial markets. We believe our patents and pending claims provide, or will provide, protection for systems and technologies that allow “real time” multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold a patent covering the precision-dyeing process that we use to dye our microspheres. We have been granted a patent on our “Zero Dead Time” sampling architecture, which uses digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. Other issued patents and pending patent applications cover specific aspects and applications of our xMAP technology and on-going molecular research. However, as a result of a procedural omission, we are unable to pursue a patent application in Japan corresponding to our U.S. patent for real-time multiplexing techniques.  We also have patents covering key aspects of xTAG technology utilized in our assay products.

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

Government Regulation

Food and Drug Administration

The Food and Drug Administration (FDA) regulates medical devices pursuant to various statutes, namely the Federal Food, Drug and Cosmetic Act as amended and supplemented by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, the Medical Device Amendments of 1992, the FDA Export Reform and Enhancement Act of 1996, the FDA Modernization Act of 1997, the Public Health, Security and Bioterrorism Preparedness and Response Act of 2002, the Medical Device User Fee and Modernization Act of 2002, and the Project BioShield Act of 2004. Medical devices, as defined by statute, include instruments, machines, in vitro reagents or other similar or related articles, including any components, parts, or accessories of such articles that are intended for use in the diagnosis of disease or other condition or in the cure, mitigation, treatment or prevention of disease; or are intended to affect the structure or function of the body and do not achieve their intended purpose through chemical action or metabolization. The FDA classifies medical devices intended for human use into three classes. For Class I devices, general controls (for example, labeling and good manufacturing practices) provide reasonable assurance of safety and effectiveness. Class II devices are products for which general controls do not provide reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls (for example, special control documents, guidelines and patient registries). Class III devices are products for which neither general nor special controls provide reasonable assurance of safety and effectiveness.  Generally, Class III includes devices that support or sustain human life, are for uses that are substantially important in preventing impairment of human health, are used as a stand alone assay for patient screening or diagnosis of disease, or present a potential, unreasonable risk of illness or injury.

We manufacture a version of the Luminex LX 100/200 systems for use with diagnostic assay kits that are available through our strategic partners. For FDA purposes, the Luminex LX 100/200 systems are IVD cleared and are considered a component of our partners’ kit products. Depending on the particular kit’s regulatory classification into Class I, II, or III and its intended use, kits manufactured by our strategic partners that are used in conjunction with our technology may be subject to FDA clearance or approval before they can be marketed and sold. After incorporating the Luminex LX 100/200 systems into their products, our strategic partners are required to make various premarket submissions such as premarket approval applications, premarket notifications and/or investigational device exemption applications to the FDA for their products and are required to comply with numerous requirements and restrictions prior to clearance or approval of the applications. There can be no assurance that the FDA will file, clear or approve our strategic partners’ submissions.

We manufacture kit products that are intended for research use only (RUO) applications (not for diagnostic use) as well as kits that are for diagnostic use (currently regulatory classification of Class II). Additionally, the ARP segment manufactures products that are intended for RUO, those that are IVD cleared (Class II) as well as kits and investigational use only (IUO) or clinical applications.

In December 2007 we submitted to the FDA our request for 510(k) clearance on our Luminex LX 100/200 Instrument. On December 13, 2007 the FDA received our 510(k) #k073506 submission for the Luminex LX 100/200 IS System.  On March 7, 2008, the instrument received FDA 510(k) clearance.  All future diagnostic assay kits subject to FDA clearance may reference the 510(k) #k073506 for the instrument in their respective applications.  A master file letter from Luminex allowing the partner to reference the file may be required.

Certain of our instruments use lasers to identify the bioassays and measure their results. Therefore, we are required to ensure that these products comply with FDA regulations pertaining to the performance of laser products. These regulations are intended to ensure the safety of laser products by establishing standards to prevent exposure to excess levels of laser radiation. There can be no assurance that the FDA will agree with our interpretation and implementation of these regulations.

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

The ARP segment produces CE marked products which are subject to a number of different European Union (EU) Directives including but not limited to the In Vitro Diagnostic Devices Directive (98/79/EEC). CE marking of our products is currently by self declaration, not issued by a third party, based on the intended uses of our products.  A product that is not CE marked is automatically considered to be non-compliant. The law is enforced through market surveillance by appointed national enforcement agencies.  Imported products are checked for compliance at customs offices.

The State Food and Drug Administration, P.R. China (SFDA) is the Government regulation authority in charge of safety management of drug, food, health food and cosmetics for the People’s Republic of China. In December 2007 we submitted the application for a certificate to combine both Luminex 100 and Luminex 200 into one product called Luminex System.  This certificate is required for registration and approval to import our products into China.  Luminex received the registration certificate from the People’s Republic of China for the Luminex 100 and Luminex 200 Systems on March 4, 2009.

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

WEEE

As part of the European Community Council Directive 2002/96/EC on waste electrical and electronic equipment, Waste Electrical and Electronic Equipment (WEEE), the responsibility for the disposal of waste electrical and electronic equipment is on the manufacturers of such equipment. Those companies should establish an infrastructure for collecting WEEE, in such a way that users of electrical and electronic equipment from private households should have the possibility of returning WEEE at least free of charge.  All Luminex-manufactured equipment is in compliance with this directive. We are in compliance with the requirements, beginning on August 13, 2005, regarding the labeling and disposal of our products containing electronic devices in each of the EU member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the implementation of WEEE in all EU member states.

RoHS

RoHS stands for “The Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment” and implements EU Directive 2002/95 which bans the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE) flame retardants.

The Regulation directly affects producers who manufacture or assemble electrical or electronic equipment in the EU, importers of electrical or electronic equipment from outside the EU and companies that re-brand electric producers as their own. The Directive applies to electrical and electronic equipment falling under the categories 1, 2, 3, 4, 5, 6, 7 and 10 set out in Annex IA of the WEEE Directive (2002/96/EC).  Equipment categories 8 and 9 defined in the WEEE Directive are currently outside the scope of the RoHS Directive.  Luminex IVD equipment is classified as category 8 (Medical Devices) in Annex IA of the WEEE Directive, which is not covered within the scope of the RoHS Directive.  Luminex research equipment is classified as category 9 (Monitoring and Control Instruments) in Annex IA of the WEEE Directive, which is not covered within the scope of the RoHS Directive.

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

Luminex Corporation has declared that the LX100 IS, the LX200 IS and the FLEXMAP 3D are classified as self-declaration devices and are in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of IVDD 98/79/EC.  However, there can be no assurance that the EU member states will agree with our interpretation and implementation of these regulations. As the European marketplace continues to be material to our operations, failure by us or our strategic partners to comply with the IVDD could have a material adverse effect on our business.

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

Employees

As of February 23, 2011 and December 31, 2010, we had a total of 525 and 519 employees and contract employees, as compared with 437 as of December 31, 2009.  The increase from December 31, 2009 to 2010 is mainly due to personnel added related to development, production, regulatory clearance, and quality control for our new instrument, MAGPIX, and our new bead products and assays, as well as our acquisition of BSD.  None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

Seasonality

Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, sales of our Respiratory Viral products in our ARP segment have been historically less in the second quarter of the year as compared to other quarters.  In addition, we experience periodic fluctuations in the sales of our Respiratory Viral products as they vary along with the severity and course of general outbreaks of respiratory illnesses.

Segments

Financial information relating to our reportable segments for the years ended December 31, 2010, 2009, and 2008 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

Executive Officers of the Registrant as of February 23, 2011

Name	Age	Position

Patrick J. Balthrop	54	President and Chief Executive Officer
Harriss T. Currie	49	Chief Financial Officer, Vice President, Finance and Treasurer
Jeremy Bridge-Cook, Ph.D	42	Senior Vice President, Assay Group
Michael F. Pintek	42	Senior Vice President, Operations
Russell W. Bradley	47	Vice President, Business Development and Strategic Planning
Timothy R. Dehne	45	Vice President of Systems Research and Development
David S. Reiter	44	Vice President, General Counsel and Corporate Secretary

Patrick J. Balthrop. Mr. Balthrop joined Luminex in May 2004 as President and Chief Executive Officer and has served as a member of the Board of Directors since September 2004. He served as president of Fisher Healthcare, a Fisher Scientific International company, a manufacturer and supplier of products and services principally to the scientific and laboratory markets from 2002 to May 2004. Prior to Fisher Scientific International, Mr. Balthrop served in a number of leadership positions for over 20 years with Abbott Laboratories, primarily in Abbott's Diagnostics Division. Mr. Balthrop's most recent positions at Abbott were as head of worldwide commercial diagnostics operations and as head of Abbott Vascular. Mr. Balthrop holds an M.B.A. from the Kellogg Graduate School of Management of Northwestern University, and a B.S. in Biology from Spring Hill College.

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

Jeremy Bridge-Cook, Ph.D.  Dr. Bridge-Cook has served as Senior Vice President, Assay Group since June 2009.  Dr. Bridge Cook joined Luminex in March 2007 as Vice President of Luminex Molecular Diagnostics.  Previously, Dr. Bridge-Cook served as senior vice president, corporate development of Tm Bioscience.  Dr. Bridge-Cook joined Tm Bioscience in July 2000 as director of business development and served in various capacities thereafter, including vice president of business development, vice president of marketing and business development, and finally senior vice president, corporate development.  Prior to joining Tm, Dr. Bridge-Cook worked for three years as an investment analyst at MDS Capital Corp. and University Medical Discoveries Inc. Dr. Bridge-Cook has a Ph.D. in Immunology from the University of Toronto and a B.Sc. in Biology from McMaster University.

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

Russell W. Bradley.  Mr. Bradley joined Luminex in May 2005 as Vice President of Business Development and Strategic Planning.  Previously, Mr. Bradley spent 17 years at Beckman Coulter, Inc., a manufacturer of biomedical testing systems and products, where he served in various roles of increasing responsibility and most recently as the director of the Beckman Coulter CARES initiative, involved in the company’s clinical HIV monitoring business in developing regions around the globe.  During his tenure at Beckman Coulter, Mr. Bradley was involved in the evaluation, market assessment and successful commercial launch of multiple life science technologies and applications.  Mr. Bradley holds a B.Sc. in Immunology and Biochemistry from Monash University, Melbourne, Australia.

Timothy R. Dehne.  Mr. Dehne joined Luminex Corporation as Vice President of Systems Research and Development in July 2009. Mr. Dehne spent over 21 years at National Instruments where he held many leadership positions most recently as Senior Vice President, Research and Development from 2003 through 2008.  Mr. Dehne is an accomplished executive in engineering, product development, and product strategy with vast experience in the technology sector. During his tenure at National Instruments his executive responsibilities included positions in Research and Development, Marketing, and Strategic Marketing. Mr. Dehne holds a BS in Electrical Engineering from Rice University and serves on the Board of Directors for both Cirrus Logic, Inc and privately held Asset Intertech.

David S. Reiter.  Mr. Reiter joined Luminex as Vice President, General Counsel and Corporate Secretary in October 2003.  Prior to becoming General Counsel, Mr. Reiter was in private practice with the firm of Phillips & Reiter, PLLC, which provides outsourced general counsel services for technology companies.  Before co-founding the firm, Mr. Reiter was vice president and general counsel for 724 Solutions Inc., a provider of mobile commerce software solutions and applications.  Earlier in his career, Mr. Reiter served as senior counsel for Compaq Computer Corporation, supporting the Worldwide Sales & Services, Supply Chain Management and Consumer Products Group.  Mr. Reiter is a graduate of the University of Southern California (Juris Doctorate/Master of International Relations), University of Sheffield, UK (M.B.A.) and the University of Notre Dame (B.A.) in Government.  Mr. Reiter is a member of the Texas Bar and the American Bar Association.

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

Due to the early stage of the market for molecular tests, projected growth scenarios for the ARP segment are highly volatile and are based on a number of underlying assumptions that may or may not prove to be valid, including the performance of strategic partners that distribute our ARP segment products.

We have a limited history of profitability and had an accumulated deficit of approximately $61.7 million as of December 31, 2010.

We have incurred significant net losses since our inception.  At December 31, 2010, we had an accumulated deficit of approximately $61.7 million. In order to remain profitable, we need to sustain or increase our revenues while achieving reasonable cost and expense levels.  We believe that we have achieved a level of consistent profitability from our continuing operations; however, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.  If we fail to achieve operating results in line with market expectations, the market price of our common stock will likely decline. Furthermore, as we continue to utilize cash to support operations, acquisitions and research and development efforts, we may further decrease the cash available to us.  As of December 31, 2010, cash, cash equivalents and short-term and long-term investments totaled $123.9 million, compared to $119.6 million at December 31, 2009.  The increase since December 31, 2009 is primarily attributable to positive operating cash flows offset by capital expenditures and strategic acquisitions and investments.

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

The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. For the twelve months ended December 31, 2010, we had 43 strategic partners submitting royalties as compared to 39 for the twelve months ended December 31, 2009. Two customers, One Lambda, Inc. and Bio-Rad Laboratories, Inc., accounted for 29% of consolidated total revenue in the twelve months ended December 31, 2010 (16% and 13%, respectively).   For comparative purposes, these same two customers accounted for 26% of total revenue (15% and 11%, respectively) in the twelve months ended December 31, 2009 and 36% of total revenue in 2008 (19% and 17%, respectively).   No other customer accounted for more than 10% of total revenue during the twelve months ended December 31, 2010.  We had only three additional partners who individually represented 5% or more of our total revenue and collectively represented 22% of our revenue for the year ended December 31, 2010.  In total, for the year ended December 31, 2010, our top five partners accounted for 50% of our total revenue.  In total, for the year ended December 31, 2009, our top five partners accounted for 48% of our total revenue. The loss of any of our significant strategic partners, or any of our significant customers, could have a material adverse effect on our growth and future results of operations.  The ARP segment is dependent on a few significant customers with respect to sales of its genetic test kits. If any significant customer discontinues its relationship with the ARP segment for any reason, or reduces or postpones current or expected purchase commitments for the ARP segment’s products, the ARP segment’s results from operations could be materially adversely affected.

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

A significant portion of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot accurately predict future sales and royalty revenues because most of our existing strategic partner agreements do not include minimum purchase requirements or minimum royalty commitments. In addition, we have no control with respect to our strategic partners’ sales personnel and how they prioritize products based on xMAP technology nor can we control the timing of the development or release of products by our strategic partners. The amount of these revenues depends on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Furthermore, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

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

Periodically the FDA issues guidance documents that represent the FDA’s current thinking on a topic. These issues are initially issued in draft form prior to final rule generally with enforcement discretion for some grace period of time. Changes made through this process may impact the release status of products offered and our ability to market those products affected by the change.  For example, the FDA released on September 14, 2007 the final document “Guidance for Industry and FDA Staff Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions.” This guidance may limit or delay distribution of assays on our platform, including assays developed and distributed by our ARP segment, to the extent additional regulatory clearance is required prior to distribution.

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

Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (Directive) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our Luminex 100, Luminex 200 and FLEXMAP 3D instruments to the Directive.  Our devices are in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of the Directive as of December 7, 2003. Subsequent audits are carried out annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. We became ISO 13485:2003 and Canadian Medical Device Conformity Assessment System (CMDCAS) certified in July 2005. In August 2006 a Level II QSIT contract inspection was conducted in accordance with CPGM 7382.845, Inspection of Medical Device Manufacturers, PAC 82845B, Medical Device Level II Inspections pursuant to the FDA Dallas District Office FY 06 Workplan and the DSHS Drugs & Medical Device Group FY 06 Workplan. The inspection is “closed” under 21 C.F.R. 20.64 (d) (3) and the Establishment Inspection Report No. 3002524000 provided in accordance with the FOIA and 21 C.F.R. Part 20. No DSHS form E-14 or FDA form 483 was issued. Failure to maintain compliance with FDA, CMDCAS and EU regulations and other medical device laws, or to obtain applicable registrations where required, could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.

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

As a result of our reliance on our strategic relationships, it can be difficult to accurately forecast future operating results. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short-term. The level of our revenues depends upon the rate and timing of the adoption of our technology as a method to perform bioassays. In addition, we currently anticipate that the vast majority of future sales of our products and products incorporating our technology will be made through our strategic relationships. For the following reasons, estimating the timing and amount of sales of these products that may be made through our strategic relationships is particularly difficult:

-	We have no control over the timing or extent of product development, marketing or sale of our products by our strategic partners.

-	We do not control the incentives provided by our strategic partners and distributors to their sales personnel.

-
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

-
We have limited access to partner and distributor confidential corporate information. A sudden unexpected change in ownership, strategy or other material event could adversely impact partner purchases of our products.

-
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

Our success depends, in part, on our ability to obtain, protect and enforce patents on our technology and products and to protect our trade secrets, including the intellectual property of entities we may acquire. Any patents we own may not afford full protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products that are not covered by our patents. Furthermore, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office and certain patent offices in foreign jurisdictions, and the approval or rejection of patent applications may take several years.

We have obtained 138 patents in the United States and foreign jurisdictions directed to various aspects and applications of our products and technology. We have 267 pending applications in the United States and foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample on our platform technology similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology and products, we may not be able to prevent competitors from developing and marketing technologies and products similar to our xMAP technology in Japan. We also have patents covering key aspects of xTAG technology utilized in our assay products.

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

We have only produced our products in limited quantities, and we may experience problems in scaling our manufacturing operations, or delays or component shortages that could limit the growth of our revenue.

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

We currently purchase certain key components of our product line from a limited number of outside sources and these components may only be available through a limited number of providers. We do not have agreements with all of our suppliers. While we currently believe that we will be able to satisfy our forecasted demand for our kits, the failure to find alternative suppliers in the event of any type of supply failure at any of our current vendors at reasonably comparable prices could have a material adverse effect on our business, financial condition and results of operations.  Additionally, we have entered into supply agreements with most of our suppliers of strategic reagents and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components.  If our suppliers discontinue production of a key component, we will be required to revalidate and may be required to resubmit a previously cleared product.  Our reliance on our suppliers and contract manufacturers exposes us to risks including:

-	the possibility that one or more of our suppliers or our assemblers that do not have supply agreements with us could terminate their services at any time without penalty;

-	the potential obsolescence and/or inability of our suppliers to obtain required components;

-	the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

-	the inability to qualify alternate sources without impacting performance claims of our products;

-	reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

-	increases in prices of raw materials and key components.

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

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe.  Our plans to expand globally will expose us to additional foreign currency risk in multiple currencies.  Our operations outside the United States are subject to additional risks, including:

-	changes in or interpretations of foreign law that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;

-	the imposition of tariffs;

-	hyperinflation or economic or political instability in foreign countries;

-	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

-	conducting business in places where business practices and customs are unfamiliar and unknown;

-	the burden of complying with complex and changing foreign regulatory requirements;

-	longer accounts receivable collection times;

-	the imposition of restrictive trade policies, including export restrictions;

-	worldwide political conditions;

-	the imposition of inconsistent laws or regulations;

-	reduced protection of intellectual property rights in some foreign countries;

-	the imposition or increase of investment requirements and other restrictions by foreign governments;

-	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute;

-	uncertainties relating to foreign laws, including labor laws, and legal proceedings;

-	significant currency fluctuations;

-	having to comply with a variety of U.S. laws, including the Foreign Corrupt Practices Act; and

-	having to comply with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and supply foreign affiliates, partners and customers.

The capital spending policies of our customers have a significant effect on the demand for our products.

Our customers include clinical diagnostic, pharmaceutical, biotechnological, chemical and industrial companies, and the capital spending policies of these companies can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including general or local economic conditions governmental regulation or price controls, the resources available for purchasing research equipment, the spending priorities among various types of analytical equipment and the policies regarding capital expenditures during recessionary periods. Any decrease in capital spending by life sciences companies could cause our revenues to decline. As a result, we are subject to significant volatility in revenue. Therefore, our operating results can be materially affected (negatively and positively) by the spending policies and priorities of our customers.

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

Third-party payors, such as government entities and healthcare programs, health maintenance organizations and private insurers, are continually seeking to reduce healthcare expenses. The federal government has also recently reduced the funding for certain government-sponsored healthcare programs which has caused these third party payors to seek further reduction in medical expenses. The U.S. federal government passed comprehensive healthcare reform in the form of the Affordable Care Act in 2010 and is considering revisions to this Act.  The Affordable Care Act could further limit government reimbursement to these payors.  These reductions may decrease demand for our products and the price we can charge. Increasingly, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. They are also attempting to contain costs by limiting coverage and the reimbursement level of tests and other healthcare products. In addition, cost containment initiatives by governmental or educational entities or programs may reduce funding for genetic research and development activities and retard the growth of the genetic testing market. Without adequate coverage and reimbursement, consumer demand for tests could decrease. Decreased demand could cause our strategic partners to reduce purchases or to cancel programs or development activities and could cause sales of our products, and sales and services by our strategic partners, to fall. In addition, decreased demand could place pressure on us, or our strategic partners, to lower prices on these products or services, resulting in lower margins. Reduced sales or margins by us, or our strategic partners, would adversely affect our business, profitability and business prospects.

We may be unsuccessful in implementing our acquisition strategy. We may face difficulties integrating acquired entities with our existing businesses.

Acquisitions of assets or entities designed to accelerate the implementation of our strategic plan are an important element of our long-term strategy. We may be unable to identify and complete appropriate future acquisitions in a timely manner, or at all, and no assurance can be provided that the market price of potential business acquisitions will be acceptable. In addition, many of our competitors have greater financial resources than we have and may be willing to pay more for these businesses or selected assets. In the future, should we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the financing, if necessary, for these acquisitions on terms favorable to us. Generally, potential acquisitions pose a number of risks, including, among others, that:

-	we may not be able to accurately estimate the financial effect of acquisitions on our business;

-
future acquisitions may require us to assume liabilities, incur large and immediate write-offs, issue capital stock potentially dilutive to our stockholders or spend significant cash or may result in a decrease in our future operating income or operating margins;

-
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

-	acquisitions and subsequent integration of these companies may disrupt our business and distract our management from other responsibilities; and

-	the costs of unsuccessful acquisition efforts may adversely affect our financial performance.

Other risks of integration include:

-	disparate information technology, internal control, financial reporting and record-keeping systems;

-	differences in accounting policies, including those requiring judgment or complex estimation processes;

-	new partners or customers who may operate on terms and programs different than ours;

-	additional employees not familiar with our operations;

-	facilities or operations in remote locations or potentially foreign jurisdictions and the inherent risks of operating in unfamiliar legal and regulatory environments; and

-
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

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

We are subject to income taxes in the United States and various foreign jurisdictions.  Our effective tax rate may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country and changes in tax laws.  In addition, we take certain income tax positions on our tax returns that we recognize in our financial statements if it is more likely than not they will not withstand challenge by tax authorities. We are subject to tax audits in various jurisdictions, including the United States, and tax authorities may disagree with certain positions we have taken and assess additional taxes.  There can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations.

Changes in tax laws or tax rulings could materially impact our effective tax rate. There are several proposals to reform U.S. tax rules being considered by U.S. law makers, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

Our stock price has been and is likely to continue to be volatile.

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

-	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

-	announcements of technological innovations or new products or services by us or our competitors;

-	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

-	conditions or trends in the life science, biotechnology and pharmaceutical industries;

-	additions or departures of key personnel;

-	changes in financial estimates by securities analysts;

-	general economic conditions and interest rates;

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

We may incur indebtedness in the future for, among other purposes, funding operating expenses and/or costs related to future expansions and acquisitions. This indebtedness could have adverse consequences on us, including:

-	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

-	limiting our ability to borrow additional funds for working capital, capital and research and development expenditures, acquisitions and general corporate or other purposes; and

-	exposing us to interest rate risk.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal research and development, manufacturing and administrative facilities are located in Austin, Texas, and consist of approximately 149,000 square feet of leased space pursuant to a lease agreement which expires April 30, 2015.    We maintain an additional 10,384 square feet of leased office space in Oosterhout, Netherlands, approximately 27,000 square feet of leased office and manufacturing space in Toronto, Canada, approximately 3,500 square feet of leased office space in Shanghai, People's Republic of China, approximately 2,500 square feet of leased office space in Tokyo, Japan, and approximately 8,400 square feet of leased office and manufacturing space in Brisbane, Australia.  Our facilities in Austin, Oosterhout, Shanghai and Tokyo are used by both the ARP and TSP segments.  Our Toronto and Brisbane facilities are primarily used by the ARP segment.  We are currently expanding our office and manufacturing space in Austin, Texas to ensure that our facilities are adequate for our future needs.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “LMNX.”

The following table sets forth the range of high and low sale prices on The NASDAQ Global Market, as applicable, for each quarter during 2010 and 2009.  On February 23, 2011, the last reported sale price of our common stock was $18.40 per share.

2010	High	Low
First Quarter	$18.24	$13.25
Second Quarter	$18.00	$15.10
Third Quarter	$17.02	$14.25
Fourth Quarter	$19.86	$15.65

2009	High	Low
First Quarter	$22.83	$14.86
Second Quarter	$19.01	$14.32
Third Quarter	$18.70	$14.47
Fourth Quarter	$17.65	$12.75

Holders

As of February 23, 2011, we had 614 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

The table below sets forth shares of Luminex Common Stock issued pursuant to exercises of warrants during the twelve months ended December 31, 2010:

Date Exercised	Shares	Exercise Price	Aggregate Proceeds
3/23/2010	37,963	$17.78	$674,982

The issuances of these securities were deemed to be exempt from registration under Section 3(a) (9) of the Securities Act of 1933, as amended, as we exchanged outstanding securities with our then security holders without paying any commissions or other remuneration in connection with such exchange, and under Section 4(2) of the Securities Act of 1933, as amended as a transaction by an issuer not involving a public offering.

Performance Graph

The following graph compares the change in Luminex’s cumulative total stockholder return on its common shares with the NASDAQ Composite Index and the NASDAQ Biotechnology Index.

	12/05	12/06	12/07	12/08	12/09	12/10

Luminex Corporation	100.00	109.29	139.76	183.82	128.49	157.31
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Biotechnology	100.00	99.71	103.09	96.34	106.49	114.80

Issuer Purchases of Equity Securities

The stock repurchase activity for the fourth quarter of 2010 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/10 - 10/31/10	-	-	-	-
11/01/10 - 11/30/10	439	16.64	-	$21,000,000
12/01/10 - 12/31/10	817	19.15	-	$21,000,000
Total Fourth Quarter	1,256	18.27	-

(1) Shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

In November 2011, the Board of Directors authorized the purchase of up to 1,000,000 shares, but not more than $21 million in aggregate purchase price, of our common stock through November 2011.  Repurchases of our common stock may be made from time to time at prevailing prices in open market or privately negotiated transactions through November 30, 2011, including pursuant to Rule 10b5-1 trading plans. The timing and amount of the repurchase transactions under the program will depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. Funds for the repurchase of shares are expected to come primarily from cash on hand and cash generated from operations.   The repurchase program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended at any time at our discretion.  No share purchases under this program have occurred as of December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data at December 31, 2010 and 2009 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data at December 31, 2008, 2007 and 2006 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Results of Operations Data:
Total revenue	$141,557	$120,643	$104,447	$75,010	$52,989
Gross profit	96,377	81,294	70,946	46,094	32,252
Income (loss) from operations	11,251	7,399	3,353	(17,418)	(581)
Net income (loss)	5,231	17,729	3,057	(2,711)	1,507

Net income (loss) applicable to common stockholders	$5,231	$17,729	$3,057	$(2,711)	$1,507

Net income (loss) per common share, basic	$0.13	$0.44	$0.08	$(0.08)	$0.05

Shares used in computing net income (loss) per share (basic)	41,030	40,562	37,868	34,361	31,434

Net income (loss) per share, diluted	$0.12	$0.43	$0.08	$(0.08)	$0.05

Shares used in computing net income (loss) per share (diluted)	42,438	41,633	39,700	34,361	32,988

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$89,487	$90,843	$81,619	$27,233	$27,414
Short-term investments	28,404	8,511	40,501	6,944	10,956
Long-term investments	6,021	20,228	2,000	-	7,346
Working capital	151,938	122,398	131,767	40,801	44,179
Total assets	265,810	248,013	217,291	123,559	66,696
Total long-term debt	3,351	3,591	3,359	3,110	-
Total stockholders' equity	234,865	218,738	194,540	103,480	54,159

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

Overview

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries.  These industries depend on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.  Our xMAP technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres.  xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of December 31, 2010, Luminex had approximately 64 strategic partners and these partners have purchased from Luminex approximately 7,700 xMAP-based multiplexing analyzer systems. Of the 64 strategic partners, 43 have released commercialized reagent-based products utilizing our technology.

Luminex has several forms of revenue that result from our business model:

▪	System revenue is generated from the sale of our xMAP multiplexing analyzers and peripherals and dry sample preparation laboratory instruments.

▪
Consumable revenue is generated from the sale of our dyed polystyrene microspheres and sheath fluid.  Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

▪
Royalty revenue is generated when a partner sells our proprietary microspheres to an end user; a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to a user.  End users can be facilities such as testing labs, development facilities and research facilities that buy prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

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

2010 Highlights
  Luminex grew total revenue 17% over 2009 revenue to $141.6 million
  Gross margin percentage of 68%, compared to 67% in 2009
  2010 consumable sales increased 41% and royalty revenue increased 22% over the prior calendar year
  Global launch of MAGPIX, an analytical instrument that is capable of performing up to 50 tests on a single sample and providing nearly 5,000 data points in under an hour
  Long term renewal of our 10-year strategic partnership with One Lambda, Inc., one of our top partners and the leader in the HLA typing and antibody screening market
  System shipments of 933 multiplexing analyzers, resulting in cumulative life-to-date multiplexing analyzer shipments of 7,700, up 14% from a year ago
  Partners reported approximately $330 million of royalty bearing end user sales on xMAP technology for the year, a 17% increase over 2009
  Launched the xTAG Cystic Fibrosis 60 Kit v2, a new FDA cleared diagnostic test that can simultaneously screen a single blood sample for up to 60 cystic fibrosis-causing genetic mutations in a matter of hours
  Acquisition in May 2010 of BSD Robotics, an Australian-based private company with advanced robotics technology for newborn screening and forensics
  Teaming agreement with Northrop Grumman Corporation to collaborate in the creation of next generation bio-detectors
  Launched our first pharmacogenetic test, the xTAG CYP2D6 Kit, which recently received 510(k) clearance from the U.S. Food and Drug Administration (FDA). The new test enables a personalized medicine approach to help physicians manage patients for whom they may prescribe certain drugs that are metabolized by the enzyme cytochrome P450 2D6
  Authorized a share repurchase of up to 1,000,000 shares, but not more than $21 million in aggregate purchase price, of Luminex’s common stock through November 2011
Consumables Sales Trends

We have experienced significant fluctuations in consumable revenue over the past two years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the third quarter of 2009 through the fourth quarter of 2010, we had quarterly bulk purchases varying from $4.3 million to $10.0 million.  Even though we experience variability in consumable revenue, the trend of our long-term average of consumable sales, one of our key indicators of performance, suggests a continued growth pattern.  Another indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales during the past several years.

Release of Valuation Allowance

During the fourth quarter of 2009, we released a portion of our total valuation allowance on deferred U.S. tax assets based upon an assessment which indicated that Luminex was more likely than not to benefit from the deferred tax assets based upon our historical pre-tax book income and projected taxable income. As a result of the release of our valuation allowance on U.S. tax assets, our effective tax rate, which has been relatively low, will be higher than our blended corporate rate.  For 2011, we estimate that our effective tax rate will be in excess of the maximum U.S. corporate tax rate of 35%, however, for the full year 2011, we expect cash taxes paid will be less than 25% of total income tax expense recognized for the full year.  The quarterly effective tax rate for 2011 will fluctuate as a result of variability of the taxable income within the multiple jurisdictions in which we operate (the United States, Canada, The Netherlands, China, Japan and Australia).

Change in Cash Position

Our cash, cash equivalents and investments increased by approximately $4.3 million for the year ended December 31, 2010 to $123.9 million from $119.6 million at December 31, 2009.  The increase was primarily attributable to positive operating cash flows offset by capital expenditures of $11.1 million, and strategic investments, including the acquisition of BSD for $5.0 million, totaling $8.3 million.

Segment Information

Luminex has two reportable segments:  the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  The TSP segment, which is our base business, consists of system sales to partners and end customers, raw bead sales, royalties, service and support of the technology, and other miscellaneous items.  The ARP segment is primarily involved in the development and sale of assays on xMAP technology for use on Luminex’s installed base of systems.

Future Operations

We expect our primary challenges over the next twelve months to be:
  the continued adoption and development of partner products incorporating Luminex technology;
  the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users;
  commercialization, regulatory acceptance and market adoption of output from the ARP segment; and
  the expansion and enhancement of our installed base and position within our identified target market segments.
We anticipate continued revenue concentration in our higher margin items (assays, consumables and royalties) contributing to favorable, but variable, gross margin percentages.  Additionally, we believe that a sustained investment in research and development is necessary in order to meet the needs of our marketplace and provide a sustainable new product pipeline.  We may experience volatility in research and development expenses as a percentage of revenue on a quarterly basis.

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

As of December 31, 2010, we have $42.3 million of goodwill allocated to the ARP segment.  Our annual test did not result in an impairment charge as the estimated fair value of the ARP segment reporting unit continues to exceed the carrying value by a significant enough amount that any reasonably likely change in the assumptions used in the analysis, including terminal growth rates and the discount rate, would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under step one of the goodwill impairment analysis.

We utilize the income approach based on a discounted cash flow analysis to determine fair value estimates, and then use market comparisons as a reasonability check to ensure that neither the income approach nor the market comparisons yielded significantly different results. The income approach is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. As our ARP segment and goodwill came into existence in 2007 due to our acquisition of Tm Biosciences, now referred to as LMD, and through our subsequent acquisition of BSD on May 24, 2010, we believe that the DCF method best aligns with how we approached the acquisitions and determined the value of the acquired companies.  This methodology used to determine fair value has been consistently applied since the inception of our goodwill in 2007; however, the assumptions and estimates are updated each year.  Our estimates are based on revenue projections by product line, and include judgment based on historical growth and scheduled product approvals by the various governmental authorities.  We believe its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The most significant assumptions used in the discounted cash flow methodology are the discount rate, based upon the estimated weighted average cost of capital (WACC), and the terminal growth rate, based upon strategic studies we commissioned and our own internal analysis.  We used the following rates in 2010:

Assumptions	2010
WACC	15.0%
Terminal Growth Rate	2.8%

To determine our WACC rate, we performed a peer company analysis and considered the weighted average return on debt and equity, the updated risk-free interest rate, beta, equity risk premium, and entity specific size risk premium.  We based our terminal growth rates upon market estimates provided in strategic studies previously commissioned by us and our own internal analysis.  Our analysis yielded an estimated fair value in excess of the carrying value by over 50% for 2010.

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

Effective January 1, 2007, we adopted Accounting Standards Codification (ASC) 740 “Income Taxes” (ASC 740) which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in our financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.   Determining the consolidated provision for income taxes involves judgments, estimates and the application of complex tax regulations.  We are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions.  Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by taxing authorities could differ from the recorded income tax liabilities and could result in additional income tax expense.  In accordance with ASC 740, changes of estimates in our income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in the change to our estimate become known to us.  As a result, our effective income tax rate may fluctuate on a quarterly basis.

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

	Year Ended December 31,
	2010	2009	2008

Revenue	100%	100%	100%

Cost of revenue	32%	33%	32%

Gross profit	68%	67%	68%

Operating expenses
Research and development expense	17%	17%	18%
Selling, general and administrative expense	43%	44%	47%

Total operating expenses	60%	61%	65%

Income from operations	8%	6%	3%

Interest expense from long-term debt	-	-	-

Other income, net	-	1%	1%

Settlement of litigation	-	(4)%	-

Income taxes	(4)%	12%	(1)%

Net income	4%	15%	3%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended December 31,
	2010	2009	Variance	Variance (%)
	(dollars in thousands)
Revenue	$141,557	$120,643	$20,914	17%
Gross profit	$96,377	$81,294	$15,083	19%
Gross margin percentage	68%	67%	1%	N/A
Operating expenses	$85,126	$73,895	$11,231	15%
Operating income	$11,251	$7,399	$3,852	52%
Net income	$5,231	$17,729	$(12,498)	(70)%

Revenue. Total revenue increased to $141.6 million for the year ended December 31, 2010 from $120.6 million in 2009.  The increase in revenue was primarily attributable to increases of $11.7 million in consumable revenue and $4.1 million in royalty revenue in the TSP segment.

A breakdown of revenue for the years ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	Variance	Variance (%)
System sales	$32,984	$30,711	$2,273	7%
Consumable sales	40,104	28,380	11,724	41%
Royalty revenue	22,414	18,312	4,102	22%
Assay revenue	32,204	31,054	1,150	4%
Service contracts	6,645	5,845	800	14%
Other revenue	7,206	6,341	865	14%
	$141,557	$120,643	$20,914	17%

We continue to have revenue concentration in a limited number of strategic partners, as the top five customers, by revenue, accounted for 50% of total revenue in 2010 up from 48% of total revenue in 2009.  In particular, two customers accounted for 29% of 2010 total revenue (16% and 13% respectively) up from 26% of 2009 total revenue (15% and 11% respectively).  The increase was primarily attributable to the increase in bulk purchases of consumables and system sales.  No other customer accounted for more than 10% of total revenue.  See the segment discussions that follow on pages 43-49 for additional revenue discussion.

Gross Profit. Gross profit increased to $96.4 million for the year ended December 31, 2010, as compared to $81.3 million for the year ended December 31, 2009. The gross profit margin percentage (gross profit as a percentage of total revenue) was 68% for the year ended December 31, 2010, up from 67% for the year ended December 31, 2009. The increase in our gross profit margin percentage was driven by the high concentration of sales in our higher margin items such as assays, consumables and royalties.  The increase in gross profit was primarily attributable to the overall increase in revenue.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $23.4 million for the year ended December 31, 2010 from $20.8 million for the year ended December 31, 2009. The increase was primarily attributable to increases in materials and additional personnel costs associated with the addition of employees and contract employees resulting from increased activity in our ARP segment related to product development.  Research and development headcount at December 31, 2010 was 147 as compared to 132 at December 31, 2009.  As a percentage of revenue, research and development expense remained flat at 17% in 2010 and 2009.  Our current expectation is for research and development expenses to be between 15% and 18% of total revenue for 2011.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $61.7 million for the year ended December 31, 2010 from $53.1 million for 2009.  The increase was primarily attributable to additional personnel costs associated with the addition of employees and an increase in stock compensation expense.  Selling, general and administrative headcount at December 31, 2010 was 198 as compared to 158 at December 31, 2009.  The additional employees include employees added from the acquisition of BSD, and from our recent expansions into the People’s Republic of China and Japan which increase our international support and our service and marketing capabilities, as well as from expansion domestically to support our global initiatives. As a percentage of revenue, selling, general and administrative expense decreased to 43% in 2010 compared to 44% in 2009.  Our current expectations are that selling, general and administrative expense will decline as a percentage of revenue over the next several years.

Income from Operations. Operating profit as a percentage of revenue increased from 6% in 2009 to 8% in 2010 as a result of our overall control of operating expenses and an increase in our gross profit margin.  In 2010, we improved on our ability to leverage our operating expenses as illustrated by total operating expenses growing at a slower rate than the gross profit generated from our increases in revenue.

Other Income, net. Other income, net decreased to $0.5 million for the year ended December 31, 2010 from $0.7 million for the year ended December 31, 2009 due to the decrease in the average rate earned on our current invested balances from 0.6% for the year ended December 31, 2009 to 0.4% for the year ended December 31, 2010.  This decrease is the result of an overall decrease in market rates compared to the prior year period.

Income taxes. Income tax expense increased in 2010 compared to 2009 primarily due to the $14.9 million tax benefit from the release of a portion of our total valuation allowance on deferred U.S. tax assets included in our 2009 results, together with increased profitability during 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,
	2009	2008	Variance	Variance (%)
	(dollars in thousands)
Revenue	$120,643	$104,447	$16,196	16%
Gross profit	$81,294	$70,946	$10,348	15%
Gross margin percentage	67%	68%	(1)%	N/A
Operating expenses	$73,895	$67,593	$6,302	9%
Operating income	$7,399	$3,353	$4,046	121%
Net income	$17,729	$3,057	$14,672	480%

Revenue. Total revenue increased to $120.6 million for the year ended December 31, 2009 from $104.4 million in 2008. The increase in revenue was primarily attributable to an increase of $12.3 million in assay revenue in the ARP segment and continued growth in system sales and royalty revenue in the TSP segment, offset by a decrease in TSP segment consumable sales.

A breakdown of revenue for the years ended December 31, 2009 and 2008 is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	Variance	Variance (%)
System sales	$30,711	$28,136	$2,575	9%
Consumable sales	28,380	31,724	(3,344)	(11)%
Royalty revenue	18,312	14,897	3,415	23%
Assay revenue	31,054	18,715	12,339	66%
Service contracts	5,845	5,363	482	9%
Other revenue	6,341	5,612	729	13%
	$120,643	$104,447	$16,196	16%

The top five customers, by revenue, accounted for 48% of total revenue in 2009.  In particular, two customers accounted for 26% of 2009 total revenue (15% and 11% respectively).  No other customer accounted for more than 10% of total revenue in 2009.

Gross Profit. Gross profit increased to $81.3 million for the year ended December 31, 2009, as compared to $70.9 million for the year ended December 31, 2008. The gross profit margin percentage was 67% for the year ended December 31, 2009, down from 68% for the year ended December 31, 2008. Maintenance of our gross profit margin percentage was enabled by the high concentration of sales in our higher margin items such as assays, consumables and royalties.  The increase in gross profit was primarily attributable to the overall increase in revenue.

Research and Development Expense. Research and development expenses increased to $20.8 million for the year ended December 31, 2009 from $18.6 million for the year ended December 31, 2008. The increase was primarily attributable to increased activity by the ARP segment related to product development, an increase in materials, and additional personnel costs associated with the addition of employees and contract employees. Research and development headcount at December 31, 2009 was 132 as compared to 116 at December 31, 2008.  As a percentage of revenue, research and development expense decreased to 17% in 2009 as compared with 18% in 2008.

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

Segment Results of Operations

TSP Segment

Selected financial data for the year ended December 31, 2010 and 2009 of our TSP segment is as follows:

	Year Ended December 31,
	2010	2009	Variance	Variance (%)
	(dollars in thousands)
Revenue	$105,586	$87,389	$18,197	21%
Gross profit	$72,899	$57,649	$15,250	26%
Gross margin percentage	69%	66%	3%	N/A
Operating expenses	$56,922	$49,527	$7,395	15%
Operating income	$15,977	$8,122	$7,855	97%
Net income	$9,488	$21,406	$(11,918)	(56)%

Revenue. Total revenue increased 21% to $105.6 million for the year ended December 31, 2010 from $87.4 million in 2009.  The increase in revenue was primarily attributable to an increase in consumables sales and royalty revenue of $15.8 million resulting from expansion of the active installed base coupled with continued menu expansion by our partners.

A breakdown of revenue in the TSP segment for the years ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	Variance	Variance (%)

System sales	$30,379	$29,296	$1,083	4%
Consumable sales	40,004	28,316	11,688	41%
Royalty revenue	22,414	18,312	4,102	22%
Service contracts	6,162	5,552	610	11%
Other revenue	6,627	5,913	714	12%
	$105,586	$87,389	$18,197	21%

The top five customers, by revenue, accounted for 62% of total TSP segment revenue in 2010 compared to 56% in 2009.  In particular, three customers accounted for 50% of total TSP segment revenue in the year ended December 31, 2010 (21%, 17% and 12%, respectively).  For comparative purposes, these same three customers accounted for 45% of total TSP segment revenue (21%, 15% and 9%, respectively) in the year ended December 31, 2009.  The increase in percentage of total revenue represented by our three largest customers is primarily the result of the higher dollar amount of bulk purchases by one of our largest customers, and an increase in system purchases relative to historical purchases and as a result of increased activity with the launch of MAGPIX.  No other customer accounted for more than 10% of total TSP segment revenue during 2010.

System and peripheral component sales increased 4% to $30.4 million for the year ended December 31, 2010 from $29.3 million for 2009.  The TSP segment sold 920 of the 933 total multiplexing analyzers sold in 2010.  For the year ended December 31, 2010, five of our partners accounted for 753, or 82%, of total TSP segment multiplexing analyzers sold.  Five of our partners accounted for 552, or 66%, of total TSP segment multiplexing analyzers sold for the year ended December 31, 2009.

Consumable sales, comprised of microspheres and sheath fluid, increased 41% to $40.0 million during 2010 from $28.3 million in 2009.  This is primarily the result of an increase in bulk purchases due to increased commercial activity by our partners evidenced by expansion of reported end user sales from $281.8 million to $330.0 million. During 2010 we had 62 bulk purchases of consumables totaling approximately $32.6 million as compared with 51 bulk purchases totaling approximately $22.3 million in the prior year.   Partners who reported royalty bearing sales accounted for $31.2 million, or 78%, of total consumable sales for the year ended December 31, 2010.   A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter.  As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.

Royalty revenue increased 22% to $22.4 million for the year ended December 31, 2010 from $18.3 million for the year ended December 31, 2009.  This is the result of menu expansion and increased utilization of our partners’ assays on our technology.  We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the year ended December 31, 2010, we had 43 commercial partners submit royalties as compared with 39 for the year ended December 31, 2009.  Additionally, the 43 partners from whom we recognized $22.4 million in royalties in 2010 represented approximately $18.3 million of the total royalties in 2009, an increase of approximately 24% over their prior year payments.  Of the 43 partners submitting royalties in 2010, 74% were reporting an increase in royalty bearing sales over their 2009 royalty bearing sales.  Total royalty bearing sales reported to us by our partners were approximately $330.0 million for the year ended December 31, 2010 as compared to $281.8 million for the year ended December 31, 2009.

Service contracts, comprised of extended warranty contracts earned ratably over the term of a contract, increased 11% to $6.2 million during 2010 from $5.6 million in 2009.  This increase is attributable to increased penetration of the expanded installed base. At December 31, 2010, we had 1,221 Luminex systems covered under extended service agreements and $2.9 million in deferred revenue related to those contracts. At December 31, 2009, we had 1,086 Luminex systems covered under extended service agreements and $2.3 million in deferred revenue related to those contracts.

Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and grant revenue, increased 12% to $6.6 million for the year ended December 31, 2010 compared to $5.9 million for the year ended December 31, 2009.  This increase is primarily the result of increased part sales.

Gross Profit. The gross profit margin rate (gross profit as a percentage of total revenue) for the TSP segment increased to 69% for the year ended December 31, 2010 from 66% for the year ended December 31, 2009.  The increase is primarily the result of increased consumable and royalty sales, our highest margin items.   Consumables and royalties comprised $62.4 million, or 59%, of TSP segment revenue for the year ended December 31, 2010 and $46.6 million, or 53%, for the year ended December 31, 2009.  Gross profit for the TSP segment increased to $72.9 million for the year ended December 31, 2010, as compared to $57.6 million for the year ended December 31, 2009.  The increase in gross profit was primarily attributable to the overall increase in revenue along with the increase in gross profit margin rate.

Operating expenses. Research and development expense decreased to $10.7 million for the year ended December 31, 2010 from $10.9 million for 2009.  The slight decrease was primarily attributable to a decrease in direct material costs related to purchases made in the prior year related to the development of our MAGPIX system.  As a percentage of revenue, research and development expense was 10% in 2010 and 12% in 2009.

Selling, general and administrative expense increased to $46.2 million for the year ended December 31, 2010 from $38.7 million for 2009.  The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees of the TSP segment to 152 at December 31, 2010 from 119 at December 31, 2009.  The additional employees include employees added in the People’s Republic of China and Japan which increase our international support, service and marketing capabilities, the acquisition of BSD, as well as expansion domestically to support our global initiatives.  As a percentage of revenue, selling, general and administrative expense was flat at 44% for 2010 and 2009.

Income taxes. Income tax expense increased in 2010 compared to 2009 primarily due to the $14.9 million tax benefit from the release of a portion of our total valuation allowance on deferred U.S. tax assets included in our 2009 results together with increased profitability during 2010.

Selected financial data for the year ended December 31, 2009 and 2008 of our TSP segment is as follows:

	Year Ended December 31,
	2009	2008	Variance	Variance (%)
	(dollars in thousands)
Revenue	$87,389	$83,567	$3,822	5%
Gross profit	$57,649	$54,756	$2,893	5%
Gross margin percentage	66%	66%	0%	N/A
Operating expenses	$49,527	$45,723	$3,804	8%
Operating income	$8,122	$9,033	$(911)	(10)%
Net income	$21,406	$9,405	$12,001	128%

Revenue. Total revenue increased 5% to $87.4 million for the year ended December 31, 2009 from $83.6 million in 2008. The increase in revenue was primarily attributable to an increase in system sales and royalty revenue as a result of the continued acceptance and utilization of our technology in the marketplace offset by decreases in consumable sales.

A breakdown of revenue in the TSP segment for the years ended December 31, 2009 and 2008 is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	Variance	Variance (%)

System sales	$29,296	$26,408	$2,888	11%
Consumable sales	28,316	31,678	(3,362)	(11)%
Royalty revenue	18,312	14,897	3,415	23%
Service contracts	5,552	5,290	262	5%
Other revenue	5,913	5,294	619	12%
	$87,389	$83,567	$3,822	5%

The top five customers, by revenue, accounted for 56% of total TSP segment revenue in 2009 compared to 62% in 2008. In particular, two customers accounted for 37% of total TSP segment revenue in the year ended December 31, 2009 (21% and 16%, respectively). For comparative purposes, these same two customers accounted for 45% of total TSP segment revenue (24% and 21%, respectively) in the year ended December 31, 2008. The decrease in percentage of total revenue represented by our two largest customers was primarily the result of specific company factors and general market factors applicable to these customers. These factors resulted in a decrease in the dollar amount of bulk purchases by one of our largest customers and a decline in system purchases relative to their historical purchases by the other. No other customer accounted for more than 10% of total TSP segment revenue during 2009.

System and peripheral component sales increased 11% to $29.3 million for the year ended December 31, 2009 from $26.4 million for the year ended December 31, 2008. The TSP segment sold 838 of the 873 total system sales in 2009. For the year ended December 31, 2009, five of our partners accounted for 552, or 66%, of total TSP segment system sales for the period. Five of our partners accounted for 698, or 80%, of total TSP segment system sales for the year ended December 31, 2008.

Consumable sales, comprised of microspheres and sheath fluid, decreased 11% to $28.3 million during 2009 from $31.7 million in 2008. This was primarily the result of a decrease in the number and average dollar amount of bulk purchases. During 2009 we had 51 bulk purchases of consumables totaling approximately $22.3 million as compared with 49 bulk purchases totaling approximately $26.1 million in the prior year. Partners who reported royalty bearing sales accounted for $22.7 million, or 80%, of total consumable sales for the year ended December 31, 2009.

Royalty revenue increased 23% to $18.3 million for the year ended December 31, 2009 from $14.9 million for the year ended December 31, 2008.  This was primarily the result of our increased cumulative instrument placements, menu expansion, and utilization of our partners’ assays on our technology. We expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the year ended December 31, 2009, we had 39 commercial partners submit royalties as compared with 35 for the year ended December 31, 2008. Additionally, the 39 partners from whom we recognized $18.3 million in royalties in 2009 represented approximately $14.9 million of the total royalties in 2008, an increase of approximately 23% over their prior year payments. Total royalty bearing sales reported to us by our partners were approximately $281.8 million for the year ended December 31, 2009 as compared to $238.5 million for the year ended December 31, 2008.

Service contracts, comprised of extended warranty contracts earned ratably over the term of a contract, increased 5% to $5.6 million during 2009 from $5.3 million in 2008. This increase was attributable to increased penetration of the expanded installed base. At December 31, 2009, we had 1,086 Luminex systems covered under extended service agreements and $2.3 million in deferred revenue related to those contracts. At December 31, 2008, we had 967 Luminex systems covered under extended service agreements and $2.1 million in deferred revenue related to those contracts.

Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales and grant revenue, increased 12% to $5.9 million for the year ended December 31, 2009 compared to $5.3 million for the year ended December 31, 2008. This increase was primarily the result of an increase in grant revenue.

Gross Profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the TSP segment remained flat at 66% for the years ended December 31, 2009 and 2008. The increase in royalty revenue, one of our higher margin items, was offset by the decrease in consumable sales, another of our higher margin items. Consumables and royalties comprised $46.6 million, or 53%, of TSP segment revenue for the year ended December 31, 2009 and $46.6 million, or 56%, for the year ended December 31, 2008. Gross profit for the TSP segment increased to $57.6 million for the year ended December 31, 2009, as compared to $54.8 million for the year ended December 31, 2008. The increase in gross profit was primarily attributable to the overall increase in revenue.

Operating expenses. Research and development expense increased to $10.9 million for the year ended December 31, 2009 from $10.8 million for 2008. The slight increase was primarily attributable to an increase in personnel costs associated with the addition of employees offset by a decrease in professional consulting fees. The increase in the number of employees has allowed us to enhance our focus on development of our system, consumable and software products and the expansion of applications for use on our platforms. As a percentage of revenue, research and development expense was 12% in 2009 and 13% in 2008.

Selling, general and administrative expense increased to $38.7 million for the year ended December 31, 2009 from $34.9 million for 2008. The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees of the TSP segment to 119 at December 31, 2009 from 99 at December 31, 2008 and higher legal and professional fees. As a percentage of revenue, selling, general and administrative expense was 44% in 2009 as compared with 42% for 2008.

Income taxes. Income tax expense decreased in 2009 due to the $14.9 million tax benefit from the release of a portion of our total valuation allowance on deferred U.S. tax assets.

ARP Segment

Selected financial data for the year ended December 31, 2010 and 2009 of our ARP segment is as follows:

	Year Ended December 31,
	2010	2009	Variance	Variance (%)
	(dollars in thousands)
Revenue	$35,971	$33,254	$2,717	8%
Gross profit	$23,478	$23,645	$(167)	(1)%
Gross margin percentage	65%	71%	(6)%	N/A
Operating expenses	$28,204	$24,368	$3,836	16%
Operating income	$(4,726)	$(723)	$(4,003)	554%
Net income (loss)	$(4,257)	$(3,677)	$(580)	(16)%

A breakdown of revenue in the ARP segment for the years ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	Variance	Variance (%)

System sales	$2,605	$1,415	$1,190	84%
Consumable sales	100	64	36	56%
Assay revenue	32,204	31,054	1,150	4%
Service contracts	483	293	190	65%
Other revenue	579	428	151	35%
	$35,971	$33,254	$2,717	8%

Revenue. Total revenue increased 8% to $36.0 million for the year ended December 31, 2010 from $33.3 million in 2009. The increase in revenue was primarily attributable to a $1.2 million increase in system revenue, driven primarily by sales of 60 sample preparation systems together with a 4% increase in assay revenue, driven primarily by increased sales of our CF products.  BSD revenue of $2.3 million from the date of acquisition to year end has been included in the ARP Segment.  The top five customers, by revenue, accounted for 79% of total revenue in 2010 compared to 81% in 2009.  In particular, the top three customers in 2010 accounted for 62% of total revenue (29%, 17% and 16%, respectively) compared to the top three customers of 2009 which accounted for 67% of total revenue (31%, 21% and 15%, respectively).  The majority of our ARP segment revenues are generated from the sale of test kits.  Our top two product categories were CF and RVP, which represented over 89% and 89% of total assay revenue in the years ended December 31, 2010 and 2009, respectively.  Our ARP segment sold 13 multiplexing analyzers and 60 sample preparation systems during the year ended 2010 compared to 35 multiplexing analyzers in 2009.  Other revenue includes shipping revenue, training revenue, contract research and development fees and commercial milestone revenue.

Gross profit. The gross profit margin percentage for the ARP segment decreased to 65% in 2010 from 71% in 2009.  Gross profit for the ARP segment decreased to $23.5 million in 2010, as compared to $23.6 million in 2009.  The decrease in gross profit margin percentage was primarily attributable to the inclusion of enzymes in several of our assay products resulting in an increase in cost of goods sold which has a dilutive effective on our gross margins for such products, changes in revenue mix between our higher and lower gross margin items, intercompany eliminations which fluctuate depending upon the timing of sales of inventory purchased in prior periods, and to higher than usual inventory write downs in 2010 related to slower than anticipated transitions by our customers to new versions of two of our CF products.

Operating expenses. Research and development expense increased to $12.7 million for 2010 from $9.9 million for 2009. The increase in research and development expense was primarily the result of increases in materials and additional personnel costs associated with the addition of employees and contract employees resulting from increased activity related to product development and the acquisition of BSD. Research and development employees and contract employees of the ARP segment increased to 74 at December 31, 2010 from 60 at December 31, 2009.

Selling, general and administrative expense, including the amortization of acquired intangibles, increased to $15.5 million, or 43% of ARP segment revenue, for 2010 from $14.5 million, or 44% of ARP segment revenue for 2009.  The overall increase in selling, general, and administrative expenses is primarily due to increased management and support activity resulting from an expansion of our assay development activities and pipeline as well as the addition of BSD expenses, offset by a decrease related to the prior year payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR product line.

Selected financial data for the year ended December 31, 2009 and 2008 of our ARP segment is as follows:

	Year Ended December 31,
	2009	2008	Variance	Variance (%)
	(dollars in thousands)
Revenue	$33,254	$20,880	$12,374	59%
Gross profit	$23,645	$16,190	$7,455	46%
Gross margin percentage	71%	78%	(7)%	N/A
Operating expenses	$24,368	$21,870	$2,498	(11)%
Operating income	$(723)	$(5,680)	$4,957	(87)%
Net income (loss)	$(3,677)	$(6,348)	$2,671	42%

A breakdown of revenue in the ARP segment for the years ended December 31, 2009 and 2008 is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	Variance	Variance (%)

System sales	$1,415	$1,728	$(313)	(18)%
Consumable sales	64	46	18	39%
Assay revenue	31,054	18,715	12,339	66%
Service contracts	293	73	220	301%
Other revenue	428	318	110	35%
	$33,254	$20,880	$12,374	59%

Revenue. Total revenue increased 59% to $33.3 million for the year ended December 31, 2009 from $20.9 million in 2008. The increase in revenue was primarily attributable to a 66% increase in assay revenue, driven primarily by increased sales of RVP resulting from the H1N1 influenza.  The top five customers, by revenue, accounted for 81% of total revenue in 2009 compared to 72% in 2008.  In particular, the top two customers in 2009, one of which was not a top two customer in 2008, accounted for 52% of total revenue (31% and 21%, respectively) compared to the top two customers of 2008 which accounted for 48% of total revenue (27% and 21%, respectively). The majority of our ARP segment revenues are generated from the sale of test kits. Historically, over 70% of our total assay revenue was derived from our CF product line. In the year ended December 31, 2009, our top two ARP segment products were RVP and CF.  These two products represented approximately 89% and 83% of total assay revenue in the years ended December 31, 2009 and 2008, respectively. System sales during the year ended 2009 in the ARP segment decreased to 35 systems compared to 40 systems in 2008. Other revenue includes contract research and development fees and commercial milestone revenue.

Gross profit. The gross profit margin percentage for the ARP segment decreased to 71% for 2009 from 78% for 2008. Gross profit for the ARP segment increased to $23.6 million for 2009, as compared to $16.2 million for 2008. The decrease in gross profit margin percentage was primarily attributable to a contractual amendment with a partner resulting in a positive pricing adjustment of $327,000 in 2008 and accelerated amortization in 2009 of a license agreement related to the termination of a supply contract associated with our FlexmiR product line. The increase in gross profit was primarily attributable to the overall increase in revenue offset by the decrease in gross profit margin.

Operating expenses. Research and development expense increased to $9.9 million for 2009 from $7.8 million for 2008. The increase in research and development expense was primarily to the result of increased activity by the ARP segment related to product development, additional personnel costs and the related stock compensation costs associated with the increase in research and development employees and contract employees of the ARP segment to 60 at December 31, 2009 from 45 at December 31, 2008.

Selling, general and administrative expense, including the amortization of acquired intangibles, increased to $14.5 million for 2009 from $14.1 million for 2008. The slight increase in selling, general and administrative expense was primarily due to a decrease in marketing expenses, outside services and legal fees, offset by a payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR product line. We launched our next generation FlexmiR in July 2009.

Liquidity and Capital Resources

	December 31,	December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents	$89,487	$90,843
Short-term investments	28,404	8,511
Long-term investments	6,021	20,228
	$123,912	$119,582

At December 31, 2010, we held cash, cash equivalents and short-term and long-term investments of $123.9 million and had working capital of $151.9 million. At December 31, 2009, we held cash, cash equivalents and short-term and long-term investments of $119.6 million and had working capital of $122.4 million.  Cash, cash equivalents and investments have increased by approximately $4.3 million during the year ended December 31, 2010 from positive operating cash flows offset by capital expenditures of $11.1 million, the acquisition of BSD for $5.0 million, and the purchase of a cost method investment of $2.0 million.

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

Cash provided by operations was $24.2 million for the year ended December 31, 2010. The cash provided by operations funded our investing activities.  Cash used in investing activities was $27.0 million for the year ended December 31, 2010 as compared with cash provided by investing activities of $3.3 million for 2009.  The increase in cash used in investing activities was primarily attributable to capital expenditures of $11.1 million related to leasehold improvements for additional space leased in the U.S. and Japan and purchases of software and computer equipment, the acquisition of BSD of $5.0 million and a $2.0 million cost method investment.  Currently, exclusive of changes in available-for-sale securities, we expect cash used in investing activities to be primarily for purchases of property, plant and equipment, additional cost method investments and continued strategic investments or acquisitions.

Cash provided by financing activities was $1.3 million for the year ended December 31, 2010 as compared with cash provided by financing activities of $0.6 million for the year ended December 31, 2009 due to an increase in the proceeds from issuance of common stock due to exercises of stock options and warrants of $2.2 million in 2010 compared to $0.6 million in 2009 offset by increased payments on debt of $0.9 million in 2010 compared to $0.4 million in 2009.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, potential litigation expense, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2011.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) entering partnership agreements which include significant up front license fees, (iv) the stock repurchase program and (v) entering strategic investment or acquisition agreements requiring significant cash consideration.  See also the “Safe Harbor Cautionary Statement” and Item 1A “Risk Factors” above.

To the extent our capital resources are insufficient to meet future capital requirements we will have to raise additional funds to continue the development and deployment of our technologies. There can be no assurance that debt or equity funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms

Debt

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

LMD has agreed to repay the TPC funding through a royalty on revenues.  Royalty payments commenced in 2007 at a rate of 1% of total revenue and at a rate of 2.5% for 2008 and thereafter.  Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier.  The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date.  Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated.  Actual future sales generating a repayment obligation will vary from our projections, is subject to adjustment based upon the U.S. and Canadian exchange rate and are subject to the risks and uncertainties described elsewhere in this report, including under Item 1A “Risk Factors” and “Safe Harbor Cautionary Statement.”

Contractual Obligations

As of December 31, 2010, we had approximately $12.7 million in non-cancelable obligations for the next 12 months.  These obligations are included in our estimated cash usage during 2011.  The following table reflects our total current non-cancelable obligations by period as of December 31, 2010 (in thousands):

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Non-cancelable rental obligations	$10,322	$2,810	$4,946	$2,566	$-
Non-cancelable purchase obligations (1)	$12,551	9,377	942	1,083	1,149
Long-term debt obligations (2)	$4,786	849	2,143	1,794	-

Total (3)	$27,659	$13,036	$8,031	$5,443	$1,149

(1)
Purchase obligations include contractual arrangements in the form of purchase orders primarily as a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met.

(2)
LMD has agreed to repay the long term debt obligations through a royalty on revenues.  Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above.  The amount due within one year, as shown in the table above, is our estimated repayment amount based on the sales for the full year 2010.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at December 31, 2010, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore, $1.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above.  See Note 11 to the Consolidated Financial Statements for a discussion on income taxes.  In addition, $3.3 million of milestone payments under a collaboration agreement have not been included in the table above as it is not possible to estimate when, or even if, we will make these future potential payments.

Inflation

We do not believe that inflation has had a direct adverse effect on our operations to date.  However, a substantial increase in product and manufacturing costs and personnel related expenses could have an adverse impact on our results of operations in the event these expenses increase at a faster pace than we can increase our system, consumable and royalty rates.

Recently Adopted Accounting Standards

In February 2010, the Financial Accounting Standards Board (FASB) amended its guidance related to subsequent event disclosures.  The amendment eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated its subsequent events.  The amendment was effective immediately and we have adopted this guidance.

In January 2010, the FASB updated its guidance related to fair value measurements and disclosures. This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement in order to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, guidance will require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, the FASB clarified the disclosure requirements related to the use of judgment in determining the appropriate classes of assets and liabilities when reporting fair value measurement for each class and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The adoption of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB updated its revenue recognition guidance, amending the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.   We do not anticipate the adoption of this update to have a material impact on our consolidated financial statements.

In April 2010, the FASB updated its revenue recognition guidance related to the milestone method of revenue recognition.  This update provided guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  The update is effective for fiscal years beginning on or after June 15, 2010 and is effective on a prospective basis for milestones achieved after the adoption date.   We do not anticipate the adoption of this update to have a material impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at December 31, 2010 would yield a less than 1% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of December 31, 2010, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $640,000 on foreign currency denominated asset and liability balances as of December 31, 2010. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $393,000 was included in determining our consolidated results for the year ended December 31, 2010.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
of Luminex Corporation

We have audited Luminex Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Luminex Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BSD Robotics, which is included in the 2010 consolidated financial statements of Luminex Corporation and constituted 3% and 2% of total and net assets, respectively, as of December 31, 2010 and 2% and 12% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Luminex Corporation also did not include an evaluation of the internal control over financial reporting of BSD Robotics.

In our opinion, Luminex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luminex Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Luminex Corporation and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Luminex Corporation

We have audited the accompanying consolidated balance sheets of Luminex Corporation (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
February 25, 2011

LUMINEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$89,487	$90,843
Restricted cash	1,002	-
Short-term investments	28,404	8,511
Accounts receivable, (net of allowance for doubtful accounts of $298 and $523 at December 31, 2010 and 2009, respectively)	20,936	22,108
Inventories, net	24,932	17,524
Deferred income taxes	4,225	1,040
Prepaids and other	2,732	2,130

Total current assets	171,718	142,156

Property and equipment, net	22,084	17,255
Intangible assets, net	12,944	12,938
Deferred income taxes	6,363	14,732
Long-term investments	6,021	20,228
Goodwill	42,250	39,617
Other	4,430	1,087

Total assets	$265,810	$248,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,621	$8,430
Accrued liabilities	7,444	7,493
Deferred revenue	3,866	2,967
Current portion of long term debt	849	868

Total current liabilities	19,780	19,758

Long-term debt	3,351	3,591
Deferred revenue	4,303	4,614
Other	3,511	1,312

Total liabilities	30,945	29,275

Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,245,033 shares at December 31, 2010; 40,736,340 shares at December 31, 2009	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	295,422	285,648
Accumulated other comprehensive income	1,150	28
Accumulated deficit	(61,748)	(66,979)

Total stockholders' equity	234,865	218,738

Total liabilities and stockholders' equity	$265,810	$248,013

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenue	$141,557	$120,643	$104,447
Cost of revenue	45,180	39,349	33,501

Gross profit	96,377	81,294	70,946

Operating expenses:
Research and development	23,410	20,752	18,628
Selling, general and administrative	61,716	53,143	48,965

Total operating expenses	85,126	73,895	67,593

Income from operations	11,251	7,399	3,353

Interest expense from long-term debt	(419)	(481)	(592)
Other income, net	519	719	1,144
Settlement of litigation	-	(4,350)	-

Income before income taxes	11,351	3,287	3,905
Income taxes	(6,120)	14,442	(848)

Net income	$5,231	$17,729	$3,057

Net income per share, basic	$0.13	$0.44	$0.08

Shares used in computing net income per share, basic	41,030	40,562	37,868

Net income per share, diluted	$0.12	$0.43	$0.08

Shares used in computing net income per share, diluted	42,438	41,633	39,700

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$5,231	$17,729	$3,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,898	8,329	7,001
Stock-based compensation	9,436	8,160	7,251
Deferred income tax benefit (expense)	5,591	(15,496)	(105)
Loss on disposal of assets	-	25	8
Other	709	1,665	(415)
Changes in operating assets and liabilities:
Accounts receivable, net	2,199	(10,827)	694
Inventories, net	(5,811)	(5,935)	(5,081)
Other assets	(332)	(699)	(837)
Accounts payable	(1,776)	3,672	1,760
Accrued liabilities	(506)	(765)	(312)
Deferred revenue	536	(55)	830

Net cash provided by operating activities	24,175	5,803	13,851

Cash flows from investing activities:
Purchases of available-for-sale securities	(29,673)	(62,764)	-
Maturities of available-for-sale securities	23,693	33,968	-
Purchases of held-to-maturity securities	-	-	(55,868)
Maturities of held-to-maturity securities	-	42,501	20,310
Purchase of property and equipment	(11,102)	(10,369)	(4,449)
Business acquisition consideration, net of cash acquired	(5,012)	-	-
Acquisition activity	-	-	(481)
Increase in restricted cash	(1,000)	-	-
Proceeds from sale of assets	-	-	19
Purchase of cost method investment	(2,081)	-	-
Acquired technology rights	(1,825)	(29)	(1,216)

Net cash (used in) provided by investing activities	(27,000)	3,307	(41,685)

Cash flows from financing activities:
Proceeds from debt	-	453	-
Payments on debt	(895)	(440)	(134)
Proceeds from secondary offering, net of offering costs	-	-	74,722
Proceeds from issuance of common stock	2,173	567	7,075

Net cash provided by financing activities	1,278	580	81,663

Effect of foreign currency exchange rate on cash	191	(466)	557
Change in cash and cash equivalents	(1,356)	9,224	54,386
Cash and cash equivalents, beginning of year	90,843	81,619	27,233

Cash and cash equivalents, end of year	$89,487	$90,843	$81,619

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

				Accumulated
	Common Stock		Additional	Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity

Balance at December 31, 2007	35,391,211	$35	$191,218	$(8)	$(87,765)	$103,480
Exercise of stock options	644,057	1	7,075	-	-	7,076
Issuances of restricted stock, net of shares withheld for taxes	273,814	-	(1,281)	-	-	(1,281)
Stock compensation	-	-	7,251	-	-	7,251
Net income	-	-	-	-	3,057	3,057
Secondary public offering, net of offering costs	4,025,000	4	74,718	-	-	74,722
Tax benefits associated with options	-	-	274	-	-	274
Foreign currency translation adjustment	-	-	-	(39)	-	(39)
Balance at December 31, 2008	40,334,082	$40	$279,255	$(47)	$(84,708)	$194,540
Exercise of stock options	71,602	1	566	-	-	567
Issuances of restricted stock, net of shares withheld for taxes	330,656	-	(2,371)	-	-	(2,371)
Stock compensation	-	-	8,160	-	-	8,160
Net income	-	-	-	-	17,729	17,729
Tax benefits associated with options	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	12	-	12
Other	-	-	-	63	-	63
Balance at December 31, 2009	40,736,340	$41	$285,648	$28	$(66,979)	$218,738
Exercise of stock options	220,878	-	2,173	-	-	2,173
Issuances of restricted stock, net of shares withheld for taxes	287,815	-	(1,835)	-	-	(1,835)
Stock compensation	-	-	9,436	-	-	9,436
Net income	-	-	-	-	5,231	5,231
Tax benefits associated with options	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,070	-	1,070
Other	-	-	-	52	-	52
Balance at December 31, 2010	41,245,033	$41	$295,422	$1,150	$(61,748)	$234,865

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Luminex Corporation, the “Company” or “Luminex”, develops, manufactures and sells proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries.  The Company’s xMAP® technology, an open architecture, multiplexing technology, allows the Luminex systems to simultaneously perform up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, LEDs, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. The Company’s xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

The acquisition of Bizpac (Australia) Pty. Ltd., or BSD, was completed on May 24, 2010; therefore the results of operations of BSD in the Company’s consolidated financial statements only include BSD results since that date.

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

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date.  The fair value of all securities is determined by quoted market prices and market interest rates as of the end of the reporting period.  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Fair Value of Financial Instruments

The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, cost-method investments, long-term investments, accounts payable, accrued liabilities, and long-term debt.  Except for the fair value of the Company’s long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2010 and 2009. See Note 12 for further details concerning the fair value of the Company’s long-term debt.

Supplemental Cash Flow Statement Information

	Year Ended December 31,
	2010	2009	2008
Cash paid during the period for interest and penalties	$915	$456	$160
Effect of acquisitions:
Fair value of tangible assets acquired	1,550	-	-
Liabilities assumed	(116)	-	-
Cost in excess of fair value of assets acquired	2,181	-	-
Acquired identifiable intangible assets	1,209	-	-
Deferred tax liabilities, net	(136)	-	-
In-process research and development	583	-	-
	5,271	-	-
Less accrued contingent consideration	41	-	-
Less cash and cash equivalents acquired	218	-	-
Net cash paid for business acquisition	$5,012	$-	$-

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

One Lambda, Inc. accounted for 21%, 21% and 24% of the Company’s total TSP segment revenues in 2010, 2009 and 2008, respectively. Bio-Rad Laboratories, Inc. accounted for 17%, 16% and 21% of the Company’s total TSP segment revenues in 2010, 2009 and 2008, respectively.  Millipore accounted for 12%, less than 10%, and less than 10% of the Company’s total TSP segment revenues in 2010, 2009, and 2008, respectively.  Fisher Scientific accounted for 29%, 31% and 21% of the Company’s total ARP segment revenues in 2010, 2009 and 2008, respectively.  Genzyme Genetics accounted for 17%, 15%, and 27% of the Company’s total ARP segment revenues in 2010, 2009 and 2008, respectively.  Abbott Laboratories accounted for 16%, 21% and less than 10% of the Company’s total ARP segment revenues in 2010, 2009 and 2008, respectively.  LabCorp accounted for 12%, less than 10%, and less than 10% of the Company’s total ARP segment revenues in 2010, 2009 and 2008, respectively.  No other customer accounted for more than 10% of total segment revenues in 2010, 2009 or 2008.

Inventories

Inventories, consisting primarily of raw materials and purchased components, are stated at the lower of cost or market, with cost determined according to the standard cost method.  The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

Property and Equipment

Property and equipment are carried at cost less accumulated amounts for amortization and depreciation. Property and equipment are generally amortized or depreciated on a straight-line basis over the useful lives of the assets, which range from two to seven years. Leasehold improvements and equipment under capital lease are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvements and equipment.  The Company classifies the carrying value of Luminex xMAP Instruments placed within the reagent rental program and the instruments on loan to customers in property and equipment as "Assets on loan/rental".

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  In accordance with ASC 350 “Goodwill and Other” (ASC 350), goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise, on a reporting unit level.  The Company allocates goodwill to one reporting unit, the ARP segment, for goodwill impairment testing.  In performing the impairment test, the Company utilizes the two-step approach prescribed under the ASC.  The first step requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit.  If in step one of the annual test, the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed in step two to measure the amount of the impairment loss, if any.  Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions.  The Company utilizes the income approach based on a discounted cash flow analysis to determine its fair value estimates, and then uses market comparisons as a reasonability check to ensure that neither the income approach nor the market comparisons yielded significantly different results. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. As the Company’s ARP segment and goodwill came into existence in 2007 due to the acquisition of Tm Biosciences, now referred to as LMD, and our subsequent acquisition of BSD on May 24, 2010, the Company believes that the DCF method best aligns with how the Company approached these acquisitions and determined the value of the acquired companies.  This methodology used to determine fair value has been consistently applied since the inception of the Company’s goodwill in 2007; however, the assumptions and estimates are updated each year.  The Company’s estimates are based on revenue projections by product line, and include judgment based on historical growth and scheduled product approvals by the various governmental authorities. The Company believes its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The most significant assumptions used in the discounted cash flow methodology are the discount rate, based upon the estimated weighted average cost of capital (WACC), and the terminal growth rate, based upon strategic studies the Company commissioned and the Company’s own internal analysis.  A WACC rate of 15.0% and a terminal growth rate of 2.8% were used by the Company in 2010.

To determine the Company’s WACC rate, the Company performed a peer company analysis and considered the weighted average return on debt and equity, the updated risk-free interest rate, beta, equity risk premium, and entity specific size risk premium.  The Company’s terminal growth rates are based upon market estimates provided in strategic studies previously commissioned by the Company and the Company’s own internal analysis.  The Company’s analysis yielded an estimated fair value in excess of the carrying value by over 50% for 2010.

Concurrent with the above analysis, the Company performed a sensitivity analysis based upon reasonably likely changes to determine if the Company’s DCF analysis would result in impairment if the following changes were made to the Company’s assumptions:  i) assumed WACC rate was increased by 5 percentage points; ii) future revenue was 75% of the Company’s projections in the DCF model; or iii) the terminal growth rate used was 50% lower.  None of these sensitivity analyses resulted in an estimated fair value less than the carrying amount of the reporting unit.  No goodwill impairments were recorded in 2010 or 2009.

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

Product-Related Expenses

The Company provides for the estimated cost of initial product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.  Shipping and handling costs associated with product sales are included in cost of sales. Advertising costs are charged to operations as incurred.  The Company does not have any direct-response advertising.   Advertising expenses, which include trade shows and conventions, were approximately $2.8 million, $1.8 million and $1.7 million for 2010, 2009 and 2008, respectively, and were included in selling, general and administrative expense in the Consolidated Statements of Operations.

Research and Development Costs

Research and development costs are generally expensed in the period incurred.  Nonrefundable advance payments for research and development activities for materials, equipment, facilities, and purchased intangible assets that have an alternative future use are deferred and capitalized.  The capitalized amounts are expensed as the related goods are delivered or the services are performed.  In addition, the Company capitalizes certain internally developed products used for evaluation during development projects that also have alternative future uses.  These internally developed assets are generally depreciated on a straight-line basis over the useful life of the assets, which range from two months to one year.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, “Foreign Currency Matters”. The reporting currency for the Company is the U.S. dollar. With the exception of its Canadian subsidiary, whose functional currency is the U.S. dollar, the functional currency of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including inter-company accounts receivable and payable, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. Revenues and expenses are translated using average exchange rates during the respective period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in selling, general and administrative expenses in the Consolidated Statement of Operations and to date have not been material.

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

Income Taxes

The Company accounts for income under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that those assets will be realized.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company.

The Company accounts for uncertain tax positions in accordance with ASC 740, “Income Taxes” which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in the Company’s financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Earnings Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and potential common shares from outstanding stock options, restricted stock units and contingently issuable shares resulting from an award subject to performance or market conditions determined by applying the treasury stock method. In periods with a net loss, potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, would be excluded from historical diluted loss per share because of their anti-dilutive effect.

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

Segment Reporting

Management has determined that the Company has two segments for financial reporting purposes:  the TSP segment and the ARP segment.  See Note 18 – Segment and Geographic Information.

NOTE 2 – BUSINESS COMBINATIONS

On May 24, 2010, the Company completed the acquisition of 100% of the outstanding shares of BSD, an Australia-based, privately-held, manufacturer and wholesaler of laboratory instruments.  This acquisition was undertaken to provide the Company access to new technology and products, an innovative development team, and an established presence in important strategic markets.

BSD specializes in automation and robotics in the field of dry sample preparation handling. BSD, founded in 1991, is headquartered in Brisbane, Queensland, Australia.  BSD has established positions in the worldwide newborn screening, forensics, human identification and several molecular diagnostics markets.

The results of operations for BSD have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.  The Company has concluded that the acquisition of BSD does not represent a material business combination and therefore no pro forma financial information has been provided herein.

The aggregate purchase price of $5.3 million was comprised of the following components (in thousands):

Cash consideration	$5,230
Contingent consideration	41
Total purchase price	$5,271

The acquisition also provides for contingent consideration made up of earn-out payments not to exceed AUD $1.4 million (approximately $1.4 million USD as of December 31, 2010 applicable exchange rates) based on BSD’s exceeding gross revenue targets between the acquisition date and December 31, 2015.  The Company has considered the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations”, and concluded that this contingent consideration will represent additional purchase price.  The Company has recognized this contingent consideration at the acquisition date at its fair value of $41,000 and there have been no adjustments to this fair value as of December 31, 2010.  This fair value was estimated using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 6.  The key assumptions in applying the income approach are the 21% discount rate and the probability-adjusted revenues of BSD.  Subsequent changes in the fair value of this contingent consideration will be recognized in the income statement.  There is an additional payment to one of the previous shareholders of BSD of AUD $91,000 ($92,000 USD as of December 31, 2010 applicable exchange rates) that is payable over two years that will be considered compensation under ASC 805, and therefore, is not included in the purchase price.  This payment could be accelerated if the 2011 earn-out gross revenue target is met.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible assets assumed as of May 24, 2010	$1,298
Intangible assets subject to amortization	1,792
Goodwill	2,181
Total purchase price	$5,271

The Company has finalized the purchase price allocation.  If information later becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be recognized in the income statement.

Restricted Cash

The Company had $1.0 million and $0 of restricted cash as of December 31, 2010 and December 31, 2009, respectively, representing funds placed in escrow in a Luminex account for the acquisition of BSD.  The Company is holding these funds back from the cash consideration paid to the sellers of BSD for a term of two years.  These funds will be available to compensate the Company for certain losses, damages and other costs as defined in the agreement related to the BSD acquisition.  The Company has recorded a corresponding amount in other long-term liabilities.

NOTE 3 – INVESTMENTS

Available-for-sale securities consisted of the following as of December 31, 2010 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value

Current:
Money Market funds	$52,494	$-	$-	$52,494
Government sponsored debt securities	2,008	7	-	2,015
Non-government sponsored debt securities	51,315	81	(7)	51,389
Total current securities	105,817	88	(7)	105,898

Noncurrent:
Non-government sponsored debt securities	6,018	14	(11)	6,021
Total noncurrent securities	6,018	14	(11)	6,021

Total available-for-sale securities	$111,835	$102	$(18)	$111,919

There were no proceeds from the sales of available-for-sale securities during the year ended December 31, 2010 or 2009.  Net unrealized holding gains and losses of $84,000 on available-for-sale securities have been included in accumulated other comprehensive gain (loss).

The estimated fair value of available-for-sale debt securities at December 31, 2010, by contractual maturity, was as follows (in thousands):

Estimated Fair Value

Due in one year or less	$53,404
Due after one year through two years	6,021
$59,425

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

NOTE 4 - ACCOUNTS RECEIVABLE AND RESERVES

The Company records an allowance for doubtful accounts based upon a specific review of all outstanding invoices, known collection issues and historical experience. The Company regularly evaluates the collectability of its trade accounts receivables and performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and its assessment of the customer’s current credit worthiness. These estimates are based on specific facts and circumstances of particular orders, analysis of credit memo data and other known factors.  Accounts receivable consisted of the following at December 31 (in thousands):

	2010	2009

Accounts receivable	$21,234	$22,631
Less: Allowance for doubtful accounts	(298)	(523)

	$20,936	$22,108

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2007	$356
Reductions charged to costs and expenses	(50)
Write-offs of uncollectible accounts	(34)

Balance at December 31, 2008	$272
Reductions charged to costs and expenses	-
Write-offs of uncollectible accounts	(7)
Increase in allowance charged to expense	258

Balance at December 31, 2009	$523
Reductions charged to costs and expenses	(174)
Write-offs of uncollectible accounts	(51)

Balance at December 31, 2010	$298

NOTE 5 - INVENTORY, NET

Inventory consisted of the following at December 31 (in thousands):

	2010	2009
Parts and supplies	$13,400	$9,499
Work-in-progress	6,301	4,064
Finished goods	5,231	3,961
	24,932	17,524

The Company has non-cancelable purchase commitments with certain of its component suppliers in the amount of approximately $12.5 million at December 31, 2010. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

NOTE 6 – FAIR VALUE MEASUREMENT

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements at December 31, 2010 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$52,494	—	—	$52,494
Non-government sponsored debt securities	57,410	—	—	57,410
Government sponsored debt securities	2,015	—	—	2,015
Cost-method equity investment	—	—	2,081	2,081

Liabilities:
Long term Debt			$3,565	$3,565
Contingent Consideration			41	41

	Fair Value Measurements at December 31, 2009 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$60,299	—	—	$60,299
Non-government sponsored debt securities	51,690	—	—	51,690
Government sponsored debt securities	2,047	—	—	2,047

Liabilities:
Long term Debt	—	—	$4,079	$4,079

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2010	2009

Laboratory equipment	$15,741	$12,389
Leasehold improvements	12,830	9,317
Computer equipment	4,619	3,602
Purchased software	9,953	7,172
Furniture and fixtures	3,836	3,524
Assets on loan/rental	2,081	1,849
Capital lease equipment	116	116

	49,176	37,969
Less: Accumulated amortization and depreciation	(27,092)	(20,714)

	$22,084	$17,255

Depreciation expense was $6.4 million, $5.7 million, and $4.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the acquisition of BSD, the Company recorded approximately $2.2 million of goodwill and $1.8 million of other identifiable intangible assets.  For impairment testing purposes, the Company has assigned all of the BSD goodwill to the ARP segment.  This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	2010	2009
Balance at beginning of year	$39,617	$39,617
Acquisition of BSD	2,181	-
Foreign currency translation adjustments	452	-
Balance at end of year	$42,250	$39,617

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

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2009
Balance at December 31, 2008	$17,400	$1,100	$-	$-	$18,500
Additions	-	-	-	-	-
Balance at December 31, 2009	17,400	1,100	-	-	18,500
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2008	(3,465)	(134)	-	-	(3,599)
Amortization expense	(1,890)	(73)	-	-	(1,963)
Accumulated amortization balance at December 31, 2009	(5,355)	(207)	-	-	(5,562)
Net balance at December 31, 2009	$12,045	$893	$-	$-	$12,938

Weighted average life (in years)	9	15

2010
Balance at December 31, 2009	$17,400	$1,100	$-	$-	$18,500
Additions due to acquisition of BSD	825	152	232	583	1,792
Foreign currency translation adjustments	182	33	51	129	395
Balance at December 31, 2010	18,407	1,285	283	712	20,687
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2009	(5,355)	(207)	-	-	(5,562)
Amortization expense	(2,000)	(99)	(68)	-	(2,167)
Foreign currency translation adjustments	(7)	(2)	(5)	-	(14)
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	-	(7,743)
Net balance at December 31, 2010	$11,045	$977	$210	$712	$12,944

Weighted average life (in years)	9	15	4

The estimated aggregate amortization expense for the next five years and thereafter is as follows (in thousands):

2011	$2,336
2012	2,265
2013	2,218
2014	2,190
2015	1,425
Thereafter	1,798
12,232
IP R&D	712
$12,944

NOTE 9 – OTHER ASSETS

Other assets consisted of the following at December 31 (in thousands):

	2010	2009

Purchased technology rights (net of accumulated amortization of $1,007 and $1,215 in 2010 and 2009, respectively)	$2,350	$817
Cost-method investment	2,081	-
Other	333	288

	4,764	1,105
Less: Current portion	(334)	(18)

	$4,430	$1,087

For the years ended December 31, 2010 and 2009, the Company recognized amortization expense related to the amortization of these acquired technology rights of approximately $393,000 and $667,000, respectively.  Estimated future amortization expense will be $522,000 in 2011, $519,000 in 2012, $436,000 in 2013, $237,000 in 2014, $227,000 in 2015 and $409,000 thereafter.

Non-Marketable Securities and Other-Than-Temporary Impairment

In the second quarter of 2010, the Company invested $2.1 million in a private company based in the U.S.  This minority investment in the private company is included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee as the Company owns less than 20% of the voting equity and the investee is not publicly traded.  The Company regularly evaluates the carrying value of this cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income, net in the Consolidated Statements of Operations.

NOTE 10 - ACCRUED WARRANTY COSTS

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2007	$259
Warranty expenses	(946)
Accrual for warranty costs	1,166
Accrued warranty costs at December 31, 2008	479
Warranty expenses	(1,003)
Accrual for warranty costs	1,105
Accrued warranty costs at December 31, 2009	581
Warranty expenses	(980)
Accrual for warranty costs	876
Accrued warranty costs at December 31, 2010	$477

NOTE 11 - INCOME TAXES

The components of income before income taxes for the years ended December 31 are as follows (in thousands):

	2010	2009	2008

Domestic	$16,625	$8,236	$13,021
Foreign	(5,274)	(4,949)	(9,116)
Total	$11,351	$3,287	$3,905

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2010	2009	2008
Current:
Federal	$7,498	$194	$308
Foreign	(391)	(41)	146
State	962	295	394
Total current	$8,069	$448	$848

Deferred:
Federal	(1,738)	(13,263)	-
Foreign	(210)	-	-
State	(1)	(1,627)	-
Total deferred	(1,949)	(14,890)	-

Total provision (benefit) for income taxes	$6,120	$(14,442)	$848

The provision (benefit) for income taxes differs from amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended December 31,
	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.5%	5.7%	7.3%
Permanent items	11.5%	25.5%	16.0%
Effect of foreign operations	0.8%	0.2%	(0.6)%
Research and incentive tax credit generated	(37.2)%	(48.4)%	(21.9)%
Valuation allowance	39.8%	(451.2)%	0.0%
Deferred assets not benefited	0.0%	(0.0)%	(14.4)%
Income tax reserves	(1.5)%	(0.0)%	0.0%
Other	0.0%	(6.0)%	0.0%
	53.9%	(439.2)%	21.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2010	2009	2008
Deferred tax assets:
Current deferred tax assets
Accrued Liabilities and other	$4,302	$2,323	$1,656
Gross current deferred tax assets	4,302	2,323	1,656
Valuation allowance	(77)	(801)	(1,654)
Net current deferred tax assets	4,225	1,522	2
Noncurrent deferred tax assets
Net operating loss and credit carryforwards	30,312	53,528	49,726
Deferred revenue	3,323	2,906	2,835
Depreciation and amortization	7,382	3,099	6,924
Stock compensation	4,527	1,922	3,191
Gross noncurrent deferred tax assets	45,544	61,455	62,676
Valuation allowance	(34,756)	(42,575)	(57,577)
Net noncurrent deferred tax assets	$10,788	$18,880	$5,099

Deferred tax liabilities:
Current deferred tax liabilities
Accrued Liabilities and other	$-	$(482)	-
Total current deferred tax liabilities	-	(482)	-
Net current deferred tax asset	$4,225	$1,040	$2
Noncurrent deferred tax liabilities
Depreciation and amortization	$(883)	$-	$-
Stock Compensation	$(61)	$-	$-
Acquired intangibles	$(3,481)	$(4,148)	$(4,825)
Total noncurrent deferred tax liabilities	$(4,425)	$(4,148)	$(4,825)
Net noncurrent deferred tax asset	$6,363	$14,732	$274
Net deferred tax assets	$10,588	$15,772	$276

The valuation allowance decreased by approximately $8.5 million in fiscal year 2010 and decreased by $15.3 million in fiscal year 2009.  During fiscal year 2010, the Company removed net operating losses attributable to excess employee stock option deductions from deferred tax assets along with the related valuation allowance.  This had no impact on the effective tax rate but reduced the valuation allowance by approximately $17.9 million. The Company recorded an additional amount of valuation allowance related to the provision for the Canadian subsidiary of approximately $9.4 million which is reflected as an increase in income tax expense in the effective tax rate.   During fiscal year 2009, we released approximately $14.9 million of the valuation allowance that had been placed on our U.S deferred tax assets.  This release was based on our history of utilizing deferred tax assets and our expectation to do so again in fiscal year 2010.  At December 31, 2010, we had federal net operating losses carryforwards of $55.5 million which are attributable to excess employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized.  The federal net operating losses begin expiring in 2021.  The Company also has federal research and development credit carryforwards of approximately $0.4 million that will begin to expire in 2013 if not utilized prior to that time.  We have net operating losses in various states that total $9.1 million. The state net operating loss carryforwards expire in fiscal years 2011 through 2026. In addition, the Company has Canadian non-capital income tax loss carryforwards of $21.8 million, a scientific research and experimental development pool in Canada of $42.3 million, and investment tax credits in Canada of $9.2 million that will begin to expire with the 2010 tax filing.  Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986.  The annual limitation may result in the expiration of net operating losses and research and development credits before utilization.

Undistributed earnings of our foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  The cumulative amount of undistributed earnings of our non-U.S. subsidiaries was approximately $1.6 million at December 31, 2010, $0.9 million at December 31, 2009 and $0 at December 31, 2008.  The ultimate tax liability related to repatriation of our undistributed earnings is not estimable at the present time.

On January 1, 2007, the Company adopted the provisions of ASC 740-10 (FIN No. 48). There were no liabilities, interest or penalties recorded for uncertain tax positions as a result of the adoption. Under ASC 740-10, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, under ASC 740-10, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions.

As of December 31, 2010 and December 31, 2009, the Company had recorded gross unrecognized tax benefits of approximately $1.3 million and $0.8 million, respectively.  All of the unrecognized tax benefits as of December 31, 2010, if recognized, would impact the effective tax rate.  The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense.  During the years ended December 31, 2010 and 2009, the Company recognized approximately $9,000 and $3,000 in tax related interest and penalties, respectively.  Reserves for interest and penalties as of December 31, 2010 and 2009 are not significant as the Company has net operating loss carryovers.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at December 31, 2008	$251
Additions based on tax positions related to the current year	74
Additions for tax positions of prior years	508
Reductions for tax positions of prior years	-
Settlements	-
Lapse of statute of limitations	-
Cumulative translation adjustment	-
Balance at December 31, 2009	$833
Additions based on tax positions related to the current year	260
Additions for tax positions of prior years	158
Reductions for tax positions of prior years	-
Settlements	-
Lapse of statute of limitations	-
Cumulative translation adjustment	-
Balance at December 31, 2010	$1,251

As of December 31, 2010, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations.  In the United States, the statutes of limitations with respect to the federal income tax returns for tax years after 1996 are open.  In Canada, the statutes of limitations with respect to the federal income tax returns for years after 2002 are open.  There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. The Company is not currently under audit in any major taxing jurisdictions.

NOTE 12 - LONG-TERM DEBT

On December 31, 2010, long-term debt consisted of a loan payable to Technology Partnership Canada (TPC) valued at $3.4 million and the related short term interest payable of $849,000.

On December 12, 2003, LMD entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to $7.3 million (Cdn) relating to the development of several genetic tests.  This agreement was amended in March 2009.  Funds were advanced from TPC, a special operating program.  The actual payments received by the Company were predicated on eligible expenditures made during the amended project period which ended July 31, 2008.  As of December 31, 2010, the Company had received $4.9 million from TPC ($4.9 million (Cdn)) which is expected to be repaid along with approximately $1.6 million of imputed interest for a total of approximately $6.5 million ($6.5 million (Cdn)).  Approximately $1.7 million ($1.7 million (Cdn)) of the interest and advances has been repaid as of December 31, 2010.

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

Estimated repayments on the debt for the next five years and thereafter are as follows (in thousands):

2011	$849
2012	1,017
2013	1,127
2014	1,421
2015	373
Thereafter	-
$4,787
Less: Amount representing implied interest	(269)
Total principal repayments	$4,518
Discount	(318)
Total long-term debt	$4,200
Less: Current portion of long-term debt	(849)
$3,351

In 2010 and 2009, the Company had imputed interest expense related to its long-term debt of $161,000 and $179,000, respectively, recorded in the ARP segment.  The effective interest rate was 3.91% and 4.03% as of December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, the fair value of the Company’s long-term debt was approximately $3.6 million and $4.1 million, respectively.  The Company’s long-term debt is classified as a Level 3 instrument and the Company has used a discounted cash flow (DCF) model to determine the estimated fair value as of December 31, 2010 and 2009.  The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the TPC debt.  In making these assumptions, the Company considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

NOTE 13 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income	$5,231	$17,729	$3,057

Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	41,030	40,562	37,868
Effect of dilutive securities:
Stock options and awards	1,408	1,071	1,832

Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,438	41,633	39,700

Basic net income per share	$0.13	$0.44	$0.08
Diluted net income per share	$0.12	$0.43	$0.08

Restricted stock awards (RSAs) and stock options to acquire 836,000, 690,000, and 623,000 shares for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

NOTE 14 - STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/ LOSS

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders.  At December 31, 2010 and 2009, there was no preferred stock issued and outstanding.

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

Warrants

As of December 31, 2010, there were warrants outstanding for the purchase of approximately 46,000 shares of Luminex common stock with an exercise price of $16.39.  All of these warrants are exercisable as of December 31, 2010 and expire on August 15, 2011.

Comprehensive Income/Loss

The Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation and unrealized gains and losses on available-for-sale securities.  Comprehensive income for the year ended December 31, 2010 was approximately $6.4 million and comprehensive income for the year ended December 31, 2009 was approximately $17.8 million.

NOTE 15 - EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock-Based Compensation

At December 31, 2010, the Company has two stock-based employee compensation plans pursuant to which grants may be made: the 2006 Management Stock Purchase Plan (the “MSPP”) which was approved at the Company’s Annual Meeting on May 25, 2006 and the Amended and Restated 2006 Equity Incentive Plan (the “Equity Incentive Plan”) which was approved at the Company’s Annual Meeting on May 25, 2006 and amended at the Company’s Annual Meeting on May 21, 2009.  No further grants shall be made pursuant to the 2000 Long-Term Incentive Plan (the “2000 Plan”), the 2001 Broad-Based Stock Option Plan (the “2001 Plan”), or the Tm Bioscience Corporation Share Option Plan (the “Tm Plan”) that the Company assumed in connection with the Tm acquisition.  The Tm Plan governs the former Tm options which were exchanged for options to purchase shares of Luminex common stock in connection with the acquisition.

Equity Incentive Plans

Under the Company’s Equity Incentive Plan, 2000 Plan, 2001 Plan, and the Tm Plan, certain employees, consultants and non-employee directors have been granted RSAs, restricted share units (RSUs) and options to purchase shares of common stock.  The options, RSAs, and RSUs generally vest in installments over a four to five year period, and the options expire either five or ten years after the date of grant.  Under the Equity Incentive Plan, certain employees, directors of, and consultants to the Company are eligible to be granted RSAs, RSUs, and options to purchase common stock.  The MSPP provides for the granting of rights to defer an elected percentage of their bonus compensation through the purchase of restricted shares of the Company’s common stock, discounted by 20%, to certain officers of the Company.  As of December 31, 2010, there were approximately 1.6 million shares authorized for future issuance under the Company’s Equity Incentive Plan and 500,000 shares eligible for purchase, pursuant to the terms and conditions thereof, under the MSPP.

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

On December 4, 2008, March 11, 2009 and March 9, 2010 the Board adopted the Luminex Corporation 2008 Long Term Incentive Plan (the “2008 LTIP”), the Luminex Corporation 2009 Long Term Incentive Plan (the “2009 LTIP”) and the Luminex Corporation 2010 Long Term Incentive Plan (the “2010 LTIP”), respectively.  Awards under all of the LTIP plans were granted by the Board in the form of RSUs and are to be treated as Performance Awards under the Equity Incentive Plan.  Grants of RSUs under the LTIP plans shall initially be unvested and represent the maximum amount of shares that participants may receive under the plan, assuming achievement of the maximum level of performance goals established for the grant, and subject to adjustment for certain transactions and other non-recurring events that may affect Luminex or its financial performance.

On December 4, 2008, the Company’s Chief Executive Officer was granted an unvested RSU under the 2008 LTIP for 102,564 shares of Luminex Common Stock, and the Company’s then Chief Operating Officer was granted an unvested RSU under the 2008 LTIP for 76,923 shares of Luminex Common Stock. Partial or complete vesting of the RSUs shall be dependent upon the continued employment and the achievement of certain performance goals during the performance period extending from the date of grant through December 31, 2010.  The Company’s former Chief Operating Officer forfeited his entire grant upon his resignation on February 1, 2009.

The 2008 LTIP performance goals are as described below:

•
Partial or complete achievement of the trading price goal is dependent upon the average closing price of Luminex’s Common Stock for the twenty consecutive trading days ending December 31, 2010, inclusive, subject to certain adjustments as described in the 2008 LTIP. There is a range of trading price targets as follows: a minimum threshold of $24.79 per share, a target of $28.17 per share, and a maximum goal of $44.73 per share.  No shares were earned for this goal under the 2008 LTIP.

•
Partial or complete achievement of the operating cash flow goal is dependent upon the average quarterly “total operating cash flows” per diluted share for the four quarters ended December 31, 2010, as further described in the 2008 LTIP. “Total operating cash flows” means Luminex’s GAAP net cash provided by operating activities as shown on its financial statements for the 12 month period ended December 31, 2010, as further described in the 2008 LTIP. There is a range of targets as follows: a minimum threshold of $0.101 per share, a target of $0.111 per share, and a maximum goal of $0.157 per share.  An estimate of achievement for the operating cash flow goal is reflected in the financial statements.  The final determination of the shares earned for this goal will be made by the compensation committee of the Board of Directors subsequent to the filing of this Form 10-K.

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

On March 9, 2010, the Company’s Chief Executive Officer was granted an award for an unvested RSU under the 2010 LTIP for $2,200,000 worth of shares of Luminex Common Stock, and the Company’s Chief Financial Officer was granted an award for an unvested RSU under the 2009 LTIP for $825,000 worth of shares of Luminex Common Stock.  The actual maximum number of shares of 132,930 shares and 49,848 shares for the CEO and CFO, respectively, was determined on March 11, 2010, based upon the closing price of the stock on that date.  Performance goals under the grants are based on the following components, with the following weights given to each: 50% on the trading price of Luminex Common Stock at the end of the performance period and 50% on Luminex’s operating cash flows per diluted share at the end of the performance period.

The 2010 LTIP performance goals are as described below:

•
Partial or complete achievement of the trading price goal is dependent upon the average closing price of Luminex’s Common Stock for the twenty consecutive trading days ending December 31, 2012, inclusive, subject to certain adjustments as described in the 2010 LTIP. There is a range of trading price targets as follows: a minimum threshold of $22.22 per share, a target of $25.25 per share, and a maximum goal of $40.09 per share.

•
Partial or complete achievement of the operating cash flow goal is dependent upon the total operating cash flows per diluted share for the four quarters ended December 31, 2012, as further described in the 2010 LTIP. Total operating cash flows means Luminex’s GAAP net cash provided by operating activities as shown on its financial statements for the 12 month period ended December 31, 2012, as further described in the 2010 LTIP. There is a range of targets as follows: a minimum threshold of $0.212 per share, a target of $0.241 per share, and a maximum goal of $0.382 per share.

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

In accordance with ASC 718 the Company evaluates the assumptions used in the Black-Scholes model at each grant date using a consistent methodology for computing expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility. The expected term is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options.  The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.  The assumptions used are summarized in the following table:

	2010	2009	2008

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.5	0.6	0.5
Risk-free rate of return	2.6%	2.0%	3.0%
Expected life	7 yrs	7 yrs	8 yrs
Weighted average fair value at grant date	$7.62	$8.63	$8.62

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

The Company’s stock option activity for the years ended December 31, 2008, 2009 and 2010 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Options	(in thousands)	Price	Life	(in thousands)
Outstanding at December 31, 2007	3,444	$11.96
Granted	77	20.70
Exercised	(644)	10.99
Cancelled or expired	(106)	24.22
Outstanding at December 31, 2008	2,771	$11.96
Granted	167	16.31
Exercised	(72)	7.90
Cancelled or expired	(70)	17.80
Outstanding at December 31, 2009	2,796	$12.18
Granted	128	16.55
Exercised	(242)	10.54
Cancelled or expired	(315)	25.41
Outstanding at December 31, 2010	2,367	$10.82	3.50	$18,525

Vested at December 31, 2010 and expected to vest	2,365	$10.81	3.50	$18,523

Exercisable at December 31, 2010	2,104	$10.07	2.85	$18,081

During the years ended December 31, 2010, 2009 and 2008, the total intrinsic value of stock options exercised was $1.0 million, $0.6 million and $6.7 million, respectively, and the total fair value of stock options that vested was $1.7 million, $1.0 million and $3.2 million, respectively.  The Company had $1.6 million of total unrecognized compensation costs related to stock options at December 31, 2010 that are expected to be recognized over a weighted-average period of 1.9 years.

The Company’s restricted share activity for the year ended December 31, 2010 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Non-vested at December 31, 2009	1,101	$15.90
Granted	419	16.57
Vested	(361)	15.12
Cancelled or expired	(66)	16.06
Non-vested at December 31, 2010	1,093	$16.41

Shares
Restricted Stock Units	(in thousands)
Non-vested at December 31, 2009	545
Granted	340
Vested	(36)
Cancelled or expired	(81)
Non-vested at December 31, 2010	768

As of December 31, 2010, there was $22.2 million of unrecognized compensation cost related to RSAs and RSUs.  That cost is expected to be recognized over a weighted average-period of 3.0 years.  The total fair value of restricted shares vested during the year ended December 31, 2010, 2009 and 2008 was $6.1 million, $7.1 million, and $4.4 million, respectively.

RSAs and RSUs may be granted at the discretion of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2010, the Company awarded 419,449 shares of restricted stock awards, which had a fair value at the date of grant ranging from $15.09 – $17.36. During the year ended December 31, 2009, the Company awarded 485,048 shares of restricted stock awards, which had a fair value at the date of grant ranging from $14.30 – $21.42.  During the year ended December 31, 2008, the Company awarded 310,096 shares of restricted common stock, which had a fair value at the date of grant ranging from $16.12 – $24.69.  During the year ended December 31, 2010, the Company awarded 340,474 shares of restricted stock units, which had a fair value at the date of grant ranging from $15.09 –$17.36.  During the year ended December 31, 2009, the Company awarded 354,157 shares of restricted stock units, which had a fair value at the date of grant ranging from $15.51 – $18.48.  During the year ended December 31, 2008, the Company awarded 283,828 shares of restricted stock units, which had a fair value at the date of grant ranging from $16.12 - $24.21.  Compensation under these restricted stock awards and units was charged to expense over the restriction period and amounted to $8.5 million, $7.4 million, and $6.1 million in 2010, 2009 and 2008, respectively.

There were no significant stock compensation costs capitalized into assets as of December 31, 2010.

The Company received $2.2 million, $0.6 million, and $7.1 million for the exercise of stock options during the years ended December 31, 2010, 2009 and 2008, respectively.  Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan, 2000 Plan and 2001 Plan from reserves upon the exercise of stock options and vesting of RSAs.  The Company does not currently expect to repurchase shares from any source to satisfy such obligation under these plans.

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of income (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of revenue	$927	$710	$523
Research and development	1,641	1,368	1,143
Selling, general and administrative	6,868	6,082	5,585

Stock-based compensation costs reflected in net income	$9,436	$8,160	$7,251

Reserved Shares of Common Stock

At December 31, 2010 and 2009, the Company had reserved 5,300,130 and 6,535,475 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, RSUs, purchase of common stock pursuant to the MSPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summarizes the reserved shares by plan as of December 31, 2010:

	Options / Warrants Outstanding	Shares Available for Future Issuance	Total Shares Reserved
2000 Plan	968,500	-	968,500
2001 Plan	381,587	-	381,587
2006 Equity Incentive Plan	1,256,953	1,598,918	2,855,871
2006 Management Stock Purchase Plan	-	500,000	500,000
Tm Plan	48,422	-	48,422
Other *	545,750	-	545,750
	3,201,212	2,098,918	5,300,130
* Balthrop Option and Tm Warrants

Employee Savings Plans and Other Benefit Plans

Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code for the Company’s employees in the United States. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2010, 2009, and 2008, each employee could contribute a percentage of compensation up to a maximum of $16,500, $16,500, and $15,500 per year, respectively, with the Company matching 50% of each employee’s contributions.  Effective January 1, 2010, the Company began contributing to a deferred profit sharing plan for our Canadian employees.  All Canadian employees are eligible to participate in the plan.  The Company’s contributions to these plans for 2010, 2009 and 2008 were $1.3 million, $767,000, and $536,000, respectively.

Several of the Company’s Netherlands employees are covered by a defined benefit plan.  The cost and total liability to the Company is not significant.  Effective January 1, 2011, all of the Company’s employees in the Netherlands will be eligible to participate in the plan.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company has operating leases related primarily to its office and manufacturing facilities with original lease periods of up to 10 years. Rental and lease expense for these operating leases for the years 2010, 2009 and 2008 totaled approximately $3.0 million, $2.6 million, and $2.6 million, respectively.

Minimum annual lease commitments as of December 31, 2010 under non-cancelable leases for each of the next five years and in the aggregate were as follows (in thousands):

2011	$2,810
2012	2,523
2013	2,423
2014	1,952
2015	614
Thereafter	-
Total	$10,322

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

Non-Cancelable Purchase Commitments

As of December 31, 2010 the Company had approximately $12.5 million in purchase commitments with several of its inventory suppliers. These commitments require delivery of minimum amounts of components throughout 2017.

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

On June 19, 2009, Luminex terminated a long-term supply contract related to its FlexmiR® product line.  A payment of $1.0 million was made in June 2009 related to this termination. This payment included a purchase of $220,000 of inventory.

NOTE 17 - GUARANTEES

The terms and conditions of the Company’s development and supply and license agreements with its strategic partners generally provide for a limited indemnification of such partners, arising from the sale of Luminex systems and consumables, against losses, expenses and liabilities resulting from third-party claims based on an alleged infringement on an intellectual property right of such third party. The terms of such indemnification provisions generally limit the scope of and remedies for such indemnification obligations to a multiple of amounts paid by such strategic partner to Luminex during the previous annual period(s). To date, the Company has not had to reimburse any of its strategic partners for any losses arising from such indemnification obligations.

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION

The Chief Operating Decision Maker (CODM) is Luminex’s Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and projections. The Company’s reporting segments reflect the nature of the products offered to customers and the markets served and are comprised of the following:

TSP segment - represents the Company’s base business and consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items.

ARP segment - primarily involved in the development and sale of assays on xMAP technology for use on Luminex’s installed base of systems, as well as the sale of sample preparation equipment.

Intersegment sales are recorded at fixed prices which approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings.   Intersegment sales of approximately $6.5 million, $14.0 million, and $6.5 million for the years ended December 31, 2010, 2009, and 2008 have been eliminated upon consolidation, respectively.

Following is selected information for the years ended December 31, 2010 and 2009 or as of December 31, 2010 and 2009 (in thousands):

	2010			2009
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated

Revenues from external customers	$105,586	$35,971	$141,557	$87,389	$33,254	$120,643

Depreciation and amortization	5,061	3,837	8,898	4,428	3,901	8,329

Segment profit (loss)	9,488	(4,257)	5,231	21,406	(3,677)	17,729

Segment assets	182,560	83,250	265,810	170,927	77,086	248,013

The table below provides information regarding long-term assets and product revenues from the Company’s sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	Sales to Customers			Long-Term Assets
	2010	2009	2008	2010		2009		2008

Domestic	$117,947	$97,842	$89,465	$34,320		$50,045		$13,553
Foreign:
Europe	13,708	11,398	9,279	1,086		1,078		428
Asia	4,817	4,337	1,204	451		264		-
Canada	2,476	4,608	2,204	53,303	[1]	54,446	[1]	56,885	[1]
Australia	982	797	1,070	4,871	[2]	-		-
Other	1,627	1,661	1,225	61		24		32
	$141,557	$120,643	$104,447	$94,092		$105,857		$70,898

[1] $39,617 of the long-term assets in Canada represents goodwill from the acquisition of LMD.
[2] $2,633 of the long-term assets in Australia represent goodwill from the acquisition of BSD.

Our aggregate foreign currency transaction losses of $393,000 and $214,000 were included in determining our consolidated results for the years ended December 31, 2010 and 2009, respectively.

NOTE 19 - SETTLEMENT OF LITIGATION

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

NOTE 20 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2009, the FASB updated its revenue recognition guidance, amending the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the requirements of this update and has not yet determined the impact on the Company’s consolidated financial statements.

In October 2009, the FASB updated its software guidance, changing the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. In addition, the amendments require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the requirements of this update and has not yet determined the impact on the Company’s consolidated financial statements.

In January 2010, the FASB updated its guidance related to fair value measurements and disclosures. This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement in order to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, guidance will require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, the FASB clarified the disclosure requirements related to the use of judgment in determining the appropriate classes of assets and liabilities when reporting fair value measurement for each class and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company is currently evaluating the requirements of the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements and has not yet determined the impact on the Company’s consolidated financial statements.

SELECTED QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Revenue	$33,252	$33,242	$33,873	$41,190
Gross profit	22,776	23,160	21,862	28,579
Income from operations	3,748	2,265	155	5,083
Net income (loss)	1,875	884	(727)	3,199
Basic income (loss) per share	0.05	0.02	(0.02)	0.08
Diluted income (loss) per share	0.05	0.02	(0.02)	0.07

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenue	$25,557	$27,801	$29,118	$38,167
Gross profit	17,568	19,300	18,771	25,655
Income (loss) from operations	1,584	1,029	(512)	5,298
Net income (loss)	(2,790)	1,112	(609)	20,016
Basic income (loss) per share	(0.07)	0.03	(0.01)	0.49
Diluted income (loss) per share	(0.07)	0.03	(0.01)	0.48

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation and criteria of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bizpac (Australia) Pty. Ltd., which is included in the 2010 consolidated financial statements of Luminex Corporation and constituted 3% of total assets as of December 31, 2010 and 2% of revenues for the year then ended.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on their assessment of the effectiveness of our internal control over financial reporting, which is provided at Item 8, page 56.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal 1 - Election of Class I Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2011 annual meeting of stockholders to be held on or about May 19, 2011 (Proxy Statement). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 8, 2011.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Item 4 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Executive and Director Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, certain information with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	2,225,453	$6.80	2,098,918

Equity compensation plans not approved by security holders (1)	975,759	$10.74	-

Total	3,201,212		2,098,918

(1) Includes shares issuable upon the exercise of options granted under the Tm Bioscience Corporation Share Option Plan assumed by Luminex in connection with the acquisition of Tm Bioscience.  These options have a weighted average exercise price of $22.62.  No further grants will be made pursuant to this plan.  Also includes options to purchase 500,000 shares of the Company’s common stock issued to Patrick J. Balthrop, Sr. on May 15, 2004 in connection with his hiring.  Such option grants were issued separate and apart from the Company’s stockholder approved equity incentive plans.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
4.1
Rights Agreement dated as of June 20, 2001 between Luminex Corporation and Mellon Investor Services LLC, as Rights Agent which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed June 21, 2001).

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

10.7
[Missing Graphic Reference]
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

10.12#
Employment Agreement effective as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 18, 2004).

10.13#
Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 25, 2005).

10.14#	2010 Executive Compensation Summary (Previously filed in the Company’s Current Report on Form 8-K/A filed March 16, 2010).

10.15#
Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.16#
Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 18, 2004).

10.17#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.18#	Luminex Corporation Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 21, 2009).

10.19#	Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 21, 2009).

10.20#
Form of Restricted Share Award Agreement for Officers & Employees for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 21, 2009).

10.21#
Form of Restricted Share Award Agreement for Directors for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 21, 2009).

10.22#
Form of Restricted Share Unit Agreement for Officers & Employees for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 21, 2009).

10.23#
Form of Restricted Share Unit Agreement for Directors for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 21, 2009).

10.24#	Luminex Corporation 2006 Management Stock Purchase Plan (Previously filed as Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006).

10.25#
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

10.27#
Amendment to Luminex Corporation Amended and Restated 2000 Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.28#
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

10.30#	Luminex Corporation 2008 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed December 9, 2008).

10.31#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2008 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed December 9, 2008).

10.32#	Employment Agreement, dated as of July 1, 2009, by and between Luminex Corporation and Michael F. Pintek.

10.33#	Luminex Corporation 2009 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 17, 2009).

10.34#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2009 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 17, 2009).

10.35#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 25, 2006).

10.36#	Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 25, 2006).

10.37#	Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 25, 2006).

10.38#	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.39#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.40#	Luminex Corporation 2010 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K/A, filed March 16, 2010).

10.41#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2010 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 15, 2010).

10.42#	Management Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 15, 2010).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (incorporated in the signature page of this report).
31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION

By:   /s/ Patrick J. Balthrop
Patrick J. Balthrop
President and Chief Executive Officer
Date: February 25, 2011

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

S-1

SIGNATURES	TITLE	DATE

/s/ Patrick J. Balthrop	President and Chief Executive Officer, Director	February 25, 2011
Patrick J. Balthrop

/s/ Harriss T. Currie	Chief Financial Officer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011
Harriss T. Currie

/s/ Robert J. Cresci	Director	February 25, 2011
Robert J. Cresci

/s/ Thomas W. Erickson	Director	February 25, 2011
Thomas W. Erickson

/s/ Fred C. Goad, Jr.	Director	February 25, 2011
Fred C. Goad, Jr.

/s/ Jay B. Johnston	Director	February 25, 2011
Jay B. Johnston

/s/ Jim D. Kever	Director	February 25, 2011
Jim D. Kever

/s/ G. Walter Loewenbaum II	Chairman of the Board of Directors, Director	February 25, 2011
G. Walter Loewenbaum II

/s/ Kevin M. McNamara	Director	February 25, 2011
Kevin M. McNamara

/s/ Edward A. Ogunro	Director	February 25, 2011
Edward A. Ogunro

/s/ Gerard Vaillant	Director	February 25, 2011
Gerard Vaillant

S-2