Form 10-Q
period 2011-03-31
LUMINEX CORP
filed 2011-05-10
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 42,088,778 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on May 6, 2011.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

SIGNATURES AND EXHIBITS	31

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,561	$89,487
Restricted cash	1,003	1,002
Short-term investments	27,052	28,404
Accounts receivable, net	14,381	20,936
Inventories, net	25,526	24,932
Deferred income taxes	2,421	4,225
Prepaids and other	3,701	2,732

Total current assets	168,645	171,718

Property and equipment, net	21,520	22,084
Intangible assets, net	12,376	12,944
Deferred income taxes	6,798	6,363
Long-term investments	7,538	6,021
Goodwill	42,273	42,250
Other	6,274	4,430

Total assets	$265,424	$265,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,927	$7,621
Accrued liabilities	4,735	7,444
Deferred revenue	3,928	3,866
Current portion of long-term debt	1,111	849

Total current liabilities	14,701	19,780

Long-term debt	3,276	3,351
Deferred revenue	4,098	4,303
Other	3,490	3,511

Total liabilities	25,565	30,945

Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,235,693 shares at March 31, 2011; 41,245,033 shares at December 31, 2010	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	295,893	295,422
Accumulated other comprehensive income	1,211	1,150
Accumulated deficit	(57,286)	(61,748)

Total stockholders' equity	239,859	234,865

Total liabilities and stockholders' equity	$265,424	$265,810

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)

Revenue	$43,275	$33,252
Cost of revenue	12,547	10,476

Gross profit	30,728	22,776

Operating expenses:
Research and development	7,570	5,480
Selling, general and administrative	14,864	13,548

Total operating expenses	22,434	19,028

Income from operations	8,294	3,748
Interest expense from long-term debt	(83)	(116)
Other income, net	107	127

Income before income taxes	8,318	3,759
Income taxes	(3,857)	(1,884)

Net income	$4,461	$1,875

Net income per share, basic	$0.11	$0.05

Shares used in computing net income per share, basic	41,239	40,783

Net income per share, diluted	$0.11	$0.05

Shares used in computing net income per share, diluted	42,305	41,588

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$4,461	$1,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,516	2,163
Stock-based compensation	2,547	2,167
Deferred income tax benefit	1,325	1,594
Excess income tax benefit from employee stock-based awards	(2,204)	-
Other	71	335
Changes in operating assets and liabilities:
Accounts receivable, net	6,588	6,252
Inventories, net	(586)	(1,566)
Other assets	(1,022)	73
Accounts payable	(2,744)	(4,187)
Accrued liabilities	(1,786)	(3,383)
Deferred revenue	(143)	777

Net cash provided by operating activities	9,023	6,100

Cash flows from investing activities:
Purchases of available-for-sale securities	(7,046)	(12,613)
Maturities of available-for-sale securities	6,921	3,195
Purchase of property and equipment	(1,154)	(1,464)
Purchase of cost method investment	(2,000)	-

Net cash used in investing activities	(3,279)	(10,882)

Cash flows from financing activities:
Proceeds from issuance of common stock	228	1,139
Payments for stock repurchases	(3,250)	-
Excess income tax benefit from employee stock-based awards	2,204	-

Net cash (used in) provided by financing activities	(818)	1,139

Effect of foreign currency exchange rate on cash	148	(27)
Change in cash and cash equivalents	5,074	(3,670)
Cash and cash equivalents, beginning of period	89,487	90,843

Cash and cash equivalents, end of period	$94,561	$87,173

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company’s comprehensive income or loss is comprised of net income or loss, unrealized gains and losses on securities classified as available-for-sale, and foreign currency translation. Comprehensive income, net of tax, for the three months ended March 31, 2011 and 2010 was approximately $4.5 million and approximately $1.8 million, respectively.

The Company has reclassified certain amounts previously classified as a component of selling, general and administrative expenses to research and development expenses to conform to the current period presentation. This reclassification was $0.5 million in the first quarter of 2010, and was not material to the Company’s consolidated financial statements.

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

NOTE 2 — BUSINESS COMBINATIONS

On May 24, 2010, the Company completed the acquisition of 100% of the outstanding shares of Bizpac (Australia) Pty. Ltd. (“BSD”), a privately-held manufacturer and wholesaler of laboratory instruments in Brisbane, Queensland, Australia, which was founded in 1991.  This acquisition was undertaken to provide the Company access to new technology and products, an innovative development team, and an established presence in important strategic markets.  BSD specializes in automation and robotics in the field of dry sample handling. BSD has established positions in the worldwide newborn screening, forensics, human identification and several molecular diagnostics markets.

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

The acquisition also provides for contingent consideration made up of earn-out payments not to exceed AUD $1.4 million ($1.2 million USD) based on BSD exceeding gross revenue targets between the acquisition date and December 31, 2015.  The Company has considered the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, and concluded that this contingent consideration will represent additional purchase price.  The Company has recognized this contingent consideration at the acquisition date at its fair value of $41,000.  This fair value was estimated using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 3-Investments.  The key assumptions in applying the income approach are the 21% discount rate and the probability-adjusted revenues of BSD.  Subsequent changes in the fair value of this contingent consideration will be recognized in the income statement.  There is an additional payment to one of the previous shareholders of BSD of AUD $91,000 ($78,000 USD) that is payable over two years that will be considered compensation under ASC 805, and therefore, is not included in the purchase price.  This payment could be accelerated if the 2011 earn-out gross revenue target is met.

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

Restricted Cash

The Company had $1.0 million of restricted cash as of March 31, 2011 and December 31, 2010 representing funds placed in escrow in a Luminex account for the acquisition of BSD.  The Company is holding these funds back from the cash consideration paid to the sellers of BSD for a term of two years.  These funds will be available to compensate the Company for certain losses, damages and other costs as defined in the agreement related to the BSD acquisition.  The Company has recorded a corresponding amount in other long-term liabilities.

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date.  The fair value of all securities is determined by quoted market prices and market interest rates as of the end of the reporting period.  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of March 31, 2011 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value

Current:
Money Market funds	$79,908	$-	$-	$79,908
Government sponsored debt securities	2,001	2	-	2,003
Non-government sponsored debt securities	24,984	69	(4)	25,049
Total current securities	106,893	71	(4)	106,960

Noncurrent:
Non-government sponsored debt securities	7,547	2	(11)	7,538
Total noncurrent securities	7,547	2	(11)	7,538

Total available-for-sale securities	$114,440	$73	$(15)	$114,498

Available-for-sale securities consisted of the following as of December 31, 2010 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value

Current:
Money Market funds	$52,494	$-	$-	$52,494
Government sponsored debt securities	2,008	7	-	2,015
Non-government sponsored debt securities	51,315	81	(7)	51,389
Total current securities	105,817	88	(7)	105,898

Noncurrent:
Non-government sponsored debt securities	6,018	14	(11)	6,021
Total noncurrent securities	6,018	14	(11)	6,021

Total available-for-sale securities	$111,835	$102	$(18)	$111,919

There were no proceeds from the sales of available-for-sale securities during the three months ended March 31, 2011 or 2010. Net unrealized holding gains on available-for-sale securities in the amount of $58,000 have been included in accumulated other comprehensive income as of March 31, 2011.  All of the Company’s available-for-sale securities with gross unrealized losses as of March 31, 2011 and December 31, 2010 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at March 31, 2011 and December 31, 2010, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	March 31, 2011	December 31, 2010
Due in one year or less	$27,052	$53,404
Due after one year through two years	7,538	6,021
	$34,590	$59,425

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$79,908	$-	$-	$79,908
Government sponsored debt securities	2,003	-	-	2,003
Non-government sponsored debt securities	32,587	-	-	32,587

Total	$114,498	$-	$-	$114,498

Amounts included in:
Cash and cash equivalents	$79,908	$-	$-	$79,908
Short-term investments	27,052	-	-	27,052
Long-term investments	7,538	-	-	7,538

Total	$114,498	$-	$-	$114,498

Non-Marketable Securities and Other-Than-Temporary Impairment

In the second quarter of 2010, the Company invested $2.0 million in a private company based in the U.S.  In the first quarter of 2011, the Company invested an additional $2.0 million in the same private company.   This minority investment in the private company is included at cost in other long-term assets on the Company’s Condensed Consolidated Balance Sheets as the Company does not have significant influence over the investee as the Company owns less than 20% of the voting equity and the investee is not publicly traded.  The Company regularly evaluates the carrying value of this cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income, net in the Consolidated Statements of Operations.

NOTE 4 — INVENTORY, NET

Inventory is stated at the lower of cost or market, with cost determined according to the standard cost method.  Inventory consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Parts and supplies	$13,022	$13,400
Work-in-progress	6,516	6,301
Finished goods	5,988	5,231
	$25,526	$24,932

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

On May 24, 2010, the Company completed the acquisition of BSD.  As a result, the Company recorded approximately $2.2 million of goodwill and $1.8 million of other identifiable intangible assets.  For impairment testing purposes, the Company has assigned all of the BSD goodwill to the ARP segment.  This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	March 31, 2011	December 31, 2010
Balance at beginning of year	$42,250	$39,617
Acquisition of BSD	-	2,181
Foreign currency translation adjustments	23	452
Balance at end of period	$42,273	$42,250

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

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2010
Balance at December 31, 2009	$17,400	$1,100	$-	$-	$18,500
Additions due to acquisition of BSD	825	152	232	583	1,792
Foreign currency translation adjustments	182	33	51	129	395
Balance at December 31, 2010	18,407	1,285	283	712	20,687
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2009	(5,355)	(207)	-	-	(5,562)
Amortization expense	(2,000)	(99)	(68)	-	(2,167)
Foreign currency translation adjustments	(7)	(2)	(5)	-	(14)
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	-	(7,743)
Net balance at December 31, 2010	$11,045	$977	$210	$712	$12,944

Weighted average life (in years)	9	15	4

2011
Balance at December 31, 2010	$18,407	$1,285	$283	$712	$20,687
Foreign currency translation adjustments	9	2	2	6	19
Balance at March 31, 2011	18,416	1,287	285	718	20,706
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	-	(7,743)
Amortization expense	(523)	(30)	(31)	-	(584)
Foreign currency translation adjustments	(2)	-	(1)	-	(3)
Accumulated amortization balance at March 31, 2011	(7,887)	(338)	(105)	-	(8,330)
Net balance at March 31, 2011	$10,529	$949	$180	$718	$12,376

Weighted average life (in years)	9	15	4

The estimated aggregate amortization expense for the next five years and thereafter is as follows (in thousands):

2011 (nine months)	$1,761
2012	2,267
2013	2,220
2014	2,192
2015	1,426
Thereafter	1,792
11,658
IP R&D	718
$12,376

NOTE 6 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income	$4,461	$1,875

Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	41,239	40,783

Effect of dilutive securities: stock options and awards	1,066	805

Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,305	41,588

Basic net income per share	$0.11	$0.05
Diluted net income per share	$0.11	$0.05

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately 0.2 million and 0.5 million shares for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computations of diluted EPS because the effect of including the RSAs, RSUs, and stock options would have been anti-dilutive.

NOTE 7 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the quarter ended March 31, 2011 was as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,367	$10.82
Granted	84	18.26
Exercised	(22)	10.31
Cancelled or expired	(35)	24.72
Outstanding at March 31, 2011	2,394	$10.88

The Company had $1.4 million of total unrecognized compensation costs related to stock options at March 31, 2011 that are expected to be recognized over a weighted average period of 2.1 years.

The Company’s restricted share activity for the quarter ended March 31, 2011 was as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	1,093	$16.41
Granted	189	18.26
Vested	(167)	15.80
Cancelled or expired	(26)	16.38
Non-vested at March 31, 2011	1,089	$16.82

Restricted Stock Units	Shares (in thousands)
Non-vested at December 31, 2010	768
Granted	231
Vested	(23)
Cancelled or expired	(45)
Non-vested at March 31, 2011	931

As of March 31, 2011, there was $17.8 million and $7.2 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.2 years for the RSAs and 2.3 years for the RSUs.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of revenue	$218	$178
Research and development	494	276
Selling, general and administrative	1,835	1,713
Stock-based compensation costs reflected in net income	$2,547	$2,167

NOTE 8 — SEGMENT INFORMATION

Management has determined that the Company has two segments for financial reporting purposes.  During the second quarter of 2010, the technology segment changed its name to the technology and strategic partnerships (“TSP”) segment, and the assay segment changed its name to the assays and related products (“ARP”) segment. This was only a name change, and there have been no changes to the historical segment financial information or underlying operational activity other than the acquisition of BSD.  The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Intersegment sales are recorded at fixed prices which approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $2.6 million and $1.0 million for the quarters ending March 31, 2011 and 2010, respectively have been eliminated upon consolidation.  Following is selected segment information for and as of March 31, 2011 and 2010 (in thousands).

	2011			2010
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated

Revenues from external customers	$31,935	$11,340	$43,275	$25,216	$8,036	$33,252

Depreciation and amortization	1,415	1,101	$2,516	1,302	861	$2,163

Segment profit (loss)	4,919	(458)	$4,461	2,524	(649)	$1,875

Segment assets	185,201	80,223	$265,424	173,372	73,208	$246,580

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2010	$477
Warranty expenses	(309)
Accrual for warranty costs	327
Accrued warranty costs at March 31, 2011	$495

NOTE 10 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the three months ended March 31, 2011 was 46.37%, excluding amounts recorded for discrete events.  This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full Federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S. and Canada; therefore cash taxes to be paid are expected to be in the range of 6-10% of pre-tax book income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S. tax returns dating back to 1996 can still be reviewed by the taxing authorities.   With respect to Canada, tax returns dating back to 2002 can still be reviewed by the authorities.  The Company recorded an increase of $15,200 to the estimated amount of liability associated with its uncertain tax positions in the first quarter of 2011.  No other material changes to this liability are expected within the next 12 months.  For the three months ended March 31, 2011, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB updated its revenue recognition guidance, amending the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update iis effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The impact of the adoption of this standard to the Company’s financial position and results of operations was not material.

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

In January 2010, the FASB updated its guidance related to fair value measurements and disclosures. This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement in order to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, this guidance will require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, the FASB clarified the disclosure requirements related to the use of judgment in determining the appropriate classes of assets and liabilities when reporting fair value measurement for each class and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The impact of the adoption of this standard to the Company’s non-financial assets and liabilities was not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).

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

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict.  Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2010 10-K.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report including in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

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

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of March 31, 2011, Luminex had approximately 66 strategic partners and these partners have purchased from Luminex approximately 7,900 xMAP-based multiplexing analyzer systems. Of the 66 strategic partners, 44 have released commercialized reagent-based products utilizing our technology.

Luminex has several forms of revenue that result from our business model:

•	System revenue is generated from the sale of our xMAP multiplexing analyzers and peripherals and dry sample preparation laboratory instruments.

•
Consumable revenue is generated from the sale of our dyed polystyrene microspheres and sheath fluid.  Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

•
Royalty revenue is generated when a partner sells our proprietary microspheres to an end user, a partner sells a kit incorporating our proprietary microspheres to an end user, or a partner utilizes a kit to provide a testing result to a user.  End users can be facilities such as testing labs, development facilities and research facilities that buy prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

•
Assay revenue is generated from the sale of our kits, which are a combination of chemical and biological reagents, and our proprietary xMAP bead technology used to perform diagnostic and research assays on samples.

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

First Quarter 2011 Highlights

•	Consolidated revenue of $43.3 million for the quarter ended March 31, 2011, representing a 30% increase over revenue for the first quarter of 2010

•	Shipments of 197 multiplexing analyzers that included 38 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 7,897, up 13% from a year ago.

•	Our partners reported over $93 million of royalty bearing end user sales on xMAP technology for the quarter, an 8% increase over the first quarter of 2010

•	Signed a collaboration agreement with Partners HealthCare toward the discovery of novel biomarkers and development of clinical assays.

•	Awarded a 2011 Medical Design Excellence Award in the category of In Vitro Diagnostics for our innovative MAGPIX system.

Consumables Sales Trends

We have experienced significant fluctuations in consumable revenue over the past two years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the third quarter of 2009 through the first quarter of 2011, we had quarterly bulk purchases varying from $4.3 million to the current quarter’s high of $13.3 million.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies.  Even though we experience variability in consumable revenue, the trend of our long-term average of consumable sales, one of our key indicators of performance, suggests a continued growth pattern.  Another indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales during the past several years.

Future Operations

We expect our primary challenges over the next twelve months to be:

•	the continued adoption and development of partner products incorporating Luminex technology;

•	the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users;

•	commercialization, regulatory acceptance and market adoption of output from the ARP segment; and

•	the expansion and enhancement of our installed base and position within our identified target market segments.

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

Management believes there have been no significant changes during the quarter ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Selected consolidated financial data for the three months ended March 31, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010	Variance	Variance (%)
Revenue	$43,275	$33,252	$10,023	30%
Gross profit	$30,728	$22,776	7,952	35%
Gross profit margin percentage	71%	68%	3%	N/A
Operating expenses	$22,434	$19,028	3,406	18%
Income from operations	$8,294	$3,748	4,546	121%

Total revenue increased by 30% to $43.3 million for the three months ended March 31, 2011 from $33.3 million for the comparable period in 2010. The increase in revenue was primarily attributable to an increase of $6.6 million in consumable and royalty revenue resulting from volume increases in bulk purchases from one of our partners and expansion of the active installed base coupled with continued menu expansion by our partners.  We also experienced an increase of $1.9 million in assay revenue in the three months ended March 31, 2011, driven primarily by increased sales of our Cystic Fibrosis (“CF”) and xTAG Respiratory Viral Panel (“RVP”) products.  We sold 197 multiplexing analyzers in the first quarter of 2011, which includes 38 of our new MAGPIX systems as compared to 197 multiplexing analyzers sold for the corresponding prior year period bringing total multiplexing analyzer sales since inception to 7,897 as of March 31, 2011.  Also included in system revenue were sales of 34 sample preparation systems.  We experienced an increase of $1.0 million in system sales in comparison to the first quarter of 2010 due to the addition of these sample preparation systems.

A breakdown of revenue for the three months ended March 31, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010	Variance	Variance (%)
System sales	$7,679	$6,699	$980	15%
Consumable sales	15,002	9,819	5,183	53%
Royalty revenue	7,256	5,849	1,407	24%
Assay revenue	9,584	7,660	1,924	25%
Service revenue	1,829	1,587	242	15%
Other revenue	1,925	1,638	287	18%
	$43,275	$33,252	$10,023	30%

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 38% of consolidated total revenue in the first quarter of 2011 (28% and 10%, respectively). For comparative purposes, our top two customers accounted for 30% of total revenue (18% and 12%, respectively) in the first quarter of 2010. No other customer accounted for more than 10% of total revenue in this quarter.

Gross profit margin percentage for the three months ended March 31, 2011 increased to 71% from 68% for the comparable period in 2010. Gross profit increased to $30.7 million for the three months ended March 31, 2011, as compared to $22.8 million for the three months ended March 31, 2010.  The increase in gross profit was attributable to the overall increase in revenue and an increase in gross profit margins due to the increased percentage of our higher margin revenue items.  Consumables and royalties, two of our higher margin items, comprised $22.3 million, or 51%, of total revenue for the current quarter and $15.7 million, or 47%, of total revenue for the quarter ended March 31, 2010.  The increase in total operating expense dollars from $19.0 million to $22.4 million, but decrease in total operating expenses as a percentage of total revenue from 57% for the first quarter of 2010 to 52% for the first quarter of 2011, illustrates the effect of the leverage inherent in our partnership and distribution business model.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in consumable and system purchases and the seasonality effect inherent in our assay revenue.  See additional discussions by segment below.

Technology and Strategic Partnerships (“TSP”) Segment

Selected financial data for our TSP segment for the three months ended March 31, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010	Variance	Variance (%)
Revenue	$31,935	$25,216	$6,719	27%
Gross profit	$23,381	$17,499	5,882	34%
Gross profit margin percentage	73%	69%	4%	N/A
Operating expenses	$14,725	$13,203	1,522	12%
Income from operations	$8,656	$4,296	4,360	101%

Revenue. Total revenue for our TSP segment increased by 27% to $31.9 million for the three months ended March 31, 2011 from $25.2 million for the comparable period in 2010. The increase in revenue was primarily attributable to an increase of $6.6 million in consumable and royalty revenue attributable to volume increases in bulk purchases from one of our partners and expansion of the active installed base coupled with continued menu expansion by our partners.  These increases in consumable and royalty revenue are offset by a decrease of $0.2 million in system sales as a result of the mix of systems sold as the average selling price varies for each platform.

Three customers accounted for 57% of total TSP segment revenue in the first quarter of 2011 (38%, 10%, and 9%, respectively). For comparative purposes, these same three customers accounted for 50% of total TSP segment revenue (24%, 15%, and 11%, respectively) in the first quarter of 2010.

A breakdown of revenue in the TSP segment for the three months ended March 31, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010	Variance	Variance (%)
System sales	$6,396	$6,558	$(162)	-2%
Consumable sales	14,974	9,798	5,176	53%
Royalty revenue	7,256	5,849	1,407	24%
Service revenue	1,690	1,492	198	13%
Other revenue	1,619	1,519	100	7%
	$31,935	$25,216	$6,719	27%

System and peripheral component sales decreased by 2% to $6.4 million for the three months ended March 31, 2011 from $6.6 million for the comparable period of 2010.  The TSP segment sold 193 of the 197 total multiplexing analyzer sales, which includes 38 of our new MAGPIX systems, in the three months ended March 31, 2011 as compared to 193 multiplexing analyzers in the same prior year period. The decrease in system revenue is the result of the mix of systems sold as the average selling price varies for each platform. For the three months ended March 31, 2011, two of our partners accounted for 106, or 55% of total TSP segment multiplexing analyzers sold for the period.  The top two partners accounted for 117, or 61%, of total TSP segment systems sold in the three months ended March 31, 2010.

Consumable sales, comprised of microspheres and sheath fluid, increased 53% to $15.0 million for the three months ended March 31, 2011 from $9.8 million for the three months ended March 31, 2010.  The increase in revenue was primarily attributable to volume increases in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs due to a modification to their inventory control practices.  In addition, this could create increased volatility in quarterly demand.  A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended March 31, 2011, we had 19 bulk purchases of consumables totaling approximately $13.3 million as compared with 12 bulk purchases totaling approximately $7.6 million in the three months ended March 31, 2010. Partners who reported royalty bearing sales accounted for $12.5 million, or 83%, of total consumable sales for the three months ended March 31, 2011.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 24% to $7.3 million for the three months ended March 31, 2011 compared with $5.8 million for the three months ended March 31, 2010. We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended March 31, 2011 and 2010, we had 39 commercial partners submitting royalties. One of our partners reported royalties totaling approximately $2.5 million or 35% of total royalties for the current quarter compared to $1.8 million or 32% for the quarter ended March 31, 2010. Two other customers reported royalties totaling approximately $1.6 million or 22% of total TSP segment revenue (12% and 10%, respectively) for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. For comparative purposes, these same two customers accounted for approximately $1.2 million or 21% (11% and 10%, respectively) of total TSP royalty revenue in the first quarter of 2010.  Total royalty bearing sales reported to us by our partners were over $93 million for the quarter ended March 31, 2011 compared with over $85 million for the quarter ended March 31, 2010.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 13% to $1.7 million for the first quarter of 2011 from $1.5 million for the first quarter of 2010. This increase is attributable to increased penetration of the expanded installed base.  At March 31, 2011 and 2010, we had 1,277 and 1,119 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, increased by 7% to $1.6 million for the three months ended March 31, 2011 from $1.5 million for the three months ended March 31, 2010. This increase is primarily the result of an increase in miscellaneous part sales.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the TSP segment increased to 73% for the three months ended March 31, 2011 compared to 69% for the three months ended March 31, 2010.  Gross profit for the TSP segment increased to $23.4 million for the three months ended March 31, 2011, as compared to $17.5 million for the three months ended March 31, 2010. The increase in gross profit was attributable to the overall increase in revenue and an increase in gross profit margins due to the increased percentage of our higher margin revenue items.  Consumables and royalties, two of our higher margin items, comprised $22.2 million, or 70%, of TSP segment revenue for the current quarter and $15.6 million, or 62%, of TSP segment revenue for the quarter ended March 31, 2010.

Research and development expense. Research and development expenses for the TSP segment increased to $3.2 million, or 10%, of TSP segment revenue for the three months ended March 31, 2011 from $2.9 million, or 11%, of TSP segment revenue for the comparable period in 2010.  The increase was primarily attributable to an increase in personnel costs associated with the increase in research and development employees and contract employees of the TSP segment to 76 at March 31, 2011 from 69 at March 31, 2010.  The increase in employees has allowed us to enhance our focus on development of our system, consumable, and related software and the expansion of applications for use on our platforms.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $11.6 million, or 36% of TSP segment revenue for the three months ended March 31, 2011 from $10.3 million, 41% of TSP segment revenue for the comparable period in 2010.  The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in selling, general, and administrative employees and contract employees of the TSP segment to 153 at March 31, 2011 from 130 at March 31, 2010.

Assays and Related Products (“ARP”) Segment

Selected financial data for our ARP segment for the three months ended March 31, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010	Variance	Variance (%)
Revenue	$11,340	$8,036	$3,304	41%
Gross profit	$7,347	$5,277	2,070	39%
Gross profit margin percentage	65%	66%	-1%	N/A
Operating expenses	$7,709	$5,825	1,884	32%
Loss from operations	$(362)	$(548)	186	-34%

A breakdown of revenue in the ARP segment for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010	Variance	Variance (%)
System sales	$1,283	$141	$1,142	810%
Consumable sales	28	21	7	33%
Assay revenue	9,584	7,660	1,924	25%
Service revenue	139	95	44	46%
Other revenue	306	119	187	157%
	$11,340	$8,036	$3,304	41%

Revenue. Total revenue for our ARP segment increased by 41% to $11.3 million for the three months ended March 31, 2011 from $8.0 million for the comparable period in 2010. The increase in revenue was predominantly attributable to an increase in system revenue due to our acquisition of BSD and an increase in assay revenue, driven primarily by increased sales of our RVP and CF products.  Our top two product categories in the current quarter were CF and RVP, which represented approximately 88% of total assay revenue.  The top two customers, by revenue, accounted for 64% of total ARP segment revenue (37% and 27%, respectively) for the three months ended March 31, 2011 compared to 49% (30% and 19%, respectively) for the three months ended March 31, 2010. No other customer accounted for more than 10% of total ARP segment revenue. During the three months ended March 31, 2011, our ARP segment sold four multiplexing analyzers and 34 BSD sample preparation systems. Other revenue includes shipping revenue and training revenue.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the ARP segment decreased to 65% for the three months ended March 31, 2011 from 66% for the three months ended March 31, 2010. Gross profit for the ARP segment increased to $7.3 million for the three months ended March 31, 2011, as compared to $5.3 million for the three months ended March 31, 2010.  The decrease in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items.

Research and development expense. Research and development expenses for our ARP segment were $4.4 million, or 39% of ARP segment revenue, and $2.6 million, or 33% or ARP segment revenue, for the three months ended March 31, 2011 and 2010, respectively. The increase in research and development expenses was primarily the result of increases in materials and additional personnel costs associated with the addition of employees resulting from increased activity related to product development.  Research and development employees and contract employees of the ARP segment increased to 80 at March 31, 2011 from 61 at March 31, 2010.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $3.3 million, or 29% of ARP segment revenue, for the three months ended March 31, 2011 compared to $3.2 million, or 40% of ARP segment revenue, for the three months ended March 31, 2010.  The increase in selling, general, and administrative expenses is primarily due to the addition of BSD, which was acquired in May of 2010.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2011	December 31, 2010
	(in thousands)

Cash and cash equivalents	$94,561	$89,487
Short-term investments	27,052	28,404
Long-term investments	7,538	6,021
	$129,151	$123,912

At March 31, 2011, we held cash and cash equivalents, short-term investments, and long-term investments of $129.2 million and had working capital of $153.9 million. At December 31, 2010, we held cash and cash equivalents, short-term investments, and long-term investments of $123.9 million and had working capital of $151.9 million.  The increase in cash, cash equivalents and long-term investments in the three months ended March 31, 2011 is primarily attributable to operating cash flows of $9.0 million offset by stock repurchases of $3.2 million and our strategic investment in a private company of $2.0 million.

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

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2011.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) signing of partnership agreements which include significant up front license fees; and, (iv) signing of strategic investment or acquisition agreements requiring significant cash consideration.  See also the “Safe Harbor Cautionary Statement” of this report and the Risk Factors in this report and in our 2010 10-K.

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

LMD has agreed to repay the TPC funding through a royalty on revenues.  Royalty payments commenced in 2007 at a rate of 1% of total revenue and at a rate of 2.5% for 2008 and thereafter.  Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier.  The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date.  Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated.  Actual future sales generating a repayment obligation will vary from our projections, are subject to adjustment based upon the U.S. and Canadian exchange rate and are subject to the risks and uncertainties described elsewhere in this report and in our 2010 10-K, including under Item 1A “Risk Factors” and “Safe Harbor Cautionary Statement.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at March 31, 2011 would yield a less than 1% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of March 31, 2011, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $731,000 on foreign currency denominated asset and liability balances as of March 31, 2011. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $40,000 was included in determining our consolidated results for the year ended March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on the evaluation and criteria of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our 2010 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in our 2010 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the first quarter of 2011 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
01/01/11 - 01/31/11	600	18.09	-	-
02/01/11 - 02/28/11	65,162	18.85	59,600	19,750,000
03/01/11 - 03/31/11	140,345	18.48	114,772	17,338,000
Total First Quarter	206,107	18.60	174,372	17,338,000
(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares and shares repurchased under the stock repurchase program authorized in November 2010.

(2) These shares were purchased in open-market transactions pursuant to our publicly announced repurchase program. Our share repurchase program was announced on November 17, 2010 and authorizes the purchase of up to 1.0 million shares of our common stock, but no more than $21 million in aggregate purchase price, through November 2011. The repurchase program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended at any time at our discretion.

(3) Amounts shown in this column reflect amounts remaining under the $21 million stock purchase program referenced in Note (2) above.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents

10.1	Luminex Corporation 2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 31, 2011).

10.2
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 31, 2011).

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011

LUMINEX CORPORATION

By:    /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1	Luminex Corporation 2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 31, 2011).

10.2
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 31, 2011).

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.