Form 10-Q
period 2011-06-30
LUMINEX CORP
filed 2011-08-09
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 42,291,449 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on August 4, 2011.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

SIGNATURES AND EXHIBITS	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,610	$89,487
Restricted cash	1,004	1,002
Short-term investments	29,983	28,404
Accounts receivable, net	15,686	20,936
Inventories, net	29,327	24,932
Deferred income taxes	1,320	4,225
Prepaids and other	4,048	2,732

Total current assets	136,978	171,718

Property and equipment, net	23,669	22,084
Intangible assets, net	32,241	12,944
Deferred income taxes	8,492	6,363
Long-term investments	19,757	6,021
Goodwill	46,269	42,250
Other	6,020	4,430

Total assets	$273,426	$265,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,558	$7,621
Accrued liabilities	6,407	7,444
Deferred revenue	3,673	3,866
Current portion of long-term debt	466	849

Total current liabilities	15,104	19,780

Long-term debt	3,119	3,351
Deferred revenue	4,034	4,303
Other	3,601	3,511

Total liabilities	25,858	30,945

Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,326,426 shares at June 30, 2011; 41,245,033 shares at December 31, 2010	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	298,676	295,422
Accumulated other comprehensive income	1,495	1,150
Accumulated deficit	(52,644)	(61,748)

Total stockholders' equity	247,568	234,865

Total liabilities and stockholders' equity	$273,426	$265,810

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Revenue	$47,638	$33,242	$90,913	$66,494
Cost of revenue	13,812	10,082	26,359	20,558

Gross profit	33,826	23,160	64,554	45,936

Operating expenses:
Research and development	7,945	6,441	15,515	11,921
Selling, general and administrative	17,084	14,454	31,948	28,002

Total operating expenses	25,029	20,895	47,463	39,923

Income from operations	8,797	2,265	17,091	6,013
Interest expense from long-term debt	(79)	(112)	(162)	(228)
Other income, net	108	114	215	241

Income before income taxes	8,826	2,267	17,144	6,026
Income taxes	(4,183)	(1,383)	(8,040)	(3,267)

Net income	$4,643	$884	$9,104	$2,759

Net income per share, basic	$0.11	$0.02	$0.22	$0.07

Shares used in computing net income per share, basic	41,262	41,001	41,251	40,893

Net income per share, diluted	$0.11	$0.02	$0.21	$0.07

Shares used in computing net income per share, diluted	42,446	42,281	42,398	41,986

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$4,643	$884	$9,104	$2,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,622	2,121	5,138	4,284
Stock-based compensation	2,993	2,439	5,540	4,606
Deferred income tax benefit	2,054	911	3,379	2,505
Excess income tax benefit from employee stock-based awards	(1,501)	(1,524)	(3,705)	(1,524)
Other	234	(72)	305	263
Changes in operating assets and liabilities:
Accounts receivable, net	68	(1,042)	6,656	5,210
Inventories, net	1,793	(547)	1,207	(2,113)
Other assets	(164)	(818)	(1,186)	(745)
Accounts payable	(1,510)	721	(4,254)	(3,466)
Accrued liabilities	1,953	2,038	167	(1,345)
Deferred revenue	(317)	(37)	(460)	740

Net cash provided by operating activities	12,868	5,074	21,891	11,174

Cash flows from investing activities:
Purchases of available-for-sale securities	(22,201)	(9,054)	(29,247)	(21,667)
Maturities of available-for-sale securities	7,256	12,998	14,177	16,193
Purchase of property and equipment	(2,644)	(3,985)	(3,798)	(5,449)
Business acquisition consideration, net of cash acquired	(33,914)	(5,036)	(33,914)	(5,036)
Increase in restricted cash	-	(1,000)	-	(1,000)
Purchase of cost method investment	-	(2,000)	(2,000)	(2,000)
Acquired technology rights	(87)	(1,200)	(87)	(1,200)

Net cash used in investing activities	(51,590)	(9,277)	(54,869)	(20,159)

Cash flows from financing activities:
Payments on debt	(885)	(895)	(885)	(895)
Proceeds from issuance of common stock	590	301	818	1,440
Payments for stock repurchases	(1,436)	-	(4,686)	-
Excess income tax benefit from employee stock-based awards	1,501	1,524	3,705	1,524

Net cash (used in) provided by financing activities	(230)	930	(1,048)	2,069

Effect of foreign currency exchange rate on cash	1	86	149	59
Change in cash and cash equivalents	(38,951)	(3,187)	(33,877)	(6,857)
Cash and cash equivalents, beginning of period	94,561	87,173	89,487	90,843

Cash and cash equivalents, end of period	$55,610	$83,986	$55,610	$83,986

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company’s comprehensive income or loss is comprised of net income or loss, unrealized gains and losses on securities classified as available-for-sale, and foreign currency translation. Comprehensive income, net of tax, for the three and six months ended June 30, 2011 was approximately $4.9 million and approximately $9.4 million, respectively, and comprehensive income, net of tax, for the three and six months ended June 30, 2010 was approximately $1.0 million and approximately $2.8 million, respectively.

The Company has reclassified certain amounts previously classified as a component of selling, general and administrative expenses to research and development expenses to conform to the current period presentation. This reclassification was $0.6 million and $1.1 million for the three and six months ended June 30, 2010, respectively, and was not material to the Company’s consolidated financial statements.

The Company has two segments for financial reporting purposes: the technology and strategic partnerships ("TSP") segment and the assays and related products (“ARP”) segment.  See Note 9 — Segment Information.

NOTE 2 — BUSINESS COMBINATIONS

On June 27, 2011, the Company completed its acquisition of 100% of the outstanding shares of EraGen Biosciences, Inc. (“EraGen”), a privately-held molecular diagnostic company in Madison, Wisconsin, which was founded in 1999, for the aggregate cash purchase price of $34 million.  This acquisition was undertaken to provide the Company access to a portfolio of molecular diagnostic assays based on a proprietary technology called MultiCode®.  EraGen is an innovator in molecular diagnostic testing technologies for infectious disease and genetic applications.

The results of operations for EraGen have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.  $5.6 million of the cash purchase price has been deposited in escrow as security for breaches of representation and warranties and certain other expressly enumerated matters and to satisfy any post-closing adjustments.

The following table summarizes the estimated fair values of EraGen’s assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible assets assumed as of June 27, 2011	$9,641
Intangible assets subject to amortization	20,423
Goodwill	3,936
Total purchase price	$34,000

The Company is in the process of obtaining third-party valuations of certain intangible assets and finalizing the calculations of the deferred tax assets and liabilities related to EraGen; thus the provisional measurement of net tangible assets assumed, intangible assets and goodwill are subject to change.  If information that existed prior to the acquisition date becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocations retrospectively through revisions to the net tangible assets assumed, fair values of the intangible assets and resulting goodwill recorded.

Unaudited Pro forma Financial Information

EraGen’s results of operations have been included in the Company’s financial statements since the date of the acquisition.   The unaudited pro forma financial information set forth below assumes that EraGen had been acquired at the beginning of the 2011 and 2010 fiscal years, respectively, and includes the effect of estimated amortization of acquired identifiable intangible assets, removal of interest expense on EraGen’s debt extinguished at the date of acquisition, removal of acquisition costs and the impact of preliminary estimated purchase accounting adjustments, tax and inventory valuation adjustments. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the periods presented. In addition, the unaudited pro forma financial information is not intended to be a projection of future results and does not reflect any operating efficiencies or cost savings that might be achievable.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue	$49,738	$37,279	$95,332	$72,941
Income from operations	5,184	1,555	10,047	3,149
Net income	1,028	448	3,315	1,005
Net income per share, basic	$0.02	$0.01	$0.08	$0.02
Shares used in computing net income per share, basic	41,262	41,001	41,251	40,893
Net income per share, diluted	$0.02	$0.01	$0.08	$0.02
Shares used in computing net income per share, diluted	42,446	42,281	42,398	41,986

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

Available-for-sale securities consisted of the following as of June 30, 2011 (in thousands):
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value

Current:
Money Market funds	$34,516	$-	$-	$34,516
Non-government sponsored debt securities	29,948	39	(4)	29,983
Total current securities	64,464	39	(4)	64,499

Noncurrent:
Non-government sponsored debt securities	19,736	30	(9)	19,757
Total noncurrent securities	19,736	30	(9)	19,757

Total available-for-sale securities	$84,200	$69	$(13)	$84,256

Available-for-sale securities consisted of the following as of December 31, 2010 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value

Current:
Money Market funds	$52,494	$-	$-	$52,494
Government sponsored debt securities	2,008	7	-	2,015
Non-government sponsored debt securities	51,315	81	(7)	51,389
Total current securities	105,817	88	(7)	105,898

Noncurrent:
Non-government sponsored debt securities	6,018	14	(11)	6,021
Total noncurrent securities	6,018	14	(11)	6,021

Total available-for-sale securities	$111,835	$102	$(18)	$111,919

There were no proceeds from the sales of available-for-sale securities during the three months ended June 30, 2011 or 2010. Net unrealized holding gains on available-for-sale securities in the amount of $56,000 have been included in accumulated other comprehensive income as of June 30, 2011.  All of the Company’s available-for-sale securities with gross unrealized losses as of June 30, 2011 and December 31, 2010 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at June 30, 2011 and December 31, 2010, by contractual maturity, was as follows (in thousands):

	June 30, 2011	December 31, 2010
Due in one year or less	$29,983	$53,404
Due after one year through two years	19,757	6,021
	$49,740	$59,425

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Other-Than-Temporary Impairment

In the second quarter of 2010, the Company invested $2.0 million in a private company based in the U.S.  In the first quarter of 2011, the Company invested an additional $2.0 million in the same private company.   This minority investment in the private company is included at cost in other long-term assets on the Company’s Condensed Consolidated Balance Sheets as the Company does not have significant influence over the investee, as the Company owns less than 20% of the voting equity and the investee is not publicly traded.  The Company regularly evaluates the carrying value of this cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income, net in the Consolidated Statements of Operations.

NOTE 4 — INVENTORY, NET

Inventory is stated at the lower of cost or market, with cost determined according to the standard cost method. Additionally, the balance includes inventory acquired as part of the purchase of EraGen that has been marked to fair value.  Inventory consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Parts and supplies	$12,285	$13,400
Work-in-progress	7,567	6,301
Finished goods	9,475	5,231
	$29,327	$24,932

NOTE 5 — FAIR VALUE MEASUREMENT

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$34,516	$-	$-	$34,516
Non-government sponsored debt securities	49,740	-	-	49,740
Cost-method equity investment	-	-	4,081	4,081

Liabilities:
Long-term debt	$-	$-	$2,951	$2,951
Contingent consideration	-	-	41	41

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

On June 27, 2011, the Company completed the acquisition of EraGen.  As a result, the Company recorded approximately $3.9 million of goodwill and $20.4 million of other identifiable intangible assets.  The purchase price allocation is preliminary as the Company’s determination of the fair values of the assets acquired and liabilities assumed is still in progress.  For impairment testing purposes, the Company has assigned all of the EraGen goodwill to the ARP segment.   This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	June 30, 2011	December 31, 2010
Balance at beginning of year	$42,250	$39,617
Acquisition of BSD	-	2,181
Acquisition of EraGen	3,936	-
Foreign currency translation adjustments	83	452
Balance at end of period	$46,269	$42,250

Also as a result of the acquisition of EraGen, the Company acquired amortizable identifiable intangible assets consisting of developed technology of $16.1 million, customer lists and contracts of $1.8 million, licensing and other agreements of $2.0 million and trade name of $0.5 million.   These will be amortized over their estimated lives of nine years for the developed technology, four years for the customer lists and contracts, seven years for the licensing and other agreements and one year for the trade name.  These newly acquired intangible assets are reflected with the Company’s previously acquired intangible assets in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2010
Balance at December 31, 2009	$17,400	$1,100	$-	$-	$18,500
Additions due to acquisition of BSD	825	152	232	583	1,792
Foreign currency translation adjustments	182	33	51	129	395
Balance at December 31, 2010	18,407	1,285	283	712	20,687
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2009	(5,355)	(207)	-	-	(5,562)
Amortization expense	(2,000)	(99)	(68)	-	(2,167)
Foreign currency translation adjustments	(7)	(2)	(5)	-	(14)
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	-	(7,743)
Net balance at December 31, 2010	$11,045	$977	$210	$712	$12,944

Weighted average life (in years)	9	15	4

2011
Balance at December 31, 2010	$18,407	$1,285	$283	$712	$20,687
Additions due to acquisition of EraGen	16,053	1,852	2,518	-	20,423
Foreign currency translation adjustments	32	6	9	22	69
Balance at June 30, 2011	34,492	3,143	2,810	734	41,179
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	-	(7,743)
Amortization expense	(1,056)	(63)	(68)	-	(1,187)
Foreign currency translation adjustments	(4)	(1)	(3)	-	(8)
Accumulated amortization balance at June 30, 2011	(8,422)	(372)	(144)	-	(8,938)
Net balance at June 30, 2011	$26,070	$2,771	$2,666	$734	$32,241

Weighted average life (in years)	9	8	5

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2011 (six months)	$2,731
2012	5,072
2013	4,754
2014	4,725
2015	3,720
Thereafter	10,505
31,507
IP R&D	734
$32,241

NOTE 7 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$4,643	$884	$9,104	$2,759

Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	41,262	41,001	41,251	40,893

Effect of dilutive securities: stock options and awards	1,184	1,280	1,147	1,093

Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,446	42,281	42,398	41,986

Basic net income per share	$0.11	$0.02	$0.22	$0.07
Diluted net income per share	$0.11	$0.02	$0.21	$0.07

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately 35,000 and 0.7 million shares for the three months ended June 30, 2011 and 2010, respectively, and 35,000 and 0.7 million shares for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computations of diluted EPS because the effect of including the RSAs, RSUs, and stock options would have been anti-dilutive.

NOTE 8 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the six months ended June 30, 2011 was as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,367	$10.82
Granted	84	18.26
Exercised	(86)	9.50
Cancelled or expired	(90)	23.31
Outstanding at June 30, 2011	2,275	$10.65

The Company had $2.0 million of total unrecognized compensation costs related to stock options at June 30, 2011 that are expected to be recognized over a weighted average period of 2.1 years.

The Company’s restricted share activity for the six months ended June 30, 2011 was as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2010	1,093	$16.41
Granted	213	18.46
Vested	(283)	16.52
Cancelled or expired	(31)	16.41
Non-vested at June 30, 2011	992	$16.82

Restricted Stock Units	Shares (in thousands)
Non-vested at December 31, 2010	768
Granted	267
Vested	(48)
Cancelled or expired	(45)
Non-vested at June 30, 2011	942

As of June 30, 2011, there was $16.6 million and $7.4 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.1 years for the RSAs and 2.6 years for the RSUs.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$225	$246	$443	$424
Research and development	536	422	1,030	698
Selling, general and administrative	2,232	1,771	4,067	3,484
Stock-based compensation costs reflected in net income	$2,993	$2,439	$5,540	$4,606

NOTE 9 — SEGMENT INFORMATION

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

Intersegment sales are recorded at fixed prices that approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $1.9 million and $2.1 million for the quarters ending June 30, 2011 and 2010, respectively, and $4.4 million and $3.2 million for the six months ended June 30, 2011 and 2010, respectively, have been eliminated upon consolidation.  Following is selected segment information for and as of the periods indicated (in thousands).

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated

Revenues from external customers	$36,211	$11,427	$47,638	$25,227	$8,015	$33,242

Depreciation and amortization	1,487	1,135	$2,622	1,232	889	$2,121

Segment profit (loss)	7,404	(2,761)	$4,643	1,999	(1,115)	$884

Segment assets	152,994	120,432	$273,426	175,721	78,694	$254,415

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated

Revenues from external customers	$68,146	$22,767	$90,913	$50,443	$16,051	$66,494

Depreciation and amortization	2,902	2,236	$5,138	2,534	1,750	$4,284

Segment profit (loss)	12,323	(3,219)	$9,104	4,523	(1,764)	$2,759

Segment assets	152,994	120,432	$273,426	175,721	78,694	$254,415

NOTE 10 — ACCRUED WARRANTY COSTS

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2010	$477
Warranty expenses	(596)
Accrual for warranty costs	696
Accrued warranty costs at June 30, 2011	$577

NOTE 11 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the six months ended June 30, 2011 was 46.61%, including amounts recorded for discrete events.  This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full Federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S. and Canada; therefore cash taxes to be paid in are expected to be in the range of 6-10% of pre-tax book income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S. tax returns dating back to 1996 can still be reviewed by the taxing authorities.   With respect to Canada, tax returns dating back to 2002 can still be reviewed by the authorities.  The Company recorded an increase of $15,200 to the estimated amount of liability associated with its uncertain tax position in the first quarter of 2011.  No other material changes to this liability are expected within the next 12 months.  For the six months ended June 30, 2011, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures.  The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement.   This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively.  The Company is in the process of evaluating the financial and disclosure impact of this guidance.  The impact on the Company’s financial position and results of operations is not expected to be material.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income.  The amended guidance eliminates one of the presentation options provided by accounting principles generally accepted in the United States of America (“U.S. GAAP”) which is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively.  The Company is in the process of evaluating the disclosure impact of this guidance.

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

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, new products, assay sales, projected consumables sales patterns or bulk purchases, budgets, anticipated gross margins, liquidity, cash flows, projected costs, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

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

•
risks and uncertainties associated with implementing our acquisition strategy, including our ability to obtain financing, our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to recognize the benefits of our acquisitions;

•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us; and

•	risks relating to our foreign operations.

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

Our xMAP® (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, light emitting diodes (LEDs), digital signal processors, CCD imaging and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.

Our xTAG® and MultiCode® assay chemistries are proprietary technologies used to detect analytes for human genetic testing and infectious disease testing.  The xTAG and MultiCode chemistries are both compatible with our xMAP technology, and the MultiCode chemistry is also compatible with low-plex real-time PCR platforms available from a variety of vendors.

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of June 30, 2011, Luminex had approximately 67 strategic partners and these partners have purchased from Luminex approximately 8,150 xMAP-based multiplexing analyzer systems. Of the 67 strategic partners, 44 have released commercialized reagent-based products utilizing our technology.

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

•
Royalty revenue is generated when a partner sells our proprietary microspheres to an end user, a partner sells a kit incorporating our proprietary technologies to an end user, or a partner utilizes a kit incorporating our proprietary technologies to provide a testing result to a user.  End users can be facilities such as testing labs, development facilities and research facilities that buy prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

•
Assay revenue is generated from the sale of our kits, which are a combination of chemical and biological reagents, and our proprietary technologies used to perform diagnostic and research assays on samples.

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

Second Quarter 2011 Highlights

•	Consolidated revenue of $47.6 million for the quarter ended June 30, 2011, representing a 43% increase over revenue for the second quarter of 2010.

•	Shipments of 248 multiplexing analyzers that included 62 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 8,145, up 13% from a year ago.

•	Our partners reported over $97 million of royalty bearing end user sales on xMAP technology for the quarter, a 34% increase over the second quarter of 2010.

•	Signed a global sales and distribution agreement with Life Technologies Corporation for the MAGPIX system for analysis of proteins for research use.

•	Named most innovative company of the year and received business innovation of the year award for the MAGPIX system from the American Business Awards.

•	Received CE marking for our new xTAG Gastrointestinal Pathogen Panel (GPP), which is the first test of its kind to help identify up to 95% of the disease causing pathogens in a single test.

•	Acquired privately-held EraGen Biosciences, Inc., an innovator in molecular diagnostic testing technologies for infectious diseases and genetic applications, for $34 million in cash.

•	Won a 2011 Medical Design Excellence Award in the category of In Vitro Diagnostics for the MAGPIX system.

Consumables Sales Trends

We have experienced significant fluctuations in consumable revenue over the past two years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the third quarter of 2009 through the second quarter of 2011, we had quarterly bulk purchases ranging from $4.3 million to the current quarter’s high of $16.1 million.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies.  Even though we experience variability in consumable revenue, the trend of our long-term average of consumable sales, one of our key indicators of performance, suggests a continued growth pattern.  Another indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales during the past several years.

Future Operations

We expect our primary challenges over the next twelve months to be:

•	the continued adoption and development of partner products incorporating Luminex technology;

•	timely development, completion and successful commercial launch of our pipeline products;

•	commercialization, regulatory clearance and market adoption of output from the ARP segment;

•	the integration of EraGen into our consolidated business operations;

•	the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	the expansion and enhancement of our installed base and our market position within our identified target market segments.

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

Management believes there have been no significant changes during the quarter ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Selected consolidated financial data for the three months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2011	2010	Variance	Variance (%)
Revenue	$47,638	$33,242	$14,396	43%
Gross profit	$33,826	$23,160	10,666	46%
Gross profit margin percentage	71%	70%	1%	N/A
Operating expenses	$25,029	$20,895	4,134	20%
Income (loss) from operations	$8,797	$2,265	6,532	288%

Total revenue increased by 43% to $47.6 million for the three months ended June 30, 2011 from $33.2 million for the comparable period in 2010. The increase in revenue was primarily attributable to an increase of $11.3 million in consumable and royalty revenue.  These increases have resulted from volume increases in bulk purchases from one of our partners and expansion of the active installed base coupled with continued menu expansion by our partners.  We also experienced an increase of $1.8 million in assay revenue in the three months ended June 30, 2011, driven primarily by increased sales of our Cystic Fibrosis (“CF”) and xTAG Respiratory Viral Panel (“RVP”) products.  We sold 248 multiplexing analyzers in the second quarter of 2011, which includes 62 of our new MAGPIX systems as compared to 219 multiplexing analyzers sold for the corresponding prior year period bringing total multiplexing analyzer sales since inception to 8,145 as of June 30, 2011.  Also included in system revenue were sales of 44 sample preparation systems.  We experienced an increase of $1.2 million in system sales in comparison to the second quarter of 2010 due to the addition of these sample preparation systems.

A breakdown of revenue for the three months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2011	2010	Variance	Variance (%)
System sales	$9,135	$7,896	$1,239	16%
Consumable sales	18,397	9,698	8,699	90%
Royalty revenue	7,412	4,861	2,551	52%
Assay revenue	9,261	7,439	1,822	24%
Service revenue	1,844	1,620	224	14%
Other revenue	1,589	1,728	(139)	-8%
	$47,638	$33,242	$14,396	43%

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 38% of consolidated total revenue in the second quarter of 2011 (28% and 10%, respectively). For comparative purposes, our top two customers accounted for 25% of total revenue (14% and 11%, respectively) in the second quarter of 2010. No other customer accounted for more than 10% of total revenue in this quarter.

Gross profit margin percentage for the three months ended June 30, 2011 increased to 71% from 70% for the comparable period in 2010. Gross profit increased to $33.8 million for the three months ended June 30, 2011, as compared to $23.2 million for the three months ended June 30, 2010.  The increase in gross profit was attributable to the overall increase in revenue and an increase in gross profit margins due to the increased percentage of our higher margin revenue items.  Consumables and royalties, two of our higher margin items, comprised $25.8 million, or 54%, of total revenue for the current quarter and $14.6 million, or 44%, of total revenue for the quarter ended June 30, 2010.  The increase in total operating expense dollars from $20.9 million to $25.0 million, but decrease in total operating expenses as a percentage of total revenue from 63% for the second quarter of 2010 to 53% for the second quarter of 2011, illustrates the effect of the increase in revenues and the leverage inherent in our partnership and distribution business model.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in consumable and system purchases, including bulk purchases, and the seasonality effect inherent in our assay revenue.  See additional discussions by segment below.

Technology and Strategic Partnerships (“TSP”) Segment

Selected financial data for our TSP segment for the three months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2011	2010	Variance	Variance (%)
Revenue	$36,211	$25,227	$10,984	44%
Gross profit	$26,905	$17,680	9,225	52%
Gross profit margin percentage	74%	70%	4%	N/A
Operating expenses	$15,333	$14,064	1,269	9%
Income from operations	$11,572	$3,616	7,956	220%

Revenue. Total revenue for our TSP segment increased by 44% to $36.2 million for the three months ended June 30, 2011 from $25.2 million for the comparable period in 2010. The increase in revenue was primarily attributable to an increase of $11.1 million in consumable and royalty revenue attributable to volume increases in bulk purchases from one of our partners and expansion of the active installed base coupled with continued menu expansion by our partners.  These increases in consumable and royalty revenue are offset by a decrease of $0.2 million in system sales as a result of the mix of systems sold as the average selling price varies for each platform.

Three customers accounted for 62% of total TSP segment revenue in the second quarter of 2011 (37%, 13%, and 12%, respectively). For comparative purposes, these same three customers accounted for 43% of total TSP segment revenue (18%, 14%, and 11%, respectively) in the second quarter of 2010.

A breakdown of revenue in the TSP segment for the three months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2011	2010	Variance	Variance (%)
System sales	$7,437	$7,614	$(177)	-2%
Consumable sales	18,264	9,668	8,596	89%
Royalty revenue	7,408	4,861	2,547	52%
Service revenue	1,722	1,506	216	14%
Other revenue	1,380	1,578	(198)	-13%
	$36,211	$25,227	$10,984	44%

System and peripheral component sales decreased by 2% to $7.4 million for the three months ended June 30, 2011 from $7.6 million for the comparable period of 2010.  The TSP segment sold 245 of the 248 total multiplexing analyzer sales, which includes 62 of our new MAGPIX systems, in the three months ended June 30, 2011 as compared to 216 multiplexing analyzers in the same prior year period. The decrease in system revenue is the result of the mix of systems sold as the average selling price varies for each platform. For the three months ended June 30, 2011, two of our partners accounted for 134, or 55% of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 204, or 83%, of total TSP segment systems sold in the three months ended June 30, 2011.

Consumable sales, comprised of microspheres and sheath fluid, increased 89% to $18.3 million for the three months ended June 30, 2011 from $9.7 million for the three months ended June 30, 2010.  The increase in revenue was primarily attributable to volume increases in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs due to a modification to their inventory control practices.  In addition, this could create increased volatility in quarterly demand.  A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended June 30, 2011, we had 14 bulk purchases of consumables totaling approximately $16.1 million as compared with 19 bulk purchases totaling approximately $7.9 million in the three months ended June 30, 2010.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies due to their efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $15.4 million, or 84%, of total consumable sales for the three months ended June 30, 2011.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 52% to $7.4 million for the three months ended June 30, 2011 compared with $4.9 million for the three months ended June 30, 2010. We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended June 30, 2011 and 2010, we had 41 commercial partners submitting royalties. One of our partners reported royalties totaling approximately $3.0 million or 40% of total royalties for the current quarter compared to $1.6 million, or 34%, for the quarter ended June 30, 2010. Two other customers reported royalties totaling approximately $1.7 million, or 23%, of total TSP segment revenue (12% and 11%, respectively) for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. For comparative purposes, these same two customers accounted for approximately $1.3 million, or 27% (15% and 12%, respectively), of total TSP royalty revenue in the second quarter of 2010.  Total royalty bearing sales reported to us by our partners were over $97 million for the quarter ended June 30, 2011 compared with over $72 million for the quarter ended June 30, 2010.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 14% to $1.7 million for the second quarter of 2011 from $1.5 million for the second quarter of 2010. This increase is attributable to increased penetration of the expanded installed base.  At June 30, 2011 and 2010, we had 1,205 and 1,169 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, decreased by 13% to $1.4 million for the three months ended June 30, 2011 from $1.6 million for the three months ended June 30, 2010. This decrease is primarily the result of a decrease in miscellaneous part sales.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the TSP segment increased to 74% for the three months ended June 30, 2011 compared to 70% for the three months ended June 30, 2010.  Gross profit for the TSP segment increased to $26.9 million for the three months ended June 30, 2011, as compared to $17.7 million for the three months ended June 30, 2010. The increase in gross profit was attributable to the overall increase in revenue, the impact of bulk purchases and an increase in gross profit margins due to the increased percentage of our higher margin revenue items.  Consumables and royalties, two of our higher margin items, comprised $25.7 million, or 71%, of TSP segment revenue for the current quarter and $14.5 million, or 58%, of TSP segment revenue for the quarter ended June 30, 2010.

Research and development expense. Research and development expenses for the TSP segment remained consistent at $3.2 million, or 9%, of TSP segment revenue for the three months ended June 30, 2011 from $3.2 million, or 13%, of TSP segment revenue for the comparable period in 2010.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $12.1 million, or 34%, of TSP segment revenue for the three months ended June 30, 2011 from $10.8 million, or 43%, of TSP segment revenue for the comparable period in 2010.  The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in selling, general, and administrative employees and contract employees of the TSP segment to 154 at June 30, 2011 from 139 at June 30, 2010.

Assays and Related Products (“ARP”) Segment

Selected financial data for our ARP segment for the three months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2011	2010	Variance	Variance (%)
Revenue	$11,427	$8,015	$3,412	43%
Gross profit	$6,921	$5,480	1,441	26%
Gross profit margin percentage	61%	68%	-7%	N/A
Operating expenses	$9,696	$6,831	2,865	42%
Loss from operations	$(2,775)	$(1,351)	(1,424)	-105%

A breakdown of revenue in the ARP segment for the three months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Variance	Variance (%)
System sales	$1,698	$282	$1,416	502%
Consumable sales	133	30	103	343%
Royalty revenue	4	-	4	100%
Assay revenue	9,261	7,439	1,822	24%
Service revenue	122	114	8	7%
Other revenue	209	150	59	39%
	$11,427	$8,015	$3,412	43%

Revenue. Total revenue for our ARP segment increased by 43% to $11.4 million for the three months ended June 30, 2011 from $8.0 million for the comparable period in 2010. The increase in revenue was predominantly attributable to an increase in system revenue due to our 2010 acquisition and an increase in assay revenue, driven primarily by increased sales of our RVP and CF products.  Our top two product categories in the current quarter were CF and RVP, which represented approximately 87% of total assay revenue.  The top two customers, by revenue, accounted for 55% of total ARP segment revenue (29% and 26%, respectively) for the three months ended June 30, 2011 compared to 47% (28% and 19%, respectively) for the three months ended June 30, 2010. No other customer accounted for more than 10% of total ARP segment revenue. During the three months ended June 30, 2011, our ARP segment sold three multiplexing analyzers and 44 sample preparation systems. Other revenue includes shipping revenue and training revenue.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the ARP segment decreased to 61% for the three months ended June 30, 2011 from 68% for the three months ended June 30, 2010. Gross profit for the ARP segment increased to $6.9 million for the three months ended June 30, 2011, as compared to $5.5 million for the three months ended June 30, 2010.  The decrease in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items.

Research and development expense. Research and development expenses for our ARP segment were $4.7 million, or 42%, of ARP segment revenue, and $3.2 million, or 40%, of ARP segment revenue, for the three months ended June 30, 2011 and 2010, respectively. The increase in research and development expenses was primarily the result of increases in materials and additional personnel costs associated with the addition of employees resulting from increased activity related to product development.  Research and development employees and contract employees, including EraGen employees, of the ARP segment increased to 105 at June 30, 2011 from 69 at June 30, 2010.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $4.9 million, or 43%, of ARP segment revenue, for the three months ended June 30, 2011 compared to $3.6 million, or 45%, of ARP segment revenue, for the three months ended June 30, 2010.  The increase in selling, general, and administrative expenses is primarily due to $1.3 million of acquisition costs related to the purchase of EraGen.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Selected consolidated financial data for the six months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2011	2010	Variance	Variance (%)
Revenue	$90,913	$66,494	$24,419	37%
Gross profit	$64,554	$45,936	18,618	41%
Gross profit margin percentage	71%	69%	2%	N/A
Operating expenses	$47,463	$39,923	7,540	19%
Income from operations	$17,091	$6,013	11,078	184%

Total revenue increased by 37% to $90.9 million for the six months ended June 30, 2011 from $66.5 million for the comparable period in 2010. The increase in revenue was primarily attributable to an increase of $17.8 million in consumable and royalty revenue resulting from volume increases in bulk purchases from one of our partners and expansion of the active installed base coupled with continued menu expansion by our partners.  We also experienced an increase of $3.7 million in assay revenue in the six months ended June 30, 2011, driven primarily by increased sales of our Cystic Fibrosis (“CF”) and xTAG Respiratory Viral Panel (“RVP”) products.  We sold 445 multiplexing analyzers in the first half of 2011, which includes 100 of our new MAGPIX systems as compared to 416 multiplexing analyzers sold for the corresponding prior year period bringing total multiplexing analyzer sales since inception to 8,145 as of June 30, 2011.  Also included in system revenue were sales of 78 sample preparation systems.  We experienced an increase of $2.2 million in system sales in comparison to the first half of 2010 due to the addition of these sample preparation systems.

A breakdown of revenue for the six months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2011	2010	Variance	Variance (%)
System sales	$16,814	$14,595	$2,219	15%
Consumable sales	33,399	19,517	13,882	71%
Royalty revenue	14,668	10,710	3,958	37%
Assay revenue	18,845	15,099	3,746	25%
Service revenue	3,673	3,207	466	15%
Other revenue	3,514	3,366	148	4%
	$90,913	$66,494	$24,419	37%

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 37% of consolidated total revenue in the six months ended June 30, 2011 (28% and 9%, respectively). For comparative purposes, our top two customers accounted for 27% of total revenue (16% and 11%, respectively) in the six months ended June 30, 2010. No other customer accounted for more than 10% of total revenue in the six months ended June 30, 2011.

Gross profit margin percentage for the six months ended June 30, 2011 increased to 71% from 69% for the comparable period in 2010. Gross profit increased to $64.6 million for the six months ended June 30, 2011, as compared to $46.0 million for the six months ended June 30, 2010.  The increase in gross profit was attributable to the overall increase in revenue and an increase in gross profit margins due to the increased percentage of our higher margin revenue items.  Consumables and royalties, two of our higher margin items, comprised $48.1 million, or 53%, of total revenue for the first half of 2011 and $30.2 million, or 45%, of total revenue for the six months ended June 30, 2010.  The increase in total operating expense dollars from $39.9 million to $47.5 million, but decrease in total operating expenses as a percentage of total revenue from 60% for the first half of 2010 to 52% for the first half of 2011, illustrates the effect of the leverage inherent in our partnership and distribution business model.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in consumable and system purchases and the seasonality effect inherent in our assay revenue.  See additional discussions by segment below.

Technology and Strategic Partnerships (“TSP”) Segment

Selected financial data for our TSP segment for the six months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2011	2010	Variance	Variance (%)
Revenue	$68,146	$50,443	$17,703	35%
Gross profit	$50,286	$35,179	15,107	43%
Gross profit margin percentage	74%	70%	4%	N/A
Operating expenses	$30,058	$27,267	2,791	10%
Income from operations	$20,228	$7,912	12,316	156%

Revenue. Total revenue for our TSP segment increased by 35% to $68.1 million for the six months ended June 30, 2011 from $50.4 million for the comparable period in 2010. The increase in revenue was primarily attributable to an increase of $17.7 million in consumable and royalty revenue attributable to volume increases in bulk purchases from one of our partners and expansion of the active installed base coupled with continued menu expansion by our partners.  These increases in consumable and royalty revenue are offset by a decrease of $0.3 million in system sales as a result of the mix of systems sold as the average selling price varies for each platform.

Three customers accounted for 60% of total TSP segment revenue in the six months ended June 30, 2011 (38%, 11%, and 11%, respectively). For comparative purposes, these same three customers accounted for 47% of total TSP segment revenue (21%, 15%, and 11%, respectively) in the six months ended June 30, 2010.

A breakdown of revenue in the TSP segment for the six months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2011	2010	Variance	Variance (%)
System sales	$13,833	$14,172	$(339)	-2%
Consumable sales	33,238	19,466	13,772	71%
Royalty revenue	14,664	10,710	3,954	37%
Service revenue	3,412	2,998	414	14%
Other revenue	2,999	3,097	(98)	-3%
	$68,146	$50,443	$17,703	35%

System and peripheral component sales decreased by 2% to $13.8 million for the six months ended June 30, 2011 from $14.2 million for the comparable period of 2010.  The TSP segment sold 438 of the 445 total multiplexing analyzer sales, which includes 100 of our new MAGPIX systems, in the six months ended June 30, 2011 as compared to 409 multiplexing analyzers in the same prior year period. The decrease in system revenue is the result of the mix of systems sold as the average selling price varies for each platform. For the six months ended June 30, 2011, two of our partners accounted for 219, or 50%, of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 340, or 78%, of total TSP segment systems sold in the six months ended June 30, 2011.

Consumable sales, comprised of microspheres and sheath fluid, increased 71% to $33.2 million for the six months ended June 30, 2011 from $19.5 million for the six months ended June 30, 2010.  The increase in revenue was primarily attributable to volume increases in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs due to a modification to their inventory control practices.  In addition, this could create increased volatility in quarterly demand.  A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the six months ended June 30, 2011, we had 33 bulk purchases of consumables totaling approximately $29.3 million as compared with 31 bulk purchases totaling approximately $15.6 million in the six months ended June 30, 2010.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies due to their efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $27.9 million, or 83%, of total consumable sales for the six months ended June 30, 2011.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 37% to $14.7 million for the six months ended June 30, 2011 compared with $10.7 million for the six months ended June 30, 2010. We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the six months ended June 30, 2011 and 2010, we had 43 commercial partners submitting royalties. One of our partners reported royalties totaling approximately $5.5 million, or 37%, of total royalties for the six months ended June 30, 2011 compared to $3.5 million, or 33%, for the six months ended June 30, 2010. Two other customers reported royalties totaling approximately $3.3 million, or 23%, of total TSP segment revenue (13% and 10%, respectively) for the six months ended June 30, 2011. No other customer accounted for more than 10% of total royalty revenue for the six months ended June 30, 2011. For comparative purposes, these same two customers accounted for approximately $2.5 million or 24% (13% and 11%, respectively), of total TSP royalty revenue for the six months ended June 30, 2010.  Total royalty bearing sales reported to us by our partners were over $190 million for the six months ended June 30, 2011 compared with over $158 million for the six months ended June 30, 2010.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 14% to $3.4 million for the six months ended June 30, 2011 from $3.0 million for the six months ended June 30, 2010. This increase is attributable to increased penetration of the expanded installed base.  At June 30, 2011 and 2010, we had 1,205 and 1,169 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, decreased by 3% to $3.0 million for the six months ended June 30, 2011 from $3.1 million for the six months ended June 30, 2010.  This decrease is primarily the result of a decrease in part sales.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the TSP segment increased to 74% for the six months ended June 30, 2011 compared to 70% for the six months ended June 30, 2010.  Gross profit for the TSP segment increased to $50.3 million for the six months ended June 30, 2011, as compared to $35.2 million for the six months ended June 30, 2010. The increase in gross profit was attributable to the overall increase in revenue and an increase in gross profit margins due to the increased percentage of our higher margin revenue items.  Consumables and royalties, two of our higher margin items, comprised $47.9 million, or 70%, of TSP segment revenue for the six months ended June 30, 2011 and $30.2 million, or 60%, of TSP segment revenue for the six months ended June 30, 2010.

Research and development expense. Research and development expenses for the TSP segment increased to $6.4 million, or 9%, of TSP segment revenue for the six months ended June 30, 2011 from $6.1 million, or 12%, of TSP segment revenue for the comparable period in 2010.  The increase was primarily attributable to an increase in patent filing and related costs due to our internal development activities.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $23.7 million, or 35%, of TSP segment revenue for the six months ended June 30, 2011 from $21.2 million, or 42%, of TSP segment revenue for the comparable period in 2010.  The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in selling, general, and administrative employees and contract employees of the TSP segment to 154 at June 30, 2011 from 139 at June 30, 2010.

Assays and Related Products (“ARP”) Segment

Selected financial data for our ARP segment for the six months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2011	2010	Variance	Variance (%)
Revenue	$22,767	$16,051	$6,716	42%
Gross profit	$14,268	$10,757	3,511	33%
Gross profit margin percentage	63%	67%	-4%	N/A
Operating expenses	$17,405	$12,656	4,749	38%
Loss from operations	$(3,137)	$(1,899)	(1,238)	-65%

A breakdown of revenue in the ARP segment for the six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Six Months Ended June 30,
	2011	2010	Variance	Variance (%)
System sales	$2,981	$423	$2,558	605%
Consumable sales	161	51	110	216%
Royalty revenue	4	-	4	100%
Assay revenue	18,845	15,099	3,746	25%
Service revenue	261	209	52	25%
Other revenue	515	269	246	91%
	$22,767	$16,051	$6,716	42%

Revenue. Total revenue for our ARP segment increased by 42% to $22.8 million for the six months ended June 30, 2011 from $16.1 million for the comparable period in 2010. The increase in revenue was predominantly attributable to an increase in system revenue due to our acquisition of BSD and an increase in assay revenue, driven primarily by increased sales of our RVP and CF products.  Our top two product categories for the six months ended June 30, 2011 were CF and RVP, which represented approximately 88% of total assay revenue.  The top two customers, by revenue, accounted for 59% of total ARP segment revenue (31% and 28%, respectively) for the six months ended June 30, 2011 compared to 48% (29% and 19%, respectively) for the six months ended June 30, 2010. No other customer accounted for more than 10% of total ARP segment revenue. During the six months ended June 30, 2011, our ARP segment sold seven multiplexing analyzers and 78 sample preparation systems. Other revenue includes shipping revenue and training revenue.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the ARP segment decreased to 63% for the six months ended June 30, 2011 from 67% for the six months ended June 30, 2010. Gross profit for the ARP segment increased to $14.3 million for the six months ended June 30, 2011, as compared to $10.8 million for the six months ended June 30, 2010.  The decrease in gross profit margin percentage was primarily attributable to changes in revenue mix between our higher and lower gross margin items.

Research and development expense. Research and development expenses for our ARP segment were $9.2 million, or 40%, of ARP segment revenue, and $5.8 million, or 36%, of ARP segment revenue, for the six months ended June 30, 2011 and 2010, respectively. The increase in research and development expenses was primarily the result of increases in materials and additional personnel costs associated with the addition of employees resulting from increased activity related to product development.  Research and development employees and contract employees of the ARP segment, including the EraGen employees, increased to 105 at June 30, 2011 from 69 at June 30, 2010.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $8.3 million, or 36%, of ARP segment revenue, for the six months ended June 30, 2011 compared to $6.8 million, or 43%, of ARP segment revenue, for the six months ended June 30, 2010.  The increase in selling, general, and administrative expenses is primarily due to $1.3 million of acquisition costs related to the purchase of EraGen.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2011	December 31, 2010
	(in thousands)

Cash and cash equivalents	$55,610	$89,487
Short-term investments	29,983	28,404
Long-term investments	19,757	6,021
	$105,350	$123,912

At June 30, 2011, we held cash and cash equivalents, short-term investments, and long-term investments of $105.4 million and had working capital of $121.9 million. At December 31, 2010, we held cash and cash equivalents, short-term investments, and long-term investments of $123.9 million and had working capital of $151.9 million.  The decrease in cash and cash equivalents, short-term investments, and long-term investments in the six months ended June 30, 2011 is primarily attributable to the acquisition of EraGen for $34 million, stock repurchases of $4.7 million and our strategic investment in a private company of $2.0 million, offset by operating cash flows of $21.9 million.

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

To the extent our capital resources are insufficient to meet future capital requirements we will have to raise additional funds to continue the development and deployment of our technologies, or to supplement our position through strategic acquisitions. There can be no assurance that debt or equity funds will be available on favorable terms, if at all, particularly given the current state of the capital markets. Any downgrade in our credit rating could adversely affect our ability to raise debt capital on favorable terms, or at all.  To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations or growth strategies significantly or to obtain funds through entering into agreements on unattractive terms.

Debt

On December 12, 2003, Luminex Molecular Diagnostics (“LMD”) entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (Cdn) $7.3 million relating to the development of several genetic tests.  This agreement was amended in March 2009.  Funds were advanced from Technology Partnerships Canada (TPC), a special operating program.  The actual payments we received were predicated on eligible expenditures made during the project period which ended July 31, 2008.  LMD has received Cdn $4.9 million from TPC which is expected to be repaid along with approximately Cdn $1.6 million of imputed interest for a total of approximately Cdn $6.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at June 30, 2011 would yield a less than 1% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of June 30, 2011, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $708,000 on foreign currency denominated asset and liability balances as of June 30, 2011. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $166,000 was included in determining our consolidated results for the quarter ended June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our 2010 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in our 2010 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2011 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
04/01/11 - 04/30/11	80,445	$20.31	74,700	$15,770,000
05/01/11 - 05/31/11	6,455	20.69	-	18,750,000
06/01/11 - 06/30/11	27,069	20.58	-	18,750,000
Total Second Quarter	113,969	$20.39	74,700	$18,750,000

(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares and shares repurchased under the stock repurchase program authorized in November 2010.

(2) These shares were purchased in open-market transactions pursuant to a publicly announced repurchase program. Our initial share repurchase program was announced on November 17, 2010 and authorized the purchase of up to 1.0 million shares of our common stock, but no more than $21 million in aggregate purchase price, through November 2011. The repurchase program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended at any time at our discretion.

(3) Amounts shown in this column reflect amounts remaining under our stock repurchase program referenced in Note (2) above. On May 19, 2011, the repurchase program was amended to increase the then remaining value of allowable shares to be purchased from $15.77 million to $18.75 million in aggregate purchase price through February 6, 2012.

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.