Form 10-Q
period 2011-09-30
LUMINEX CORP
filed 2011-11-02
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 42,135,791 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on October 31, 2011.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

SIGNATURES AND EXHIBITS	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,081	$89,487
Restricted cash	1,005	1,002
Short-term investments	31,584	28,404
Accounts receivable, net	20,909	20,936
Inventories, net	25,975	24,932
Deferred income taxes	3,263	4,225
Prepaids and other	3,242	2,732

Total current assets	151,059	171,718

Property and equipment, net	24,972	22,084
Intangible assets, net	30,591	12,944
Deferred income taxes	13,515	6,363
Long-term investments	11,705	6,021
Goodwill	42,709	42,250
Other	6,210	4,430

Total assets	$280,761	$265,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,839	$7,621
Accrued liabilities	7,546	7,444
Deferred revenue	3,726	3,866
Current portion of long-term debt	700	849

Total current liabilities	18,811	19,780

Long-term debt	2,797	3,351
Deferred revenue	3,961	4,303
Other	3,695	3,511

Total liabilities	29,264	30,945

Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,349,601 shares at September 30, 2011; 41,245,033 shares at December 31, 2010	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	301,233	295,422
Accumulated other comprehensive income	939	1,150
Accumulated deficit	(50,716)	(61,748)

Total stockholders' equity	251,497	234,865

Total liabilities and stockholders' equity	$280,761	$265,810

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Revenue	$45,557	$33,873	$136,470	$100,367
Cost of revenue	17,140	12,011	43,499	32,569

Gross profit	28,417	21,862	92,971	67,798

Operating expenses:
Research and development	7,997	7,081	23,512	19,002
Selling, general and administrative	17,600	14,626	49,548	42,628

Total operating expenses	25,597	21,707	73,060	61,630

Income from operations	2,820	155	19,911	6,168
Interest expense from long-term debt	(73)	(106)	(235)	(334)
Other income, net	72	159	287	400

Income before income taxes	2,819	208	19,963	6,234
Income taxes	(891)	(935)	(8,931)	(4,202)

Net income (loss)	$1,928	$(727)	$11,032	$2,032

Net income (loss) per share, basic	$0.05	$(0.02)	$0.27	$0.05

Shares used in computing net income (loss) per share, basic	41,391	41,131	41,298	40,973

Net income (loss) per share, diluted	$0.05	$(0.02)	$0.26	$0.05

Shares used in computing net income (loss) per share, diluted	42,611	41,131	42,533	42,235

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,928	$(727)	$11,032	$2,032
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,287	2,210	8,425	6,494
Stock-based compensation	2,761	2,319	8,301	6,925
Deferred income tax benefit (expense)	(1,913)	985	1,466	3,490
Excess income tax benefit from employee stock-based awards	(2,640)	234	(6,345)	(1,290)
Other	(427)	586	(122)	849
Changes in operating assets and liabilities:
Accounts receivable, net	(5,252)	(1,144)	1,404	4,066
Inventories, net	2,166	(2,952)	3,373	(5,065)
Other assets	482	591	(704)	(154)
Accounts payable	2,360	1,044	(1,894)	(2,422)
Accrued liabilities	4,026	308	4,193	(1,037)
Deferred revenue	(20)	450	(480)	1,190

Net cash provided by operating activities	6,758	3,904	28,649	15,078

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,022)	(4,998)	(34,269)	(26,665)
Maturities of available-for-sale securities	11,539	-	25,716	16,193
Purchase of property and equipment	(3,322)	(3,113)	(7,120)	(8,562)
Business acquisition consideration, net of cash acquired	-	-	(33,914)	(5,036)
Increase in restricted cash	-	-	-	(1,000)
Purchase of cost method investment	-	(76)	(2,000)	(2,076)
Acquired technology rights	(439)	-	(526)	(1,200)

Net cash provided by (used in) investing activities	2,756	(8,187)	(52,113)	(28,346)

Cash flows from financing activities:
Payments on debt	-	-	(885)	(895)
Proceeds from issuance of common stock	2,616	7	3,434	1,447
Payments for stock repurchases	(5,054)	-	(9,740)	-
Excess income tax benefit from employee stock-based awards	2,640	(234)	6,345	1,290

Net cash provided by (used in) financing activities	202	(227)	(846)	1,842

Effect of foreign currency exchange rate on cash	(245)	(247)	(96)	(188)
Change in cash and cash equivalents	9,471	(4,757)	(24,406)	(11,614)
Cash and cash equivalents, beginning of period	55,610	83,986	89,487	90,843

Cash and cash equivalents, end of period	$65,081	$79,229	$65,081	$79,229

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company’s comprehensive income or loss is comprised of net income or loss, unrealized gains and losses on securities classified as available-for-sale, and foreign currency translation. Comprehensive income, net of tax, for the three and nine months ended September 30, 2011 was approximately $1.4 million and approximately $10.8 million, respectively, and comprehensive income, net of tax, for the three and nine months ended September 30, 2010 was approximately $0.2 million and approximately $3.1 million, respectively.

The Company has reclassified certain 2010 amounts in the accompanying consolidated financial statements to conform to the 2011 presentation, including amounts previously classified as a component of selling, general and administrative expenses to research and development expenses to conform to the current period presentation. This reclassification was $1.3 million and $2.3 million for the three and nine months ended September 30, 2010, respectively, and was not material to the Company’s consolidated financial statements.

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

The results of operations for EraGen have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.  $5.6 million of the cash purchase price was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters and to satisfy any post-closing adjustments. $150,000 of this escrow was released in the third quarter of 2011 as the closing balance sheet was finalized.

The acquisition of EraGen has been accounted for as business combinations in accordance with ASC 805 Business Combinations and, as such, the assets acquired and liabilities assumed have been recorded at their respective fair values. The determination of fair value for the identifiable tangible and intangible assets acquired and liabilities assumed requires extensive use of estimates and judgments. Significant estimates and assumptions include, but are not limited to estimating future cash flows and determining the appropriate discount rate.  The following table summarizes the estimated fair values of EraGen’s assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible assets assumed as of June 27, 2011	$5,884
Intangible assets subject to amortization	19,967
Deferred tax assets, net	7,617
Goodwill	532
Total purchase price	$34,000

The Company has finalized the purchase price allocation for the EraGen transaction.  If information later becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be recognized in the income statement.  Acquired finished goods and work-in-process inventory was valued at its estimated selling price less the sum of costs of sales efforts and a reasonable profit allowance for the Company's selling effort and, with respect to work-in-process inventory, estimated costs to complete. This resulted in a fair value adjustment that increased finished goods inventory by approximately $3.3 million. As the Company sells the acquired inventory, its costs of sales will reflect the increased valuation of the inventory, which will reduce the Company's gross margins until such inventory is sold.

Unaudited Pro forma Financial Information

EraGen’s results of operations have been included in the Company’s financial statements since the date of the acquisition.   The unaudited pro forma financial information set forth below assumes that EraGen had been acquired at the beginning of the 2011 and 2010 fiscal years, respectively, and includes the effect of estimated amortization of acquired identifiable intangible assets, removal of interest expense on EraGen’s debt extinguished at the date of acquisition, removal of acquisition costs and the impact of purchase accounting adjustments, tax and inventory valuation adjustments. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the periods presented. In addition, the unaudited pro forma financial information is not intended to be a projection of future results and does not reflect any operating efficiencies or cost savings that might be achievable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue	$45,557	$36,043	$140,889	$108,984
Income from operations	2,820	(2,258)	12,867	891
Net income (loss)	1,928	(2,202)	5,243	(1,198)
Net income (loss) per share, basic	$0.05	$(0.05)	$0.13	$(0.03)
Shares used in computing net income (loss) per share, basic	41,391	41,131	41,298	40,973
Net income (loss) per share, diluted	$0.05	$(0.05)	$0.12	$(0.03)
Shares used in computing net income (loss) per share, diluted	42,611	41,131	42,533	42,235

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date.  The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of September 30, 2011 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value

Current:
Money Market funds	$45,395	$-	$-	$45,395
Non-government sponsored debt securities	31,568	22	(6)	31,584
Total current securities	76,963	22	(6)	76,979

Noncurrent:
Non-government sponsored debt securities	11,668	37	-	11,705
Total noncurrent securities	11,668	37	-	11,705

Total available-for-sale securities	$88,631	$59	$(6)	$88,684

Available-for-sale securities consisted of the following as of December 31, 2010 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value

Current:
Money Market funds	$52,494	$-	$-	$52,494
Government sponsored debt securities	2,008	7	-	2,015
Non-government sponsored debt securities	51,315	81	(7)	51,389
Total current securities	105,817	88	(7)	105,898

Noncurrent:
Non-government sponsored debt securities	6,018	14	(11)	6,021
Total noncurrent securities	6,018	14	(11)	6,021

Total available-for-sale securities	$111,835	$102	$(18)	$111,919

There were no proceeds from the sales of available-for-sale securities during the three and nine months ended September 30, 2011 or 2010. Net unrealized holding gains on available-for-sale securities in the amount of $53,000 have been included in accumulated other comprehensive income as of September 30, 2011.  All of the Company’s available-for-sale securities with gross unrealized losses as of September 30, 2011 and December 31, 2010 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at September 30, 2011 and December 31, 2010, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	September 30, 2011	December 31, 2010
Due in one year or less	$31,584	$53,404
Due after one year through two years	11,705	6,021
	$43,289	$59,425

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

NOTE 4 — INVENTORY, NET

Inventory is stated at the lower of cost or market, with cost determined according to the standard cost method. Additionally, the balance includes inventory acquired as part of the purchase of EraGen that has been marked to fair value.  Inventory consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Parts and supplies	$12,792	$13,400
Work-in-progress	6,885	6,301
Finished goods	6,298	5,231
	$25,975	$24,932

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  The Company began classifying certain of its available-for-sale marketable securities as Level 2 in the current quarter. Prior to the quarter ending September 30, 2011, the Company classified all investment portfolio assets as Level 1 inputs.  These changes in the disclosed classification had no effect on the reported fair values of these investments. Prior period amounts have been reclassified to conform to the current year presentation. Except as noted above, there were no transfers between level 1, level 2, or level 3 measurements for the nine month period ending September 30, 2011. The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at September 30, 2011 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$45,395	$-	$-	$45,395
Non-government sponsored debt securities	-	43,289	-	43,289
Cost-method equity investment	-	-	4,081	4,081

Liabilities:
Long-term debt	$-	$-	$3,057	$3,057
Contingent consideration	-	-	41	41

	Fair Value Measurements at December 31, 2010 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$52,494	$-	$-	$52,494
Non-government sponsored debt securities	-	57,410	-	57,410
Government sponsored debt securities	-	2,015	-	2,015
Cost-method equity investment	-	-	2,081	2,081

Liabilities:
Long term Debt	$-	$-	$3,565	$3,565
Contingent Consideration	-	-	41	41

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

On June 27, 2011, the Company completed the acquisition of EraGen.  As a result, the Company recorded approximately $0.5 million of goodwill and $20.0 million of other identifiable intangible assets.  For impairment testing purposes, the Company has assigned all of the EraGen goodwill to the ARP segment.   This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	September 30, 2011	December 31, 2010
Balance at beginning of year	$42,250	$39,617
Acquisition of BSD	-	2,181
Acquisition of EraGen	532	-
Foreign currency translation adjustments	(73)	452
Balance at end of period	$42,709	$42,250

Also, as a result of the acquisition of EraGen, the Company acquired amortizable identifiable intangible assets consisting of developed technology of $11.3 million, customer lists and contracts of $6.7 million, licensing and other agreements of $1.0 million, trade name of $0.7 million and in process research and development of $0.3 million.  These will be amortized over their estimated lives of ten to twelve years for the developed technology; customer lists and contracts; five years for the software related developed technology, eleven years for the licensing and other agreements; and one year for the trade name and non-compete agreements.   During the third quarter of 2011, two of the in-process research and development projects from the EraGen acquisition were completed and transferred to developed technology.  The remaining in-process research and development projects are scheduled to be completed in 2012 and 2013.  The estimated costs to complete these projects are not material. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2010
Balance at December 31, 2009	$17,400	$1,100	$-	$-	$18,500
Additions due to acquisition of BSD	825	152	232	583	1,792
Foreign currency translation adjustments	182	33	51	129	395
Balance at December 31, 2010	18,407	1,285	283	712	20,687
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2009	(5,355)	(207)	-	-	(5,562)
Amortization expense	(2,000)	(99)	(68)	-	(2,167)
Foreign currency translation adjustments	(7)	(2)	(5)	-	(14)
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	-	(7,743)
Net balance at December 31, 2010	$11,045	$977	$210	$712	$12,944

Weighted average life (in years)	9	15	4

2011
Balance at December 31, 2010	$18,407	$1,285	$283	$712	$20,687
Additions due to acquisition of EraGen	11,332	6,697	1,652	286	19,967
Completion of IP R&D projects	270	-	-	(270)	-
Foreign currency translation adjustments	(28)	(5)	(8)	(20)	(61)
Balance at September 30, 2011	29,981	7,977	1,927	708	40,593
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	-	(7,743)
Amortization expense	(1,847)	(264)	(170)	-	(2,281)
Foreign currency translation adjustments	12	3	7	-	22
Accumulated amortization balance at September 30, 2011	(9,197)	(569)	(236)	-	(10,002)
Net balance at September 30, 2011	$20,784	$7,408	$1,691	$708	$30,591

Weighted average life (in years)	10	11	9

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2011 ( three months)	$1,110
2012	4,222
2013	4,102
2014	4,075
2015	3,315
Thereafter	13,059
29,883
IP R&D	708
$30,591

NOTE 7 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$1,928	$(727)	$11,032	$2,032

Denominator:
Denominator for basic net income (loss) per share - weighted average common stock outstanding	41,391	41,131	41,298	40,973

Effect of dilutive securities: stock options and awards	1,220	-	1,235	1,262

Denominator for diluted net income (loss) per share - weighted average shares outstanding - diluted	42,611	41,131	42,533	42,235

Basic net income (loss) per share	$0.05	$(0.02)	$0.27	$0.05
Diluted net income (loss) per share	$0.05	$(0.02)	$0.26	$0.05

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately zero and 0.7 million shares for the three months ended September 30, 2011 and 2010, respectively, and zero and 0.7 million shares for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the computations of diluted EPS because the effect of including those RSAs, RSUs, and stock options would have been anti-dilutive.

NOTE 8 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the nine months ended September 30, 2011 was as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,367	$10.82
Granted	84	18.26
Exercised	(294)	11.70
Cancelled or expired	(125)	23.96
Outstanding at September 30, 2011	2,032	$10.19

The Company had $1.7 million of total unrecognized compensation costs related to stock options at September 30, 2011 that are expected to be recognized over a weighted average period of 1.8 years.

The Company’s restricted share activity for the nine months ended September 30, 2011 was as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2010	1,093	$16.41
Granted	213	18.46
Vested	(350)	16.09
Cancelled or expired	(56)	16.59
Non-vested at September 30, 2011	900	$17.01

Restricted Stock Units	Shares (in thousands)
Non-vested at December 31, 2010	768
Granted	267
Vested	(50)
Cancelled or expired	(49)
Non-vested at September 30, 2011	936

As of September 30, 2011, there was $14.8 million and $6.3 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 2.9 years for the RSAs and 2.4 years for the RSUs.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$222	$250	$665	$674
Research and development	535	450	1,565	1,148
Selling, general and administrative	2,004	1,619	6,071	5,103
Stock-based compensation costs reflected in net income (loss)	$2,761	$2,319	$8,301	$6,925

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

Intersegment sales are recorded at fixed prices that approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $2.0 million and $2.1 million for the quarters ending September 30, 2011 and 2010, respectively, and $6.5 million and $5.3 million for the nine months ended September 30, 2011 and 2010, respectively, have been eliminated upon consolidation.  Following is selected segment information for and as of the periods indicated (in thousands).

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated

Revenues from external customers	$29,918	$15,639	$45,557	$24,593	$9,280	$33,873

Depreciation and amortization	1,498	1,789	$3,287	1,205	1,005	$2,210

Segment profit (loss)	4,833	(2,905)	$1,928	1,246	(1,973)	$(727)

Segment assets	159,197	121,564	$280,761	178,817	80,221	$259,038

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated

Revenues from external customers	$98,064	$38,406	$136,470	$75,036	$25,331	$100,367

Depreciation and amortization	4,400	4,025	$8,425	3,739	2,755	$6,494

Segment profit (loss)	17,156	(6,124)	$11,032	5,769	(3,737)	$2,032

Segment assets	159,197	121,564	$280,761	178,817	80,221	$259,038

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2010	$477
Warranty expenses	(903)
Accrual for warranty costs	1,022
Accrued warranty costs at September 30, 2011	$596

NOTE 11 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the nine months ended September 30, 2011 was 44.74%, including amounts recorded for discrete events.  This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full Federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S. and Canada; therefore cash taxes to be paid are expected to be in the range of 15-20% of income tax expense.

As a part of the EraGen acquisition, we acquired EraGen’s federal net operating loss of $41.1 million. Due to the change in ownership, our utilization of the net operating loss is limited under Section 382 of the Internal Revenue Code. When applying the Section 382 limits, our utilization of EraGen’s net operating loss is limited to $5.0 million in 2011, $3.3 million per year from 2012 through 2015, $2.2 million in 2016, and $1.5 million per year from 2017 through 2030.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S. tax returns dating back to 1996 can still be reviewed by the taxing authorities.   With respect to Canada, tax returns dating back to 2002 can still be reviewed by the authorities.  The Company recorded an increase of $10,200 to the estimated amount of liability associated with its uncertain tax position in the third quarter of 2011.  No other material changes to this liability are expected within the next 12 months.  For the nine months ended September 30, 2011, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted).  The Company early adopted the amendments in connection with the performance of the Company’s annual goodwill impairment test.  The impact of adoption on the Company’s financial position and results of operations was not material.

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

•	our ability to obtain and enforce intellectual property protections on our products and technologies;

•	reliance on third party distributors for distribution of specific assay products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	potential shortages, or increases in costs, of components or other disruptions to our manufacturing operations;

•	competition;

•	our ability to successfully launch new products;

•	the timing of and process for regulatory approvals;

•	our increasing dependency on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency;

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

•
risks relating to our foreign operations, including fluctuations in exchange rates, tariffs, customs and other barriers to importing/exporting materials and products in a cost effective and timely manner; difficulties in accounts receivable collections; the burden of complying with foreign and international laws and treaties; and the burden of complying with and changes in international taxation policies.

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict.  Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2010 10-K.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report, including in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

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

Our xMAP® (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, light emitting diodes (LEDs), digital signal processors, CCD imaging and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.   In addition to our xMAP technology, our other offerings include automation and robotics in the field of dry sample handling.

Our xTAG® and MultiCode® assay chemistries are proprietary technologies used to detect analytes for human genetic testing and infectious disease testing.  The xTAG and MultiCode chemistries are both compatible with our xMAP technology, and the MultiCode chemistry is also compatible with low-plex real-time PCR platforms available from a variety of vendors.

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of September 30, 2011, Luminex had approximately 65 strategic partners and these partners have purchased from Luminex approximately 8,370 xMAP-based multiplexing analyzer systems. Of the 65 strategic partners, 44 have released commercialized reagent-based products utilizing our technology.

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

Third Quarter 2011 Highlights

•	Consolidated revenue of $45.6 million for the quarter ended September 30, 2011, representing a 34% increase over revenue for the third quarter of 2010.

•	Shipments of 226 multiplexing analyzers that included 61 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 8,371, up 13% from a year ago.

•	Our partners reported over $98 million of royalty bearing end user sales on xMAP technology for the quarter, a 13% increase over the third quarter of 2010.

•	Received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for our xTAG Respiratory Viral Panel FAST (RVP FAST).

•	Received 510(k) clearance from the FDA for our xTAG RVP with xPONENT.

•	Received 510(k) clearance from the FDA for our MultiCode-RTx HSV 1&2 – easyMAG.

Consumables Sales Trends

We have experienced significant fluctuations in consumable revenue over the past two years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the third quarter of 2009 through the third quarter of 2011, we had quarterly bulk purchases ranging from $4.3 million to $16.1 million.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner remains variable; however, our other bulk purchasing customers are less variable in their ordering patterns.  Even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales during the past several years.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	commercialization, regulatory clearance and market adoption of output from the ARP segment;

•	the expansion and enhancement of our installed base and our market position within our identified target market segments;

•	the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	the continued adoption and development of partner products incorporating Luminex technology.

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

Management believes there have been no significant changes during the quarter ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Selected consolidated financial data for the three months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2011	2010	Variance	Variance (%)
Revenue	$45,557	$33,873	$11,684	34%
Gross profit	$28,417	$21,862	6,555	30%
Gross profit margin percentage	62%	65%	-3%	N/A
Operating expenses	$25,597	$21,707	3,890	18%
Income from operations	$2,820	$155	2,665	1719%

Total revenue increased by 34% to $45.6 million for the three months ended September 30, 2011 from $33.9 million for the comparable period in 2010. The increase was primarily attributable to an increase in our high margin items, consumables, royalties and assays, of $10.7 million.  The increase in these high margin items accounted for 91% of the total revenue increase.  We experienced an increase of $5.6 million in assay revenue in the three months ended September 30, 2011, driven primarily by the acquisition of EraGen on June 27, 2011 and increased sales of our Cystic Fibrosis (“CF”) and xTAG Respiratory Viral Panel (“RVP”) products.  In addition, the increase in consumable sales of $3.3 million resulted from volume increases in bulk purchases from one of our partners.   We sold 226 multiplexing analyzers in the third quarter of 2011, which included 61 of our new MAGPIX systems as compared to 231 multiplexing analyzers sold for the corresponding prior year period, which included 41 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 8,371 as of September 30, 2011.  Also included in system revenue were sales of 41 sample preparation systems.

A breakdown of revenue for the three months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2011	2010	Variance	Variance (%)
System sales	$8,638	$8,085	$553	7%
Consumable sales	11,965	8,633	3,332	39%
Royalty revenue	7,450	5,660	1,790	32%
Assay revenue	13,424	7,863	5,561	71%
Service revenue	1,881	1,679	202	12%
Other revenue	2,199	1,953	246	13%
	$45,557	$33,873	$11,684	34%

We continue to experience revenue concentration in a limited number of strategic partners. Three customers accounted for 40% of consolidated total revenue in the third quarter of 2011 (19%, 11% and 10%, respectively). For comparative purposes, the same three customers accounted for 38% of total revenue (14%, 13% and 11%, respectively) in the third quarter of 2010. No other customer accounted for more than 10% of total revenue in the three months ended September 30, 2011 or 2010.

Gross profit margin percentage for the three months ended September 30, 2011 decreased to 62% from 65% for the comparable period in 2010.  In spite of the decrease in gross profit margin percentage, gross profit increased to $28.4 million for the three months ended September 30, 2011, as compared to $21.9 million for the three months ended September 30, 2010.  The decrease in gross profit margins was primarily the result of the impact of a $2.0 million incremental expense resulting from recording the EraGen inventory acquired at fair value on the date of acquisition.  Assay revenue comprised $13.4 million, or 29%, of total revenue for the third quarter of 2011 and $7.9 million, or 23% of total revenue for the quarter ended September 30, 2010.  The increase in total operating expense dollars from $21.7 million to $25.6 million, but decrease in total operating expenses as a percentage of total revenue from 64% for the third quarter of 2010 to 56% for the third quarter of 2011, illustrates the leverage inherent in our partnership and distribution business model as revenues increase.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality effect inherent in our assay revenue.  See additional discussions by segment below.

Technology and Strategic Partnerships (“TSP”) Segment

Selected financial data for our TSP segment for the three months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2011	2010	Variance	Variance (%)
Revenue	$29,918	$24,593	$5,325	22%
Gross profit	$20,565	$16,556	4,009	24%
Gross profit margin percentage	69%	67%	2%	N/A
Operating expenses	$15,137	$14,363	774	5%
Income from operations	$5,428	$2,193	3,235	148%

Revenue. Total revenue for our TSP segment increased by 22% to $29.9 million for the three months ended September 30, 2011 from $24.6 million for the comparable period in 2010. The increase in revenue was primarily attributable to an increase of $4.9 million in consumable and royalty revenue attributable to volume increases in bulk purchases from one of our partners and expansion of the active installed base coupled with continued menu expansion by our partners.

Three customers accounted for 55% of total TSP segment revenue in the third quarter of 2011 (29%, 16%, and 10%, respectively). For comparative purposes, these same three customers accounted for 52% of total TSP segment revenue (19%, 19%, and 14%, respectively) in the third quarter of 2010.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the three months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2011	2010	Variance	Variance (%)
System sales	$7,049	$6,967	$82	1%
Consumable sales	11,890	8,607	3,283	38%
Royalty revenue	7,309	5,660	1,649	29%
Service revenue	1,727	1,553	174	11%
Other revenue	1,943	1,806	137	8%
	$29,918	$24,593	$5,325	22%

System and peripheral component sales increased by 1% to $7.0 million for the three months ended September 30, 2011 from $7.0 million for the comparable period of 2010.  The TSP segment sold 223 of the 226 total multiplexing analyzer sales, which includes 61 of our new MAGPIX systems, in the three months ended September 30, 2011 as compared to 228 multiplexing analyzers in the same prior year period. The increase in system revenue is the result of the mix of systems sold as the average selling price varies for each platform.  For the three months ended September 30, 2011, two of our partners accounted for 109, or 49% of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 181, or 81%, of total TSP segment systems sold in the three months ended September 30, 2011.

Consumable sales, comprised of microspheres and sheath fluid, increased 38% to $11.9 million for the three months ended September 30, 2011 from $8.6 million for the three months ended September 30, 2010.  The increase in revenue was primarily attributable to volume increases in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs due to a modification to their inventory control practices.  In addition, this could create increased volatility in quarterly demand.  A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended September 30, 2011, we had 19 bulk purchases of consumables totaling approximately $10.1 million, ranging from $0.1 million to $4.9 million, as compared with 17 bulk purchases totaling approximately $7.0 million in the three months ended September 30, 2010.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies due to their efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $9.5 million, or 80%, of total consumable sales for the three months ended September 30, 2011.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 29% to $7.3 million for the three months ended September 30, 2011 compared with $5.7 million for the three months ended September 30, 2010.  Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended September 30, 2011, we had 39 commercial partners submitting royalties as compared to 38 for the three months ended September 30, 2010. One of our partners reported royalties totaling approximately $3.2 million or 43% of total royalties for the current quarter compared to $2.1 million, or 38%, for the quarter ended September 30, 2010. Two other customers reported royalties totaling approximately $1.7 million, or 23%, of total TSP royalty revenue (12% and 11%, respectively) for the current quarter. No other customer accounted for more than 10% of total royalty revenue for the current quarter. For comparative purposes, these same two customers accounted for approximately $1.4 million, or 25% (13% and 12%, respectively), of total TSP royalty revenue in the third quarter of 2010.  Royalty revenues were comprised of 72% from diagnostic partners and 28% from life science research partners.  Total TSP royalty bearing sales reported to us by our partners were over $98 million for the quarter ended September 30, 2011 compared with over $87 million for the quarter ended September 30, 2010.  During the quarter, in addition to the benefit resulting from the increase in royalty bearing sales reported by our partners, we also realized benefits from an increase in the average royalty rate from 6.5% for the quarter ended September 30, 2010 to 7.2% for the quarter ended September 30, 2011, contributing 55% of the overall increase for the quarter.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 11% to $1.7 million for the third quarter of 2011 from $1.6 million for the third quarter of 2010. This increase is attributable to increased penetration of the expanded installed base.  At September 30, 2011 and 2010, we had 1,246 and 1,232 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, increased by 8% to $1.9 million for the three months ended September 30, 2011 from $1.8 million for the three months ended September 30, 2010. This increase is primarily the result of an increase in miscellaneous part sales and license fees.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the TSP segment increased to 69% for the three months ended September 30, 2011 compared to 67% for the three months ended September 30, 2010.  Gross profit for the TSP segment increased to $20.6 million for the three months ended September 30, 2011, as compared to $16.6 million for the three months ended September 30, 2010. The increase in gross profit was attributable to the overall increase in revenue, the impact of bulk purchases and an increase in gross profit margins due to the increased percentage of our higher margin revenue items.  Consumables and royalties, two of our higher margin items, comprised $19.2 million, or 64%, of TSP segment revenue for the current quarter and $14.3 million, or 58%, of TSP segment revenue for the quarter ended September 30, 2010.

Research and development expense. Research and development expenses for the TSP segment decreased to $3.1 million, or 11%, of TSP segment revenue for the three months ended September 30, 2011 from $3.2 million, or 13%, of TSP segment revenue for the comparable period in 2010.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $12.0 million for the three months ended September 30, 2011 from $11.2 million for the comparable period in 2010.  However, as a percentage of revenue, selling, general and administrative expense decreased from 46% of TSP segment revenue for the three months ended September 30, 2010 to 40% of TSP segment revenue for the three months ended September 30, 2011, which illustrates the leverage inherent in our partnership and distribution business model as revenues increase.  The increase in the total selling, general and administrative expense dollars was primarily related to growth in our marketing efforts to support our global initiatives and expansion of our technology infrastructure.

Assays and Related Products (“ARP”) Segment

Selected financial data for our ARP segment for the three months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2011	2010	Variance	Variance (%)
Revenue	$15,639	$9,280	$6,359	69%
Gross profit	$7,852	$5,306	2,546	48%
Gross profit margin percentage	50%	57%	-7%	N/A
Operating expenses	$10,460	$7,344	3,116	42%
Loss from operations	$(2,608)	$(2,038)	(570)	-28%

A breakdown of revenue in the ARP segment for the three months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010	Variance	Variance (%)
System sales	$1,589	$1,118	$471	42%
Consumable sales	75	26	49	188%
Royalty revenue	141	-	141	100%
Assay revenue	13,424	7,863	5,561	71%
Service revenue	154	126	28	22%
Other revenue	256	147	109	74%
	$15,639	$9,280	$6,359	69%

Revenue. Total revenue for our ARP segment increased by 69% to $15.6 million for the three months ended September 30, 2011 from $9.3 million for the comparable period in 2010. The increase in revenue was predominantly attributable to an increase in assay revenue, driven in part by our acquisition of EraGen on June 27, 2011 and increased sales of our RVP and CF products coupled with an increase in system revenue due to our 2010 acquisition of BSD.  Our top two product categories in the current quarter were CF and RVP, which represented approximately 62% of total assay revenue, which includes the first full quarter of assay revenue from our acquisition of EraGen on June 27, 2011, which contributed approximately 21% of total assay revenue.  The top three customers, by revenue, accounted for 63% of total ARP segment revenue (29%, 24% and 10%, respectively) for the three months ended September 30, 2011 compared to 65% (34%, 17% and 14%, respectively) for the three months ended September 30, 2010. No other customer accounted for more than 10% of total ARP segment revenue during those periods. During the three months ended September 30, 2011, our ARP segment sold three multiplexing analyzers and 41 sample preparation systems. Other revenue includes shipping revenue and training revenue.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the ARP segment decreased to 50% for the three months ended September 30, 2011 from 57% for the three months ended September 30, 2010. Gross profit for the ARP segment increased to $7.9 million for the three months ended September 30, 2011, as compared to $5.3 million for the three months ended September 30, 2010.  The decrease in gross profit margin percentage was primarily attributable to the impact of a $2.0 million incremental expense resulting from recording the EraGen inventory acquired at fair value on the date of acquisition, offset by increases in high margin assays.

Research and development expense. Research and development expenses for our ARP segment were $4.9 million, or 31%, of ARP segment revenue, and $3.9 million, or 42%, of ARP segment revenue, for the three months ended September 30, 2011 and 2010, respectively. The increase in research and development expenses was primarily the result of increases in materials and additional personnel costs associated with the addition of employees resulting from increased activity related to product development together with the inclusion of $0.4 million of EraGen’s research and development expenses in the current quarter results.  Research and development employees and contract employees, including EraGen employees, of the ARP segment increased to 104 at September 30, 2011 from 71 at September 30, 2010.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $5.6 million, or 36%, of ARP segment revenue, for the three months ended September 30, 2011 compared to $3.4 million, or 37%, of ARP segment revenue, for the three months ended September 30, 2010.  The increase in selling, general, and administrative expenses is primarily due to inclusion of EraGen in the current quarter results.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Selected consolidated financial data for the nine months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010	Variance	Variance (%)
Revenue	$136,470	$100,367	$36,103	36%
Gross profit	$92,971	$67,798	25,173	37%
Gross profit margin percentage	68%	68%	0%	N/A
Operating expenses	$73,060	$61,630	11,430	19%
Income from operations	$19,911	$6,168	13,743	223%

Total revenue increased by 36% to $136.5 million for the nine months ended September 30, 2011 from $100.4 million for the comparable period in 2010. The increase in revenue was primarily attributable to an increase of $32.3 million in revenue from high margin items, consumables, royalties, and assays.  The increase in high margin items accounted for 89% of the total revenue increase. The increase in consumables and royalties resulted from volume increases in bulk purchases from one of our partners and expansion of the active installed base coupled with continued menu expansion by our partners.  We also experienced an increase of $9.3 million in assay revenue in the nine months ended September 30, 2011, driven primarily by the acquisition of EraGen on June 27, 2011 and increased sales of our Cystic Fibrosis (“CF”) and xTAG Respiratory Viral Panel (“RVP”) products.  We sold 671 multiplexing analyzers in the first three quarters of 2011, which includes 161 of our MAGPIX systems as compared to 647 multiplexing analyzers sold for the corresponding prior year period, which included 41 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 8,371 as of September 30, 2011.  Also included in system revenue were sales of 119 sample preparation systems.  We experienced an increase of $3.0 million in system sales in comparison to the first three quarters of 2010 due to the addition of these sample preparation systems.

A breakdown of revenue for the nine months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010	Variance	Variance (%)
System sales	$25,452	$22,680	$2,772	12%
Consumable sales	45,364	28,150	17,214	61%
Royalty revenue	22,118	16,370	5,748	35%
Assay revenue	32,269	22,962	9,307	41%
Service revenue	5,554	4,886	668	14%
Other revenue	5,713	5,319	394	7%
	$136,470	$100,367	$36,103	36%

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 34% of consolidated total revenue in the nine months ended September 30, 2011 (25% and 9%, respectively). For comparative purposes, the same two customers accounted for 27% of total revenue (15% and 12%, respectively) in the nine months ended September 30, 2010. No other customer accounted for more than 10% of total revenue in the nine months ended September 30, 2011 or 2010.

Gross profit margin percentage for the nine months ended September 30, 2011 remained constant at 68% from the comparable period in 2010; however, gross profit increased to $93.0 million for the nine months ended September 30, 2011, as compared to $67.8 million for the nine months ended September 30, 2010.  The increase in gross profit margin percentage attributable to the increased percentage of our higher margin revenue items was offset by the impact of $2.2 million from recording the EraGen inventory acquired at fair value on the date of acquisition.  Consumables and royalties, two of our higher margin items, comprised $67.5 million, or 49%, of total revenue for the first three quarters of 2011 and $44.5 million, or 44%, of total revenue for the nine months ended September 30, 2010.  The increase in total operating expense dollars from $61.6 million to $73.1 million, but decrease in total operating expenses as a percentage of total revenue from 61% for the first three quarters of 2010 to 54% for the first three quarters of 2011, illustrates the leverage inherent in our partnership and distribution business model as revenues increase.  Operating expenses for the nine months ended September 30, 2011 include $1.3 million of acquisition costs and ongoing integration expenses of $0.3 million related to the acquisition of EraGen.  Absent these non-recurring items, operating expenses would have been 52% of revenue.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in consumable and system purchases and the seasonality effect inherent in our assay revenue.  See additional discussions by segment below.

Technology and Strategic Partnerships (“TSP”) Segment

Selected financial data for our TSP segment for the nine months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010	Variance	Variance (%)
Revenue	$98,064	$75,036	$23,028	31%
Gross profit	$70,851	$51,735	19,116	37%
Gross profit margin percentage	72%	69%	3%	N/A
Operating expenses	$45,195	$41,630	3,565	9%
Income from operations	$25,656	$10,105	15,551	154%

Revenue. Total revenue for our TSP segment increased by 31% to $98.1 million for the nine months ended September 30, 2011 from $75.0 million for the comparable period in 2010. The increase in revenue was primarily attributable to an increase of $22.7 million in consumable and royalty revenue attributable to volume increases in bulk purchases from one of our partners and expansion of the active installed base coupled with continued menu expansion by our partners.  These increases in consumable and royalty revenue are slightly offset by a decrease of $0.3 million in system sales as a result of the mix of systems sold as the average selling price varies for each platform.

Three customers accounted for 58% of total TSP segment revenue in the nine months ended September 30, 2011 (35%, 12%, and 11%, respectively). For comparative purposes, these same three customers accounted for 36% of total TSP segment revenue (15%, 12%, and 9%, respectively) in the nine months ended September 30, 2010.  No other customer accounted for more than 10% of total TSP segment revenue in the nine months ended September 30, 2011 or 2010.

A breakdown of revenue in the TSP segment for the nine months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010	Variance	Variance (%)
System sales	$20,882	$21,139	$(257)	-1%
Consumable sales	45,128	28,073	17,055	61%
Royalty revenue	21,973	16,370	5,603	34%
Service revenue	5,139	4,551	588	13%
Other revenue	4,942	4,903	39	1%
	$98,064	$75,036	$23,028	31%

System and peripheral component sales decreased by 1% to $20.9 million for the nine months ended September 30, 2011 from $21.1 million for the comparable period of 2010.  The TSP segment sold 661 of the 671 total multiplexing analyzer sales, which includes 161 of our new MAGPIX systems, in the nine months ended September 30, 2011 as compared to 637 multiplexing analyzers in the same prior year period. The decrease in system revenue is the result of the mix of systems sold as the average selling price varies for each platform. For the nine months ended September 30, 2011, two of our partners accounted for 367, or 56%, of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 535, or 81%, of total TSP segment systems sold in the nine months ended September 30, 2011.

Consumable sales, comprised of microspheres and sheath fluid, increased 61% to $45.1 million for the nine months ended September 30, 2011 from $28.1 million for the nine months ended September 30, 2010.  The increase in revenue was primarily attributable to volume increases in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs due to a modification to their inventory control practices.  We have also experienced volume increases from our other bulk purchasing customers from the prior year period.  In addition, this could create increased volatility in quarterly demand.  A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the nine months ended September 30, 2011, we had 52 bulk purchases of consumables totaling approximately $39.4 million, ranging from $0.1 million to $9.6 million, as compared with 48 bulk purchases totaling approximately $22.5 million in the nine months ended September 30, 2010.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies due to their efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $37.4 million, or 82%, of total consumable sales for the nine months ended September 30, 2011.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 34% to $22.0 million for the nine months ended September 30, 2011 compared with $16.4 million for the nine months ended September 30, 2010. We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the nine months ended September 30, 2011 and 2010, we had 44 commercial partners submitting royalties. One of our partners reported royalties totaling approximately $8.7 million, or 40%, of total TSP royalties for the nine months ended September 30, 2011 compared to $5.6 million, or 34%, for the nine months ended September 30, 2010. Two other customers reported royalties totaling approximately $5.0 million, or 23%, of total TSP royalty revenue (13% and 10%, respectively) for the nine months ended September 30, 2011. No other customer accounted for more than 10% of total TSP royalty revenue for the nine months ended September 30, 2011. For comparative purposes, these same two customers accounted for approximately $4.0 million, or 24% (13% and 11%, respectively), of total TSP royalty revenue for the nine months ended September 30, 2010.  TSP royalty revenues were comprised of 69% from diagnostic partners and 31% from life science research partners.  Total TSP royalty bearing sales reported to us by our partners were over $289 million for the nine months ended September 30, 2011 compared with over $245 million for the nine months ended September 30, 2010.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 13% to $5.1 million for the nine months ended September 30, 2011 from $4.6 million for the nine months ended September 30, 2010. This increase is attributable to increased penetration of the expanded installed base.  At September 30, 2011 and 2010, we had 1,246 and 1,232 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, remained constant at $4.9 million for the nine months ended September 30, 2011 and September 30, 2010.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the TSP segment increased to 72% for the nine months ended September 30, 2011 compared to 69% for the nine months ended September 30, 2010.  Gross profit for the TSP segment increased to $70.9 million for the nine months ended September 30, 2011, as compared to $51.7 million for the nine months ended September 30, 2010.  The increase in consumables and royalties, two of our higher margin items, comprising $67.1 million, or 68%, of TSP segment revenue for the nine months ended September 30, 2011 and $44.4 million, or only 59%, of TSP segment revenue for the nine months ended September 30, 2010, was the primary contributor to the gross profit margin increase.

Research and development expense. Research and development expenses for the TSP segment increased to $9.5 million, or 10%, of TSP segment revenue for the nine months ended September 30, 2011 from $9.3 million, or 12%, of TSP segment revenue for the comparable period in 2010.  The increase was primarily attributable to an increase in expenses related to prosecution of the Company's patent portfolio and freedom to operate analysis for the Company's products.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $35.7 million for the nine months ended September 30, 2011 from $32.4 million for the comparable period in 2010.  However, as a percentage of revenue, selling, general and administrative expense decreased from 43% of TSP segment revenue for the nine months ended September 30, 2010 to 36% of TSP segment revenue for the nine months ended September 30, 2011, which illustrates the leverage inherent in our partnership and distribution business model as revenues increase.  The increase in total selling, general and administrative expense dollars was primarily related to growth in our marketing efforts to support our global initiatives and expansion of our technology infrastructure

Assays and Related Products (“ARP”) Segment

Selected financial data for our ARP segment for the nine months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010	Variance	Variance (%)
Revenue	$38,406	$25,331	$13,075	52%
Gross profit	$22,120	$16,063	6,057	38%
Gross profit margin percentage	58%	63%	-5%	N/A
Operating expenses	$27,865	$20,000	7,865	39%
Loss from operations	$(5,745)	$(3,937)	(1,808)	-46%

A breakdown of revenue in the ARP segment for the nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010	Variance	Variance (%)
System sales	$4,570	$1,541	$3,029	197%
Consumable sales	236	77	159	206%
Royalty revenue	145	-	145	100%
Assay revenue	32,269	22,962	9,307	41%
Service revenue	415	335	80	24%
Other revenue	771	416	355	85%
	$38,406	$25,331	$13,075	52%

Revenue. Total revenue for our ARP segment increased by 52% to $38.4 million for the nine months ended September 30, 2011 from $25.3 million for the comparable period in 2010. The increase in revenue was predominantly attributable to an increase in assay revenue, driven in part by our acquisition of EraGen on June 27, 2011 and increased sales of our RVP and CF products coupled with an increase in system sales attributable to our 2010 acquisition of BSD.  Our top two product categories for the nine months ended September 30, 2011 were CF and RVP, which represented approximately 77% of total assay revenue; EraGen revenues were 9% of year to date assay revenue.  The top two customers, by revenue, accounted for 57% of total ARP segment revenue (29% and 28%, respectively) for the nine months ended September 30, 2011 compared to 49% (31% and 18%, respectively) for the nine months ended September 30, 2010. No other customer accounted for more than 10% of total ARP segment revenue during those periods. During the nine months ended September 30, 2011, our ARP segment sold ten multiplexing analyzers and 119 sample preparation systems. Other revenue includes shipping revenue and training revenue.

Gross profit. The gross profit margin percentage (gross profit as a percentage of total revenue) for the ARP segment decreased to 58% for the nine months ended September 30, 2011 from 63% for the nine months ended September 30, 2010. Gross profit for the ARP segment increased to $22.1 million for the nine months ended September 30, 2011, as compared to $16.1 million for the nine months ended September 30, 2010.  The decrease in gross profit margin percentage was primarily attributable to the impact of a $2.2 million incremental expense resulting from recording the EraGen inventory acquired at fair value on the date of acquisition.

Research and development expense. Research and development expenses for our ARP segment were $14.0 million, or 36%, of ARP segment revenue, and $9.7 million, or 38%, of ARP segment revenue, for the nine months ended September 30, 2011 and 2010, respectively.  The increase in research and development expenses was primarily the result of our acquisition of EraGen on June 27, 2011 and increases in materials and additional personnel costs associated with the addition of employees resulting from increased activity related to product development.  Research and development employees and contract employees of the ARP segment, including the EraGen employees, increased to 104 at September 30, 2011 from 71 at September 30, 2010.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $13.9 million, or 36%, of ARP segment revenue, for the nine months ended September 30, 2011 compared to $10.3 million, or 41%, of ARP segment revenue, for the nine months ended September 30, 2010.  The increase in selling, general, and administrative expenses is primarily due to $1.3 million of acquisition costs related to the purchase of EraGen and the addition of EraGen’s selling, general and administrative expense from the date of acquisition, June 27, 2011, to September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2011	December 31, 2010
	(in thousands)

Cash and cash equivalents	$65,081	$89,487
Short-term investments	31,584	28,404
Long-term investments	11,705	6,021
	$108,370	$123,912

At September 30, 2011, we held cash and cash equivalents, short-term investments, and long-term investments of $108.4 million and had working capital of $132.2 million. At December 31, 2010, we held cash and cash equivalents, short-term investments, and long-term investments of $123.9 million and had working capital of $151.9 million.  The decrease in cash and cash equivalents, short-term investments, and long-term investments in the nine months ended September 30, 2011 is primarily attributable to the acquisition of EraGen for $34 million, stock repurchases of $9.7 million and our strategic investment in a private company of $2.0 million, offset by operating cash flows of $28.6 million.

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

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2011.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) signing of partnership agreements which include significant up front license fees; and, (iv) signing of strategic investment or acquisition agreements requiring significant cash consideration.  See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in our 2010 10-K and our other filings with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at September 30, 2011 would yield a less than 1% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of September 30, 2011, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $613,000 on foreign currency denominated asset and liability balances as of September 30, 2011. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction gain of $49,000 was included in determining our consolidated results for the quarter ended September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our 2010 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in our 2010 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the third quarter of 2011 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
07/01/11 - 07/31/11	5,507	$21.02	-	$18,750,000
08/01/11 - 08/31/11	111,797	23.03	97,430	16,668,000
09/01/11 - 09/30/11	136,765	22.28	136,400	13,697,000
Total Third Quarter	254,069	$22.58	233,830	$13,697,000

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2011

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.