Form 10-K
period 2011-12-31
LUMINEX CORP
filed 2012-02-28
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________

FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011 or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: NONE

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
Large accelerated filer [X]                                                                                                      Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)                        Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]   No [X]
Based on the closing sale price of common stock on The NASDAQ Global Select Market on June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $795,229,931 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates.”
There were 41,795,789 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on February 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Safe Harbor Cautionary Statement

This annual report on Form 10-K contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, new products, assay sales, projected consumables sales patterns or bulk purchases, budgets, anticipated gross margins, liquidity, cash flows, projected costs, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

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

•	our ability to obtain and enforce intellectual property protections on our products and technologies;

•	reliance on third party distributors for distribution of specific assay products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	potential shortages, or increases in costs, of components or other disruptions to our manufacturing operations;

•	competition;

•	our ability to successfully launch new products;

•	the timing of and process for regulatory approvals;

•	our increasing dependency on information technology to enable us to improve the effectiveness of our operations and to monitor financial accuracy and efficiency;

•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us;

•
risks relating to our foreign operations, including fluctuations in exchange rates, tariffs, customs and other barriers to importing/exporting materials and products in a cost effective and timely manner; difficulties in accounts receivable collections; the burden of monitoring and complying with foreign and international laws and treaties; and the burden of complying with and change in international taxation policies; and

•
risks and uncertainties associated with implementing our acquisition strategy, including our ability to obtain financing, our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to recognize the benefits of our acquisitions.

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

___________________

Luminex®, xMAP®, xTAG®, Luminex® 100/200™, Luminex® XYP™, Luminex® SD™, FLEXMAP 3D®, MicroPlex®, MAGPIX®, MagPlex®, SeroMAP™, xPONENT®, FlexmiR®, NeoPlex4™, LumAvidin®, MultiCode® and EraGen® are trademarks of Luminex Corporation.  This report also refers to trademarks, service marks and trade names of other organizations.

PART I

ITEM 1. BUSINESS

Overview

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences industry.  This industry depends on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.

Our xMAP® (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, light emitting diodes (LEDs), digital signal processors, detection and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  In addition to our xMAP technology, our other offerings include our proprietary MultiCode® technology, used for real-time PCR and multiplexed PCR assays, as well as automation and robotics in the field of dry sample handling.  Our business is currently organized into two reportable segments: the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  Our products are described below under “Products.”

The TSP segment has been built around strategic partnerships. As of December 31, 2011, we had approximately 66 strategic partners, 43 of which have developed reagent-based products utilizing our technology. Luminex and these partners have sold approximately 8,678 xMAP-based instruments in laboratories worldwide as of December 31, 2011. We license our xMAP technology to our partners, who then develop products that incorporate the xMAP technology into products that they sell to end users. We also develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. When our partners sell xMAP-based reagent consumable products or xMAP-based testing services, which run on the xMAP instrumentation, to end users, such as testing laboratories, we obtain a royalty on the sales from the partner.

The ARP segment is primarily involved in the development and sale of assays utilizing xMAP technology on our installed base of systems.  It augments our partnership model with a distribution model, designed to take advantage of our increasing installed base of xMAP-based instrumentation.  The ARP segment is primarily focused on multiplexed applications for the human molecular clinical diagnostics market. Our ARP segment products are currently focused on three segments of the molecular diagnostic testing market: human genetics, personalized medicine and infectious disease. We have established our position in the marketplace through our regulatory compliant manufacturing processes,  product development competencies and FDA-compliant manufacturing capabilities.

In May 2010, we completed the acquisition of 100% of the outstanding shares of Bizpac (Australia) Pty. Ltd. (“BSD”), an Australia-based manufacturer and wholesaler of laboratory instruments.  This acquisition was undertaken to provide Luminex access to new technology and products, an innovative development team, and an established presence in important strategic markets.  BSD specializes in automation and robotics in the field of dry sample preparation. The former privately-held company, which was founded in 1991, is headquartered in Brisbane, Queensland, Australia.  BSD has established positions in the worldwide newborn screening, forensics, human identification and several molecular diagnostics markets.  BSD has been included in our ARP segment.

On June 27, 2011, the Company completed its acquisition of 100% of the outstanding shares of EraGen Biosciences, Inc. (“EraGen”), a privately-held molecular diagnostic company in Madison, Wisconsin, which was founded in 1999.  EraGen was acquired for the aggregate cash purchase price of $34.0 million.   EraGen develops and markets molecular diagnostic assays using its proprietary MultiCode® chemistry.  We acquired EraGen to achieve several strategic goals: 1) the proprietary MultiCode chemistry enables us to develop real-time PCR assays; 2) the EraGen North American sales, marketing and support infrastructure complemented our existing capabilities; 3) EraGen’s revenue supplemented our investment in our molecular diagnostics franchise; and 4) EraGen’s molecular diagnostic menu is complementary to our ARP segment’s menu, enabling us to offer a broader range of products to our customers.  After the acquisition, EraGen was integrated into our ARP segment.

We have established a significant position in several segments of the life sciences industry by developing and delivering products that meet customer and partner needs in specific market segments, including multiplexing, accuracy, precision, sensitivity, specificity, reduction of labor and ability to test for proteins and nucleic acids. These needs are addressed by our proprietary technology, which allows the end user in a laboratory to perform biological testing in a multiplexed format. Multiplexing allows for many different laboratory results to be generated from one sample at one time. This is important because our end user customers and partners, which include laboratory professionals performing research and clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology such as xMAP, the laboratory professional had to perform one test on one sample in a sequential manner, and if additional testing was required on that sample, a second procedure would be performed to generate the second result, and so on until all the necessary tests were performed. By using xMAP technology, these end users have the opportunity to become more efficient by generating multiple simultaneous results per sample. We believe that this technology may also offer advantages in other industries, such as the food safety/animal health, newborn screening and bio-defense/bio-threat markets. Using the products Luminex has available today, up to 500 simultaneous analyte results can be generated from a single sample.

Luminex was incorporated under the laws of the State of Texas in May 1995, and we began commercial production of our Luminex 100 System in 1999. We were reincorporated in the State of Delaware in July 2000. We introduced our first two assay products in late 2006.  Our shares of common stock are traded on the Nasdaq Select Global Market under the symbol “LMNX.”  Our principal executive offices are located at 12212 Technology Blvd., Austin, Texas 78727, and our telephone number is (512) 219-8020.   Our website address is www.luminexcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC.  Information contained or accessible on our website is not incorporated by reference into this report and such information should not be considered to be part of this report except as expressly incorporated herein.  The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s website at www.sec.govUH.  The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Questions regarding the public reference room may be directed to the SEC at 1-800-732-0330.

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

The table below briefly describes the key bioassay technologies in the life sciences industry:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED

BioChips/Microarrays	High-density arrays of DNA fragments or proteins attached to a flat glass or silicon surface	Biomedical research and clinical diagnostics

Sequencing	Instruments which “read” the nucledotide sequence of DNA or RNA by a variety of methods	Biomedical research and clinical diagnostics

Automated Immunoassays	Automated test tube-based instruments used for detecting antibodies, proteins and other analytes	Clinical diagnostics

Gels and blots	Physical separation of molecules or analytes for visualization	Biomedical research and clinical diagnostics

PCR methods	Tests which use polymerase chain reaction (PCR) technology to test DNA and ribonucleic acid (RNA)	Nucleic acid testing in clinical diagnostics and biomedical research

Microfluidics chips	Miniaturized liquid handling system on a chip	Biomedical research and clinical diagnostics

Microtiter-plate based assays	Plastic trays with discrete wells in which different types of assays are performed, usually Enzyme-Linked Immuno-Sorbent Assay (ELISA) tests	Drug discovery, clinical diagnostics and biomedical research

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

Our xMAP Technology

Our xMAP technology combines existing biological testing techniques with illumination, advanced digital signal processing, detection and proprietary software. With our technology, discrete bioassays are performed on the surface of color-coded microspheres. These microspheres are read in a compact analyzer that utilizes lasers or LEDs, detectors and high-speed digital signal processing to simultaneously identify the bioassay and measure the individual assay results. The key features of xMAP technology include the following:

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

Most xMAP-based bioassays are simple to perform. A test sample is added to a solution containing microspheres that have been coated with reagents. The solution is then processed through our xMAP technology system which incorporates proprietary software to automate data acquisition and analysis in real-time.

•	Cost effective

By performing multiple assays at one time, xMAP technology is designed to be cost effective for customers compared to competitive techniques such as enzyme-linked immunosorbent assay (ELISA) or Real-time PCR. By analyzing only those assays in which a customer is interested, xMAP is also more cost effective than most competing microarray technologies. In addition, microsphere-based bioassays are inexpensive compared to other technologies, such as biochips.

Two types of microspheres, polystyrene microspheres and polystyrene magnetic microspheres, are both fundamental components of the xMAP technology. We purchase and manufacture microspheres and, in a proprietary process, dye them with varying intensities of proprietary dyes to achieve up to 500 distinct colors. The specific dye proportions permit each color-coded microsphere to be readily identified based on its distinctive fluorescent signature. Our customers create bioassays by attaching different biochemical reactants to each distinctly colored microsphere set. These unique reactants bind, or capture, specific substances present in the test sample.  The microsphere sets can then be combined in test panels as required by the user, with a maximum of 500 tests per panel.  Customers can order either standard microspheres or magnetic microspheres.

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

We have an active product development pipeline of both instrument systems and assays. Our FLEXMAP 3D® instrument was market released in June 2009.  The FLEXMAP 3D system has twice the sample throughput of our LX200 instrument and will detect, via multiplexing, up to 500 distinct biomarkers simultaneously in a single assay. This is a fivefold increase in multiplexing capability over our LX200 instrument. The FLEXMAP 3D system, with these enhanced capabilities, will support our market expansion into new testing segments in both research and clinical testing markets in which high-throughput and/or high-multiplexing are key customer requirements.

In July 2010, we commercially released our MAGPIX® instrument that is capable of performing up to 50 tests on a single sample.  MAGPIX is based on an innovative detection mechanism that uses low-cost, high performing light-emitting diodes and a charge coupled device, or CCD, imaging system, rather than the lasers and detection mechanisms used in our flow cytometry-based instruments.  Like other Luminex instruments, MAGPIX can be used to analyze both nucleic acids and proteins, making it applicable in many research settings.  MAGPIX was designed so that assays available on current Luminex instruments that use MagPlex magnetic microspheres will be compatible with MAGPIX.  The MAGPIX instrument was designed to meet the needs of laboratories, academic researchers and scientists, who to date have not been able to take advantage of the power of multiplexing because of resource and space limitations.  The MAGPIX instrument is compact, easy for users to install and weighs less than 40 lbs, making it affordable to ship and deploy anywhere in the world and attractive to smaller and lower-volume laboratories and institutions with limited resources and bench space.

Our xTAG and MultiCode Technology

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

Our MultiCode technology is powered by a base pair (man made nucleotide pair sioC:isoG in addition to the A:T and G:C nucleotide pairs found in nature) that does not exist in nature, but can be combined with natural base pairs, and incorporated into a wide range of molecular diagnostic applications. The MultiCode base pair is recognized by naturally occurring enzymes and can be used for the specific placement of reporter molecules and to increase the molecular recognition capabilities of hybridization-based assays. The MultiCode base pair enables solutions to complex molecular challenges that were previously not possible with natural nucleic acid alone.

We have multiple assay development activities ongoing in the ARP segment. The ARP segment has assay development programs focused in the areas of human genetics, pharmacogenetics, infectious disease, newborn screening, custom gene expression assays, agricultural testing, and bio-threat.  In 2012, we have plans to submit certain assay products to regulatory authorities for clearance in order to comply with established guidelines across the jurisdictions in which we participate.

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

We have identified the following key market segments: (i) life sciences research profile oriented screening and secondary screening, (ii) life sciences research RNA profiling and transcriptional screening, (iii) molecular infectious disease, genetic disease and pharmacogenetic testing, and (iv) immunodiagnostics. In addition to the segments listed above, we have identified other potential market opportunities in the applied markets such as bio-defense, or bio-threat testing, and food safety and animal health testing. We will continue to employ both a partnership driven business model focused on selected key segments and a product driven business model in other key segments.

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

As of December 31, 2011, 43 of our 66 strategic partners have developed reagent-based products utilizing the Luminex platform and are submitting royalties.  We also have strategic partners who distribute Luminex products.  During 2011, the 43 strategic partners who have commercialized reagent-based products accounted for approximately 60% of our total revenue and all of our strategic partners represented approximately 72% of our total revenue. We intend to broaden and accelerate market acceptance of xMAP technology through development, marketing and distribution partnerships with leaders in the life sciences industry. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base.  Furthermore, our partners’ investments in research and development for xMAP applications provide Luminex users with more menu options than we can presently generate ourselves.

•	Develop and deliver market-leading assay products

We are focused on maximizing the value we provide our stockholders, partners and end user customers by developing internally and co-developing with partners content applications based on customers’ needs in key market segments. We believe that by enhancing both our partner driven model and our direct efforts with the delivery of value-added assay content, Luminex can gain greater control over product development, market penetration and commercialization, thereby realizing a larger percentage of end-user sales revenue and generating incremental gross profit.

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

We have developed analytical tools and an evaluation template to assess potential acquisition targets to accelerate our business strategies in the key markets described above. This approach led to the acquisition of Tm Bioscience Corporation in 2007, the acquisition of BSD in 2010 and the acquisition of EraGen in 2011. We actively evaluate opportunities to enhance our capabilities or our access to targeted markets or technologies, or provide us other advantages in executing our business strategies in our key markets.

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

FLEXMAP 3D®.  The FLEXMAP 3D system is intended for use as a general laboratory instrument in markets, including but not limited to, life science research and diagnostics. This device can simultaneously measure up to 500 analytes from a single sample and offers increased speed and enhanced ease-of-use and serviceability.   Like our LX Systems, the FLEXMAP 3D system combines semiconductor lasers with digital signal processors and microcontrollers and these systems perform rapid, multi-analyte profiles under the control of a Windows®-based personal computer and our proprietary software.

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

Software

xPONENT®.  Our xPONENT software is included in all of our new instruments and enhances both ease-of-use and automation capabilities expanding xMAP functionality in our core market segments.  Customer-centric development and extensive field testing with customers has resulted in a user experience which is a significant step forward in the market place. The software suite incorporates important features, all designed to simplify laboratory workflow and increase productivity, including: enhanced security (21 CFR Part 11 compliance and electronic signatures); integration capabilities that allow users to transmit and receive data from Laboratory Information Systems (LIS/LIMS); integration with the most popular automated sample preparation systems; the ability to run magnetic bead applications; and touch-screen capability. xPONENT is sold on new Luminex 100, 200, FLEXMAP 3D, and MAGPIX systems and is available as an upgrade to the existing LX systems in the marketplace.  Sales of this product during 2011 did not represent a material component of our revenue.

ARP Segment

Assay Product Families

A product family consists of two or more assay products which are focused on similar or related markets.  Each assay consists of a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples.  As of February 23, 2012 the following product families are commercially available:

        Respiratory Viral Family

This family of products includes the xTAG Respiratory Viral Panel (RVP), as well as xTAG RVP FAST, a newer version of the original RVP assay.  These in vitro diagnostic (IVD) products enable our laboratory end users to identify the causative agent for respiratory infections, a major cause of illness and mortality globally, for their physicians and patients.

Gastrointestinal Pathogen Detection Family

The Gastrointestinal Pathogen Panel family of products includes IVD assays as well as individual analyte specific reagents (ASRs) which can be developed by Clinical Laboratory Improvement Amendments (CLIA) labs into laboratory developed tests (LDTs).  These products enable laboratory end users to identify the pathogens causing infectious gastroenteritis, which is a major cause of morbidity and mortality globally.

MultiCode® Assays and Products Family

This product family includes our FDA-cleared HSV1/2 kit as well as a number of analyte specific reagents and other products.  These products are generally designed to detect infectious agents in clinical samples using our proprietary MultiCode RTx real-time PCR chemistry.

Cystic Fibrosis Family

These FDA-cleared and Conformité Européenne (CE) marked IVD kits include the first-ever FDA-cleared IVD for cystic fibrosis genotyping.  Current recommendations by the American College of Medical Genetics (ACMG) and the American College of Obstetricians and Gynecologists (ACOG) include screening for 23 mutations in the cystic fibrosis transmembrane conductance regulator (CFTR) gene. The xTAG Cystic Fibrosis kits screen for these mutations in addition to a variety of other important cystic fibrosis (CF) mutations, commonly found in the ethnically diverse North American and European populations.  These kits are typically used for screening newborns and for diagnosing adult carriers of the CF gene.

Personalized Medicine Product Family

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

Life Science Research Product Family

This product family consists of customer defined products, such as the custom gene expression assays, that we develop for the life science research and pharmaceutical development markets.

Specialty Product Family and Instrumentation

This family of products includes a variety of assays targeted towards specialty, niche markets.

 In addition to the commercially available assays, we develop custom reagents for certain of our partners.  Our ARP segment also distributes LX Systems, FLEXMAP 3D, MAGPIX and dry sample preparation systems.

Sales and Marketing

Our sales and marketing strategy is to expand the installed base and utilization of xMAP technology.  We are focused on generating recurring revenues from royalties on bioassay kits and testing services developed or performed by others that use our technology, as well as the sale of Luminex-developed assays, microspheres and other consumables. We have two key elements of our sales and marketing strategy.  The first is our allegiance to Luminex’s historic strategic partner program with life sciences companies that develop applications or perform testing using our technology platforms and distribute our systems to their customers.   The second is our dedication to marketing the assays developed by the ARP segment through our distribution partners or directly to end users in segments where our partners do not participate.

We continue to use strategic partners as our primary distribution channel, and we will continue to pursue new partnerships focusing on partners with market presence in our key segments described above.  Some of our strategic partners develop application-specific bioassay kits for use on our xMAP platform that they, in turn, sell to their customers thereby generating royalties for us. Certain strategic partners also perform testing services for third parties using our technology also resulting in royalties for us.  Other strategic partners buy our products, including xMAP Luminex systems and consumables, or xTAG test kits, and then resell those products to their customers. As of December 31, 2011, we had approximately 66 strategic partners, compared to approximately 64 strategic partners as of December 31, 2010.  During 2011, 43 of these strategic partners had released commercialized products utilizing the Luminex platform and were submitting royalties. Of these 43 strategic partners with commercialized products, 24 companies principally serve the clinical diagnostics market and 19 companies principally serve the life science research market. Revenues through these commercialized, royalty-submitting, strategic partners constituted 60% of our revenues for 2011. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ bioassay testing competencies, customer relationships and distribution channels, we believe that we can continue to achieve measurable market penetration and technology adoption.

We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP technology as an embedded system under their own branding and marketing efforts.

Customers

In each of the last three years, one or more customers each accounted for more than 10% of our total revenues. One Lambda, Inc. accounted for 23%, 16%, and 15% of our total revenues in 2011, 2010 and 2009, respectively. Laboratory Corporation of America (LabCorp), including acquired Genzyme Genetics for 2011 and 2010, accounted for 10%, less than 10% and less than 10% of our total revenues in 2011, 2010 and 2009, respectively.  Bio-Rad Laboratories, Inc. accounted for 10%, 13%, and 11% of our total revenues in 2011, 2010 and 2009, respectively.  No other customer accounted for more than 10% of our total revenues in 2011, 2010 or 2009. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

One Lambda, Inc. accounted for 33%, 21%, and 21% of our total TSP segment revenues in 2011, 2010 and 2009, respectively. Bio-Rad Laboratories, Inc. accounted for 14%, 17%, and 16% of our total TSP segment revenues in 2011, 2010 and 2009, respectively.  Millipore Corporation accounted for 11%, 12%, and less than 10% of our total TSP segment revenues in 2011, 2010 and 2009, respectively.  LabCorp, including acquired Genzyme Genetics for 2011 and 2010, accounted for 31%, 29%, and less than 10% of our total ARP segment revenues in 2011, 2010 and 2009, respectively.  Thermo Fisher Scientific Inc. accounted for 24%, 29%, and 31% of our total ARP segment revenues in 2011, 2010 and 2009, respectively.  Abbott Laboratories accounted for 10%, 16%, and 21% of our total ARP segment revenues in 2011, 2010 and 2009, respectively.  Genzyme Genetics, prior to being acquired by LabCorp in 2010, accounted for 15% of our total ARP segment revenues in 2009.  No other customer accounted for more than 10% of total segment revenues in 2011, 2010 or 2009.

International Operations

We currently sell our products to a number of customers outside the United States, primarily including customers in other areas of North America, Europe and Asia-Pacific.  For the annual periods ended December 31, 2011, 2010, and 2009, foreign sales to customers totaled $31.9 million, $23.6 million, and $22.8 million, respectively, representing 17%, 17%, and 19%, respectively, of our total revenues for such periods.  We have foreign subsidiaries in Canada, the Netherlands, the People’s Republic of China, Japan and Australia, which increase our international support, service and marketing capabilities.  Our foreign subsidiaries are a direct and integral component of the U.S. entity’s operations and their efforts support the sales made by our North American entities.  Sales to territories outside of the U.S. are primarily denominated in U.S. dollars.  We believe that our activities in some countries outside the U.S involve greater risk than our domestic business due to the foreign economic conditions, exchange rate fluctuations, local commercial and economic policies and political uncertainties.  See Note 18 to our Consolidated Financial Statements.

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

Research and Development

Our research and development groups seek to advance the capabilities of xMAP and MultiCode technology to further penetrate the life sciences industry to increase utilization of our systems. In addition, we collaborate with other companies, academic institutions and our customers to increase the breadth of xMAP applications. Our research and development expense for the years ended December 31, 2011, 2010, and 2009, was $33.4 million, $26.8 million, and $23.5 million, respectively including customer-sponsored research funding of $0.6 million, $0.8 million, and $1.3 million, respectively.

Our current research and development projects include:

•	New product development

Our research and development and marketing teams are working closely with both internal and external groups to design and develop products that will expand capabilities of the xMAP-based technologies.  We believe that these efforts will continue to result in unique products. These products will include instrumentation, services, software and consumables, including assays.

•	Instrument development

Our engineering group responsible for the design of our xMAP instruments leverages proprietary electrical, optical and digital signal processing technologies to achieve high performance and reliability.  This methodology enabled both the FLEXMAP 3D and MAGPIX instruments to expand the price and performance options available to our customers.  Our engineering team in Brisbane, Australia is focused on automated sample processing dried biological samples for markets including neonatal screening, pharmaceutical development and criminal forensics.  This team continues to invest in innovative engineering approaches to meet the demands of these growing market segments.  Simultaneously, a subset of the engineering team is engaged in the focused research necessary to extend our intellectual property position and maintain the innovative nature of our products.

•	Assay development

Our ARP segment develops new assay products that include both nucleic acid-based and protein-based assays.  These assays include immunoassays and molecular diagnostic assays for the diagnostics industry, and nucleic acid-based and protein-based assays for the life science research and food safety markets.  All assay applications make use of our xMAP technology or our MultiCode RTx technology.  Our assay research and development is intended to increase the penetration of our xMAP instruments and our application menu, and to drive growth in our high-margin assay businesses.

•	Consumable development

We continue to develop and enhance our existing consumable product line and support introduction of new product lines. These products include calibrators, controls and microspheres with additional performance characteristics.

Our current beads utilize three common chemistries for the immobilization of assays on its surface. While these chemistries are well accepted in the industry, it is desirable to expand our bead chemistry capability to enhance market penetration and adoption.  We continue to work on other surface chemistries to provide optimal performance in broader application areas.

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

Our scientists and engineers dedicate efforts to further enhance xMAP technology in the areas of assay performance, such as sensitivity, precision, reliability and operational efficiencies.  We are actively collecting market and customer requirements that will allow us to provide optimal features and benefits in current and future products.

Manufacturing

We have historically purchased many of the components and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials used in the manufacture of our products are available only from one supplier. We have worked closely with our suppliers to develop contingency plans to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers.  Due to the high standards and FDA requirements applicable to the manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we have approximately 4,000 square feet of manufacturing space located in Toronto, Canada, approximately 4,000 square feet of manufacturing space located in Madison, Wisconsin and approximately 4,000 square feet of manufacturing space in Acacia Ridge, Queensland, Australia.  The Toronto and Madison facilities and related QMS have been certified to the ISO 13485:2003 standard and registered under the CMDCAS and the Australia facility and the BSD QMS have been certified to the AS/NZS ISO 9001:2008 standard.

Instruments

Contract manufacturers assemble certain components of our xMAP technology systems. The remaining assembly and manufacturing of our systems are performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility.  Parts and component assemblies that comprise our xMAP technology system are obtained from a number of sources.  We have identified alternate sources of supply for several of our strategic parts and component assemblies.  Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components.  As of December 31, 2011, a total of 8,678 Luminex multiplexing analyzers had been sold since inception.

Microspheres

We manufacture as well as procure undyed, standard and magnetic carboxylated polystyrene microspheres.  We synthesize our dyes and manufacture our dyed polystyrene microspheres using a proprietary method in our Austin, Texas manufacturing facility in large lots.  We dye the microspheres with varying intensities of red and near infrared dyes to produce our distinctly colored microsphere sets. We currently purchase polystyrene microspheres from one supplier, in accordance with a supply agreement. We believe this agreement will help ensure microsphere availability and flexible purchasing terms with respect to the purchase of such microspheres. While we believe the microspheres will continue to be available from our supplier in quantities sufficient to meet our production needs, we believe our in-house manufacturing capabilities along with other potential suppliers would provide sufficient microspheres for us if given adequate lead-time to manufacture the microspheres to our specifications.

Kits

Contract manufacturers produce certain components of our xMAP-based developed reagents. The remaining assembly and manufacturing of our developed kits are performed at either our facility in Austin, Texas, Toronto, Canada or Madison, Wisconsin. The quality control and quality assurance protocols are all performed at our facilities.  Reagents, consumables and other raw material that comprise our xMAP technology kits are obtained from a number of sources.

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

The pharmaceutical industry is a large market for the genomic, protein and high-throughput screening applications of the xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic and protein testing can be performed by products available from Affymetrix, Inc., Life Technologies Corporation, Becton, Dickinson and Company, Illumina, Inc., Qiagen N.V., Gen-Probe Incorporated, Meso Scale Discovery, a division of Meso Scale Diagnostics LLC, and Sequenom, Inc., among others.

Our diagnostic market competitors include Abbott Laboratories, Applied Biosystems Inc., Cepheid, Johnson & Johnson, Roche Diagnostics, Siemens Medical, and Hologic, Inc. among others. Some of these companies have technologies that can perform a variety of established assays. Some of these companies also offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.

Competition within the academic biomedical research market is highly fragmented. There are hundreds of suppliers to this market including Amersham Pharmacia Biotech, a part of GE Healthcare, Life Technologies Corporation, and Becton, Dickinson and Company.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality agreements.  We have filed for registration or obtained registration for trademarks used with our products and key technologies.

We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our anticipated customer base. We currently own 178 patents worldwide including 86 issued patents in the United States and 12 in each of France, Germany and the United Kingdom, 11 in Australia, ten in Japan, five each in Italy and the Netherlands, four in each of Canada, Hong Kong and China, three in Switzerland, two in each of India, Ireland and Singapore and one in each of Spain, Korea, Israel and Belgium, all directed to various aspects and applications of our products and technology. In addition, our patent portfolio includes 209 other pending patent applications in the United States and their corresponding international and foreign counterparts in major industrial markets.  We believe our patents and pending claims provide, or will provide, protection for systems and technologies that allow “real time” multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold a patent covering the precision-dyeing process that we use to dye our microspheres. We have been granted a patent on our “Zero Dead Time” sampling architecture, which uses digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. Other issued patents and pending patent applications cover specific aspects and applications of our xMAP technology and on-going molecular research. However, as a result of a procedural omission, we are unable to pursue a patent application in Japan corresponding to our U.S. patent for real-time multiplexing techniques.  We also have patents covering key aspects of xTAG technology utilized in our assay products.

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

We manufacture a version of the Luminex LX 100/200 systems for use with diagnostic assay kits that are available through our strategic partners. For FDA purposes, the Luminex LX 100/200 systems are IVD cleared and are considered a component of our partners’ kit products. Depending on the particular kit’s regulatory classification into Class I, II, or III and its intended use, kits manufactured by our strategic partners that are used in conjunction with our technology may be subject to FDA clearance or approval before they can be marketed and sold. After incorporating the Luminex LX 100/200 systems into their products, our strategic partners are required to make various premarket submissions such as premarket approval applications, premarket notifications and/or investigational device exemption applications to the FDA for their products and are required to comply with numerous requirements and restrictions prior to clearance or approval of the applications. Our partners are also subject to a number of other requirements in the Food, Drug, and Cosmetic Act and its regulations, such as GMPs and GCPs. There can be no assurance that such requirements will always be met without interruption, or that the FDA will file, clear or approve our strategic partners’ submissions.

We also manufacture kit products that are intended for research use only (RUO) applications (not for diagnostic use), as well as kits that are for diagnostic use (currently regulatory classification of Class II). Additionally, the ARP segment manufactures products that are intended for RUO, those that are IVD cleared (Class II) as well as kits and investigational use only (IUO) or clinical applications.

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

It should be noted that longstanding procedures for Class II devices, submissions under section 510k, and the de Novo process, are being reevaluated by the FDA as a result of a 2011 Institute of Medicine Report. The outcome of the review and the time allotted for transition to amended procedures, if any, cannot be assessed at this time.

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

We, and our strategic partners, may be subject to periodic inspection by the FDA for, among other things, compliance with the FDA’s current good manufacturing practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, servicing, installation and distribution of all finished medical devices intended for human use. Additionally, our strategic partners may be subject to other pre-market and post-market controls such as labeling, complaint handling, medical device reporting, corrections and removals reporting, and record keeping requirements. If the FDA has evidence demonstrating that a company is not in compliance with applicable regulations, it can detain or seize products, request or, in certain circumstances, require a recall, impose operating restrictions, enjoin future violations, recommend criminal prosecution to the Department of Justice, and assess civil and criminal penalties against us, our officers, or our employees. Other regulatory agencies may have similar powers.

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

WEEE

 The European Community Council Directive 2002/96/EC on waste electrical and electronic equipment, Waste Electrical and Electronic Equipment (WEEE) outlines the responsibility for the disposal of waste electrical and electronic equipment. Compliance with WEEE is placed with the manufacturers of such equipment.  Those companies should establish an infrastructure for collecting WEEE, in such a way that users of electrical and electronic equipment from private households should have the possibility of returning WEEE at least free of charge.  All Luminex-manufactured equipment is in compliance with this directive. We are in compliance with the requirements, beginning on August 13, 2005, regarding the labeling and disposal of our products containing electronic devices in each of the EU member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the implementation of WEEE in all EU member states.

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

Luminex Corporation has declared that the LX100 IS, the LX200 IS, the FLEXMAP 3D and the MAGPIX are classified as self-declaration devices and are in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of IVDD 98/79/EC.  However, there can be no assurance that the EU member states will agree with our interpretation and implementation of these regulations. As the European marketplace continues to be material to our operations, failure by us or our strategic partners to comply with the IVDD could have a material adverse effect on our business.

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

Employees

As of February 23, 2012 and December 31, 2011, we had a total of 614 and 601 employees and contract employees, respectively, as compared with 519 as of December 31, 2010.  The increase from December 31, 2010 to 2011 is primarily the result of our acquisition of EraGen Biosciences, as well as personnel added related to development, production, regulatory clearance, and quality control for our new bead products and assays.  None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

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

Segments

Financial information relating to our reportable segments for the years ended December 31, 2011, 2010, and 2009 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

Executive Officers of the Registrant as of February 23, 2012

Name	Age	Position

Patrick J. Balthrop	55	President and Chief Executive Officer
Harriss T. Currie	50	Chief Financial Officer, Vice President, Finance and Treasurer
Jeremy Bridge-Cook, Ph.D	43	Senior Vice President, Assay Group
Michael F. Pintek	43	Senior Vice President, Operations
Russell W. Bradley	48	Vice President, Business Development and Strategic Planning
Timothy R. Dehne	46	Vice President of Systems Research and Development
David S. Reiter	45	Vice President, General Counsel and Corporate Secretary

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

Harriss T. Currie. Mr. Currie has served as Vice President, Finance, Treasurer and Chief Financial Officer since October of 2002. Since joining Luminex in November of 1998, Mr. Currie previously served in the capacities of Controller and Treasurer. Prior to joining us, he was employed as the chief financial officer, secretary and treasurer of SpectraCell Laboratories from 1993 to 1998 where he also served as vice president of finance for two subsidiary companies. Mr. Currie earned his B.B.A. from Southwestern University and his M.B.A. in Finance and Marketing from The University of Texas at Austin. Prior to returning to graduate school for his M.B.A., Mr. Currie was a certified public accountant with Deloitte & Touche LLP.

Jeremy Bridge-Cook, Ph.D.  Dr. Bridge-Cook has served as Senior Vice President, Assay Group since June 2009.  Dr. Bridge-Cook joined Luminex in March 2007 as Vice President of Luminex Molecular Diagnostics.  Previously, Dr. Bridge-Cook served as senior vice president, corporate development of Tm Bioscience.  Dr. Bridge-Cook joined Tm Bioscience in July 2000 as director of business development and served in various capacities thereafter, including vice president of business development, vice president of marketing and business development, and finally senior vice president, corporate development.  Prior to joining Tm Biosciences, Dr. Bridge-Cook worked for three years as an investment analyst at MDS Capital Corp. and University Medical Discoveries Inc. Dr. Bridge-Cook has a Ph.D. in Immunology from the University of Toronto and a B.Sc. in Biology from McMaster University.

Michael F. Pintek. Mr. Pintek joined Luminex as Senior Vice President of Operations in July 2009.  He joined Luminex from Roche Molecular Systems, Inc., a subsidiary of Roche Diagnostics Corporation, where he held several positions of increasing responsibility since 2001, most recently as Vice President and General Manager, Blood Screening at Roche.  Prior to Roche Molecular Systems, his experience includes management positions with Ventana Medical Systems and Abbott Laboratories’ Diagnostics Division. Mr. Pintek holds a B.S. in Business Administration from Central Michigan University.

Russell W. Bradley.  Mr. Bradley joined Luminex in May 2005 as Vice President of Business Development and Strategic Planning.  Previously, Mr. Bradley spent 17 years at Beckman Coulter, Inc., a manufacturer of biomedical testing systems and products, where he served in various roles of increasing responsibility and most recently as the director of the Beckman Coulter CARES initiative, involved in the company’s clinical HIV monitoring business in developing regions around the globe.  During his tenure at Beckman Coulter, Mr. Bradley was involved in the evaluation, market assessment and commercial launch of multiple life science technologies and applications.  Mr. Bradley holds a B.Sc. in Immunology and Biochemistry from Monash University, Melbourne, Australia.

Timothy R. Dehne.  Mr. Dehne joined Luminex Corporation as Vice President of Systems Research and Development in July 2009. Mr. Dehne spent over 21 years at National Instruments where he held many leadership positions most recently as Senior Vice President, Research and Development from 2003 through 2008.  Mr. Dehne is an accomplished executive in engineering, product development, and product strategy with significant experience in the technology sector. During his tenure at National Instruments his executive responsibilities included positions in research and development, marketing, and strategic marketing. Mr. Dehne holds a B.S. in Electrical Engineering from Rice University and serves on the Board of Directors for both Cirrus Logic, Inc. and privately held Asset Intertech Inc.

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

We have a limited history of profitability and had an accumulated deficit of approximately $47.3 million as of December 31, 2011.

We have incurred significant net losses since our inception.  At December 31, 2011, we had an accumulated deficit of approximately $47.3 million. In order to remain profitable, we need to sustain or increase our revenues while achieving reasonable cost and expense levels.  We believe that we have achieved a level of consistent profitability from our continuing operations; however, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.  If we fail to achieve operating results in line with market expectations, the market price of our common stock will likely decline. Furthermore, as we continue to utilize cash to support operations, acquisitions and research and development efforts, we may further decrease the cash available to us.  As of December 31, 2011, cash, cash equivalents and short-term and long-term investments totaled $107.0 million, compared to $123.9 million at December 31, 2010.  The decrease since December 31, 2010 is primarily attributable to positive operating cash flows offset by capital expenditures, share repurchases and strategic acquisitions and investments.

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

The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. For the twelve months ended December 31, 2011, we had 43 strategic partners submitting royalties as compared to 43 for the twelve months ended December 31, 2010. Three customers, One Lambda, Inc., LabCorp and Bio-Rad Laboratories, Inc., accounted for 43% of consolidated total revenue in the twelve months ended December 31, 2011 (23%, 10% and 10%, respectively).   For comparative purposes, these same three customers accounted for 36% of total revenue (16%, 8% and 13%, respectively) in the twelve months ended December 31, 2010 and 28% of total revenue in 2009 (15%, less than 10% and 11%, respectively).   No other customer accounted for more than 10% of total revenue during the twelve months ended December 31, 2011.  We had only two additional partners who individually represented 5% or more of our total revenue and collectively represented 15% of our revenue for the year ended December 31, 2011.  In total, for the year ended December 31, 2011, our top five partners accounted for 58% of our total revenue.  In total, for the year ended December 31, 2010, our top five partners accounted for 50% of our total revenue. The loss of any of our significant strategic partners, or any of our significant customers, could have a material adverse effect on our growth and future results of operations.  The ARP segment is dependent on a few significant customers with respect to sales of its genetic test kits. If any significant customer discontinues its relationship with the ARP segment for any reason, or reduces or postpones current or expected purchase commitments for the ARP segment’s products, the ARP segment’s results from operations could be materially adversely affected.

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

Unfavorable economic conditions and the uncertain economic outlook may adversely impact our business, results of operations, financial condition or liquidity.

Global economic conditions could adversely affect our results of operations.  The credit markets and the financial services industry recently experienced turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government.  These conditions not only limit our access to capital but also make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses and consumers to slow spending on our products and services, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases.  If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies like those Luminex sells.  Certain of our partners and their and our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of, or development of products based on, our products or in an impairment of their ability to make timely payments to us.  If our partners and our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers, increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted.   Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we may not continue to experience the same loss rates that we have in the past, especially given the current turmoil of the worldwide economy.  Additionally, these economic conditions and market turbulence may also impact our suppliers causing them to be unable to supply in a timely manner sufficient quantities of customized components, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

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

Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (Directive) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our Luminex 100, Luminex 200, FLEXMAP 3D and MAGPIX instruments to the Directive.  Our devices are in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of the Directive as of December 7, 2003. Subsequent audits are carried out annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. We became ISO 13485:2003 and Canadian Medical Device Conformity Assessment System (CMDCAS) certified in July 2005. Failure to maintain compliance with FDA, CMDCAS and EU regulations and other medical device laws, or to obtain applicable registrations where required, could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.

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

Because of these and other factors, our products may not gain or sustain sufficient market acceptance to again achieve, maintain or increase profitability.  Additionally, we may have to write off excess or obsolete inventory if sales of our products are not consistent with our expectations or if the demand for our products changes.

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

To the extent that we or our strategic partners fail to maintain a high quality level of service and support for xMAP technology products, there is a risk that the perceived quality of our xMAP technology products will be diminished in the marketplace. Likewise, we may fail to provide the level, quantity or quality of service expected by the marketplace. This could result in slower adoption rates and lower than anticipated utilization of xMAP products which could have a material adverse effect on our business, financial condition and results of operations.

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

We have obtained 178 patents in the United States and foreign jurisdictions directed to various aspects and applications of our products and technology. We have 209 pending applications in the United States and foreign jurisdictions. In Japan, due to a procedural omission, we are unable to obtain patent protection for our method of “real time” detection and quantification of multiple analytes from a single sample on our platform technology similar to the protection we have obtained in the United States. Although we are pursuing patent protection in Japan for other aspects of our technology and products, we may not be able to prevent competitors from developing and marketing technologies and products similar to our xMAP technology in Japan. We also have patents covering key aspects of xTAG technology utilized in our assay products.

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

We have been (and from time to time we may be) notified that third parties consider their patents or other intellectual property relevant to our products. We may be sued for infringing the intellectual property rights of others, including claims with respect to intellectual property of entities we may acquire.  In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe on the proprietary rights of others or that their rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. Furthermore, litigation is time-consuming and could divert management’s attention and resources away from our business. If we do not prevail in any litigation, we may have to pay damages and could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, if at all. Moreover, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

•
future acquisitions may require us to incur debt or assume liabilities, incur large and immediate write-offs, issue capital stock potentially dilutive to our stockholders or spend significant cash, or may result in a decrease in our future operating income or operating margins;

•	technological advancement or worse than expected performance of acquired businesses may result in the impairment of intangible assets;

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

As we continue to expand our business, we may experience problems in scaling our manufacturing operations, or delays or component shortages that could limit the growth of our revenue.

As we continue to expand our manufacturing capabilities in order to meet our growth objectives, we may not be able to produce sufficient quantities of products or maintain consistency between differing lots of consumables. If we encounter difficulties in scaling our manufacturing operations as a result of, among other things, quality control and quality assurance issues and availability of components and raw material supplies, we will likely experience reduced sales of our products, increased repair or re-engineering costs due to product returns, and defects and increased expenses due to switching to alternate suppliers, any of which would reduce our revenues and gross margins.

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

We currently purchase certain key components of our product line from a limited number of outside sources and, in the case of some components, a single source, and these components may only be available through a limited number of providers. We do not have agreements with all of our suppliers. While we currently believe that we will be able to satisfy our forecasted demand for our products, the failure to find alternative suppliers in the event of any type of supply failure at any of our current vendors at reasonably comparable prices could have a material adverse effect on our business, financial condition and results of operations.  Additionally, we have entered into supply agreements with most of our suppliers of strategic reagents and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components.  If our suppliers discontinue production of a key component, we will be required to revalidate and may be required to resubmit a previously cleared product.  Our reliance on our suppliers and contract manufacturers exposes us to risks including:

•	the possibility that one or more of our suppliers or our assemblers that do not have supply agreements with us could terminate their services at any time without penalty;

•	natural disasters such as earthquakes, tsunamis, and floods that impact our suppliers;

•	the potential obsolescence and/or inability of our suppliers to obtain required components;

•	the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

•	the inability to qualify alternate sources without impacting performance claims of our products;

•	reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

•	increases in prices of raw materials and key components.

Consequently, in the event that supplies of components or work performed by any of our assemblers are delayed or interrupted for any reason, our ability to produce and supply our products could be impaired.

If the quality of our products does not meet our customers’ expectations, then our reputation could suffer and ultimately our sales and operating earnings could be negatively impacted.

In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design, and manufacturing processes, as well as defects in third-party components included in our products. Because our instruments and consumables are highly complex, the occurrence of defects may increase as we continue to introduce new products and services and as we rapidly scale up manufacturing to meet increased demand for our products and services. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of quality issues, particularly those affecting reagents and third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls, and warranty or other service obligations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand image, and our reputation as a producer of high quality products could suffer, which could adversely affect our business, financial condition, or results of operations.

Our operations in foreign countries expose us to certain risks inherent in doing business internationally, which may adversely affect our business, results of operations or financial condition.

We expect that revenue from U.S sales will continue to represent the majority of our total revenue, but our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe.  In fiscal 2011, approximately 17% of our revenue was derived from sales to non-U.S. customers, with approximately 9% of revenue from sales to customers in Europe. As such, a significant slowdown in these foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.  As a result of acquisitions and organic growth, we have operations and manufacturing facilities in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

•	changes in or interpretations of foreign law that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;

•	tariffs, customs and other barriers to importing/exporting materials and products in a cost effective and timely manner;

•	hyperinflation or economic or political instability in foreign countries;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	conducting business in places where business practices and customs are unfamiliar and unknown;

•	difficulties in staffing and managing international operations;

•	the burden of complying with complex and changing foreign regulatory requirements;

•	difficulties in accounts receivable collections;

•	the imposition of restrictive trade policies, including export restrictions;

•	worldwide political conditions;

•	the imposition of inconsistent laws or regulations;

•	reduced protection of intellectual property rights and trade secrets in some foreign countries;

•	the imposition or increase of investment requirements and other restrictions by foreign governments;

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute;

•	uncertainties relating to foreign laws, including labor laws, and legal proceedings;

•	the burden of complying with foreign and international laws and treaties;

•	significant currency fluctuations;

•	the burden of complying with and changes in international taxation policies;

•	having to comply with a variety of U.S. laws, including the Foreign Corrupt Practices Act; and

•	having to comply with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and supply foreign affiliates, partners and customers.

Our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade barriers, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.

International sales and purchases are also subject to a variety of other risks, including risks arising from currency fluctuations, collection issues and taxes. Our international sales are subject to variability as our selling prices become less competitive in countries with currencies that are declining in value against the U.S. Dollar and more competitive in countries with currencies that are increasing in value against the U.S. Dollar. In addition, our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies in which we are billed.

We have not entered into any foreign currency derivative financial instruments; however, we may choose to do so in the future in an effort to manage or hedge our foreign exchange rate risk.

The capital spending policies of our customers have a significant effect on the demand for our products.

Our customers include clinical diagnostic, pharmaceutical, biotechnological, chemical and industrial companies, and the capital spending policies of these companies can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including general or local economic conditions, governmental regulation or price controls, the resources available for purchasing research equipment, the spending priorities among various types of analytical equipment and the policies regarding capital expenditures during recessionary periods. Any decrease in capital spending by life sciences companies could cause our revenues to decline. As a result, we are subject to significant volatility in revenue. Therefore, our operating results can be materially affected (negatively and positively) by the spending policies and priorities of our customers.

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

Our success depends on our technology infrastructure

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build, implement and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach or cyber attack.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

•	announcements of acquisitions or of technological innovations or new products or services by us or our competitors;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions or trends in the life science, biotechnology and pharmaceutical industries;

•	additions or departures of key personnel;

•	changes in financial estimates by securities analysts;

•	general economic conditions and interest rates;

•
instability in the United States and other financial markets and the ongoing and possible escalation of unrest in the Middle East, other armed hostilities or further acts or threats of terrorism in the United States or elsewhere;

•	sales of our common stock; and

•
the potential adverse impact of the secondary trading of our stock on foreign exchanges which are subject to less regulatory oversight than the NASDAQ Global Select Market, without our permission, and the activity of the market makers of our stock on such exchanges, including the risk that such market makers may engage in naked short sales and/or other deceptive trading practices which may artificially depress or otherwise affect the price of our common stock on the NASDAQ Global Select Market.

In addition, the stock market in general, and the NASDAQ Global Select Market and the market for technology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal research and development, manufacturing and administrative facilities are located in Austin, Texas, and consist of approximately 149,000 square feet of leased space pursuant to a lease agreement which expires April 30, 2015.    We maintain an additional 10,384 square feet of leased office space in Oosterhout, Netherlands, approximately 27,000 square feet of leased office and manufacturing space in Toronto, Canada, approximately 27,000 square feet of leased office and manufacturing space in Madison, Wisconsin, approximately 3,500 square feet of leased office space in Shanghai, People's Republic of China, approximately 2,500 square feet of leased office space in Tokyo, Japan, and approximately 8,400 square feet of leased office and manufacturing space in Brisbane, Australia.  Our facilities in Austin are used by both the ARP and TSP segments.  Our facilities in Oosterhout, Shanghai and Tokyo are primarily used by our TSP segment, and our Toronto, Madison and Brisbane facilities are primarily used by the ARP segment.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRATN'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “LMNX.”

The following table sets forth the range of high and low sale prices on The NASDAQ Global Select Market, as applicable, for each quarter during 2011 and 2010.  On February 23, 2012, the last reported sale price of our common stock was $22.64 per share.

2011	High	Low
First Quarter	$19.65	$16.78
Second Quarter	$21.89	$18.46
Third Quarter	$24.70	$18.33
Fourth Quarter	$23.38	$18.45

2010	High	Low
First Quarter	$18.24	$13.25
Second Quarter	$18.00	$15.10
Third Quarter	$17.02	$14.25
Fourth Quarter	$19.86	$15.65

Holders

As of Feburary 23, 2012, we had 526 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

The table below sets forth shares of Luminex Common Stock issued pursuant to exercises of warrants during the twelve months ended December 31, 2011:

Date Exercised	Shares	Exercise Price	Aggregate Proceeds
8/12/2011	45,750	$16.39	$749,843

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

	12/06	12/07	12/08	12/09	12/10	12/11

Luminex Corporation	100.00	127.87	168.19	117.56	143.94	167.17
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Biotechnology	100.00	102.53	96.57	110.05	117.19	124.54

Issuer Purchases of Equity Securities

The stock repurchase activity for the fourth quarter of 2011 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
10/01/11 - 10/31/11	247	21.72	136,500	$10,706,000
11/01/11 - 11/30/11	375	20.36	136,500	$7,946,000
12/01/11 - 12/31/11	529	20.15	136,400	$5,096,000
Total Fourth Quarter	1,151	20.55	409,400	$5,096,000

(1)	Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.
(2)
These shares were purchased in open-market transactions pursuant to a publicly announced repurchase program. Our initial share repurchase program was announced on November 17, 2010 and authorized the purchase of up to 1.0 million shares of our common stock, but no more than $21 million in aggregate purchase price, through November 2011.

(3)
Amounts shown in this column reflect amounts remaining under our stock repurchase program referenced in Note (2) above.  On May 19, 2011, the repurchase program was amended to increase the then remaining value of allowable shares to be purchased from $15.77 million to $18.75 million in aggregate purchase price through February 6, 2012.  On February 1, 2012, the Board of Directors authorized the repurchase up to the lesser of $22.75 million worth, or 650,000 shares, of its outstanding common stock.  This new stock repurchase program is scheduled to expire on December 31, 2012.  The repurchase program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended at any time at our discretion.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data at December 31, 2011 and 2010 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data at December 31, 2009, 2008 and 2007 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Consolidated Results of Operations Data:
Total revenue	$184,339	$141,557	$120,643	$104,447	$75,010
Gross profit	125,490	96,377	81,294	70,946	46,094
Income (loss) from operations	23,843	11,251	7,399	3,353	(15,073)
Net income (loss)	14,474	5,231	17,729	3,057	(2,711)

Net income (loss) applicable to common stockholders	$14,474	$5,231	$17,729	$3,057	$(2,711)

Net income (loss) per common share, basic	$0.35	$0.13	$0.44	$0.08	$(0.08)

Shares used in computing net income (loss) per share (basic)	41,262	41,030	40,562	37,868	34,361

Net income (loss) per share, diluted	$0.34	$0.12	$0.43	$0.08	$(0.08)

Shares used in computing net income (loss) per share (diluted)	42,537	42,438	41,633	39,700	34,361

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$58,282	$89,487	$90,843	$81,619	$27,233
Short-term investments	42,574	28,404	8,511	40,501	6,944
Long-term investments	6,151	6,021	20,228	2,000	-
Working capital	136,933	151,938	122,398	131,767	40,801
Total assets	282,647	265,810	248,013	217,291	123,559
Total long-term debt	2,573	3,351	3,591	3,359	3,110
Total stockholders' equity	250,855	234,865	218,738	194,540	103,480

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

Overview

 We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences industry.  This industry depends on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.  Our xMAP technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres.  xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research. In addition to our xMAP technology, our other offerings include our proprietary MultiCode® technology, used for real-time PCR and multiplexed PCR assays, as well as automation and robotics in the field of dry sample handling.

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of December 31, 2011, Luminex had approximately 66 strategic partners and these partners have purchased from Luminex approximately 8,678 xMAP-based multiplexing analyzer systems. Of the 66 strategic partners, 43 have released commercialized reagent-based products utilizing our technology.

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

•
Assay revenue is generated from the sale of our kits which are a combination of chemical and biological reagents and our proprietary xMAP bead technology used to perform diagnostic and research assays on samples as well as real-time PCR and multiplexed PCR assays using our proprietary MultiCode technology.

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

2011 Highlights

•	Luminex grew total revenue 30% over 2010 revenue to $184.3 million
•	Gross margin percentage of 68%, consistent with 68% in 2010
•	2011 assay revenue increased 51% and consumable sales increased 38% over the prior calendar year
•	System shipments of 978 multiplexing analyzers, resulting in cumulative life-to-date multiplexing analyzer shipments of 8,678, up 13% from a year ago
•	Partners reported over $383 million of royalty bearing end user sales on xMAP technology for the year, a 16% increase over 2010
•	Acquisition in June 2011 of EraGen Biosciences, a Madison, Wisconsin-based innovator in molecular diagnostic testing technologies for infectious disease and genetic applications
•
Received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for our xTAG Respiratory Viral Panel FAST (RVP FAST), 510(k) clearance from the FDA for our xTAG RVP with xPONENT, and 510(k) clearance from the FDA for our MultiCode-RTx HSV 1&2 – easyMAG

•	Signed a global sales and distribution agreement with Life Technologies Corporation for the MAGPIX system for analysis of proteins for research use
•	Received CE marking for our new xTAG Gastrointestinal Pathogen Panel (GPP), which is the first test of its kind to help identify up to 95% of the disease causing pathogens in a single test

Consumables Sales Trends

We have experienced significant fluctuations in consumable revenue over the past two years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the third quarter of 2009 through the fourth quarter of 2011, we had quarterly bulk purchases varying from $4.3 million to $16.1 million.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner remains variable; however, our other bulk purchasing customers are less variable in their ordering patterns.  Even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales during the past several years.

Change in Cash Position

Our cash, cash equivalents and investments decreased by approximately $16.9 million for the year ended December 31, 2011 to $107.0 million from $123.9 million at December 31, 2010.  The decrease is primarily attributable to the acquisition of EraGen for $34 million, stock repurchases of $18.3 million and our additional strategic investment in a private company of $2.0 million, offset by operating cash flows of $38.3 million.

Segment Information

Luminex has two reportable segments:  the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  The TSP segment, which is our base business, consists of system sales to partners and end customers, raw bead sales, royalties, service and support of the technology, and other miscellaneous items.  The ARP segment is primarily involved in the development and sale of assays on xMAP and MultiCode technology for use on Luminex’s installed base of systems.

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

Revenue Recognition.  Revenue is generated primarily from the sale of our products and related services, which are primarily support and maintenance services on our systems.  We recognize product revenue at the time the product is shipped provided there is persuasive evidence of an agreement, no right of return exists, the fee is fixed or determinable and collectability is probable.  There is no customer right of return in our sales agreements.  If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met.

We regularly enter into arrangements for system sales that are multiple-element arrangements, including services such as installation and training, and multiple products.   These products or services are generally delivered within a short time frame, approximately three to six months, of the agreement execution date and can also be performed by one of our third-party partners.  Based on the terms and conditions of the sale, we believe that these services can be accounted for separately from the delivered system as our delivered products have value to our customers on a stand-alone basis.  Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.   Accordingly, the estimated selling price of services or products not yet performed or delivered at the time of system shipment are deferred and recognized as revenue as such services are performed.  We have generally been able to determine the selling price of each deliverable in a multiple-element arrangement based on the price for such deliverable when it is sold separately.  If vendor specific objective evidence (VSOE) is not determinable and when third-party evidence is not available, we use the estimated selling price of a deliverable which is determined based upon our pricing policies, expected margin of the deliverable, geographical location and information gathered from customer negotiations.  Revenue from extended service agreements is deferred and recognized ratably over the term of the agreement.  Revenues from royalties related to agreements with strategic partners are recognized when such amounts are reported to the Company; therefore, the underlying end user sales may be related to prior periods.  Nonrefundable license fees are amortized into revenue over the estimated life of the license agreements.

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

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  We evaluate the carrying value of goodwill on a reporting unit level annually or more frequently if there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  All of our goodwill relates to one reporting unit, our ARP segment, for goodwill impairment testing.  We have historically estimated the fair value of our ARP segment reporting unit using a discounted cash flow analysis (“step one” analysis) of our projected future results.  The step one analysis we performed in the fourth quarter of 2010 indicated the fair value our ARP segment reporting unit was significantly higher than the carrying value. As discussed in Recently Adopted Accounting Pronouncements and the Notes to the Financial Statements, we early adopted new accounting pronouncements related to our goodwill impairment analysis.  The new accounting guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount (“step zero” analysis).  In fiscal 2011, we used this new guidance in our annual impairment analysis for goodwill because our cash flows for our ARP segment reporting unit exceeded the expectations we had as of our fourth quarter 2010 analysis.

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

	Year Ended December 31,
	2011	2010	2009

Revenue	100%	100%	100%

Cost of revenue	32%	32%	33%

Gross profit	68%	68%	67%

Operating expenses
Research and development expense	18%	19%	19%
Selling, general and administrative expense	35%	40%	40%
Amortization of acquired intangible assets	2%	1%	2%

Total operating expenses	55%	60%	61%

Income from operations	13%	8%	6%

Interest expense from long-term debt	-	-	-

Other income, net	-	-	1%

Settlement of litigation	-	-	(4)%

Income taxes	(5)%	(4)%	12%

Net income	8%	4%	15%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended December 31,
	2011	2010	Variance	Variance (%)
	(dollars in thousands)
Revenue	$184,339	$141,557	$42,782	30%
Gross profit	$125,490	$96,377	$29,113	30%
Gross margin percentage	68%	68%	0%	N/A
Operating expenses	$101,647	$85,126	$16,521	19%
Operating income	$23,843	$11,251	$12,592	112%
Net income	$14,474	$5,231	$9,243	177%

Revenue. Total revenue increased to $184.3 million for the year ended December 31, 2011 from $141.6 million in 2010.  The increase in revenue was primarily attributable to increases in assay revenue, consumable revenue and royalty revenue.   The increase in assay revenue of $16.5 million was driven significantly by the acquisition of EraGen on June 27, 2011 and increased sales of our Cystic Fibrosis (“CF”) and xTAG Respiratory Viral Panel (“RVP”) products.  The increase in consumables and royalties resulted from volume increases in bulk purchases from one of our partners and expansion of the active installed base coupled with continued menu expansion and growth of end user sales by our partners.

A breakdown of revenue for the years ended December 31, 2011 and 2010 is as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	Variance	Variance (%)
System sales	$35,901	$32,984	$2,917	9%
Consumable sales	55,457	40,104	15,353	38%
Royalty revenue	29,205	22,414	6,791	30%
Assay revenue	48,670	32,204	16,466	51%
Service revenue	7,444	6,645	799	12%
Other revenue	7,662	7,206	456	6%
	$184,339	$141,557	$42,782	30%

We continue to have revenue concentration in a limited number of strategic partners, as the top five customers, by revenue, accounted for 58% of total revenue in 2011 up from 50% of total revenue in 2010.  In particular, three customers accounted for 43% of 2011 total revenue (23%, 10% and 10% respectively) up from 38% of 2010 total revenue (16%, 13% and 9% respectively).  The increase was primarily attributable to the increase in bulk purchases of consumables and system sales.  No other customer accounted for more than 10% of total revenue.  See the segment discussions that follow on pages 46-52 for additional revenue discussion.

Gross Profit. Gross profit increased to $125.5 million for the year ended December 31, 2011, as compared to $96.4 million for the year ended December 31, 2010. The gross profit margin percentage (gross profit as a percentage of total revenue) was 68% for the year ended December 31, 2011, consistent with the year ended December 31, 2010.  Our 2011 gross profit margin percentage was impacted by the high concentration of sales in our higher margin items such as assays, consumables and royalties offset by the $3.3 million incremental expense resulting from recording the EraGen inventory acquired at fair value on the date of acquisition.  The increase in gross profit resulted from the overall increase in revenue coupled with consistent gross profit margins.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $33.4 million for the year ended December 31, 2011 from $26.8 million for the year ended December 31, 2010. The increase was primarily attributable to our acquisition of EraGen on June 27, 2011 and increases in materials, clinical trial costs and additional personnel costs associated with the addition of employees and contract employees resulting from increased activity in our ARP segment related to expansion of our product portfolio.  Research and development headcount at December 31, 2011 was 170 as compared to 154 at December 31, 2010.  As a percentage of revenue, research and development expense decreased to 18% in 2011 compared to 19% in 2010.  Our current expectation is for research and development expenses to be between 16% and 19% of total revenue for 2012.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $64.9 million for the year ended December 31, 2011 from $56.1 million for 2010.  The increase was primarily attributable to $1.3 million of acquisition costs related to the purchase of EraGen, and additional personnel costs and rent, utility and depreciation expenses associated with the addition of employees, growth in our marketing efforts to support our global initiatives and expansion of our facilities and technology infrastructure. Selling, general and administrative headcount at December 31, 2011 was 231 as compared to 191 at December 31, 2010.  The additional employees include employees added from the acquisition of EraGen.  As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, decreased to 35% in 2011 compared to 40% in 2010.

Income from Operations. Operating profit as a percentage of revenue increased  to 13% in 2011 from 8% in 2010 as a result of our overall control of operating expenses and an increase in our gross profit.  In 2011, we exhibited our ability to leverage our operating expenses as total operating expenses grew at a slower rate than the gross profit resulting from our increases in revenue.

Other Income, net. Other income, net decreased to $0.4 million for the year ended December 31, 2011 from $0.5 million for the year ended December 31, 2010 due to the decrease in our invested balance and the decrease in the average rate earned on our current invested balances from 0.4% for the year ended December 31, 2010 to 0.3% for the year ended December 31, 2011.  This decrease is the result of an overall decrease in market rates compared to the prior year period.

Income taxes. Income tax expense increased to $9.5 million for the year ended December 31, 2011 from $6.1 million for the year ended December 31, 2010 primarily due to increased profitability during 2011.  Our effective tax rate for the year ended December 31, 2011 was 40% compared to 54% for the year ended December 31, 2010.  The decrease in our effective tax rate is primarily a function of the proportion of positive taxable income attributable to the U.S. and an increase in the proportion of taxable income attributable to lower tax jurisdictions during fiscal year 2011.  Our foreign earnings are generally taxed at lower rates than in the United States.  We continue to assess our business model and its impact in various tax jurisdictions..

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended December 31,
	2010	2009	Variance	Variance (%)
	(dollars in thousands)
Revenue	$141,557	$120,643	$20,914	17%
Gross profit	$96,377	$81,294	$15,083	19%
Gross margin percentage	68%	67%	1%	N/A
Operating expenses	$85,126	$73,895	$11,231	15%
Operating income	$11,251	$7,399	$3,852	52%
Net income	$5,231	$17,729	$(12,498)	70%

Revenue. Total revenue increased to $141.6 million for the year ended December 31, 2010 from $120.6 million in 2009.  The increase in revenue was primarily attributable to increases of $11.7 million in consumable revenue and $4.1 million in royalty revenue in the TSP segment.

A breakdown of revenue for the years ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	Variance	Variance (%)
System sales	$32,984	$30,711	$2,273	7%
Consumable sales	40,104	28,380	11,724	41%
Royalty revenue	22,414	18,312	4,102	22%
Assay revenue	32,204	31,054	1,150	4%
Service revenue	6,645	5,845	800	14%
Other revenue	7,206	6,341	865	14%
	$141,557	$120,643	$20,914	17%

In 2010, we had revenue concentration in a limited number of strategic partners, as the top five customers, by revenue, accounted for 50% of total revenue in 2010, up from 48% of total revenue in 2009.  In particular, two customers accounted for 29% of 2010 total revenue (16% and 13% respectively) up from 26% of 2009 total revenue (15% and 11% respectively).  The increase was primarily attributable to the increase in bulk purchases of consumables and system sales.  No other customer accounted for more than 10% of total revenue.

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

Research and Development Expense. Research and development expense increased to $26.8 million for the year ended December 31, 2010 from $23.5 million for the year ended December 31, 2009. The increase was primarily attributable to increases in materials and additional personnel costs associated with the addition of employees and contract employees resulting from increased activity in our ARP segment related to product development.  Research and development headcount at December 31, 2010 was 154 as compared to 132 at December 31, 2009.  As a percentage of revenue, research and development expense remained flat at 19% in 2010 and 2009.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $56.1 million for the year ended December 31, 2010 from $48.4 million for 2009.  The increase was primarily attributable to additional personnel costs associated with the addition of employees and an increase in stock compensation expense.  Selling, general and administrative headcount at December 31, 2010 was 191 as compared to 158 at December 31, 2009.  The additional employees include employees added from the acquisition of BSD, and from our expansions into the People’s Republic of China and Japan which increased our international support and our service and marketing capabilities, as well as from expansion domestically to support our global initiatives. As a percentage of revenue, selling, general and administrative expense remained flat at 40% in 2010 and 2009.

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

Other Income, net. Other income, net decreased to $0.5 million for the year ended December 31, 2010 from $0.7 million for the year ended December 31, 2009 due to the decrease in the average rate earned on our current invested balances from 0.6% for the year ended December 31, 2009 to 0.4% for the year ended December 31, 2010.  This decrease is the result of an overall decrease in market rates compared to 2009.

Income taxes. Income tax expense increased in 2010 compared to 2009 primarily due to the $14.9 million tax benefit from the release of a portion of our total valuation allowance on deferred U.S. tax assets included in our 2009 results, together with increased profitability during 2010.

Segment Results of Operations

TSP Segment

Selected financial data for the year ended December 31, 2011 and 2010 of our TSP segment is as follows:

	Year Ended December 31,
	2011	2010	Variance	Variance (%)
	(dollars in thousands)
Revenue	$127,779	$105,586	$22,193	21%
Gross profit	$90,987	$72,899	$18,088	25%
Gross margin percentage	71%	69%	2%	N/A
Operating expenses	$61,092	$56,922	$4,170	7%
Operating income	$29,895	$15,977	$13,918	87%

Revenue. Total revenue increased 21% to $127.8 million for the year ended December 31, 2011 from $105.6 million in 2010.  The increase in revenue was primarily attributable to an increase in consumables sales and royalty revenue of $21.7 million attributable to volume increases in bulk purchases from one of our partners and expansion of the active installed base coupled with continued menu expansion by our partners.

A breakdown of revenue in the TSP segment for the years ended December 31, 2011 and 2010 is as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	Variance	Variance (%)

System sales	$30,071	$30,379	$(308)	(1%)
Consumable sales	55,159	40,004	15,155	38%
Royalty revenue	28,926	22,414	6,512	29%
Service revenue	6,880	6,162	718	12%
Other revenue	6,743	6,627	116	2%
	$127,779	$105,586	$22,193	21%

The top five customers, by revenue, accounted for 68% of total TSP segment revenue in 2011 compared to 62% in 2010.  In particular, three customers accounted for 58% of total TSP segment revenue in the year ended December 31, 2011 (33%, 14% and 11%, respectively).  For comparative purposes, these same three customers accounted for 50% of total TSP segment revenue (21%, 17% and 12%, respectively) in the year ended December 31, 2010.  The increase in percentage of total revenue represented by our three largest customers is primarily the result of the higher dollar amount of bulk purchases by one of our largest customers.  No other customer accounted for more than 10% of total TSP segment revenue during 2011.

Revenue from the sale of systems and peripheral components decreased 1% to $30.1 million for the year ended December 31, 2011 from $30.4 million for the year ended December 31, 2010, but sales of total multiplexing analyzers increased by 47 units due to the differing mix of systems sold.  The TSP segment sold 967 of the 978 total multiplexing analyzers sold in 2011.  For the year ended December 31, 2011, five of our partners accounted for 799, or 83%, of total TSP segment multiplexing analyzers sold.  Five of our partners accounted for 753, or 82%, of total TSP segment multiplexing analyzers sold for the year ended December 31, 2010.

Consumable sales, comprised of microspheres and sheath fluid, increased 38% to $55.2 million during 2011 from $40.0 million in 2010.  The increase in revenue was primarily attributable to volume increases in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs due to a modification to their inventory control practices.  We have also experienced volume increases from other bulk purchasing customers from the prior year period as a result of increased commercial activity by our partners evidenced by expansion of reported end user sales from $330.0 million in 2010 to $384.0 million in 2011.  During 2011, we had 68 bulk purchases of consumables totaling approximately $47.4 million as compared with 62 bulk purchases totaling approximately $32.6 million in the prior year.   Partners who reported royalty bearing sales accounted for $45.3 million, or 82%, of total consumable sales for the year ended December 31, 2011.   A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter.  As the number of applications available on our platform expands, we anticipate that the overall level of consumable sales, and related bulk purchases, will continue to fluctuate.

Royalty revenue increased 29% to $28.9 million for the year ended December 31, 2011 from $22.4 million for the year ended December 31, 2010.  We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the year ended December 31, 2011, we had 43 commercial partners submit royalties as compared with 43 for the year ended December 31, 2010.  Additionally, the 43 partners from whom we recognized $28.9 million in royalties in 2011 represented approximately $22.3 million of the total royalties in 2010, an increase of approximately 30% over their prior year payments.  Of the 43 partners submitting royalties in 2011, 67% were reporting an increase in royalty bearing sales over their 2010 royalty bearing sales.  Total royalty bearing sales reported to us by our partners were approximately $384.0 million for the year ended December 31, 2011 as compared to $330.0 million for the year ended December 31, 2010.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract, increased 12% to $6.9 million during 2011 from $6.2 million in 2010.  This increase is attributable to increased penetration of the expanded installed base. At December 31, 2011, we had 1,299 Luminex systems covered under extended service agreements and $3.0 million in deferred revenue related to those contracts. At December 31, 2010, we had 1,221 Luminex systems covered under extended service agreements and $2.9 million in deferred revenue related to those contracts.

Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and grant revenue, increased 2% to $6.7 million for the year ended December 31, 2011 compared to $6.6 million for the year ended December 31, 2010.  This increase is primarily the result of increased license fee revenue, offset by decreased parts sales.

Gross Profit. The gross profit margin rate (gross profit as a percentage of total revenue) for the TSP segment increased to 71% for the year ended December 31, 2011 from 69% for the year ended December 31, 2010.  The increase is primarily the result of a higher concentration of consumable and royalty sales, our highest margin items.   Consumables and royalties comprised $84.1 million, or 66%, of TSP segment revenue for the year ended December 31, 2011 and $62.4 million, or 59%, for the year ended December 31, 2010.  Gross profit for the TSP segment increased to $91.0 million for the year ended December 31, 2011, as compared to $72.9 million for the year ended December 31, 2010.  The increase in gross profit resulted from the overall increase in revenue coupled with the increase in gross profit margin rate.

Operating expenses. Research and development expense increased to $12.8 million for the year ended December 31, 2011 from $12.5 million for the year ended December 31, 2010.  The increase was primarily attributable to an increase in expenses related to prosecution of the Company's patent portfolio and freedom to operate analysis for the Company's products.  As a percentage of revenue, research and development expense was 10% in 2011 and 12% in 2010.

Selling, general and administrative expense increased to $48.3 million for the year ended December 31, 2011 from $44.5 million for 2010.  However, as a percentage of revenue, selling, general and administrative expense decreased from 42% of TSP segment revenue for the year ended December 31, 2010 to 38% of TSP segment revenue for the year ended December 31, 2011, which illustrates the leverage inherent in our partnership and distribution business model as revenues increase.  The increase in total selling, general and administrative expense dollars was primarily attributable to additional personnel costs and rent, utility and depreciation expenses related to growth in our marketing efforts to support our global initiatives and expansion of our facilities and technology infrastructure.

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

A breakdown of revenue in the TSP segment for the years ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	Variance	Variance (%)

System sales	$30,379	$29,296	$1,083	4%
Consumable sales	40,004	28,316	11,688	41%
Royalty revenue	22,414	18,312	4,102	22%
Service revenue	6,162	5,552	610	11%
Other revenue	6,627	5,913	714	12%
	$105,586	$87,389	$18,197	21%

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

Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and grant revenue, increased 12% to $6.6 million for the year ended December 31, 2010 compared to $5.9 million for the year ended December 31, 2009.  This increase was primarily the result of increased part sales.

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

Operating expenses. Research and development expense decreased to $12.5 million for the year ended December 31, 2010 from $12.9 million for 2009.  The slight decrease was primarily attributable to a decrease in direct material costs related to purchases made in the prior year related to the development of our MAGPIX system.  As a percentage of revenue, research and development expense was 12% in 2010 and 15% in 2009.

Selling, general and administrative expense increased to $44.5 million for the year ended December 31, 2010 from $36.6 million for 2009.  The increase was primarily related to additional personnel costs and the related stock compensation and travel costs associated with the increase in employees and contract employees of the TSP segment to 152 at December 31, 2010 from 119 at December 31, 2009.  The additional employees include employees added in the People’s Republic of China and Japan which increase our international support, service and marketing capabilities, the acquisition of BSD, as well as expansion domestically to support our global initiatives.  As a percentage of revenue, selling, general and administrative expense was flat at 42% for 2010 and 2009.

ARP Segment

Selected financial data for the year ended December 31, 2011 and 2010 of our ARP segment is as follows:

	Year Ended December 31,
	2011	2010	Variance	Variance (%)
	(dollars in thousands)
Revenue	$56,560	$35,971	$20,589	57%
Gross profit	$34,503	$23,478	$11,025	47%
Gross margin percentage	61%	65%	(4)%	N/A
Operating expenses	$40,555	$28,204	$12,351	44%
Operating income	$(6,052)	$(4,726)	$(1,326)	28%

A breakdown of revenue in the ARP segment for the years ended December 31, 2011 and 2010 is as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	Variance	Variance (%)

System sales	$5,830	$2,605	$3,225	124%
Consumable sales	298	100	198	198%
Royalty revenue	279	-	279	100%
Assay revenue	48,670	32,204	16,466	51%
Service revenue	564	483	81	17%
Other revenue	919	579	340	59%
	$56,560	$35,971	$20,589	57%

Revenue. Total revenue increased 57% to $56.6 million for the year ended December 31, 2011 from $36.0 million in 2010. The increase in revenue was primarily attributable to a $16.5 million increase in assay revenue, driven by our acquisition of EraGen and increased sales of our CF and RVP product together with a $3.2 million increase in system revenue, driven by the sale of 144 sample preparation systems.  The top five customers, by revenue, accounted for 74% of total revenue in 2011 compared to 79% in 2010.  In particular, the top three customers in 2011 accounted for 65% of total revenue (31%, 24% and 10%, respectively) compared to the top three customers of 2010 which accounted for 62% of total revenue (29%, 17% and 16%, respectively).  No other customers accounted for more than 10% of total ARP segment revenue during 2011.  The majority of our ARP segment revenues are generated from the sale of test kits.  Our top two product categories were CF and RVP, which represented over 72% and 89% of total assay revenue in the years ended December 31, 2011 and 2010, respectively.  Our ARP segment sold 11 multiplexing analyzers and 144 sample preparation systems during the year ended 2011 compared to 13 multiplexing analyzers and 60 sample preparation systems in 2010.  Other revenue includes shipping revenue, training revenue, contract research and development fees and commercial milestone revenue.

Gross profit. The gross profit margin percentage for the ARP segment decreased to 61% in 2011 from 65% in 2010 primarily due to the $3.3 million expense of recording the EraGen inventory acquired at fair value on the date of acquisition.  Gross profit for the ARP segment increased to $34.5 million in 2011, as compared to $23.5 million in 2010.

Operating expenses. Research and development expense increased to $20.6 million for 2011 from $14.4 million for 2010. The increase in research and development expense was primarily the result of increases in materials, clinical trials costs and additional personnel costs associated with the addition of employees and contract employees resulting from increased activity related to product development menu expansion and the acquisition of EraGen. Research and development employees and contract employees of the ARP segment increased to 100 at December 31, 2011 from 80 at December 31, 2010.

Selling, general and administrative expense, excluding the amortization of acquired intangibles, increased to $16.6 million, or 29% of ARP segment revenue, for 2011 from $11.7 million, or 33% of ARP segment revenue for 2010.  The increase in selling, general, and administrative expenses is primarily due to $1.3 million of acquisition costs related to the purchase of EraGen and the addition of EraGen’s selling, general and administrative expense from the date of acquisition, June 27, 2011, to December 31, 2011.

Selected financial data for the year ended December 31, 2010 and 2009 of our ARP segment is as follows:

	Year Ended December 31,
	2010	2009	Variance	Variance (%)
	(dollars in thousands)
Revenue	$35,971	$33,254	$2,717	8%
Gross profit	$23,478	$23,645	$(167)	(1%)
Gross margin percentage	65%	71%	(6%)	N/A
Operating expenses	$28,204	$24,368	$3,836	16%
Operating income	$(4,726)	$(723)	$(4,003)	554%

A breakdown of revenue in the ARP segment for the years ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	Variance	Variance (%)

System sales	$2,605	$1,415	$1,190	84%
Consumable sales	100	64	36	56%
Assay revenue	32,204	31,054	1,150	4%
Service revenue	483	293	190	65%
Other revenue	579	428	151	35%
	$35,971	$33,254	$2,717	8%

Revenue. Total revenue increased 8% to $36.0 million for the year ended December 31, 2010 from $33.3 million in 2009. The increase in revenue was primarily attributable to a $1.2 million increase in system revenue, driven primarily by sales of 60 sample preparation systems together with a 4% increase in assay revenue, driven primarily by increased sales of our CF products.  BSD revenue of $2.3 million from the date of acquisition to December 31, 2010 was included in the ARP Segment.  The top five customers, by revenue, accounted for 79% of total revenue in 2010 compared to 81% in 2009.  In particular, the top three customers in 2010 accounted for 62% of total revenue (29%, 17% and 16%, respectively) compared to the top three customers of 2009 which accounted for 67% of total revenue (31%, 21% and 15%, respectively).  The majority of our ARP segment revenues are generated from the sale of test kits.  Our top two product categories were CF and RVP, which represented over 89% and 89% of total assay revenue in the years ended December 31, 2010 and 2009, respectively.  Our ARP segment sold 13 multiplexing analyzers and 60 sample preparation systems during the year ended 2010 compared to 35 multiplexing analyzers in 2009.  Other revenue includes shipping revenue, training revenue, contract research and development fees and commercial milestone revenue.

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

Operating expenses. Research and development expense increased to $14.4 million for 2010 from $10.6 million for 2009. The increase in research and development expense was primarily the result of increases in materials and additional personnel costs associated with the addition of employees and contract employees resulting from increased activity related to product development and the acquisition of BSD. Research and development employees and contract employees of the ARP segment increased to 80 at December 31, 2010 from 60 at December 31, 2009.

Selling, general and administrative expense, including the amortization of acquired intangibles, increased to $13.8 million, or 38% of ARP segment revenue, for 2010 from $13.7 million, or 41% of ARP segment revenue for 2009.  The overall increase in selling, general, and administrative expenses is primarily due to increased management and support activity resulting from an expansion of our assay development activities and pipeline as well as the addition of BSD expenses, offset by a decrease related to the prior year payment of $780,000 made related to the termination of a supply contract associated with our FlexmiR product line.

Liquidity and Capital Resources

	December 31, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$58,282	$89,487
Short-term investments	42,574	28,404
Long-term investments	6,151	6,021
	$107,007	$123,912

At December 31, 2011, we held cash, cash equivalents and short-term and long-term investments of $107.0 million and had working capital of $136.9 million. At December 31, 2010, we held cash, cash equivalents and short-term and long-term investments of $123.9 million and had working capital of $151.9 million.  Cash, cash equivalents and investments have decreased by approximately $16.9 million during the year ended December 31, 2011.  The decrease is primarily attributable to the acquisition of EraGen for $34.0 million, stock repurchases of $18.3 million and our additional strategic investment in a private company of $2.0 million, offset by operating cash flows of $38.3 million.

We have funded our operations to date primarily through the issuance of equity securities (in conjunction with an initial public offering in 2000, subsequent option exercises, and our follow-on public offering in 2008) and cash generated from operations.  Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including non-government sponsored debt securities.   We do not have any investments in asset-backed commercial paper, auction rate securities, or mortgage backed or sub-prime style investments.

Cash provided by operations was $38.3 million for the year ended December 31, 2011 as compared with cash provided by operations of $29.2 million for the year ended December 31, 2010.  Cash used in investing activities was $61.3 million for the year ended December 31, 2011 as compared with cash used in investing activities of $27.0 million for 2010.  The increase in cash used in investing activities was primarily attributable to the acquisition of EraGen Biosciences of $34.0 million and $9.6 million related to the expansion of our facilities and technology infrastructure.  Currently, exclusive of changes in available-for-sale securities, we expect cash used in investing activities to be primarily for purchases of property, plant and equipment, additional cost method investments and continued strategic investments or acquisitions.

Cash used by financing activities was $8.1 million for the year ended December 31, 2011 as compared with cash provided by financing activities of $1.3 million for the year ended December 31, 2010 primarily attributable to $18.3 million of stock repurchases in 2011 offset by an excess income tax benefit from employee stock-based awards of $7.6 million.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2012.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected ordinary course liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) signing partnership agreements which include significant up front license fees, (iv) our stock repurchase program from time to time and (v) entering strategic investment or acquisition agreements requiring significant cash consideration.  See also the “Safe Harbor Cautionary Statement” and Item 1A “Risk Factors” above.

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

LMD has agreed to repay the TPC funding through a royalty on revenues.  Royalty payments commenced in 2007 at a rate of 1% of total LMD revenue and at a rate of 2.5% for 2008 and thereafter.  Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier.  The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date.  Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated.  Actual future sales generating a repayment obligation will vary from our projections, is subject to adjustment based upon the U.S. and Canadian exchange rate and are subject to the risks and uncertainties described elsewhere in this report, including under Item 1A “Risk Factors” and “Safe Harbor Cautionary Statement.”

Contractual Obligations

As of December 31, 2011, we had approximately $13.6 million in non-cancelable obligations for the next 12 months.  These obligations are included in our estimated cash usage during 2012.  The following table reflects our total current non-cancelable obligations by period as of December 31, 2011 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Non-cancelable rental obligations	$9,246	$3,335	$5,297	$614	$-
Non-cancelable purchase obligations (1)	11,340	9,148	493	1,116	583
Long-term debt obligations (2)	3,848	999	2,849	-	-
Capital lease obligations	288	90	154	44	-

Total (3)	$24,722	$13,572	$8,793	$1,774	$583

(1)
Purchase obligations include contractual arrangements in the form of purchase orders primarily as a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met.

(2)
LMD has agreed to repay the long term TPC debt obligations through a royalty on revenues.  Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above.  The amount due within one year, as shown in the table above, is our estimated repayment amount based on the sales for the full year 2011.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at December 31, 2011, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore, $1.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above.  See Note 11 to the Consolidated Financial Statements for a discussion on income taxes.  In addition, $2.8 million of milestone payments under a collaboration agreement have not been included in the table above as it is not possible to estimate when, or even if, we will make these future potential payments.

Inflation

We do not believe that inflation has had a direct adverse effect on our operations to date.  However, a substantial increase in product and manufacturing costs and personnel related expenses could have an adverse impact on our results of operations in the event these expenses increase at a faster pace than we can increase our system, consumable and royalty rates.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted).  We early adopted the amendments in connection with the performance of our annual goodwill impairment test.  The impact of adoption on our financial position and results of operations was not material.

In October 2009, the FASB updated its revenue recognition guidance, amending the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.   The adoption of the amended revenue recognition rules did not change the units of accounting for our revenue transactions. It also did not significantly change how the arrangement consideration is allocated to the various units of accounting or the timing of revenue. The impact on our financial position and results of operations was not material.

Recent Accounting Pronouncements

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures.  The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement.   This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively.  We are in the process of evaluating the financial and disclosure impact of this guidance.  The impact on our financial position and results of operations is not expected to be material.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income.  The amended guidance eliminates one of the presentation options provided by accounting principles generally accepted in the United States of America (“U.S. GAAP”) which is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively.  We are in the process of evaluating the disclosure impact of this guidance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at December 31, 2011 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of December 31, 2011, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $670,000 on foreign currency denominated asset and liability balances as of December 31, 2011. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $108,000 was included in determining our consolidated results for the year ended December 31, 2011.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Luminex Corporation

We have audited Luminex Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Luminex Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of EraGen Biosciences, which is included in the 2011 consolidated financial statements of Luminex Corporation and constituted 12% of total and net assets as of December 31, 2011, and 4% and (21)% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Luminex Corporation also did not include an evaluation of the internal control over financial reporting of EraGen Biosciences.

In our opinion, Luminex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luminex Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Luminex Corporation and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Luminex Corporation

We have audited the accompanying consolidated balance sheets of Luminex Corporation (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
February 28, 2012

LUMINEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$58,282	$89,487
Restricted cash	1,006	1,002
Short-term investments	42,574	28,404
Accounts receivable (net of allowance for doubtful accounts of $117 and $298 at December 31, 2011 and 2010, respectively)	23,016	20,936
Inventories, net	24,579	24,932
Deferred income taxes	5,991	4,225
Prepaids and other	3,529	2,732

Total current assets	158,977	171,718

Property and equipment, net	25,192	22,084
Intangible assets, net	29,437	12,944
Deferred income taxes	12,817	6,363
Long-term investments	6,151	6,021
Goodwill	42,763	42,250
Other	7,310	4,430

Total assets	$282,647	$265,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,941	$7,621
Accrued liabilities	11,047	7,444
Deferred revenue	4,057	3,866
Current portion of long term debt	999	849

Total current liabilities	22,044	19,780

Long-term debt	2,573	3,351
Deferred revenue	3,344	4,303
Other	3,831	3,511

Total liabilities	31,792	30,945

Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 40,968,957 shares at December 31, 2011; 41,245,033 shares at December 31, 2010	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	297,104	295,422
Accumulated other comprehensive income	984	1,150
Accumulated deficit	(47,274)	(61,748)

Total stockholders' equity	250,855	234,865

Total liabilities and stockholders' equity	$282,647	$265,810

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Revenue	$184,339	$141,557	$120,643
Cost of revenue	58,849	45,180	39,349

Gross profit	125,490	96,377	81,294

Operating expenses:
Research and development	33,394	26,843	23,508
Selling, general and administrative	64,878	56,119	48,424
Amortization of acquired intangible assets	3,375	2,164	1,963

Total operating expenses	101,647	85,126	73,895

Income from operations	23,843	11,251	7,399

Interest expense from long-term debt	(308)	(419)	(481)
Other income, net	394	519	719
Settlement of litigation	-	-	(4,350)

Income before income taxes	23,929	11,351	3,287
Income taxes	(9,455)	(6,120)	14,442

Net income	$14,474	$5,231	$17,729

Net income per share, basic	$0.35	$0.13	$0.44

Shares used in computing net income per share, basic	41,262	41,030	40,562

Net income per share, diluted	$0.34	$0.12	$0.43

Shares used in computing net income per share, diluted	42,537	42,438	41,633

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$14,474	$5,231	$17,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,887	8,898	8,329
Stock-based compensation	11,417	9,436	8,160
Deferred income tax benefit (expense)	(592)	5,591	(15,496)
Excess income tax benefit from employee stock-based awards	(7,614)	-	-
Loss on disposal of assets	-	-	25
Other	232	709	1,665
Changes in operating assets and liabilities:
Accounts receivable, net	(899)	2,199	(10,827)
Inventories, net	4,783	(5,811)	(5,935)
Other assets	(1,279)	(332)	(699)
Accounts payable	(2,680)	(1,776)	3,672
Accrued liabilities	9,324	(506)	(765)
Deferred revenue	(763)	536	(55)

Net cash provided by operating activities	38,290	24,175	5,803

Cash flows from investing activities:
Purchases of available-for-sale securities	(47,743)	(29,673)	(62,764)
Maturities of available-for-sale securities	33,753	23,693	33,968
Maturities of held-to-maturity securities	-	-	42,501
Purchase of property and equipment	(9,554)	(11,102)	(10,369)
Business acquisition consideration, net of cash acquired	(33,914)	(5,012)	-
Increase in restricted cash	-	(1,000)	-
Purchase of cost method investment	(2,000)	(2,081)	-
Acquired technology rights	(1,857)	(1,825)	(29)

Net cash (used in) provided by investing activities	(61,315)	(27,000)	3,307

Cash flows from financing activities:
Proceeds from debt	-	-	453
Payments on debt	(885)	(895)	(440)
Proceeds from issuance of common stock	3,543	2,173	567
Payments for stock repurchases	(18,340)	-	-
Excess income tax benefit from employee stock-based awards	7,614	-	-

Net cash (used in) provided by financing activities	(8,068)	1,278	580

Effect of foreign currency exchange rate on cash	(112)	191	(466)
Change in cash and cash equivalents	(31,205)	(1,356)	9,224
Cash and cash equivalents, beginning of year	89,487	90,843	81,619

Cash and cash equivalents, end of year	$58,282	$89,487	$90,843

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Defict	Total Stockholder's Equity

Balance at December 31, 2008	40,334,082	$40	$279,255	$(47)	$(84,708)	$194,540
Exercise of stock options	71,602	1	566	-	-	567
Issuances of restricted stock, net of shares withheld for taxes	330,656	-	(2,371)	-	-	(2,371)
Stock compensation	-	-	8,160	-	-	8,160
Net income	-	-	-	-	17,729	17,729
Tax benefits associated with options	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	12	-	12
Other	-	-	-	63	-	63
Balance at December 31, 2009	40,736,340	$41	$285,648	$28	$(66,979)	$218,738
Exercise of stock options	220,878	-	2,173	-	-	2,173
Issuances of restricted stock, net of shares withheld for taxes	287,815	-	(1,835)	-	-	(1,835)
Stock compensation	-	-	9,436	-	-	9,436
Net income	-	-	-	-	5,231	5,231
Tax benefits associated with options	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,070	-	1,070
Other	-	-	-	52	-	52
Balance at December 31, 2010	41,245,033	$41	$295,422	$1,150	$(61,748)	$234,865
Exercise of stock options	304,125	1	3,543	-	-	3,544
Issuances of restricted stock, net of shares withheld for taxes	312,101	-	(2,486)	-	-	(2,486)
Stock compensation	-	-	11,417	-	-	11,417
Repurchase and retirement of common stock	(892,302)	(1)	(18,340)	-	-	(18,341)
Net income	-	-	-	-	14,474	14,474
Tax benefits associated with options	-	-	7,548	-	-	7,548
Foreign currency translation adjustment	-	-	-	(79)	-	(79)
Other	-	-	-	(87)	-	(87)
Balance at December 31, 2011	40,968,957	$41	$297,104	$984	$(47,274)	$250,855

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Luminex Corporation, the “Company” or “Luminex”, develops, manufactures and sells proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries.  The Company’s xMAP® technology, an open architecture, multiplexing technology, allows the Luminex systems to simultaneously perform up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, LEDs, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. The Company’s xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  In addition to our xMAP technology, our other offerings include our proprietary MultiCode® technology, used for real-time PCR and multiplexed PCR assays, as well as automation and robotics in the field of dry sample handling.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

The acquisition of EraGen Biosciences was completed on June 27, 2011; therefore the results of operations of EraGen in the Company’s consolidated financial statements only include EraGen’s results since that date.

The Company has reclassified certain 2010 amounts in the accompanying consolidated financial statements to conform to the 2011 presentation, including amounts previously classified as a component of selling, general and administrative expenses to research and development expenses to conform to the current period presentation. This reclassification was $3.4 million and $2.8 million for the years ended December 31, 2010 and 2009, respectively, and was not material to the Company’s consolidated financial statements.

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

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date.  The fair value of all securities is determined by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value.  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Fair Value of Financial Instruments

The fair values of financial instruments are determined by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, cost-method investments, long-term investments, accounts payable, accrued liabilities, and long-term debt.  Except for the fair value of the Company’s long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2011 and 2010. See Note 12 for further details concerning the fair value of the Company’s long-term debt.

Supplemental Cash Flow Statement Information

	Year Ended December 31,
	2011	2010	2009
Cash paid during the period for taxes	$1,520	$946	$834
Cash paid during the period for interest and penalties	176	228	295
Effect of acquisitions:
Fair value of tangible assets acquired	6,048	1,550	-
Liabilities assumed	(164)	(116)	-
Cost in excess of fair value of assets acquired	532	2,181	-
Acquired identifiable intangible assets	19,681	1,209	-
Deferred tax assets (liabilities), net	7,617	(136)	-
In-process research and development	286	583	-
	34,000	5,271	-
Less accrued contingent consideration	-	41	-
Less cash and cash equivalents acquired	86	218	-
Net cash paid for business acquisition	$33,914	$5,012	$-

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of short-term and long-term investments and trade receivables. The Company’s short-term investments consist of investments in high credit quality financial institutions, non-government sponsored debt securities and corporate issuers.

The Company provides credit, in the normal course of business, to a number of its customers geographically dispersed primarily throughout the U.S. The Company attempts to limit its credit risk by performing ongoing credit evaluations of its customers and maintaining adequate allowances for potential credit losses and does not require collateral.

One Lambda, Inc. accounted for 33%, 21% and 21% of the Company’s total TSP segment revenues in 2011, 2010 and 2009, respectively. Bio-Rad Laboratories, Inc. accounted for 14%, 17% and 16% of the Company’s total TSP segment revenues in 2011, 2010 and 2009, respectively.  Millipore Corporation accounted for 11%, 12% and less than 10% of our total TSP segment revenues in 2011, 2010, and 2009, respectively.  Laboratory Corporation of America Holdings, including acquired Genzyme Genetics for 2011 and 2010, accounted for 31%, 29%, and less than 10% of our total ARP segment revenues in 2011, 2010 and 2009, respectively.  Thermo Fisher Scientific Inc. accounted for 24%, 29% and 31% of the Company’s total ARP segment revenues in 2011, 2010 and 2009, respectively.  Abbott Laboratories accounted for 10%, 16% and 21% of the Company’s total ARP segment revenues in 2011, 2010 and 2009, respectively.  Genzyme Genetics, prior to being acquired by Laboratory Corporation of America Holdings in 2010, accounted for 15% of our total ARP segment revenues in 2009.  No other customer accounted for more than 10% of total segment revenues in 2011, 2010 or 2009.

Inventories

Inventories, consisting primarily of raw materials and purchased components, are stated at the lower of cost or market, with cost determined according to the standard cost method.  The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

Property and Equipment

Property and equipment are carried at cost less accumulated amounts for amortization and depreciation. Property and equipment are generally amortized or depreciated on a straight-line basis over the useful lives of the assets, which range from two to seven years. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvements and equipment.  The Company classifies the carrying value of Luminex xMAP Instruments placed within the reagent rental program and the instruments on loan to customers in property and equipment as "Assets on loan/rental".

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  In accordance with ASC 350 “Goodwill and Other” (ASC 350), goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise, on a reporting unit level.  All of our goodwill relates to one reporting unit, our ARP segment, for goodwill impairment testing  The Company has historically estimated the fair value of our ARP segment reporting unit using a discounted cash flow analysis (“step one” analysis) of the Company’s projected future results.  The step one analysis performed by management in the fourth quarter of 2010 indicated the fair value the ARP segment reporting unit was significantly higher than the carrying value. As discussed in Recent Accounting Pronouncements, we adopted new accounting pronouncements related to the Company’s goodwill impairment analysis.  The new accounting guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount (“step zero” analysis).  In fiscal 2011, management used this new guidance in the Company’s annual impairment analysis for goodwill because the cash flows for the ARP segment reporting unit exceeded the expectations we had as of our fourth quarter 2010 analysis.  No goodwill impairments were recorded in 2011 or 2010.

Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from 2 to 15 years.  As a result of the acquisition of EraGen in 2011, the Company acquired amortizable identifiable intangible assets consisting of developed technology of $11.3 million, customer lists and contracts of $6.7 million, licensing and other agreements of $1.0 million, trade name of $0.7 million and in process research and development of $0.3 million.  These will be amortized over their estimated lives of ten to twelve years for the developed technology; ten years for the customer lists and contracts; five years for the software related developed technology, eleven years for the licensing and other agreements; and one year for the trade name and non-compete agreements.

As a result of the acquisition of BSD in 2010, the Company acquired amortizable identifiable intangible assets consisting of developed technology of $825,000, in-process research and development of $583,000, customer relationships and contracts of $152,000, trade name of $193,000, and a non-compete agreement of $39,000. These will be amortized over their estimated lives of five years for the developed technology, four years for the customer relationships and contracts, two years for the trade name, and seven years for the non-compete agreement.

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

Revenue Recognition and Allowance for Doubtful Accounts

Revenue is generated primarily from the sale of the Company’s products and related services, which are primarily support and maintenance services on our systems.  The Company recognizes product revenue at the time the product is shipped provided there is persuasive evidence of an agreement, no right of return exists, the fee is fixed and determinable and collectability is probable.  There is no customer right of return in the Company’s sales agreements.  If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met.

The Company regularly enters into arrangements for system sales that are multiple-element arrangements, including services such as installation and training, and multiple products.   These products or services are generally delivered within a short time frame, approximately three to six months, of the agreement execution date and can also be performed by one of the Company’s third-party partners.  Based on the terms and conditions of the sale, management believes that these services can be accounted for separately from the delivered system as the delivered products have value to customers on a stand-alone basis.  Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.   Accordingly, the estimated selling price of services or products not yet performed or delivered at the time of system shipment are deferred and recognized as revenue as such services are performed.  The Company has generally been able to determine the selling price of each deliverable in a multiple e arrangement based on the price for such deliverable when it is sold separately.  If vendor specific objective evidence (VSOE) is not determinable and when third-party evidence is not available, management uses the estimate selling price of a deliverable which is determined based upon the Company’s pricing policies, expected margin of the deliverable, geographical location and information gathered from customer negotiations. Revenue from extended service agreements is deferred and recognized ratably over the term of the agreement.  Revenues from royalties related to agreements with strategic partners are recognized when such amounts are reported to the Company; therefore, the underlying end user sales may be related to prior periods.

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

Product-Related Expenses

The Company provides for the estimated cost of initial product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.  Shipping and handling costs associated with product sales are included in cost of sales. Advertising costs are charged to operations as incurred.  The Company does not have any direct-response advertising.   Advertising expenses, which include trade shows and conventions, were approximately $3.1 million, $2.8 million and $1.8 million for 2011, 2010 and 2009, respectively, and were included in selling, general and administrative expense in the Consolidated Statements of Operations.

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

NOTE 2 – BUSINESS COMBINATIONS

2011 Acquisition

On June 27, 2011, the Company completed its acquisition of 100% of the outstanding shares of EraGen Biosciences, Inc. (“EraGen”), a privately-held molecular diagnostic company in Madison, Wisconsin, which was founded in 1999, for the aggregate cash purchase price of $34.0 million.  This acquisition was undertaken to provide the Company access to a portfolio of molecular diagnostic assays based on a proprietary technology called MultiCode®.  EraGen is an innovator in molecular diagnostic testing technologies for infectious disease and genetic applications.

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

The acquisition of EraGen has been accounted for as a business combination in accordance with ASC 805 Business Combinations and, as such, the assets acquired and liabilities assumed have been recorded at their respective fair values. The determination of fair value for the identifiable tangible and intangible assets acquired and liabilities assumed requires extensive use of estimates and judgments. Significant estimates and assumptions include, but are not limited to estimating future cash flows and determining the appropriate discount rate.  The following table summarizes the estimated fair values of EraGen’s assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible assets assumed as of June 27, 2011	$5,884
Intangible assets subject to amortization	19,967
Deferred tax assets, net	7,617
Goodwill	532
Total purchase price	$34,000

The Company has finalized the purchase price allocation for the EraGen transaction.  If information later becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be recognized in the income statement.  Acquisition related costs of $2.1 million have been included in selling, general and administrative costs for 2011.  Acquired finished goods and work-in-process inventory was valued at its estimated selling price less the sum of costs of sales efforts and a reasonable profit allowance for the Company's selling effort and, with respect to work-in-process inventory, estimated costs to complete. This resulted in a fair value adjustment that increased finished goods inventory by approximately $3.3 million. As the Company sold the acquired inventory in 2011, its costs of sales reflected the increased valuation of the inventory, which reduced the Company's gross margins in 2011.  EraGen had revenue of $7.6 million and operating loss of $4.6 million from the date of acquisition to December 31, 2011, including the impact of the acquisition costs and the fair value adjustment to inventory above.

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

	Year Ended December 31,
	2011	2010
	(unaudited)
Revenue	$188,758	$153,322
Income from operations	16,799	5,575
Net income	8,685	1,817
Net income per share, basic	$0.21	$0.04
Shares used in computing net income per share, basic	41,262	41,030
Net income per share, diluted	$0.20	$0.04
Shares used in computing net income per share, diluted	42,537	42,438

2010 Acquisition

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

The acquisition also provided for contingent consideration made up of earn-out payments which the Company recognized at the acquisition date at its fair value of $41,000.  During the fourth quarter of 2011, the Company re-evaluated its assumptions and updated the revenue and probability assumptions for future earn-out periods and lowered its projections.  As a result of these adjustments, the Company recorded a reversal of expense of $41,000 in the fourth quarter of 2011 to record the contingent consideration liability at fair value of $0 as of December 31, 2011.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible assets assumed as of May 24, 2010	$1,298
Intangible assets subject to amortization	1,792
Goodwill	2,181
Total purchase price	$5,271

Restricted Cash

The Company had $1.0 million of restricted cash as of December 31, 2011 and 2010, representing funds placed in escrow in a Luminex account for the acquisition of BSD. The Company is holding these funds back from the cash consideration paid to the sellers of BSD for a term of two years. These funds will be available to compensate the Company for certain losses, damages and other costs as defined in the agreement related to the BSD acquisition. The Company has recorded a corresponding amount in other long-term liabilities.

NOTE 3 – INVESTMENTS

Available-for-sale securities consisted of the following as of December 31, 2011 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value

Current:
Money Market funds	$38,520	$-	$-	$38,520
Non-government sponsored debt securities	42,554	32	(12)	42,574
Total current securities	81,074	32	(12)	81,094

Noncurrent:
Non-government sponsored debt securities	6,129	22	-	6,151
Total noncurrent securities	6,129	22	-	6,151

Total available-for-sale securities	$87,203	$54	$(12)	$87,245

Available-for-sale securities consisted of the following as of December 31, 2010 (in thousands):
	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value

Current:
Money Market funds	$52,494	$-	$-	$52,494
Government sponsored debt securities	2,008	7	-	2,015
Non-government sponsored debt securities	51,315	81	(7)	51,389
Total current securities	105,817	88	(7)	105,898

Noncurrent:
Non-government sponsored debt securities	6,018	14	(11)	6,021
Total noncurrent securities	6,018	14	(11)	6,021

Total available-for-sale securities	$111,835	$102	$(18)	$111,919

      There were no proceeds from the sales of available-for-sale securities during the year ended December 31, 2011 or 2010.  Net unrealized holding gains and losses of $42,000, net of $19,000 of tax expense, on available-for-sale securities, have been included in accumulated other comprehensive gain (loss).

       The estimated fair value of available-for-sale debt securities at December 31, 2011, by contractual maturity, was as follows (in thousands):

Estimated Fair Value

Due in one year or less	$42,574
Due after one year through two years	6,151
$48,725

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

	2011	2010

Accounts receivable	$23,133	$21,234
Less: Allowance for doubtful accounts	(117)	(298)

	$23,016	$20,936

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2008	$272
Reductions charged to costs and expenses	-
Write-offs of uncollectible accounts	(7)
Increase in allowance charged to expense	258

Balance at December 31, 2009	$523
Reductions charged to costs and expenses	(174)
Write-offs of uncollectible accounts	(51)

Balance at December 31, 2010	$298
Reductions charged to costs and expenses	(168)
Write-offs of uncollectible accounts	(13)

Balance at December 31, 2011	$117

NOTE 5 - INVENTORY, NET

Inventory consisted of the following at December 31 (in thousands):

	2011	2010
Parts and supplies	$12,382	$13,400
Work-in-progress	6,829	6,301
Finished goods	5,368	5,231
	$24,579	$24,932

The Company has non-cancelable purchase commitments with certain of its component suppliers in the amount of approximately $11.3 million at December 31, 2011. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  In the third quarter of 2011, the Company determined that certain of its available for sale marketable securities should have been classified as Level 2. Prior to the quarterly period ending September 30, 2011, the Company classified all of its available-for-sale investment portfolio assets as Level 1 inputs. These changes in the disclosed classification had no effect on the reported fair values of these investments. Prior period amounts have been reclassified to be properly present the securities as Level 2.   Except as noted above, there were no transfers between Level 1, Level 2 or Level 3 measurements for the year ended December 31, 2011.

 The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$38,520	$-	$-	$38,520
Non-government sponsored debt securities	-	48,725	-	48,725
Cost-method equity investment	-	-	4,081	4,081

Liabilities:
Long-term debt	$-	$-	$3,232	$3,232
Contingent consideration	-	-	-	-

	Fair Value Measurements at December 31, 2010 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	52,494	-	-	52,494
Non-government sponsored debt securities	-	57,410	-	57,410
Government sponsored debt securities	-	2,015	-	2,015
Cost-method equity investment	-	-	2,081	2,081

Liabilities:
Long term debt	-	-	3,565	3,565
Contingent consideration	-	-	41	41

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2011	2010

Laboratory equipment	$19,343	$15,741
Leasehold improvements	15,822	12,830
Computer equipment	5,428	4,619
Purchased software	12,011	9,953
Furniture and fixtures	4,260	3,836
Assets on loan/rental	2,689	2,081
Capital lease equipment	116	116

	59,669	49,176
Less: Accumulated amortization and depreciation	(34,477)	(27,092)

	$25,192	$22,084

Depreciation expense was $7.8 million, $6.4 million, and $5.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

On June 27, 2011, the Company completed the acquisition of EraGen.  As a result, the Company recorded approximately $0.5 million of goodwill and approximately $20.0 million of other identifiable intangible assets.  In 2010, as a result of the acquisition of BSD, the Company recorded approximately $2.2 million of goodwill and $1.8 million of other identifiable intangible assets.   For impairment testing purposes, the Company has assigned all of the BSD and EraGen goodwill to the ARP segment.   This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	2011	2010
Balance at beginning of year	$42,250	$39,617
Acquisition of BSD	-	2,181
Acquisition of EraGen	532	-
Foreign currency translation adjustments	(19)	452
Balance at end of year	$42,763	$42,250

As a result of the acquisition of EraGen in 2011, the Company acquired amortizable identifiable intangible assets consisting of developed technology of $11.3 million, customer lists and contracts of $6.7 million, licensing and other agreements of $1.0 million, trade name of $0.7 million and in process research and development of $0.3 million.  These will be amortized over their estimated lives of ten to twelve years for the developed technology; ten years for the customer lists and contracts; five years for the software related developed technology; eleven years for the licensing and other agreements; and one year for the trade name and non-compete agreements.   Also, as a result of the acquisition of BSD in 2010, the Company acquired amortizable identifiable intangible assets consisting of developed technology of $825,000, in-process research and development of $583,000, customer relationships and contracts of $152,000, trade name of $193,000, and a non-compete agreement of $39,000.   These will be amortized over their estimated lives of five years for the developed technology, four years for the customer relationships and contracts, two years for the trade name, and seven years for the non-compete agreement.

During the third quarter of 2011, two of the in-process research and development projects from the EraGen acquisition were completed and transferred to developed technology.  The remaining in-process research and development projects are scheduled to be completed in 2012 and 2013.  The estimated costs to complete these projects are not material.

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2010
Balance at December 31, 2009	$17,400	$1,100	$-	$-	$18,500
Additions due to acquisition of BSD	825	152	232	583	1,792
Foreign currency translation adjustments	182	33	51	129	395
Balance at December 31, 2010	18,407	1,285	283	712	20,687
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2009	(5,355)	(207)	-	-	(5,562)
Amortization expense	(2,000)	(99)	(68)	-	(2,167)
Foreign currency translation adjustments	(7)	(2)	(5)	-	(14)
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	-	(7,743)
Net balance at December 31, 2010	$11,045	$977	$210	$712	$12,944

Weighted average life (in years)	9	15	4

2011
Balance at December 31, 2010	$18,407	$1,285	$283	$712	$20,687
Additions due to acquisition of EraGen	11,332	6,697	1,652	286	19,967
Completion of IP R&D projects	270	-	-	(270)	-
Write-off of IP R&D projects	-	-	-	(92)	(92)
Foreign currency translation adjustments	(9)	(1)	(2)	(5)	(17)
Balance at December 31, 2011	30,000	7,981	1,933	631	40,545
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	-	(7,743)
Amortization expense	(2,643)	(461)	(272)	-	(3,376)
Foreign currency translation adjustments	6	1	4	-	11
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	-	(11,108)
Net balance at December 31, 2011	$20,001	$7,213	$1,592	$631	$29,437

Weighted average life (in years)	10	11	9

The estimated aggregate amortization expense for the next five years and thereafter is as follows (in thousands):

2012	$4,236
2013	4,110
2014	4,082
2015	3,318
2016	3,107
Thereafter	9,953
28,806
IP R&D	631
$29,437

NOTE 9 – OTHER ASSETS

Other assets consisted of the following at December 31 (in thousands):

	2011	2010

Purchased technology rights (net of accumulated amortization of $1,262 and $1,007 in 2011 and 2010, respectively)	$3,513	$2,350
Cost-method investment	4,081	2,081
Other	146	333

	7,740	4,764
Less: Current portion	(430)	(334)

	$7,310	$4,430

For the years ended December 31, 2011 and 2010, the Company recognized amortization expense related to the amortization of these acquired technology rights of approximately $693,000 and $393,000, respectively.  Estimated future amortization expense will be $1,021,000 in 2012, $947,000 in 2013, $667,000 in 2014, $385,000 in 2015, $213,000 in 2016 and $280,000 thereafter.

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2008	479
Warranty expenses	(1,003)
Accrual for warranty costs	1,105
Accrued warranty costs at December 31, 2009	581
Warranty expenses	(980)
Accrual for warranty costs	876
Accrued warranty costs at December 31, 2010	477
Warranty expenses	(1,131)
Accrual for warranty costs	1,335
Accrued warranty costs at December 31, 2011	$681

NOTE 11 - INCOME TAXES

 The components of income before income taxes for the years ended December 31 are as follows (in thousands):

	2011	2010	2009

Domestic	$26,373	$16,625	$8,236
Foreign	(2,444)	(5,274)	(4,949)
Total	$23,929	$11,351	$3,287

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2011	2010	2009
Current:
Federal	$8,630	$7,498	$194
Foreign	494	(391)	(41)
State	1,420	962	295
Total current	$10,544	$8,069	$448

Deferred:
Federal	(604)	(1,738)	(13,263)
Foreign	(207)	(210)	-
State	(278)	(1)	(1,627)
Total deferred	(1,089)	(1,949)	(14,890)

Total provision (benefit) for income taxes	$9,455	$6,120	$(14,442)

The provision (benefit) for income taxes differs from amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended December 31,
	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.7%	5.5%	5.7%
Permanent items	5.3%	11.5%	25.5%
Effect of foreign operations	(0.4)%	0.8%	0.2%
Research and incentive tax credit generated	(2.5)%	(37.2)%	(48.4)%
Valuation allowance	(1.3)%	39.8%	(451.2)%
Income tax reserves	0.5%	(1.5)%	(0.0)%
Other	0.2%	(0.0)%	(6.0)%
	39.5%	53.9%	(439.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2011	2010	2009
Deferred tax assets:
Current deferred tax assets
Accrued liabilities and other	$6,830	$4,302	$2,323
Gross current deferred tax assets	6,830	4,302	2,323
Valuation allowance	(839)	(77)	(801)
Net current deferred tax assets	5,991	4,225	1,522
Noncurrent deferred tax assets
Net operating loss and credit carryforwards	48,633	30,312	53,528
Deferred revenue	2,867	3,323	2,906
Depreciation and amortization	7,568	7,382	3,099
Stock compensation	5,904	4,527	1,922
Gross noncurrent deferred tax assets	64,972	45,544	61,455
Valuation allowance	(39,229)	(34,756)	(42,575)
Net noncurrent deferred tax assets	$25,743	$10,788	$18,880

Deferred tax liabilities:
Current deferred tax liabilities
Accrued liabilities and other	$-	$-	$(482)
Total current deferred tax liabilities	-	-	(482)
Net current deferred tax asset	5,991	4,225	1,040
Noncurrent deferred tax liabilities
Depreciation and amortization	(9,352)	(883)	-
Stock compensation	(92)	(61)	-
Acquired intangibles	(3,482)	(3,481)	(4,148)
Total noncurrent deferred tax liabilities	(12,926)	(4,425)	(4,148)
Net noncurrent deferred tax asset	12,817	6,363	14,732
Net deferred tax assets	$18,808	$10,588	$15,772

The valuation allowance increased by approximately $5.2 million in fiscal year 2011 and decreased by approximately $8.5 million in fiscal year 2010.  During fiscal year 2011, the Company recorded an increased amount of valuation allowance of approximately $0.7 million in the United States related to the provision for stock compensation which is reflected as an increase in the income tax expense in the effective tax rate.  Also, the Company recorded an increased amount of valuation allowance of approximately $0.1 million in Australia related to an acquired intangible asset which is reflected as an increase in the income tax expense in the effective tax rate.  The Company also recorded an increase to the valuation allowance related to the Canadian subsidiary of approximately $4.4 million in fiscal year 2011, of which $0.4 million was reflected as a decrease to income tax expense in the effective tax rate and $4.8 million related to balance sheet only adjustments.  During fiscal year 2010, the Company removed net operating losses attributable to excess employee stock option deductions from deferred tax assets along with the related valuation allowance.  This reduced the valuation allowance by approximately $17.9 million. In 2010 the Company also recorded an additional amount of valuation allowance related to the provision for the Canadian subsidiary of approximately $9.4 million.  At December 31, 2011, we had federal net operating loss carryforwards of approximately $56.5 million of which approximately $20.4 million is attributable to excess employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized.  The remaining federal net operating losses of approximately $36.1 million were acquired as part of the acquisition of Eragen in the current year and are subject to annual limitations due to the "change of ownership" provisions of the Internal Revenue Code of 1986.  The federal net operating losses begin expiring in 2022.  The Company also has federal research and development credit carryforwards of approximately $4.1 million, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized.  The Company also has alternative minimum tax credits of approximately $1.4 million which have an indefinite carryforward period.  We have net operating losses in various states that total approximately $44.8 million, of which approximately $36.6 million were acquired as part of the acquisition of Eragen in the current year. The state net operating loss carryforwards expire in fiscal years 2021 through 2031. In addition, the Company has Canadian non-capital income tax loss carryforwards of $19.2 million, a scientific research and experimental development pool in Canada of $45.2 million, and investment tax credits in Canada of $10 million that will begin to expire in 2014 if not utilized prior to that time.  The Company has Australian net operating loss carryforwards of approximately $1.9 million that have an indefinite carryforward period.  Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986.  The annual limitation may result in the expiration of net operating losses and research and development credits before utilization.

Undistributed earnings of our foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  The cumulative amount of undistributed earnings of our non-US subsidiaries was approximately $2.1 million at December 31, 2011, $1.6 million at December 31, 2010, and $0.9 million at December 31, 2009.  The ultimate tax liability related to repatriation of our undistributed earnings is not estimable at the present time.

On January 1, 2007, the Company adopted the provisions of ASC 740-10 (previously FIN No. 48). There were no liabilities, interest or penalties recorded for uncertain tax positions as a result of the adoption.  Under ASC 740-10, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, under ASC 740-10, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions.

As of December 31, 2011 and December 31, 2010, the Company had recorded gross unrecognized tax benefits of approximately $1.4 million and $1.3 million, respectively.  All of the unrecognized tax benefits as of December 31, 2011, if recognized, would impact the effective tax rate.  The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense.  During the years ended December 31, 2011 and 2010, the Company recognized approximately ($1,000) and $9,000 in tax related interest and penalties, respectively.  Reserves for interest and penalties as of December 31, 2011 and 2010 are not significant as the Company has net operating loss carryovers.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2009	$833
Additions based on tax positions related to the current year	158
Additions for tax positions of prior years	260
Reductions for tax positions of prior years	-
Settlements	-
Lapse of statute of limitations	-
Cumulative translation adjustment	-

Balance at December 31, 2010	$1,251
Additions based on tax positions related to the current year	119
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Lapse of statute of limitations	-
Cumulative translation adjustment	-

Balance at December 31, 2011	$1,370

As of December 31, 2011, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations.  In the United States, the statute of limitations with respect to the federal income tax returns for tax years after 2007  are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2008 tax year and make adjustments to these net operating loss carryforwards.  In Canada, the statute of limitations with respect to the federal income tax returns for years after 2004 are open for audit.  There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. We are currently under audit in the United States for our 2009 tax year.  Although we do not expect a material adjustment, the outcome of the audit is not known at this time.  We are not under audit in any other major taxing jurisdictions at this time.

NOTE 12 - LONG-TERM DEBT

On December 31, 2011, long-term debt consisted of a loan payable to Technology Partnership Canada (TPC) valued at $2.6 million and the related short term interest payable of $999,000.

On December 12, 2003, LMD entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to $7.3 million (Cdn) relating to the development of several genetic tests.  This agreement was amended in March 2009.  Funds were advanced from TPC, a special operating program.  The actual payments received by the Company were predicated on eligible expenditures made during the amended project period which ended July 31, 2008.  As of December 31, 2011, the Company had received $4.8 million from TPC ($4.9 million (Cdn)) which is expected to be repaid along with approximately $1.6 million of imputed interest for a total of approximately $6.5 million ($6.5 million (Cdn)).  Approximately $2.5 million ($2.6 million (Cdn)) of the interest and advances has been repaid as of December 31, 2011.

LMD agreed to repay the TPC funding through a royalty on revenues.  This liability was assumed by the Company as part of the acquisition and the liability was recorded at fair value as of the date of acquisition.  This liability is subject to adjustments for foreign currency translation effects as it is a foreign currency denominated balance.  Royalty payments commenced in 2007 at a rate of 1% of total LMD revenue and at a rate of 2.5% for 2008 and thereafter.  Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier.  The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date.  Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table below, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” Furthermore, payments reflected in U.S. Dollars are subject to adjustment based upon applicable exchange rates as of the reporting date.

Estimated repayments on the debt for the next five years and thereafter are as follows (in thousands):

2012	$999
2013	1,359
2014	1,490
2015	-
2016	-
Thereafter	-
$3,848
Less: Amount representing implied interest	(142)
Total principal repayments	$3,706
Discount	(134)
Total long-term debt	$3,572
Less: Current portion of long-term debt	(999)
$2,573

In 2011 and 2010, the Company had imputed interest expense related to its long-term debt of $125,000 and $161,000, respectively, recorded in the ARP segment.  The effective interest rate was 3.96% and 3.91% as of December 31, 2011 and 2010, respectively.  At December 31, 2011 and 2010, the fair value of the Company’s long-term debt was approximately $3.2 million and $3.6 million, respectively.  The Company’s long-term debt is classified as a Level 3 instrument and the Company has used a discounted cash flow (DCF) model to determine the estimated fair value as of December 31, 2011 and 2010.  The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the TPC debt.  In making these assumptions, the Company considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

NOTE 13 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income	$14,474	$5,231	$17,729

Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	41,262	41,030	40,562
Effect of dilutive securities:
Stock options and awards	1,275	1,408	1,071

Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,537	42,438	41,633

Basic net income per share	$0.35	$0.13	$0.44
Diluted net income per share	$0.34	$0.12	$0.43

Restricted stock awards (RSAs) and stock options to acquire 141,000, 836,000, and 690,000 shares for the years ended December 31, 2011, 2010 and 2009, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

NOTE 14 - STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/ LOSS

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders.  At December 31, 2011 and 2010, there was no preferred stock issued and outstanding.

Warrants

As of December 31, 2011, there were no warrants outstanding for the purchase of shares of Luminex common stock.

Comprehensive Income/Loss

The Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation and unrealized gains and losses on available-for-sale securities.  Comprehensive income for the year ended December 31, 2011 was approximately $14.3 million and comprehensive income for the year ended December 31, 2010 was approximately $6.4 million.

NOTE 15 - EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock-Based Compensation

At December 31, 2011, the Company has two stock-based employee compensation plans pursuant to which grants may be made: the 2006 Management Stock Purchase Plan (the “MSPP”) which was approved at the Company’s Annual Meeting on May 25, 2006 and the Amended and Restated 2006 Equity Incentive Plan (the “Equity Incentive Plan”) which was approved at the Company’s Annual Meeting on May 25, 2006 and amended at the Company’s Annual Meeting on May 21, 2009.  No further grants shall be made pursuant to the 2000 Long-Term Incentive Plan (the “2000 Plan”) or the 2001 Broad-Based Stock Option Plan (the “2001 Plan”).

Equity Incentive Plans

Under the Company’s Equity Incentive Plan, 2000 Plan, and the 2001 Plan, certain employees, consultants and non-employee directors have been granted RSAs, restricted share units (RSUs) and options to purchase shares of common stock.  The options, RSAs, and RSUs generally vest in installments over a four to five year period, and the options expire either five or ten years after the date of grant.  Under the Equity Incentive Plan, certain employees, directors of, and consultants to the Company are eligible to be granted RSAs, RSUs, and options to purchase common stock.  The MSPP provides for the granting of rights to defer an elected percentage of their bonus compensation through the purchase of restricted shares of the Company’s common stock, discounted by 20%, to certain officers of the Company.  As of December 31, 2011, there were approximately 1.1 million shares authorized for future issuance under the Company’s Equity Incentive Plan and 500,000 shares eligible for purchase, pursuant to the terms and conditions thereof, under the MSPP.

 The Equity Incentive Plan, the MSPP, the 2000 Plan and the 2001 Plan are administered by the Compensation Committee of the Board of Directors.  The Compensation Committee has the authority to determine the terms and conditions under which awards will be granted from the Equity Incentive Plan, including the number of shares, vesting schedule and term, as applicable. Any option award exercise prices, as set forth in the Equity Incentive Plan, will be equal to the fair market value on the date of grant.  Under certain circumstances, the Company may repurchase previously granted RSAs and RSUs.

On December 4, 2008, March 11, 2009, March 9, 2010 and March 25, 2011 the Board adopted the Luminex Corporation 2008 Long Term Incentive Plan (the “2008 LTIP”), the Luminex Corporation 2009 Long Term Incentive Plan (the “2009 LTIP”), the Luminex Corporation 2010 Long Term Incentive Plan (the “2010 LTIP”) and the Luminex Corporation 2011 Long Term Incentive Plan (the “2011 LTIP”), respectively.  Awards under all of the LTIP plans were granted by the Board in the form of RSUs and are to be treated as Performance Awards under the Equity Incentive Plan.  Grants of RSUs under the LTIP plans shall initially be unvested and represent the maximum amount of shares that participants may receive under the plan, assuming achievement of the maximum level of performance goals established for the grant, and subject to adjustment for certain transactions and other extraordinary or non-recurring events that may affect Luminex or its financial performance.

On December 4, 2008, the Company’s Chief Executive Officer was granted an unvested RSU under the 2008 LTIP for 102,564 shares of Luminex Common Stock, and the Company’s then Chief Operating Officer was granted an unvested RSU under the 2008 LTIP for 76,923 shares of Luminex Common Stock. Partial or complete vesting of the RSUs shall be dependent upon the continued employment and the achievement of certain performance goals during the performance period extending from the date of grant through December 31, 2011.  The Company’s former Chief Operating Officer forfeited his entire grant upon his resignation on February 1, 2009.  No shares were earned under the trading price goal under the 2008 LTIP.  The Chief Executive Officer earned 21,029 shares under the operating cash flow goal of the 2008 LTIP.

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

The 2009 LTIP performance goals are as described below:

•
Partial or complete achievement of the trading price goal is dependent upon the average closing price of Luminex’s Common Stock for the twenty consecutive trading days ending December 31, 2011, inclusive, subject to certain adjustments as described in the 2009 LTIP. There is a range of trading price targets as follows: a minimum threshold of $32.38 per share, a target of $36.79 per share, and a maximum goal of $58.42 per share.  No shares were earned for this goal under the 2009 LTIP.

•
Partial or complete achievement of the operating cash flow goal is dependent upon the average quarterly “total operating cash flows” per diluted share for the four quarters ended December 31, 2011, as further described in the 2009 LTIP. “Total operating cash flows” means Luminex’s GAAP net cash provided by operating activities as shown on its financial statements for the 12 month period ended December 31, 2011, as further described in the 2009 LTIP. There is a range of targets as follows: a minimum threshold of $0.134 per share, a target of $0.152 per share, and a maximum goal of $0.241 per share.  The final determination of the shares earned for this goal was made by the compensation committee of the Board of Directors on February 8, 2012 resulting in the Chief Executive Officer earning 70,198 shares and the Chief Financial Officer earning 26,324 shares.

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

On March 25, 2011, the Company’s Chief Executive Officer was granted an award for an unvested RSU under the 2011 LTIP for $2,200,000 worth of shares of Luminex Common Stock, and the Company’s Chief Financial Officer was granted an award for an unvested RSU under the 2011 LTIP for $825,000 worth of shares of Luminex Common Stock.  The actual maximum number of shares of 119,304 shares and 44,740 shares for the CEO and CFO, respectively, was determined on March 25, 2011, based upon the closing price of the stock on that date.  Performance goals under the grants are based on the following components, with the following weights given to each: 50% on the trading price of Luminex Common Stock at the end of the performance period and 50% on Luminex’s total income from operations per diluted share at the end of the performance period.

The 2011 LTIP performance goals are as described below:

•
Partial or complete achievement of the trading price goal is dependent upon the average closing price of Luminex’s Common Stock for the twenty consecutive trading days ending December 31, 2013, inclusive, subject to certain adjustments as described in the 2011 LTIP. There is a range of trading price targets as follows: a minimum threshold of $28.50 per share, a target of $32.38 per share, and a maximum goal of $51.42 per share.

•
Partial or complete achievement of the income from operations goal is dependent upon the total income from operations per diluted share for the year ended December 31, 2013, as further described in the 2011 LTIP. Total income from operations means Luminex’s income from operations as reflected on the Company’s Consolidated Statement of Operations for the year ended December 31, 2013, as further described in the 2011 LTIP. There is a range of targets as follows: a minimum threshold of $0.73 per share, a target of $0.81 per share, and a maximum goal of $1.19 per share.

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

	2011	2010	2009

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.5	0.5	0.6
Risk-free rate of return	2.3%	2.6%	2.0%
Expected life	7 yrs	7 yrs	7 yrs
Weighted average fair value at grant date	$7.67	$7.62	$8.63

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

The Company’s stock option activity for the years ended December 31, 2009, 2010 and 2011 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	2,771	$11.96
Granted	167	16.31
Exercised	(72)	7.90
Cancelled or expired	(70)	17.80
Outstanding at December 31, 2009	2,796	$12.18
Granted	128	16.55
Exercised	(242)	10.54
Cancelled or expired	(315)	25.41
Outstanding at December 31, 2010	2,367	$10.82
Granted	84	18.26
Exercised	(304)	11.65
Cancelled or expired	(127)	23.74
Outstanding at December 31, 2011	2,020	$10.19	3.27	$22,301

Vested at December 31, 2011 and expected to vest	2,018	$10.18	3.26	$22,296

Exercisable at December 31, 2011	1,783	$9.26	2.60	$21,345

During the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of stock options exercised was $0.0 million, $1.0 million and $0.6 million, respectively, and the total fair value of stock options that vested was $1.9 million, $1.7 million and $1.0 million, respectively.  The Company had $1.4 million of total unrecognized compensation costs related to stock options at December 31, 2011 that are expected to be recognized over a weighted-average period of 1.5 years.

The Company’s restricted share activity for the years ended December 31, 2010 and 2011 is as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2009	1,101	$15.90
Granted	419	16.57
Vested	(361)	15.12
Cancelled or expired	(66)	16.06
Non-vested at December 31, 2010	1,093	$16.41
Granted	239	18.73
Vested	(362)	16.11
Cancelled or expired	(67)	16.57
Non-vested at December 31, 2011	903	$17.13

Restricted Stock Units	Shares (in thousands)
Non-vested at December 31, 2009	545
Granted	340
Vested	(36)
Cancelled or expired	(81)
Non-vested at December 31, 2010	768
Granted	269
Vested	(58)
Cancelled or expired	(152)
Non-vested at December 31, 2011	827

As of December 31, 2011, there was $18.8 million of unrecognized compensation cost related to RSAs and RSUs.  That cost is expected to be recognized over a weighted average-period of 2.6 years.  The total fair value of restricted shares vested during the year ended December 31, 2011, 2010 and 2009 was $7.3 million, $6.1 million, and $7.1 million, respectively.

RSAs and RSUs may be granted at the discretion of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2011, the Company awarded 238,812 shares of restricted stock awards, which had a fair value at the date of grant ranging from $18.26–$21.00. During the year ended December 31, 2010, the Company awarded 419,449 shares of restricted stock awards, which had a fair value at the date of grant ranging from $15.09–$17.36. During the year ended December 31, 2009, the Company awarded 485,048 shares of restricted stock awards, which had a fair value at the date of grant ranging from $14.30–$21.42.  During the year ended December 31, 2011, the Company awarded 268,882 shares of restricted stock units, which had a fair value at the date of grant ranging from $18.26–$20.92.  During the year ended December 31, 2010, the Company awarded 340,474 shares of restricted stock units, which had a fair value at the date of grant ranging from $15.09–$17.36.  During the year ended December 31, 2009, the Company awarded 354,157 shares of restricted stock units, which had a fair value at the date of grant ranging from $15.51–$18.48. Compensation under these restricted stock awards and units was charged to expense over the restriction period and amounted to $10.2 million, $8.5 million, and $7.4 million in 2011, 2010 and 2009, respectively.

There were no significant stock compensation costs capitalized into assets as of December 31, 2011, 2010 or 2009.

The Company received $3.5 million, $2.2 million, and $0.6 million for the exercise of stock options during the years ended December 31, 2011, 2010 and 2009, respectively.  Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan, 2000 Plan and 2001 Plan from reserves upon the exercise of stock options and vesting of RSAs.

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of income (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$917	$927	$710
Research and development	2,126	1,641	1,368
Selling, general and administrative	8,374	6,868	6,082

Stock-based compensation costs reflected in net income	$11,417	$9,436	$8,160

Reserved Shares of Common Stock

At December 31, 2011 and 2010, the Company had reserved 4,575,403 and 5,300,130 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, RSUs, purchase of common stock pursuant to the MSPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summarizes the reserved shares by plan as of December 31, 2011:

	Options / Warrants Outstanding	Shares Available for Future Issuance	Total Shares Reserved
2000 Plan	848,500	-	848,500
2001 Plan	173,310	-	173,310
2006 Equity Incentive Plan	1,498,324	1,055,269	2,553,593
2006 Management Stock Purchase Plan	-	500,000	500,000
Balthrop Option	500,000	-	500,000
	3,020,134	1,555,269	4,575,403

Employee Savings Plans and Other Benefit Plans

    Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code for the Company’s employees in the United States. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2011, 2010, and 2009, each employee could contribute a percentage of compensation up to a maximum of $16,500, $16,500, and $16,500 per year, respectively, with the Company matching 50% of each employee’s contributions.  Effective January 1, 2010, the Company began contributing to a deferred profit sharing plan for our Canadian employees.  All Canadian employees are eligible to participate in the plan.  The Company’s contributions to these plans for 2011, 2010 and 2009 were $1.6 million, $1.3 million, and $767,000, respectively.

    Several of the Company’s Netherlands employees are covered by a defined benefit plan.  The cost and total liability to the Company is not significant.  Effective January 1, 2011, all of the Company’s new hires in the Netherlands are eligible to participate in a defined contribution plan.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company has operating leases related primarily to its office and manufacturing facilities with original lease periods of up to 10 years. Rental and lease expense for these operating leases for the years 2011, 2010 and 2009 totaled approximately $3.6 million, $3.0 million, and $2.6 million, respectively.

Minimum annual lease commitments as of December 31, 2011 under non-cancelable leases for each of the next five years and in the aggregate were as follows (in thousands):

2012	$3,335
2013	3,099
2014	2,198
2015	614
2016	-
Thereafter	-
Total	$9,246

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

Non-Cancelable Purchase Commitments

As of December 31, 2011 the Company had approximately $11.3 million in purchase commitments with several of its inventory suppliers. These commitments require delivery of minimum amounts of components throughout 2017.

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

On January 16, 2008, Luminex Corporation and LMD were served with a complaint, filed by The Research Foundation of the State University of New York (SUNY) in Federal District Court for the Northern District of New York, alleging, among other claims, that LMD breached its license agreement with SUNY by failing to pay royalties allegedly owed under the agreement. The complaint sought an undetermined amount of damages as well as injunctive relief.  On March 27, 2009, Luminex and LMD settled the pending litigation with SUNY.  As part of the settlement, SUNY received a one-time cash payment of approximately $4.4 million, which represents all amounts owed by Luminex as part of the settlement.  The cash payment was made by Luminex in exchange for resolution of the dispute between the companies and a complete release of all claims by SUNY against Luminex and correspondingly a complete release of all claims by Luminex against SUNY.  All other terms of the agreement are confidential. The parties have formally dismissed the lawsuit, as required by the applicable settlement agreement.

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

Intersegment sales are recorded at fixed prices which approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings.   Intersegment sales of approximately $8.8 million, $6.5 million, and $14.0 million for the years ended December 31, 2011, 2010, and 2009 have been eliminated upon consolidation, respectively.

Following is selected information for the years ended December 31, 2011 and 2010 or as of December 31, 2011 and 2010 (in thousands):

	2011			2010
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated

Revenues from external customers	$127,779	$56,560	$184,339	$105,586	$35,971	$141,557

Depreciation and amortization	6,070	5,817	11,887	5,061	3,837	8,898

Operating profit (loss)	29,895	(6,052)	23,843	15,977	(4,726)	11,251

Segment assets	160,251	122,396	282,647	182,560	83,250	265,810

The table below provides information regarding long-term assets and product revenues from the Company’s sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	Sales to Customers			Long-Term Assets
	2011	2010	2009	2011		2010		2009

Domestic	$152,480	$117,947	$97,842	$66,094		$34,320		$50,045
Foreign:
Europe	16,029	13,708	11,398	978		1,086		1,078
Asia	9,481	4,817	4,337	280		451		264
Canada	2,892	2,476	4,608	52,028	[1]	53,303	[1]	54,446	[1]
Australia	1,344	982	797	4,252	[2]	4,871	[2]	-
Other	2,113	1,627	1,661	38		61		24
	$184,339	$141,557	$120,643	$123,670		$94,092		$105,857

[1] $39,617 of the long-term assets in Canada represents goodwill from the acquisition of LMD.
[2] $2,615 of the long-term assets in Australia represent goodwill from the acquisition of BSD.

Our aggregate foreign currency transaction losses of $108,000 and $393,000 were included in determining our consolidated results for the years ended December 31, 2011 and 2010, respectively.

NOTE 19 - RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB updated its revenue recognition guidance, amending the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of the amended revenue recognition rules did not change the units of accounting for the Company’s revenue transactions. It also did not significantly change how the arrangement consideration is allocated to the various units of accounting or the timing of revenue. The impact on the Company’s financial position and results of operations was not material.

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income.  The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively.  The Company is in the process of evaluating the disclosure impact of this guidance.

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

SELECTED QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Revenue	$43,275	$47,638	$45,557	$47,869
Gross profit	30,728	33,826	28,417	32,519
Income from operations	8,294	8,797	2,820	3,932
Net income	4,461	4,643	1,928	3,442
Basic income per share	0.11	0.11	0.05	0.08
Diluted income per share	0.11	0.11	0.05	0.08

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Revenue	$33,252	$33,242	$33,873	$41,190
Gross profit	22,776	23,160	21,862	28,579
Income from operations	3,748	2,265	155	5,083
Net income (loss)	1,875	884	(727)	3,199
Basic income (loss) per share	0.05	0.02	(0.02)	0.08
Diluted income (loss) per share	0.05	0.02	(0.02)	0.07

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of EraGen Biosciences, Inc., which is included in the 2011 consolidated financial statements of Luminex Corporation and constituted 12% of total assets as of December 31, 2011 and 4% of revenues for the year then ended.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on their assessment of the effectiveness of our internal control over financial reporting, which is provided at Item 8, page 58.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal 1 - Election of Class I Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2012 annual meeting of stockholders to be held on or about May 17, 2012 (Proxy Statement). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 2, 2012.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” as of February 23, 2012 in Item 4 of this Annual Report on Form 10-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, certain information with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	2,346,824	$6.07	1,555,269

Equity compensation plans not approved by security holders (1)	673,310	$9.40	-

Total	3,020,134		1,555,269

(1)
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements:

The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

(3)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed September 16, 2008)

10.1#	2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.2#
Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.3#	2001 Broad-Based Stock Option Plan of the Company (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.4#	Form of Option Grant Certificate for the 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.5#
Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed September 16, 2008).

10.6#
Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.7#
First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation as Tenant, dated July 25, 2002. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.8#
Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and Luminex Corporation, as Tenant, dated January 27, 2003 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10. 9#
Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.10#
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

10.12#
Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 25, 2005).

10.13#	2011 Executive Compensation Summary (Previously filed in the Company’s Current Report on Form 8-K/A filed March 31, 2011).

10.14#
Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.15#
Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 18, 2004).

10.16#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.17#	Luminex Corporation Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 21, 2009).

10.18#	Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 21, 2009).

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

10.23#	Luminex Corporation 2006 Management Stock Purchase Plan (Previously filed as Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006).

10.24#
Employment Agreement effective as of March 1, 2007, by and between Luminex Corporation, Tm Bioscience and Jeremy Bridge-Cook (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.25#
Amendment to Restricted Stock Agreement, dated as of March 25, 2007, by and between Luminex Corporation and Patrick J. Balthrop, Sr. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.26#
Amendment to Luminex Corporation Amended and Restated 2000 Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.27#
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

10.29#	Luminex Corporation 2008 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed December 9, 2008).

10.30#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2008 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed December 9, 2008).

10.31#
Employment Agreement, dated as of July 1, 2009, by and between Luminex Corporation and Michael F. Pintek (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.32#	Luminex Corporation 2009 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 17, 2009).

10.33#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2009 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 17, 2009).

10.34#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 25, 2006).

10.35#	Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 25, 2006).

10.36#	Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 25, 2006).

10.37#	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.38#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.39#	Luminex Corporation 2010 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K/A, filed March 16, 2010).

10.40#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2010 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 15, 2010).

10.41#	Management Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 15, 2010).

10.42#	Luminex Corporation 2011 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 31, 2011).

10.43#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2011 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 31, 2011).

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
32.2 101

Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from Luminex Corporation’s Quarterly Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION

By:   /s/ Patrick J. Balthrop
Patrick J. Balthrop
President and Chief Executive Officer
Date: February 28, 2012

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

S-1

SIGNATURES	TITLE	DATE

/s/ Patrick J. Balthrop	President and Chief Executive Officer, Director	February 28, 2012
Patrick J. Balthrop

/s/ Harriss T. Currie	Chief Financial Officer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 28, 2012
Harriss T. Currie

/s/ Robert J. Cresci	Director	February 28, 2012
Robert J. Cresci

/s/ Thomas W. Erickson	Director	February 28, 2012
Thomas W. Erickson

/s/ Fred C. Goad, Jr.	Director	February 28, 2012
Fred C. Goad, Jr.

/s/ Jay B. Johnston	Director	February 28, 2012
Jay B. Johnston

/s/ Jim D. Kever	Director	February 28, 2012
Jim D. Kever

/s/ G. Walter Loewenbaum II	Chairman of the Board of Directors,	February 28, 2012
G. Walter Loewenbaum II	Director

/s/ Kevin M. McNamara	Director	February 28, 2012
Kevin M. McNamara

/s/ Edward A. Ogunro	Director	February 28, 2012
Edward A. Ogunro

/s/ Gerard Vaillant	Director	February 28, 2012
Gerard Vaillant

S-2