Form 10-Q
period 2012-03-31
LUMINEX CORP
filed 2012-05-01
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 41,693,033 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on April 27, 2012.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	1

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

SIGNATURES AND EXHIBITS	25

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,830	$58,282
Restricted cash	1,007	1,006
Short-term investments	41,096	42,574
Accounts receivable, net	27,031	23,016
Inventories, net	24,463	24,579
Deferred income taxes	4,810	5,991
Prepaids and other	3,639	3,529

Total current assets	153,876	158,977

Property and equipment, net	24,655	25,192
Intangible assets, net	28,380	29,437
Deferred income taxes	13,459	12,817
Long-term investments	8,088	6,151
Goodwill	42,834	42,763
Other	7,040	7,310

Total assets	$278,332	$282,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,435	$5,941
Accrued liabilities	7,160	11,047
Deferred revenue	4,141	4,057
Current portion of long-term debt	1,292	999

Total current liabilities	18,028	22,044

Long-term debt	2,419	2,573
Deferred revenue	3,395	3,344
Other	3,718	3,831

Total liabilities	27,560	31,792

Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 40,997,345 shares at March 31, 2012; 40,968,957 shares at December 31, 2011	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	293,314	297,104
Accumulated other comprehensive income	1,164	984
Accumulated deficit	(43,747)	(47,274)

Total stockholders' equity	250,772	250,855

Total liabilities and stockholders' equity	$278,332	$282,647

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
	(unaudited)

Revenue	$48,727	$43,275
Cost of revenue	14,967	12,547

Gross profit	33,760	30,728

Operating expenses:
Research and development	9,440	7,570
Selling, general and administrative	17,612	14,281
Amortization of acquired intangible assets	1,100	583

Total operating expenses	28,152	22,434

Income from operations	5,608	8,294
Interest expense from long-term debt	(59)	(83)
Other income, net	57	107

Income before income taxes	5,606	8,318
Income taxes	(2,079)	(3,857)

Net income	$3,527	$4,461

Other comprehensive income:
Foreign currency translation adjustments	198	140
Unrealized losses on available-for-sale securities, net of tax of $4 - 2012; $52 - 2011	(18)	(79)

Other comprehensive income	180	61

Comprehensive income	$3,707	$4,522

Net income per share, basic	$0.09	$0.11

Shares used in computing net income per share, basic	40,919	41,239

Net income per share, diluted	$0.08	$0.11

Shares used in computing net income per share, diluted	42,805	42,305

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$3,527	$4,461
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,522	2,516
Stock-based compensation	2,643	2,547
Deferred income tax benefit	553	1,325
Excess income tax benefit from employee stock-based awards	(297)	(2,204)
Other	232	71
Changes in operating assets and liabilities:
Accounts receivable, net	(4,013)	6,588
Inventories, net	133	(586)
Other assets	40	(1,022)
Accounts payable	(486)	(2,744)
Accrued liabilities	(6,026)	(1,786)
Deferred revenue	143	(143)

Net cash (used in) provided by operating activities	(29)	9,023

Cash flows from investing activities:
Purchases of available-for-sale securities	(8,999)	(7,046)
Maturities of available-for-sale securities	8,515	6,921
Purchase of property and equipment	(1,596)	(1,154)
Purchase of cost method investment	-	(2,000)

Net cash used in investing activities	(2,080)	(3,279)

Cash flows from financing activities:
Proceeds from issuance of common stock	657	228
Payments for stock repurchases	(5,448)	(3,250)
Excess income tax benefit from employee stock-based awards	297	2,204

Net cash used in financing activities	(4,494)	(818)

Effect of foreign currency exchange rate on cash	151	148
Change in cash and cash equivalents	(6,452)	5,074
Cash and cash equivalents, beginning of period	58,282	89,487

Cash and cash equivalents, end of period	$51,830	$94,561

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has two segments for financial reporting purposes: the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  See Note 9 — Segment Information.

NOTE 2 — BUSINESS COMBINATIONS

On June 27, 2011, the Company completed its acquisition of 100% of the outstanding shares of EraGen Biosciences, Inc. (“EraGen”), a privately-held molecular diagnostic company in Madison, Wisconsin, which was founded in 1999, for the aggregate cash purchase price of $34 million.  The results of operations for EraGen have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.  $5.6 million of the cash purchase price was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters and to satisfy any post-closing adjustments. $150,000 of this escrow was released to the seller in the third quarter of 2011 after the closing balance sheet was finalized and an additional $1 million of this escrow was released to a licensor of EraGen to fund an indemnification claim in the first quarter of 2012 related to a fee due pursuant to a sublicense agreement.

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of March 31, 2012 and December 31, 2011, all of the Company’s marketable securities are classified as available for sale.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date.  The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

  Available-for-sale securities consisted of the following as of March 31, 2012 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value

Current:
Money Market funds	$30,557	$-	$-	$30,557
Non-government sponsored debt securities	41,060	36	-	41,096
Total current securities	71,617	36	-	71,653

Noncurrent:
Non-government sponsored debt securities	8,104	2	(18)	8,088
Total noncurrent securities	8,104	2	(18)	8,088

Total available-for-sale securities	$79,721	$38	$(18)	$79,741

Available-for-sale securities consisted of the following as of December 31, 2011 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value

Current:
Money Market funds	$38,520	$-	$-	$38,520
Non-government sponsored debt securities	42,554	32	(12)	42,574
Total current securities	81,074	32	(12)	81,094

Noncurrent:
Non-government sponsored debt securities	6,129	22	-	6,151
Total noncurrent securities	6,129	22	-	6,151

Total available-for-sale securities	$87,203	$54	$(12)	$87,245

There were no proceeds from the sales of available-for-sale securities during the three months ended March 31, 2012 or 2011. Net unrealized holding gains and losses on available-for-sale securities of $20,000, net of $14,000 of tax expense, on available-for-sale securities, have been included in accumulated other comprehensive gain (loss) as of March 31, 2012.  All of the Company’s available-for-sale securities with gross unrealized losses as of March 31, 2012 and December 31, 2011 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at March 31, 2012 and December 31, 2011, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	March 31, 2012	December 31, 2011
Due in one year or less	$41,096	$42,574
Due after one year through two years	8,088	6,151
	$49,184	$48,725

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Other-Than-Temporary Impairment

In the second quarter of 2010, the Company invested $2.0 million in a private company based in the U.S.  In the first quarter of 2011, the Company invested an additional $2.0 million in the same private company.   This minority investment in the private company is included at cost in other long-term assets on the Company’s Condensed Consolidated Balance Sheets as the Company does not have significant influence over the investee, owns less than 20% of the voting equity and the investee is not publicly traded.  The Company regularly evaluates the carrying value of this cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income, net in the Consolidated Statements of Operations.

NOTE 4 — INVENTORIES, NET

Inventory is stated at the lower of cost or market, with cost determined according to the standard cost method.   Inventory consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Parts and supplies	$12,810	$12,382
Work-in-progress	5,897	6,829
Finished goods	5,756	5,368
	$24,463	$24,579

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  The Company regularly evaluates the carrying value of the Level 3, cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ending March 31, 2012.

The Company’s long-term debt is classified as a Level 3 instrument and the Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value as of March 31, 2012 and December 31, 2011.  The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the TPC debt.  In making these assumptions, the Company considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$30,557	$-	$-	$30,557
Non-government sponsored debt securities	-	49,184	-	49,184
Cost-method equity investment	-	-	4,081	4,081

Liabilities:
Long-term debt	$-	$-	$3,346	$3,346

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$38,520	$-	$-	$38,520
Non-government sponsored debt securities	-	48,725	-	48,725
Cost-method equity investment	-	-	4,081	4,081

Liabilities:
Long-term debt	$-	$-	$3,232	$3,232

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

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	March 31, 2012	December 31, 2011
Balance at beginning of year	$42,763	$42,250
Acquisition of EraGen	-	532
Foreign currency translation adjustments	71	(19)
Balance at end of period	$42,834	$42,763

  The current in-process research and development projects are scheduled to be completed in 2012 and 2013.  The estimated costs to complete these projects are not material. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2011
Balance at December 31, 2010	$18,407	$1,285	$283	$712	$20,687
Additions due to acquisition of EraGen	11,332	6,697	1,652	286	19,967
Completion of IP R&D projects	270	-	-	(270)	-
Write-off of IP R&D projects	-	-	-	(92)	(92)
Foreign currency translation adjustments	(9)	(1)	(2)	(5)	(17)
Balance at December 31, 2011	30,000	7,981	1,933	631	40,545
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	-	(7,743)
Amortization expense	(2,643)	(461)	(272)	-	(3,376)
Foreign currency translation adjustments	6	1	4	-	11
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	-	(11,108)
Net balance at December 31, 2011	$20,001	$7,213	$1,592	$631	$29,437

Weighted average life (in years)	10	11	9

2012
Balance at December 31, 2011	$30,000	$7,981	$1,933	$631	$40,545
Foreign currency translation adjustments	24	6	8	19	57
Balance at March 31, 2012	30,024	7,987	1,941	650	40,602
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	-	(11,108)
Amortization expense	(798)	(198)	(104)	-	(1,100)
Foreign currency translation adjustments	(7)	(2)	(5)	-	(14)
Accumulated amortization balance at March 31, 2012	(10,804)	(968)	(450)	-	(12,222)
Net balance at March 31, 2012	$19,220	$7,019	$1,491	$650	$28,380

Weighted average life (in years)	10	11	9

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2012 (nine months)	$3,144
2013	4,117
2014	4,088
2015	3,320
2016	3,107
Thereafter	9,954
27,730
IP R&D	650
$28,380

NOTE 7 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$3,527	$4,461

Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	40,919	41,239

Effect of dilutive securities: stock options and awards	1,886	1,066

Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,805	42,305

Basic net income per share	$0.09	$0.11
Diluted net income per share	$0.08	$0.11

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately zero and 0.2 million shares for the three months ended March 31, 2012 and 2011, respectively, were excluded from the computations of diluted EPS because the effect of including those RSAs, RSUs, and stock options would have been anti-dilutive.

NOTE 8 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the three months ended March 31, 2012 was as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,020	$10.19
Granted	150	22.71
Exercised	(103)	6.40
Cancelled or expired	-	-
Outstanding at March 31, 2012	2,067	$11.29

The Company had $1.8 million of total unrecognized compensation costs related to stock options at March 31, 2012 that are expected to be recognized over a weighted average period of 2.4 years.

The Company’s restricted share activity for the three months ended March 31, 2012 was as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2011	903	$17.13
Granted	303	22.71
Vested	(167)	16.20
Cancelled or expired	(10)	16.72
Non-vested at March 31, 2012	1,029	$18.93

Restricted Stock Units	Shares (in thousands)
Non-vested at December 31, 2011	827
Granted	198
Vested	(54)
Cancelled or expired	(103)
Non-vested at March 31, 2012	868

As of March 31, 2012, there was $18.6 million and $4.8 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.2 years for the RSAs and 2.8 years for the RSUs.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$229	$218
Research and development	516	494
Selling, general and administrative	1,898	1,835
Stock-based compensation costs reflected in net income	$2,643	$2,547

NOTE 9 — SEGMENT INFORMATION

Management has determined that the Company has two segments for financial reporting purposes:  the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Intersegment sales are recorded at fixed prices that approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $2.4 million and $2.6 million for the quarters ending March 31, 2012 and 2011, respectively, have been eliminated upon consolidation.  Following is selected segment information for and as of March 31, 2012 and 2011 (in thousands).

	2012			2011
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated

Revenues from external customers	$30,209	$18,518	$48,727	$31,935	$11,340	$43,275

Depreciation and amortization	1,620	1,902	$3,522	1,415	1,101	$2,516

Operating profit (loss)	4,199	1,409	$5,608	8,656	(362)	$8,294

Segment assets	155,168	123,164	$278,332	185,201	80,223	$265,424

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2011	$681
Warranty expenses	(209)
Accrual for warranty costs	169
Accrued warranty costs at March 31, 2012	$641

NOTE 11 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the three months ended March 31, 2012 was 37.07%, including amounts recorded for discrete events.  This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full Federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S. and Canada; therefore cash taxes to be paid are expected to be in the range of 6-10% of pre-tax book income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S. tax returns dating back to 1996 can still be reviewed by the taxing authorities.   With respect to Canada, tax returns dating back to 2002 can still be reviewed by the authorities.  The Company recorded no liabilities associated with its uncertain tax positions in the first quarter of 2012.  No other material changes to this liability are expected within the next 12 months.  For the three months ended March 31, 2012, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures.  The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement.   This guidance is effective for reporting periods beginning after December 15, 2011, and has been applied prospectively.  The impact of adoption on the Company’s financial position and results of operations was not material.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income.  The amended guidance eliminated one of the presentation options provided by accounting principles generally accepted in the United States of America (“U.S. GAAP”) which was to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, it gave an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance was effective for reporting periods beginning after December 15, 2011 and has been applied retrospectively.  The impact of adoption on the Company’s financial position and results of operations was not material.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, assay sales, projected consumables sales patterns or bulk purchases, strategic partner sales or commercialization efforts, budgets, anticipated gross margins, liquidity, cash flows, projected costs, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

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

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict.  Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2011 10-K.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report, including in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

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

Segment Information

Luminex has two reportable segments: the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  The TSP segment, which is our base business, consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items. The ARP segment is primarily involved in the development and sale of assays on xMAP® technology for use on Luminex’s installed base of systems.

OVERVIEW

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries.  These industries depend on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.

Our xMAP (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, light emitting diodes (LEDs), digital signal processors, photo detectors, charge-coupled device (“CCD”) imaging and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  In addition to our xMAP technology, our other offerings include our proprietary MultiCode® technology, used for real-time polymerase chain reaction (“PCR”) and multiplexed PCR assays, as well as automation and robotics in the field of dry sample handling.

Our xTAG® and MultiCode® assay chemistries are proprietary technologies primarily used to detect analytes for human genetic testing and infectious disease testing.  Our MultiCode technology makes use of a DNA base pair (isoC:isoG) not found in nature.  This synthetic third base pair is used in the creation of both multiplex PCR assays (MultiCode-PLx) and low-plex, real-time PCR assays (MultiCode-RTx).  Currently, most of our MultiCode assay and reagent revenue is based on products using our MultiCode-RTx technology.  The xTAG and MultiCode chemistries are both compatible with our xMAP technology, and the MultiCode chemistry is also compatible with low-plex real-time PCR platforms available from a variety of vendors.

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of March 31, 2012, Luminex had approximately 69 strategic partners and these partners have purchased from Luminex approximately 8,880 xMAP-based multiplexing analyzer systems. Of the 69 strategic partners, 44 have released commercialized reagent-based products utilizing our technology.

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

First Quarter 2012 Highlights

•	Consolidated revenue was $48.7 million for the quarter ended March 31, 2012, representing a 13% increase over revenue for the first quarter of 2011.

•	Shipments of 206 multiplexing analyzers that included 55 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 8,884, up 12% from a year ago.

•	Assay revenue was $17.3 million, an 80% increase over the first quarter of 2011.

•
Operating expenses were $28.2 million for the quarter ended March 31, 2012, an increase of $5.7 million over the quarter ended March 31, 2011.  $2.1 million of this increase can be attributed to Luminex Madison, formerly known as EraGen Biosciences, that was acquired on June 27, 2011.

•	Extended our global sales and distribution agreement with Bio-Rad Laboratories, Inc. to 2023, including the grant of global sales and distribution rights for our MAGPIX multiplexing instrument.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past two years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the first quarter of 2010 through the first quarter of 2012, we had quarterly bulk purchases ranging from $7.0 million to $16.1 million and representing between 78% and 88% of total consumable revenue.  We expect these fluctuations to continue as the ordering patterns of our largest bulk purchasing partners remains variable.  Even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of reported royalty bearing sales during the past several years which have increased at a compound annual growth rate of 5% since the first quarter of 2010.

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

Management believes there have been no significant changes during the quarter ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Selected consolidated financial data for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	Variance	Variance (%)
Revenue	$48,727	$43,275	$5,452	13%
Gross profit	$33,760	$30,728	3,032	10%
Gross profit margin percentage	69%	71%	-2%	N/A
Operating expenses	$28,152	$22,434	5,718	25%
Income from operations	$5,608	$8,294	(2,686)	-32%

Total revenue increased by 13% to $48.7 million for the three months ended March 31, 2012 from $43.3 million for the comparable period in 2011. The increase was primarily attributable to an increase in assay revenue of $7.7 million, driven primarily by the acquisition of EraGen on June 27, 2011 and increased sales of our Cystic Fibrosis (“CF”) and other assay products.  The increase in assay revenue was offset by a decrease in consumable sales of $3.1 million which resulted from volume decreases in bulk purchases from one of our partners.   System revenue decreased from $7.7 million in the first quarter of 2011 to $7.0 million in the first quarter of 2012.  The decrease in system revenue is the result of the mix of systems sold as the average selling price varies for each platform.   We sold 206 multiplexing analyzers in the first quarter of 2012, which included 55 of our MAGPIX systems as compared to 197 multiplexing analyzers sold for the corresponding prior year period, which included 38 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 8,884 as of March 31, 2012.   Also included in system revenue were sales of 13 sample preparation systems.

A breakdown of revenue for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	Variance	Variance (%)
System sales	$6,998	$7,679	$(681)	-9%
Consumable sales	11,900	15,002	(3,102)	-21%
Royalty revenue	8,242	7,256	986	14%
Assay revenue	17,297	9,584	7,713	80%
Service revenue	1,924	1,829	95	5%
Other revenue	2,366	1,925	441	23%
	$48,727	$43,275	$5,452	13%

We continue to experience revenue concentration in a limited number of strategic partners. Two customers accounted for 35% of consolidated total revenue in the first quarter of 2012 (19% and 16%, respectively). For comparative purposes, two customers accounted for 38% of total revenue (28% and 10%, respectively) in the first quarter of 2011. No other customer accounted for more than 10% of total revenue in the three months ended March 31, 2012 or 2011.

Gross profit margin percentage for the three months ended March 31, 2012 decreased to 69% from 71% for the comparable period in 2011.  In spite of the decrease in gross profit margin percentage, gross profit increased to $33.8 million for the three months ended March 31, 2012, as compared to $30.7 million for the three months ended March 31, 2011.  Our gross profit margin percentage is highly dependent upon the mix of revenue components each quarter.  The decrease in gross profit margins was primarily the result of the decrease in consumable sales, a higher margin item, from 35% of revenue in the first quarter of 2011 to 24% of revenue in the first quarter of 2012.  The decrease in consumable sales was offset by an increase in assay revenue, at a slightly lower gross profit margin.  Assay revenue increased to $17.3 million, or 35%, of total revenue for the first quarter of 2012 from $9.6 million, or 22% of total revenue for the quarter ended March 31, 2011.  The increase in assay revenue was driven in part by our acquisition of EraGen on June 27, 2011, additional assays and reagents commercialized by Luminex and increased sales of our other existing assay products.  The increase in total operating expense dollars from $22.4 million, or 52% of revenue, to $28.2 million, or 58% of revenue is primarily attributable to the acquisition of EraGen in the second quarter of 2011, additional personnel costs and rent, utility and depreciation expenses associated with the addition of employees, growth in our marketing efforts to support our global initiatives and expansion of our facilities and technology infrastructure.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality effect inherent in our assay revenue.  See additional discussions by segment below.

Technology and Strategic Partnerships (“TSP”) Segment

Selected financial data for our TSP segment for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	Variance	Variance (%)
Revenue	$30,209	$31,935	$(1,726)	-5%
Gross profit	$21,376	$23,381	(2,005)	-9%
Gross profit margin percentage	71%	73%	-2%	N/A
Operating expenses	$17,177	$14,725	2,452	17%
Income from operations	$4,199	$8,656	(4,457)	-51%

Revenue. Total revenue for our TSP segment decreased by 5% to $30.2 million for the three months ended March 31, 2012 from $31.9 million for the comparable period in 2011. The decrease in revenue was primarily attributable to a decrease of $3.1 million in consumable revenue attributable to volume decreases in bulk purchases from one of our partners offset by an increase in royalty revenue of $0.9 million.

Four customers accounted for 60% of total TSP segment revenue in the first quarter of 2012 (26%, 13%, 11% and 10%, respectively). For comparative purposes, these same four customers accounted for 62% of total TSP segment revenue (38%, less than 10%, less than 10%, and 10%, respectively) in the first quarter of 2011.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	Variance	Variance (%)
System sales	$6,304	$6,396	$(92)	-1%
Consumable sales	11,828	14,974	(3,146)	-21%
Royalty revenue	8,116	7,256	860	12%
Service revenue	1,789	1,690	99	6%
Other revenue	2,172	1,619	553	34%
	$30,209	$31,935	$(1,726)	-5%

System and peripheral component sales decreased by 1% to $6.3 million for the three months ended March 31, 2012 from $6.4 million for the comparable period of 2011.  The TSP segment sold 198 of the 206 total multiplexing analyzer sales, which includes 55 MAGPIX systems, in the three months ended March 31, 2012 as compared to 193 multiplexing analyzers, which included 39 MAGPIX systems in the same prior year period. The decrease in system revenue is the result of the mix of systems sold as the average selling price varies for each platform.   For the three months ended March 31, 2012, two of our partners accounted for 108 analyzers, or 55% of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 166 analyzers, or 84%, of total TSP segment systems sold in the three months ended March 31, 2012.

Consumable sales, comprised of microspheres and sheath fluid, decreased 21% to $11.8 million for the three months ended March 31, 2012 from the consumable sales of $15.0 million for the three months ended March 31, 2011.  The decrease in revenue was primarily attributable to volume decreases in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs due to a modification to their inventory management practices.  A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter. During the three months ended March 31, 2012, we had 16 bulk purchases of consumables totaling approximately $9.7 million (82% of total TSP segment consumable revenue), ranging from $0.1 million to $4.2 million, as compared with 19 bulk purchases totaling approximately $13.3 million (89% of total TSP segment consumable revenue),  in the three months ended March 31, 2011.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies due to their efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $9.3 million, or 78%, of total consumable sales for the three months ended March 31, 2012.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 12% to $8.1 million for the three months ended March 31, 2012 compared with $7.3 million for the three months ended March 31, 2011.  Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended March 31, 2012, we had 44 commercial partners submitting royalties as compared to 39 for the three months ended March 31, 2011. One of our partners reported royalties totaling approximately $2.8 million, or 35%, of total royalties for the quarter ended March 31, 2012 compared to $2.5 million, or 35%, for the quarter ended March 31, 2011. Two other customers reported royalties totaling approximately $1.8 million, or 22%, of total TSP royalty revenue (12% and 10%, respectively) for the quarter ended March 31, 2012.  No other customer accounted for more than 10% of total royalty revenue for the quarter ended March 31, 2012.  For comparative purposes, these same two customers accounted for approximately $1.6 million, or 22% (12% and 10%, respectively), of total TSP royalty revenue in the first quarter of 2011.  Royalty revenues were comprised of 64% from diagnostic partners and 36% from life science research partners.  Total TSP royalty bearing sales reported to us by our partners were over $93 million for the quarters ended March 31, 2012 and 2011.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 6% to $1.8 million for the first quarter of 2012 from $1.7 million for the first quarter of 2011. This increase is attributable to increased penetration of the expanded installed base.  At March 31, 2012 and 2011, we had 1,338 and 1,277 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, increased by 34% to $2.2 million for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011. This increase is primarily the result of an increase in miscellaneous part sales and license fees.

Gross profit. The gross profit margin percentage for the TSP segment decreased to 71% for the three months ended March 31, 2012 compared to 73% for the three months ended March 31, 2011.  Gross profit for the TSP segment decreased to $21.4 million for the three months ended March 31, 2012, as compared to $23.4 million for the three months ended March 31, 2011.   Our gross profit margin percentage is highly dependent upon the mix of revenue components each quarter.  The decrease in gross profit margins was primarily the result of the decrease in consumable sales, a higher margin item, from 47% of revenue in the first quarter of 2011 to 39% of revenue in the first quarter of 2012.

Research and development expense. Research and development expenses for the TSP segment increased to $3.8 million, or 12%, of TSP segment revenue for the three months ended March 31, 2012 compared to $3.2 million, or 10%, of TSP segment revenue for the comparable period in 2011.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $13.4 million, or 44% of TSP segment revenue for the three months ended March 31, 2012 from $11.6 million, or 36% of TSP segment revenue, for the comparable period in 2011.  The increase in the total selling, general and administrative expense dollars was primarily related to additional personnel costs and rent, utility and depreciation expenses associated with the addition of employees, growth in our marketing efforts to support our global initiatives and expansion of our facilities and technology infrastructure.

Assays and Related Products (“ARP”) Segment

Selected financial data for our ARP segment for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	Variance	Variance (%)
Revenue	$18,518	$11,340	$7,178	63%
Gross profit	$12,384	$7,347	5,037	69%
Gross profit margin percentage	67%	65%	2%	N/A
Operating expenses	$10,975	$7,709	3,266	42%
Income (loss) from operations	$1,409	$(362)	1,771	489%

A breakdown of revenue in the ARP segment for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011	Variance	Variance (%)
System sales	$694	$1,283	$(589)	-46%
Consumable sales	72	28	44	157%
Royalty revenue	126	-	126	100%
Assay revenue	17,297	9,584	7,713	80%
Service revenue	135	139	(4)	-3%
Other revenue	194	306	(112)	-37%
	$18,518	$11,340	$7,178	63%

Revenue.
Total revenue for our ARP segment increased by 63% to $18.5 million for the three months ended March 31, 2012 from $11.3 million for the comparable period in 2011. The increase in revenue was predominantly attributable to an increase in assay revenue, primarily driven by our acquisition of EraGen on June 27, 2011, additional assays and reagents commercialized by Luminex and increased sales of our other existing assay products.  Our assay products are currently divided into two distinct categories; infectious disease testing which represented 65% of total assay revenue in the first quarter of 2012 and genetic testing which represented 35% of total assay revenue in the first quarter of 2012.  The top two customers, by revenue, accounted for 65% of total ARP segment revenue (48% and 17%, respectively) for the three months ended March 31, 2012 compared to 64% (37% and 27%, respectively) for the three months ended March 31, 2011. No other customer accounted for more than 10% of total ARP segment revenue during those periods. During the three months ended March 31, 2012, our ARP segment sold eight multiplexing analyzers and 13 sample preparation systems. Other revenue includes shipping revenue and training revenue.

Gross profit. The gross profit margin percentage for the ARP segment increased to 67% for the three months ended March 31, 2012 from 65% for the three months ended March 31, 2011. Gross profit for the ARP segment increased to $12.4 million for the three months ended March 31, 2012, as compared to $7.3 million for the three months ended March 31, 2011.  The increase in gross profit margin percentage was primarily attributable to increased sales of high margin assays.

Research and development expense. Research and development expenses for our ARP segment were $5.7 million, or 31%, of ARP segment revenue, and $4.4 million, or 39%, of ARP segment revenue, for the three months ended March 31, 2012 and 2011, respectively. The increase in research and development expenses was primarily the result of increases in materials and additional personnel costs associated with the addition of employees resulting from increased activity related to product development together with the inclusion of $0.4 million of EraGen’s research and development expenses in the first quarter results.  Research and development employees and contract employees of the ARP segment increased to 108 at March 31, 2012 from 80 at March 31, 2011, primarily due to employees added by the acquisition of EraGen.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $5.3 million, or 29%, of ARP segment revenue, for the three months ended March 31, 2012 compared to $3.3 million, or 29%, of ARP segment revenue, for the three months ended March 31, 2011.  The increase in selling, general, and administrative expenses is primarily due to the inclusion of EraGen in the first quarter results, which accounted for 87% of the increase.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2012	December 31, 2011
	(in thousands)

Cash and cash equivalents	$51,830	$58,282
Short-term investments	41,096	42,574
Long-term investments	8,088	6,151
	$101,014	$107,007

At March 31, 2012, we held cash and cash equivalents, short-term investments, and long-term investments of $101.0 million and had working capital of $135.8 million. At December 31, 2011, we held cash and cash equivalents, short-term investments, and long-term investments of $107.0 million and had working capital of $136.9 million.  The decrease in cash and cash equivalents, short-term investments, and long-term investments in the three months ended March 31, 2012 is primarily attributable to stock repurchases of $5.4 million (at an average cost of $21.58 per share) and capital expenditures of $1.6 million.

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

      Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2012.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) signing of partnership agreements which include significant up front license fees; and, (iv) signing of strategic investment or acquisition agreements requiring significant cash consideration.  See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in our 2011 10-K and our other filings with the Securities and Exchange Commission.

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

LMD has agreed to repay the TPC funding through a royalty on revenues.  Royalty payments commenced in 2007 at a rate of 1% of total revenue and at a rate of 2.5% for 2008 and thereafter.  Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier.  The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date.  Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated.  Actual future sales generating a repayment obligation will vary from our projections, are subject to adjustment based upon the U.S. and Canadian exchange rate and are subject to the risks and uncertainties described elsewhere in this report and in our 2011 10-K, including under Item 1A “Risk Factors” and “Safe Harbor Cautionary Statement.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at March 31, 2012 would yield a less than 1% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of March 31, 2012, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $728,000 on foreign currency denominated asset and liability balances as of March 31, 2012. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction gain of $101,000 was included in determining our consolidated results for the quarter ended March 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on the evaluation and criteria of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our 2011 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in our 2011 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the first quarter of 2012 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
01/01/12 - 01/31/12	130,423	$14.25	129,900	$2,460,366
02/01/12 - 02/29/12	81,731	18.63	61,200	21,437,090
03/01/12 - 03/31/12	118,032	21.87	66,000	20,005,901
Total First Quarter	330,186	$18.06	257,100	$20,005,901

(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

(2) These shares were purchased in open-market transactions pursuant to a publicly announced repurchase program. On May 19, 2011, our original repurchase program was amended to increase the then remaining value of allowable shares to be purchased from $15.77 million to $18.75 million in aggregate purchase price through February 6, 2012. On February 2, 2012, the Board of Directors authorized the repurchase of common stock up to the lesser of $22.75 million, or 650,000 shares, of its outstanding common stock. This new stock repurchase program is scheduled to expire on December 31, 2012. The repurchase program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended at any time at our discretion.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents
10.1*	Luminex Corporation 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 13, 2012).

10.2*
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 13, 2012).

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

    *    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2012

LUMINEX CORPORATION

By: /s/ Harriss T. Currie_____________________
Harriss T. Currie
Chief Financial Officer, Vice President of Finance
(Principal Financial Officer)

  EXHIBIT INDEX

Exhibit Number	Description of Documents
10.1*	Luminex Corporation 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 13, 2012).

10.2*
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 13, 2012).

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

    *    Management contract or compensatory plan or arrangement