Form 10-Q
period 2012-06-30
LUMINEX CORP
filed 2012-07-31
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 41,992,156 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on July 27, 2012.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	1

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

SIGNATURES AND EXHIBITS	30

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,898	$58,282
Restricted cash	-	1,006
Short-term investments	23,150	42,574
Accounts receivable, net	26,176	23,016
Inventories, net	26,304	24,579
Deferred income taxes	4,416	5,991
Prepaids and other	4,924	3,529

Total current assets	160,868	158,977

Property and equipment, net	26,243	25,192
Intangible assets, net	27,256	29,437
Deferred income taxes	13,461	12,817
Long-term investments	5,997	6,151
Goodwill	42,758	42,763
Other	6,899	7,310

Total assets	$283,482	$282,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,937	$5,941
Accrued liabilities	9,714	11,047
Deferred revenue	4,230	4,057
Current portion of long-term debt	490	999

Total current liabilities	20,371	22,044

Long-term debt	2,191	2,573
Deferred revenue	3,259	3,344
Other	2,584	3,831

Total liabilities	28,405	31,792

Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,110,756 shares at June 30, 2012; 40,968,957 shares at December 31, 2011	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	294,936	297,104
Accumulated other comprehensive income	895	984
Accumulated deficit	(40,795)	(47,274)

Total stockholders' equity	255,077	250,855

Total liabilities and stockholders' equity	$283,482	$282,647

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Revenue	$48,273	$47,638	$97,000	$90,913
Cost of revenue	13,861	13,812	28,828	26,359

Gross profit	34,412	33,826	68,172	64,554

Operating expenses:
Research and development	9,638	7,945	19,078	15,515
Selling, general and administrative	17,204	16,482	34,816	30,763
Amortization of acquired intangible assets	1,084	602	2,184	1,185

Total operating expenses	27,926	25,029	56,078	47,463

Income from operations	6,486	8,797	12,094	17,091
Interest expense from long-term debt	(63)	(79)	(122)	(162)
Other income, net	42	108	99	215

Income before income taxes	6,465	8,826	12,071	17,144
Income taxes	(3,513)	(4,183)	(5,592)	(8,040)

Net income	$2,952	$4,643	$6,479	$9,104

Other comprehensive income:
Foreign currency translation adjustments	(268)	284	(70)	424
Unrealized losses on available-for-sale securities, net of tax	-	(1)	(18)	(80)

Other comprehensive income (loss)	(268)	283	(88)	344

Comprehensive income	$2,684	$4,926	$6,391	$9,448

Net income per share, basic	$0.07	$0.11	$0.16	$0.22

Shares used in computing net income per share, basic	41,064	41,262	40,992	41,251

Net income per share, diluted	$0.07	$0.11	$0.15	$0.21

Shares used in computing net income per share, diluted	42,399	42,446	42,246	42,398

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$2,952	$4,643	$6,479	$9,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,533	2,622	7,055	5,138
Stock-based compensation	2,571	2,993	5,214	5,540
Deferred income tax benefit	376	2,054	929	3,379
Excess income tax benefit from employee stock-based awards	(2,476)	(1,501)	(2,773)	(3,705)
Other	(49)	234	183	305
Changes in operating assets and liabilities:
Accounts receivable, net	830	68	(3,183)	6,656
Inventories, net	(1,860)	1,793	(1,727)	1,207
Other assets	(1,671)	(164)	(1,631)	(1,186)
Accounts payable	555	(1,510)	69	(4,254)
Accrued liabilities	4,811	1,953	(1,215)	167
Deferred revenue	(50)	(317)	93	(460)

Net cash provided by operating activities	9,522	12,868	9,493	21,891

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,496)	(22,201)	(10,495)	(29,247)
Sales and maturities of available-for-sale securities	21,490	7,256	30,005	14,177
Purchase of property and equipment	(3,761)	(2,644)	(5,357)	(3,798)
Business acquisition consideration, net of cash acquired	-	(33,914)	-	(33,914)
Purchase of cost method investment	-	-	-	(2,000)
Acquired technology rights	(291)	(87)	(291)	(87)

Net cash provided by (used in) investing activities	15,942	(51,590)	13,862	(54,869)

Cash flows from financing activities:
Payments on debt	(1,025)	(885)	(1,025)	(885)
Proceeds from issuance of common stock	1,706	590	2,363	818
Payments for stock repurchases	(4,432)	(1,436)	(9,880)	(4,686)
Excess income tax benefit from employee stock-based awards	2,476	1,501	2,773	3,705

Net cash used in financing activities	(1,275)	(230)	(5,769)	(1,048)

Effect of foreign currency exchange rate on cash	(121)	1	30	149
Change in cash and cash equivalents	24,068	(38,951)	17,616	(33,877)
Cash and cash equivalents, beginning of period	51,830	94,561	58,282	89,487

Cash and cash equivalents, end of period	$75,898	$55,610	$75,898	$55,610

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has two segments for financial reporting purposes: the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  See Note 9 — Segment Information.

NOTE 2 — BUSINESS COMBINATIONS

On June 27, 2011, the Company completed its acquisition of 100% of the outstanding shares of EraGen Biosciences, Inc., now known as Luminex Madison, or LMA, a privately-held molecular diagnostic company in Madison, Wisconsin, which was founded in 1999, for the aggregate cash purchase price of $34 million.  The results of operations for LMA have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.  $5.6 million of the cash purchase price was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters and to satisfy any post-closing adjustments. $150,000 of this escrow was released to the seller in the third quarter of 2011 after the closing balance sheet was finalized, $1 million of this escrow was released to a licensor of LMA to fund an indemnification claim in the first quarter of 2012 related to a fee due pursuant to a sublicense agreement, and $944,000 of this escrow was released to former shareholders of EraGen Biosciences, Inc. and certain other individuals in the third quarter of 2012 at the conclusion of the one year initial general claims escrow period.

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of June 30, 2012 and December 31, 2011, all of the Company’s marketable securities are classified as available for sale.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date.  The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of June 30, 2012 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value

Current:
Money Market funds	$55,698	$-	$-	$55,698
Non-government sponsored debt securities	23,133	20	(3)	23,150
Total current securities	78,831	20	(3)	78,848

Noncurrent:
Non-government sponsored debt securities	6,000	-	(3)	5,997
Total noncurrent securities	6,000	-	(3)	5,997

Total available-for-sale securities	$84,831	$20	$(6)	$84,845

Available-for-sale securities consisted of the following as of December 31, 2011 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value

Current:
Money Market funds	$38,520	$-	$-	$38,520
Non-government sponsored debt securities	42,554	32	(12)	42,574
Total current securities	81,074	32	(12)	81,094

Noncurrent:
Non-government sponsored debt securities	6,129	22	-	6,151
Total noncurrent securities	6,129	22	-	6,151

Total available-for-sale securities	$87,203	$54	$(12)	$87,245

There were $6 million and $0 in proceeds from the sales of available-for-sale securities during the three months ended June 30, 2012 and 2011, respectively. Realized gains and losses on sales of investments are determined using the specific identification method.  Realized gains and losses are included in other income (expense) in the Consolidated Statement of Comprehensive Income. Net unrealized holding gains and losses on available-for-sale securities of $14,000, net of $10,000 of tax expense, on available-for-sale securities, have been included in accumulated other comprehensive gain (loss) as of June 30, 2012.  All of the Company’s available-for-sale securities with gross unrealized losses as of June 30, 2012 and December 31, 2011 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at June 30, 2012 and December 31, 2011, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	June 30, 2012	December 31, 2011
Due in one year or less	$23,150	$42,574
Due after one year through two years	5,997	6,151
	$29,147	$48,725

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Other-Than-Temporary Impairment

In the second quarter of 2010, the Company invested $2.0 million in a private company based in the U.S.  In the first quarter of 2011, the Company invested an additional $2.0 million in the same private company.   This minority investment in the private company is included at cost in other long-term assets on the Company’s Condensed Consolidated Balance Sheets as the Company does not have significant influence over the investee, owns less than 20% of the voting equity and the investee is not publicly traded.  The Company regularly evaluates the carrying value of this cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income, net in the Consolidated Statements of Comprehensive Income.

NOTE 4 — INVENTORIES, NET

Inventory is stated at the lower of cost or market, with cost determined according to the standard cost method.   Inventory consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Parts and supplies	$14,397	$12,382
Work-in-progress	4,867	6,829
Finished goods	7,040	5,368
	$26,304	$24,579

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  The Company regularly evaluates the carrying value of the Level 3, cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ending June 30, 2012.

The Company’s long-term debt is classified as a Level 3 instrument and the Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value for disclosure purposes as of June 30, 2012 and December 31, 2011, which does not equal its carrying value on the Consolidated Balance Sheet.  The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the TPC debt.  In making these assumptions, the Company considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$55,698	$-	$-	$55,698
Non-government sponsored debt securities	-	29,147	-	29,147
Cost-method equity investment	-	-	4,081	4,081

Liabilities:
Long-term debt	$-	$-	$2,352	$2,352

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$38,520	$-	$-	$38,520
Non-government sponsored debt securities	-	48,725	-	48,725
Cost-method equity investment	-	-	4,081	4,081

Liabilities:
Long-term debt	$-	$-	$3,232	$3,232

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

On June 27, 2011, the Company completed the acquisition of LMA.  As a result, the Company recorded approximately $0.5 million of goodwill and $20.0 million of other identifiable intangible assets.  For impairment testing purposes, the Company has assigned all of the LMA goodwill to the ARP segment.   This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	June 30, 2012	December 31, 2011
Balance at beginning of year	$42,763	$42,250
Acquisition of EraGen	-	532
Foreign currency translation adjustments	(5)	(19)
Balance at end of period	$42,758	$42,763

The current in-process research and development projects are scheduled to be completed in 2012 and 2013.  The estimated costs to complete these projects are not material. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2011
Balance at December 31, 2010	$18,407	$1,285	$283	$712	$20,687
Additions due to acquisition of LMA	11,332	6,697	1,652	286	19,967
Completion of IP R&D projects	270	-	-	(270)	-
Write-off of IP R&D projects	-	-	-	(92)	(92)
Foreign currency translation adjustments	(9)	(1)	(2)	(5)	(17)
Balance at December 31, 2011	30,000	7,981	1,933	631	40,545
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	-	(7,743)
Amortization expense	(2,643)	(461)	(272)	-	(3,376)
Foreign currency translation adjustments	6	1	4	-	11
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	-	(11,108)
Net balance at December 31, 2011	$20,001	$7,213	$1,592	$631	$29,437

Weighted average life (in years)	10	11	9

2012
Balance at December 31, 2011	$30,000	$7,981	$1,933	$631	$40,545
Foreign currency translation adjustments	-	-	(1)	(3)	(4)
Balance at June 30, 2012	30,000	7,981	1,932	628	40,541
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	-	(11,108)
Amortization expense	(1,593)	(395)	(196)	-	(2,184)
Foreign currency translation adjustments	4	1	2	-	7
Accumulated amortization balance at June 30, 2012	(11,588)	(1,162)	(535)	-	(13,285)
Net balance at June 30, 2012	$18,412	$6,819	$1,397	$628	$27,256

Weighted average life (in years)	10	11	9

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2012 (six months)	$2,058
2013	4,109
2014	4,082
2015	3,318
2016	3,107
Thereafter	9,954
26,628
IP R&D	628
$27,256

NOTE 7 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$2,952	$4,643	$6,479	$9,104

Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	41,064	41,262	40,992	41,251

Effect of dilutive securities: stock options and awards	1,335	1,184	1,254	1,147

Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,399	42,446	42,246	42,398

Basic net income per share	$0.07	$0.11	$0.16	$0.22
Diluted net income per share	$0.07	$0.11	$0.15	$0.21

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately zero and 35,000 shares for the three months ended June 30, 2012 and 2011, respectively, and zero and 35,000 shares for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computations of diluted EPS because the effect of including those RSAs, RSUs, and stock options would have been anti-dilutive.

NOTE 8 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the six months ended June 30, 2012 was as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,020	$10.19
Granted	153	22.68
Exercised	(319)	7.40
Cancelled or expired	-	-
Outstanding at June 30, 2012	1,854	$11.70

The Company had $2.6 million of total unrecognized compensation costs related to stock options at June 30, 2012 that are expected to be recognized over a weighted average period of 2.1 years.

The Company’s restricted share activity for the six months ended June 30, 2012 was as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2011	903	$17.13
Granted	314	22.68
Vested	(261)	17.22
Cancelled or expired	(25)	17.43
Non-vested at June 30, 2012	931	$18.97

Restricted Stock Units	Shares (in thousands)
Non-vested at December 31, 2011	827
Granted	243
Vested	(77)
Cancelled or expired	(103)
Non-vested at June 30, 2012	890

As of June 30, 2012, there was $17.0 million and $8.0 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.2 years for the RSAs and 2.6 years for the RSUs.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$246	$225	$475	$443
Research and development	472	536	988	1,030
Selling, general and administrative	1,853	2,232	3,751	4,067
Stock-based compensation costs reflected in net income	$2,571	$2,993	$5,214	$5,540

NOTE 9 — SEGMENT INFORMATION

Management has determined that the Company has two segments for financial reporting purposes:  the technology and strategic partnerships segment and the assays and related products segment.  The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Intersegment sales are recorded at fixed prices that approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $3.3 million and $1.9 million for the quarters ending June 30, 2012 and 2011, and $5.7 million and $4.4 million for the six months ended June 30, 2012 and 2011, respectively, have been eliminated upon consolidation.  Following is selected segment information for and as of the periods indicated (in thousands).

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated

Revenues from external customers	$29,565	$18,708	$48,273	$36,211	$11,427	$47,638

Depreciation and amortization	1,675	1,858	$3,533	1,487	1,135	$2,622

Operating profit (loss)	4,342	2,144	$6,486	11,572	(2,775)	$8,797

Segment assets	167,015	116,467	$283,482	152,994	120,432	$273,426

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated

Revenues from external customers	$59,774	$37,226	$97,000	$68,146	$22,767	$90,913

Depreciation and amortization	3,295	3,760	$7,055	2,902	2,236	$5,138

Operating profit (loss)	8,541	3,553	$12,094	20,228	(3,137)	$17,091

Segment assets	167,015	116,467	$283,482	152,994	120,432	$273,426

NOTE 10 — ACCRUED WARRANTY COSTS

Sales of certain of the Company's systems are subject to a warranty.  System warranties typically extend for a period of 12 months from the date of installation not to exceed 24 months from the date of shipment.  The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data.  The actual warranty expense could differ from the estimates made by the Company based on product performance.  Warranty expenses are evaluated and adjusted periodically.

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2011	$681
Warranty expenses	(523)
Accrual for warranty costs	544
Accrued warranty costs at June 30, 2012	$702

NOTE 11 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the six months ended June 30, 2012 was 46.32%, including amounts recorded for discrete events.  This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full Federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S. and Canada; therefore cash taxes to be paid are expected to be in the range of 5-10% of pre-tax book income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S. tax returns dating back to 1996 can still be reviewed by the taxing authorities.   With respect to Canada, tax returns dating back to 2002 can still be reviewed by the authorities.  The Company recorded no liabilities associated with its uncertain tax positions in the first two quarters of 2012.  No other material changes to this liability are expected within the next 12 months.  For the six months ended June 30, 2012, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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

NOTE 13 — SUBSEQUENT EVENTS

On July 11, 2012, the Company completed its acquisition of GenturaDx, Inc., a British Virgin Islands corporation with operations in Hayward, California (“GenturaDx”), pursuant to the terms of an Agreement and Plan of Merger, dated July 9, 2012, by and among Luminex,  Grouper Merger Sub, Inc., a British Virgin Islands corporation and a wholly-owned subsidiary of Luminex (“Merger Sub”), GenturaDx, and a representative of the stockholders and lenders of GenturaDx (the “Agreement”).  Pursuant to the terms of the Agreement, Merger Sub merged with and into GenturaDx and GenturaDx continued as the surviving corporation as a wholly-owned subsidiary of Luminex (the “Merger”).

Under the terms of the Agreement, the Company acquired all of the outstanding capital stock of GenturaDx in exchange for approximately $50 million cash consideration, subject to working capital adjustments, plus (i) $3 million in consideration contingent upon achieving certain future development and regulatory milestones by December 31, 2013, (ii) up to $7 million in consideration contingent upon achieving certain future development and regulatory milestones by June 30, 2014 and (iii) additional consideration contingent upon acquired products exceeding certain revenue thresholds in each of 2013, 2014 and 2015.  An amount of $8 million of the upfront consideration was deposited in escrow as security for potential indemnity claims and certain other expressly enumerated matters and $100,000 was deposited in escrow to satisfy, in part, any post-closing adjustments relating to GenturaDx’s working capital balance at closing.  Additionally, up to 30% of the milestone payments are subject to certain set-off rights of the Company for indemnification claims under the Agreement.  The remainder of the upfront consideration was used to repay GenturaDx’s indebtedness and other expenses.  The Company’s acquisition of GenturaDx was funded by the use of cash on hand.

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

Our forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Luminex,” the “Company,” “we,” “us” and “our” refer to Luminex Corporation and its subsidiaries.

Segment Information

Luminex has two reportable segments: the technology and strategic partnerships segment and the assays and related products segment.  The TSP segment, which is our base business, consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items. The ARP segment is primarily involved in the development and sale of assays on xMAP® technology for use on Luminex’s installed base of systems, and the MultiCode® technology obtained with our June 2011 acquisition of EraGen Biosciences, Inc., now known as Luminex Madison, or LMA.

OVERVIEW

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries.  These industries depend on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.

Our xMAP (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, light emitting diodes (LEDs), digital signal processors, photo detectors, charge-coupled device (CCD) imaging and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  In addition to our xMAP technology, our other offerings include our proprietary MultiCode® technology, used for real-time polymerase chain reaction (PCR) and multiplexed PCR assays, as well as automation and robotics in the field of dry sample handling.

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

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of June 30, 2012, Luminex had approximately 66 strategic partners and these partners have purchased from Luminex approximately 9,160 xMAP-based multiplexing analyzer systems. Of the 66 strategic partners, 45 have released commercialized reagent-based products utilizing our technology.

Luminex has several forms of revenue that result from our business model:

•	System revenue is generated from the sale of our xMAP multiplexing analyzers and peripherals and automated punching instruments.

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

Second Quarter 2012 Highlights

•	Consolidated revenue was $48.3 million for the quarter ended June 30, 2012, representing a 1% increase over revenue for the second quarter of 2011.

•	Shipments of 278 multiplexing analyzers that included 167 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 9,162, up 12% from a year ago.

•	Assay revenue was $17.5 million, an 89% increase over the second quarter of 2011.

•
Operating expenses were $27.9 million for the quarter ended June 30, 2012, an increase of $2.9 million over the quarter ended June 30, 2011, including $0.9 million of incremental operating expenses from LMA.

•
Received CE marking of both the xMAP NeoPlex4® Assay and NeoPlex® System in April, 2012.  This system changes the way newborn screening is performed, providing four assays from one blood spot punch, reducing sample requirements and improving laboratory efficiency.

Acquisition of GenturaDx on July 11, 2012

Subsequent to quarter end, we acquired privately-held GenturaDx, a molecular diagnostics company focused on making nucleic acid testing both affordable and practical for any laboratory.  Under the terms of the Agreement, we acquired all of the outstanding capital stock of GenturaDx in exchange for approximately $50 million cash consideration, subject to working capital adjustments, plus (i) $3 million in consideration contingent upon achieving certain future development and regulatory milestones by December 31, 2013, (ii) up to $7 million in consideration contingent upon achieving certain future development and regulatory milestones by June 30, 2014 and (iii) additional consideration contingent upon acquired products exceeding certain revenue thresholds in each of 2013, 2014 and 2015.  The acquisition was funded by the use of cash on hand.

GenturaDx is in late stage development of a fully integrated, highly automated, real-time PCR system that employs a single-use cassette for sample-to-answer workflow. This new system will integrate with our MultiCode-RTx chemistry to make rapid, high-quality molecular diagnostics accessible to hospitals and patients worldwide.  GenturaDx's patented cartridge design provides automated sample extraction, amplification and detection thereby improving testing throughput, while reducing hands on time, turnaround times and sample handling. Luminex anticipates commercial availability of a variety of assays for use with this system by early 2014.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past two years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the second quarter of 2010 through the second quarter of 2012, we had quarterly bulk purchases ranging from $7.0 million to $16.1 million and representing between 75% and 88% of total consumable revenue.  We expect these fluctuations to continue as the ordering patterns of our largest bulk purchasing partners remains variable.  Even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of reported royalty bearing sales during the past several years which have increased at a compound annual growth rate of 8% since the first quarter of 2010.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•
commercialization, regulatory clearance and market adoption of output from the ARP segment, including the NeoPlex System, NeoPlex4 Assay, CYP2C19, Gastrointestinal Pathogen Panel (“GPP”), and the related clearance of our MAGPIX and FM3D instruments;

•	the expansion and enhancement of our installed base and our market position within our identified target market segments;

•	the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users;

•	the continued adoption and development of partner products incorporating Luminex technology through effective partner management; and

•	development of the next generation sample-to-answer platform for our MultiCode RTx technology.

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

Management believes there have been no significant changes during the quarter ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Selected consolidated financial data for the three months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2012	2011	Variance	Variance (%)
Revenue	$48,273	$47,638	$635	1%
Gross profit	$34,412	$33,826	586	2%
Gross profit margin percentage	71%	71%	0%	N/A
Operating expenses	$27,926	$25,029	2,897	12%
Income from operations	$6,486	$8,797	(2,311)	-26%

Total revenue increased by 1% to $48.3 million for the three months ended June 30, 2012 from $47.6 million for the comparable period in 2011. The increase was primarily attributable to an increase in assay revenue, partially offset by a decline in consumable sales.  The increase in assay revenue of $8.2 million was driven primarily by the inclusion of sales of our LMA assay products in the three months ended June 30, 2012 as a result of the acquisition of LMA on June 27, 2011.  The increase in assay revenue was partially offset by a decrease in consumable sales of $7.6 million, which resulted primarily from volume decreases in bulk purchases from one of our partners.  System revenue decreased from $9.1 million in the second quarter of 2011 to $8.4 million in the second quarter of 2012.  We sold 278 multiplexing analyzers in the second quarter of 2012, which included 167 of our MAGPIX systems as compared to 248 multiplexing analyzers sold for the corresponding prior year period, which included 62 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 9,162 as of June 30, 2012.  Also included in second quarter system revenue were sales of 18 automated punching systems compared to 44 in the prior year, a decrease that was primarily the result of the cyclical nature of activities in the world surrounding major forensic events.  Irrespective of the increase in the number of multiplexing analyzers placements relative to the prior year, system revenue declined primarily as a result of two factors: (i) a shift towards our lower priced MAGPIX systems and (ii) a decrease in the number of automated punching systems placed.

A breakdown of revenue for the three months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2012	2011	Variance	Variance (%)
System sales	$8,386	$9,135	$(749)	-8%
Consumable sales	10,802	18,397	(7,595)	-41%
Royalty revenue	7,715	7,412	303	4%
Assay revenue	17,510	9,261	8,249	89%
Service revenue	1,970	1,844	126	7%
Other revenue	1,890	1,589	301	19%
	$48,273	$47,638	$635	1%

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 54% (20%, 15%, 10% and 9%, respectively) of consolidated total revenue in the second quarter of 2012. For comparative purposes, those same four customers accounted for 54% (7%, 28%, 10% and 9%, respectively) of total revenue in the second quarter of 2011.

Gross profit margin percentage remained constant at 71% for the second quarter of 2012 and 2011.  Our gross profit margin percentage is highly dependent upon the mix of revenue components each quarter.  Assay revenue increased to $17.5 million, or 36%, of total revenue for the second quarter of 2012 from $9.3 million, or 19% of total revenue for the quarter ended June 30, 2011.  Consumable sales, a higher margin item, decreased from 39% of revenue in the second quarter of 2011 to 22% of revenue in the second quarter of 2012.  The increase in assay revenue was driven primarily by our acquisition of LMA on June 27, 2011.  We anticipate fluctuation in gross profit margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality effect inherent in our assay revenue.  The increase in total operating expense dollars from $25.0 million, or 53% of revenue, to $27.9 million, or 58% of revenue is primarily attributable to $0.9 million in incremental operating expenses from LMA, growth in our marketing efforts to support our global initiatives, additional personnel costs and rent, utility and depreciation expenses associated with the addition of employees and expansion of our facilities and technology infrastructure.  See additional discussions by segment below.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the three months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2012	2011	Variance	Variance (%)
Revenue	$29,565	$36,211	$(6,646)	-18%
Gross profit	$20,090	$26,905	(6,815)	-25%
Gross profit margin percentage	68%	74%	-6%	N/A
Operating expenses	$15,748	$15,333	415	3%
Income from operations	$4,342	$11,572	(7,230)	-62%

Revenue. Total revenue for our TSP segment decreased by 18% to $29.6 million for the three months ended June 30, 2012 from $36.2 million for the comparable period in 2011. The decrease in revenue was primarily attributable to a decrease of $7.5 million in consumable revenue attributable to volume decreases in bulk purchases from one of our partners.

Three customers accounted for 56% of total TSP segment revenue in the second quarter of 2012 (25%, 16% and 15%, respectively). For comparative purposes, these same three customers accounted for 62% of total TSP segment revenue (37%, 13% and 12%, respectively) in the second quarter of 2011.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the three months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2012	2011	Variance	Variance (%)
System sales	$7,734	$7,437	$297	4%
Consumable sales	10,736	18,264	(7,528)	-41%
Royalty revenue	7,588	7,408	180	2%
Service revenue	1,827	1,722	105	6%
Other revenue	1,680	1,380	300	22%
	$29,565	$36,211	$(6,646)	-18%

System and peripheral component sales increased by 4% to $7.7 million for the three months ended June 30, 2012 from $7.4 million for the comparable period of 2011.  The TSP segment sold 277 of the 278 total multiplexing analyzer sales, which includes 167 MAGPIX systems, in the three months ended June 30, 2012 as compared to 245 multiplexing analyzers, which included 62 MAGPIX systems, in the same prior year period. The increase in system revenue is the result of an increase in the number of multiplexing analyzer placements relative to the prior year, offset by a shift towards our lower priced MAGPIX systems.   For the three months ended June 30, 2012, two of our partners accounted for 207 analyzers, or 75% of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 245 analyzers, or 88%, of total TSP segment systems sold in the three months ended June 30, 2012.

Consumable sales, comprised of microspheres and sheath fluid, decreased 41% to $10.7 million for the three months ended June 30, 2012 from $18.3 million for the three months ended June 30, 2011.  During the three months ended June 30, 2012, we had 15 bulk purchases of consumables totaling approximately $8.1 million (76% of total TSP segment consumable revenue), ranging from $0.1 million to $3.5 million, as compared with 14 bulk purchases totaling approximately $16.1 million (88% of total TSP segment consumable revenue),  in the three months ended June 30, 2011. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter.  The decrease in consumable revenue was primarily attributable to volume decreases in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs due to a modification to their inventory management practices in the prior year.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies due to their efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $7.5 million, or 70%, of total consumable sales for the three months ended June 30, 2012.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 2% to $7.6 million for the three months ended June 30, 2012 compared with $7.4 million for the three months ended June 30, 2011.  Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended June 30, 2012, we had 39 commercial partners submitting royalties as compared to 41 for the three months ended June 30, 2011. One of our partners reported royalties totaling approximately $3.4 million, or 45%, of total royalties for the quarter ended June 30, 2012 compared to $3.0 million, or 40%, for the quarter ended June 30, 2011. Two other customers reported royalties totaling approximately $1.8 million, or 24%, of total TSP royalty revenue (13% and 11%, respectively) for the quarter ended June 30, 2012.  No other customer accounted for more than 10% of total royalty revenue for the quarter ended June 30, 2012.  For comparative purposes, these same two customers accounted for approximately $1.7 million, or 23% (12% and 11%, respectively), of total TSP royalty revenue in the second quarter of 2011.  Royalty revenues were comprised of 73% from diagnostic partners and 27% from life science research partners.  Total TSP royalty bearing sales reported to us by our partners were over $102 million for the quarter ended June 30, 2012, compared with over $97 million for the quarter ended June 30, 2011.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 6% to $1.8 million for the second quarter of 2012 from $1.7 million for the second quarter of 2011. This increase is attributable to increased penetration of the expanded installed base.  At June 30, 2012 and 2011, we had 1,374 and 1,205 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, increased by 22% to $1.7 million for the three months ended June 30, 2012 from $1.4 million for the three months ended June 30, 2011. This increase is primarily the result of an increase in grant revenue and license fees.

Gross profit margin. The gross profit margin percentage for the TSP segment decreased to 68% for the three months ended June 30, 2012 compared to 74% for the three months ended June 30, 2011.  The decrease in gross profit margin was primarily the result of the decrease in consumable sales, a higher margin item, from 50% of revenue in the second quarter of 2011 to 36% of revenue in the second quarter of 2012.

Research and development expense. Research and development expenses for the TSP segment increased to $3.5 million, or 12% of TSP segment revenue, for the three months ended June 30, 2012 compared to $3.2 million, or 9% of TSP segment revenue, for the comparable period in 2011.  The focus of our TSP segment research and development activities, on continued refinement of our systems and software to meet the evolving needs of the marketplace including the addition of more automated solutions for assay performance, remains consistent with the prior year.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $12.2 million, or 41% of TSP segment revenue for the three months ended June 30, 2012 from $12.1 million, or 34% of TSP segment revenue, for the comparable period in 2011.

Assays and Related Products Segment

Selected financial data for our ARP segment for the three months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2012	2011	Variance	Variance (%)
Revenue	$18,708	$11,427	$7,281	64%
Gross profit	$14,322	$6,921	7,401	107%
Gross profit margin percentage	77%	61%	16%	N/A
Operating expenses	$12,178	$9,696	2,482	26%
Income (loss) from operations	$2,144	$(2,775)	4,919	177%

A breakdown of revenue in the ARP segment for the three months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,
	2012	2011	Variance	Variance (%)
System sales	$652	$1,698	$(1,046)	-62%
Consumable sales	66	133	(67)	-50%
Royalty revenue	127	4	123	3075%
Assay revenue	17,510	9,261	8,249	89%
Service revenue	143	122	21	17%
Other revenue	210	209	1	0%
	$18,708	$11,427	$7,281	64%

Revenue. Total revenue for our ARP segment increased by 64% to $18.7 million for the three months ended June 30, 2012 from $11.4 million for the comparable period in 2011. The increase in revenue was predominantly attributable to an increase in assay revenue driven primarily by the inclusion of sales of our LMA assay products in the three months ended June 30, 2012 as a result of the acquisition of LMA on June 27, 2011.  Our assay products are currently divided into two distinct categories; infectious disease testing and genetic testing, which represented 70% and 30% of total assay revenue in the second quarter of 2012 as compared to 44% and 56% in the second quarter of 2011, respectively.  The top two customers, by revenue, accounted for 69% of total ARP segment revenue (49% and 20%, respectively) for the three months ended June 30, 2012 compared to 55% (29% and 26%, respectively) for the three months ended June 30, 2011. No other customer accounted for more than 10% of total ARP segment revenue during those periods. During the three months ended June 30, 2012, our ARP segment sold one multiplexing analyzer and 18 automated punching systems, compared to three multiplexing analyzers and 44 automated punching systems during the three months ended June 30, 2011. The decline in sales of automated punching systems is primarily the result of the cyclical nature of activities in the world surrounding major forensic events. Other revenue includes shipping revenue and training revenue.

Gross profit margin. The gross profit margin percentage for the ARP segment increased to 77% for the three months ended June 30, 2012 from 61% for the three months ended June 30, 2011. The increase in gross profit margin percentage was primarily attributable to increased sales of high margin assays from LMA, including a new OEM assay manufacturing agreement and the impact of fewer automated punching systems placed, which are a lower margin item.

Research and development expense. Research and development expenses for our ARP segment was $6.1 million and $4.7 million, for the three months ended June 30, 2012 and 2011, respectively. The increase in research and development expenses was primarily the result of increases in materials and additional personnel costs associated with the addition of employees resulting from increased activity related to product development, including clinical trials costs, together with the inclusion of $0.4 million of LMA’s research and development expenses in the second quarter of 2012 results.  Notwithstanding the $1.4 million increase in research and development expenses, research and development expenses decreased as a percentage of ARP segment revenues from 42% for the three months ended June 30, 2012 to 33% for the three months ended June 30, 2012.  Research and development employees and contract employees of the ARP segment increased to 115 at June 30, 2012 from 105 at June 30, 2011, primarily due to employees added by the acquisition of LMA.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $6.1 million, or 33% of ARP segment revenue, for the three months ended June 30, 2012 compared to $4.9 million, or 43% of ARP segment revenue, for the three months ended June 30, 2011.  The increase in selling, general, and administrative expenses is primarily due to the inclusion of LMA in the second quarter of 2012 results and the expansion of the life science and biodefense groups.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Selected consolidated financial data for the six months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2012	2011	Variance	Variance (%)
Revenue	$97,000	$90,913	$6,087	7%
Gross profit	$68,172	$64,554	3,618	6%
Gross profit margin percentage	70%	71%	-1%	N/A
Operating expenses	$56,078	$47,463	8,615	18%
Income from operations	$12,094	$17,091	(4,997)	-29%

Total revenue increased by 7% to $97.0 million for the six months ended June 30, 2012 from $90.9 million for the comparable period in 2011. The increase was primarily attributable to an increase in assay revenue, partially offset by a decrease in consumable sales.  The increase in assay revenue of $16.0 million was driven primarily by the inclusion of sales of our LMA assay products.  The increase in assay revenue was partially offset by a decrease in consumable sales of $10.7 million, which resulted primarily from volume decreases in bulk purchases from one of our partners.   System revenue decreased from $16.8 million in the first half of 2011 to $15.4 million in the first half of 2012.  We sold 484 multiplexing analyzers in the first half of 2012, which included 222 of our MAGPIX systems as compared to 445 multiplexing analyzers sold for the corresponding prior year period, which included 100 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 9,162 as of June 30, 2012.  Also included in system revenue for the six months ended June 30, 2012 were sales of 31 automated punching systems compared to 78 in the prior year.  Irrespective of the increase in the number of multiplexing analyzers placements relative to the prior year, system revenue declined primarily as a result of two factors: (i) a shift towards our lower priced MAGPIX systems and (ii) a decrease in the number of automated punching systems placed.

A breakdown of revenue for the six months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2012	2011	Variance	Variance (%)
System sales	$15,384	$16,814	$(1,430)	-9%
Consumable sales	22,702	33,399	(10,697)	-32%
Royalty revenue	15,957	14,668	1,289	9%
Assay revenue	34,807	18,845	15,962	85%
Service revenue	3,894	3,673	221	6%
Other revenue	4,256	3,514	742	21%
	$97,000	$90,913	$6,087	7%

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 52% (19%, 16%, 9% and 8%, respectively) of consolidated total revenue in the six months ended June 30, 2012. For comparative purposes, these same four customers accounted for 53% (8%, 28%, 8% and 9%, respectively) of total revenue in the six months ended June 30, 2011.

Gross profit margin percentage for the six months ended June 30, 2012 decreased to 70% from 71% for the comparable period in 2011.  In spite of the decrease in gross profit margin percentage, gross profit increased to $68.2 million for the six months ended June 30, 2012, as compared to $64.6 million for the six months ended June 30, 2011.  Our gross profit margin percentage is highly dependent upon the mix of revenue components each quarter.  The decrease in gross profit margins was primarily the result of the decrease in consumable sales, a higher margin item, from 37% of revenue in the first half of 2011 to 23% of revenue in the first half of 2012.  The decrease in consumable sales was offset by an increase in assay revenue, at a slightly lower gross profit margin.  Assay revenue increased to $34.8 million, or 36% of total revenue, for the six months ended June 30, 2012 from $18.8 million, or 21% of total revenue, for the six months ended June 30, 2011.  The increase in total operating expense dollars from $47.5 million, or 52% of revenue, to $56.1 million, or 58% of revenue, is primarily attributable to the acquisition of LMA in June of 2011, additional personnel costs associated with growth in our marketing efforts to support our global initiatives and expansion of our facilities and technology infrastructure.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality effect inherent in our assay revenue.  See additional discussions by segment below.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the six months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2012	2011	Variance	Variance (%)
Revenue	$59,774	$68,146	$(8,372)	-12%
Gross profit	$41,466	$50,286	(8,820)	-18%
Gross profit margin percentage	69%	74%	-5%	N/A
Operating expenses	$32,925	$30,058	2,867	10%
Income from operations	$8,541	$20,228	(11,687)	-58%

Revenue. Total revenue for our TSP segment decreased by 12% to $59.8 million for the six months ended June 30, 2012 from $68.1 million for the comparable period in 2011. The decrease in revenue was primarily attributable to a decrease of $10.7 million in consumable revenue attributable to volume decreases in bulk purchases from one of our partners offset by an increase in royalty revenue of $1.0 million.

Three customers accounted for 52% of total TSP segment revenue in the six months ended June 30, 2012 (25%, 14% and 13%, respectively). For comparative purposes, these same three customers accounted for 60% of total TSP segment revenue (38%, 11%, and 11%, respectively) in the six months ended June 30, 2011.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the six months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2012	2011	Variance	Variance (%)
System sales	$14,038	$13,833	$205	1%
Consumable sales	22,564	33,238	(10,674)	-32%
Royalty revenue	15,704	14,664	1,040	7%
Service revenue	3,616	3,412	204	6%
Other revenue	3,852	2,999	853	28%
	$59,774	$68,146	$(8,372)	-12%

System and peripheral component sales increased by 1% to $14.0 million for the six months ended June 30, 2012 from $13.8 million for the comparable period of 2011.  The TSP segment sold 475 of the 484 total multiplexing analyzer sales, which includes 222 MAGPIX systems, in the six months ended June 30, 2012 as compared to 438 multiplexing analyzers, which included 100 MAGPIX systems, in the same prior year period. The increase in system revenue is the result of an increase in the number of multiplexing analyzer placements relative to the prior year, offset by a shift towards our lower priced MAGPIX systems.   For the six months ended June 30, 2012, two of our partners accounted for 315 analyzers, or 66% of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 398 analyzers, or 84%, of total TSP segment systems sold in the six months ended June 30, 2012.

Consumable sales, comprised of microspheres and sheath fluid, decreased 32% to $22.6 million for the six months ended June 30, 2012 from the consumable sales of $33.2 million for the six months ended June 30, 2011.  During the six months ended June 30, 2012, we had 31 bulk purchases of consumables totaling approximately $17.8 million (79% of total TSP segment consumable revenue), ranging from $0.1 million to $4.2 million, as compared with 33 bulk purchases totaling approximately $29.3 million (88% of total TSP segment consumable revenue),  in the six months ended June 30, 2011.  The decrease in consumable revenue was primarily attributable to volume decreases in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs due to a modification to their inventory management practices.    We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies due to their efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $16.9 million, or 74%, of total consumable sales for the six months ended June 30, 2012.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 7% to $15.7 million for the six months ended June 30, 2012 compared with $14.7 million for the six months ended June 30, 2011.  Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the six months ended June 30, 2012, we had 44 commercial partners submitting royalties as compared to 43 for the six months ended June 30, 2011. One of our partners reported royalties totaling approximately $6.2 million, or 40% of total royalties, for the six months ended June 30, 2012, compared to $5.5 million, or 37% of total royalties for the six months ended June 30, 2011. Two other customers reported royalties totaling approximately $3.6 million, or 23% of total TSP royalty revenue (13% and 10%, respectively), for the six months ended June 30, 2012.  No other customer accounted for more than 10% of total royalty revenue for the six months ended June 30, 2012.  For comparative purposes, these same two customers accounted for approximately $3.3 million, or 23% (13% and 10%, respectively) of total TSP royalty revenue, for the six months ended June 30, 2011.  Royalty revenues were comprised of 68% from diagnostic partners and 32% from life science research partners.  Total TSP royalty bearing sales reported to us by our partners were over $196 million for the six months ended June 30, 2012, compared with over $190 million for the six months ended June 30, 2011.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 6% to $3.6 million for the six months ended June 30, 2012 from $3.4 million for the six months ended June 30, 2011. This increase is attributable to increased penetration of the expanded installed base.  At June 30, 2012 and 2011, we had 1,374 and 1,205 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, reagent sales, and grant revenue, increased by 28% to $3.9 million for the six months ended June 30, 2012 from $3.0 million for the six months ended June 30, 2011. This increase is primarily the result of an increase in miscellaneous part sales, grant revenue and license fees.

Gross profit margin. The gross profit margin percentage for the TSP segment decreased to 69% for the six months ended June 30, 2012 compared to 74% for the six months ended June 30, 2011.   The decrease in gross profit margins was primarily the result of the decrease in consumable sales, a higher margin item, from 49% of revenue in the first half of 2011 to 38% of revenue in the first half of 2012.

Research and development expense. Research and development expenses for the TSP segment increased to $7.3 million, or 12% of TSP segment revenue, for the six months ended June 30, 2012 compared to $6.4 million, or 9% of TSP segment revenue, for the comparable period in 2011.  The increase in TSP segment research and development expense was primarily attributable to increases in materials and additional personnel costs associated with increased activity related to product development.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $25.6 million, or 43% of TSP segment revenue, for the six months ended June 30, 2012 from $23.7 million, or 35% of TSP segment revenue, for the comparable period in 2011.  The increase in the total selling, general and administrative expense dollars was primarily related to additional personnel costs associated with growth in our marketing efforts to support our global initiatives and expansion of our facilities and technology infrastructure.

Assays and Related Products Segment

Selected financial data for our ARP segment for the six months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2012	2011	Variance	Variance (%)
Revenue	$37,226	$22,767	$14,459	64%
Gross profit	$26,706	$14,268	12,438	87%
Gross profit margin percentage	72%	63%	9%	N/A
Operating expenses	$23,153	$17,405	5,748	33%
Income (loss) from operations	$3,553	$(3,137)	6,690	213%

A breakdown of revenue in the ARP segment for the six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Six Months Ended June 30,
	2012	2011	Variance	Variance (%)
System sales	$1,346	$2,981	$(1,635)	-55%
Consumable sales	138	161	(23)	-14%
Royalty revenue	253	4	249	6225%
Assay revenue	34,807	18,845	15,962	85%
Service revenue	278	261	17	7%
Other revenue	404	515	(111)	-22%
	$37,226	$22,767	$14,459	64%

Revenue. Total revenue for our ARP segment increased by 64% to $37.2 million for the six months ended June 30, 2012 from $22.8 million for the comparable period in 2011. The increase in revenue was driven primarily by the inclusion of sales of our LMA assay products.  Our assay products are currently divided into two distinct categories; infectious disease testing and genetic testing, which represented 68% and 32% of total assay revenue in the first half of 2012 as compared to 47% and 53% in the first half of 2011, respectively.  The top two customers, by revenue, accounted for 67% of total ARP segment revenue (49% and 18%, respectively) for the six months ended June 30, 2012 compared to 59% (31% and 28%, respectively) for the six months ended June 30, 2011. No other customer accounted for more than 10% of total ARP segment revenue during those periods. During the six months ended June 30, 2012, our ARP segment sold nine multiplexing analyzers and 31 automated punching systems compared to seven multiplexing analyzers and 78 automated punching systems during the six months ended June 30, 2011.  Other revenue includes shipping revenue and training revenue.

Gross profit. The gross profit margin percentage for the ARP segment increased to 72% for the six months ended June 30, 2012 from 63% for the six months ended June 30, 2011. Gross profit for the ARP segment increased to $26.7 million for the six months ended June 30, 2012, as compared to $14.3 million for the six months ended June 30, 2011.  The increase in gross profit margin percentage was primarily attributable to increased sales of high margin assays.

Research and development expense. Research and development expenses for our ARP segment were $11.8 million, or 32% of ARP segment revenue, and $9.2 million, or 40% of ARP segment revenue, for the six months ended June 30, 2012 and 2011, respectively. The increase in research and development expenses was primarily the result of increases in materials and additional personnel costs associated with the addition of employees resulting from increased activity related to product development, including clinical trials costs, together with the inclusion of $0.8 million of LMA’s research and development expenses in the six months ended June 30, 2012 results.  Research and development employees and contract employees of the ARP segment increased to 115 at June 30, 2012 from 105 at June 30, 2011, primarily due to employees added by the acquisition of LMA.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $11.4 million, or 31% of ARP segment revenue, for the six months ended June 30, 2012 compared to $8.3 million, or 36% of ARP segment revenue, for the six months ended June 30, 2011.  The increase in selling, general, and administrative expenses is primarily due to the inclusion of LMA in the first half of 2012 results and the expansion of the life science and biodefense groups.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2012	December 31, 2011
	(in thousands)

Cash and cash equivalents	$75,898	$58,282
Short-term investments	23,150	42,574
Long-term investments	5,997	6,151
	$105,045	$107,007

At June 30, 2012, we held cash and cash equivalents, short-term investments, and long-term investments of $105.0 million and had working capital of $140.5 million. At December 31, 2011, we held cash and cash equivalents, short-term investments, and long-term investments of $107.0 million and had working capital of $136.9 million.  The decrease in cash and cash equivalents, short-term investments, and long-term investments in the six months ended June 30, 2012 is primarily attributable to stock repurchases of $9.9 million (at an average cost of $22.18 per share) and capital expenditures of $5.4 million, offset by net income of $6.5 million and proceeds from issuance of common stock of $2.4 million.

On July 11, 2012, we acquired all of the outstanding capital stock of privately-held GenturaDx, in exchange for approximately $50 million of our cash on hand. In addition, changes to the timing and frequency of the shares purchased under our share repurchase program could affect the overall timing of the outlay of cash over the remainder of the year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at June 30, 2012 would yield a less than 1% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of June 30, 2012, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $758,000 on foreign currency denominated asset and liability balances as of June 30, 2012. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction gain of $42,000 was included in determining our consolidated results for the quarter ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our 2011 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in our 2011 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2012 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/12 - 04/30/12	60,002	$24.86	59,800	$16,884,000
05/01/12 - 05/31/12	71,969	22.29	65,627	14,587,055
06/01/12 - 06/30/12	88,292	21.89	62,900	12,385,555
Total Second Quarter	220,263	$22.83	188,327	$12,385,555

(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

(2) These shares were purchased in open-market transactions pursuant to a share repurchase program publicly announced on November 17, 2010. On May 19, 2011, our original repurchase program was amended to increase the then remaining value of allowable shares to be purchased from $15.77 million to $18.75 million in aggregate purchase price through February 6, 2012. On February 2, 2012, the Board of Directors authorized the repurchase of common stock up to the lesser of $22.75 million, or 650,000 shares, of its outstanding common stock. This new stock repurchase program is scheduled to expire on December 31, 2012. The repurchase program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended at any time at our discretion.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents
10.1*	Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as Annex A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012)

10.2*	Luminex Corporation Employee Stock Purchase Plan (Previously filed as Annex B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012)

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*           Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2012

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1*	Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as Annex A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012)

10.2*	Luminex Corporation Employee Stock Purchase Plan (Previously filed as Annex B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012)

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*           Management contract or compensatory plan or arrangement