Form 10-Q
period 2012-09-30
LUMINEX CORP
filed 2012-10-30
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 41,566,294 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on October 26, 2012.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	1

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011	2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	33

SIGNATURES AND EXHIBITS	34

Exhibit 2.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,486	$58,282
Restricted cash	—	1,006
Short-term investments	13,117	42,574
Accounts receivable, net	31,229	23,016
Inventories, net	27,213	24,579
Deferred income taxes	3,394	5,991
Prepaids and other	5,759	3,529
Total current assets	109,198	158,977
Property and equipment, net	26,584	25,192
Intangible assets, net	65,757	29,437
Deferred income taxes	15,164	12,817
Long-term investments	6,000	6,151
Goodwill	52,057	42,763
Other	7,745	7,310
Total assets	$282,505	$282,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,867	$5,941
Accrued liabilities	12,425	11,047
Deferred revenue	4,071	4,057
Current portion of long-term debt	748	999
Total current liabilities	25,111	22,044
Long-term debt	2,102	2,573
Deferred revenue	3,096	3,344
Other	4,242	3,831
Total liabilities	34,551	31,792
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 40,703,790 shares at September 30, 2012; 40,968,957 shares at December 31, 2011	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	285,871	297,104
Accumulated other comprehensive income	1,161	984
Accumulated deficit	(39,119)	(47,274)
Total stockholders' equity	247,954	250,855
Total liabilities and stockholders' equity	$282,505	$282,647

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue	$50,047	$45,557	$147,047	$136,470
Cost of revenue	15,002	17,140	43,830	43,499
Gross profit	35,045	28,417	103,217	92,971
Operating expenses:
Research and development	10,707	7,997	29,785	23,512
Selling, general and administrative	19,941	16,505	54,757	47,268
Amortization of acquired intangible assets	1,030	1,095	3,214	2,280
Total operating expenses	31,678	25,597	87,756	73,060
Income from operations	3,367	2,820	15,461	19,911
Interest expense from long-term debt	(40)	(73)	(162)	(235)
Other income, net	25	72	124	287
Income before income taxes	3,352	2,819	15,423	19,963
Income taxes	(1,676)	(891)	(7,268)	(8,931)
Net income	$1,676	$1,928	$8,155	$11,032

Other comprehensive income:
Foreign currency translation adjustments	278	(3)	208	(83)
Unrealized losses on available-for-sale securities, net of tax	(14)	(552)	(32)	(128)
Other comprehensive income (loss)	264	(555)	176	(211)
Comprehensive income	$1,940	$1,373	$8,331	$10,821

Net income per share, basic	$0.04	$0.05	$0.20	$0.27
Shares used in computing net income per share, basic	41,000	41,391	40,995	41,298

Net income per share, diluted	$0.04	$0.05	$0.19	$0.26
Shares used in computing net income per share, diluted	41,887	42,611	42,117	42,533

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$1,676	$1,928	$8,155	$11,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,613	3,287	10,668	8,425
Stock-based compensation	2,338	2,761	7,552	8,301
Deferred income tax expense (benefit)	1,987	(1,913)	2,916	1,466
Excess income tax expense (benefit) from employee stock-based awards	590	(2,640)	(2,183)	(6,345)
Other	472	(427)	655	(122)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,043)	(5,252)	(8,226)	1,404
Inventories, net	(877)	2,166	(2,604)	3,373
Other assets	(663)	482	(2,294)	(704)
Accounts payable	1,637	2,360	1,706	(1,894)
Accrued liabilities	(792)	4,026	(2,007)	4,193
Deferred revenue	(330)	(20)	(237)	(480)
Net cash provided by operating activities	4,608	6,758	14,101	28,649
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,994)	(5,022)	(13,489)	(34,269)
Sales and maturities of available-for-sale securities	13,070	11,539	43,075	25,716
Purchase of property and equipment	(2,152)	(3,322)	(7,509)	(7,120)
Business acquisition consideration, net of cash acquired	(48,277)	—	(48,277)	(33,914)
Purchase of cost method investment	(1,000)	—	(1,000)	(2,000)
Acquired technology rights	(51)	(439)	(342)	(526)
Net cash (used in) provided by investing activities	(41,404)	2,756	(27,542)	(52,113)
Cash flows from financing activities:
Payments on debt	—	—	(1,025)	(885)
Proceeds from issuance of common stock	861	2,616	3,224	3,434
Payments for stock repurchases	(11,036)	(5,054)	(20,916)	(9,740)
Excess income tax (expense) benefit from employee stock-based awards	(590)	2,640	2,183	6,345
Net cash (used in) provided by financing activities	(10,765)	202	(16,534)	(846)
Effect of foreign currency exchange rate on cash	149	(245)	179	(96)
Change in cash and cash equivalents	(47,412)	9,471	(29,796)	(24,406)
Cash and cash equivalents, beginning of period	75,898	55,610	58,282	89,487
Cash and cash equivalents, end of period	$28,486	$65,081	$28,486	$65,081

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2011 10-K.

The Company has two segments for financial reporting purposes: the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  See Note 9 — Segment Information.

NOTE 2 — BUSINESS COMBINATIONS

On July 11, 2012, the Company completed its acquisition of GenturaDx, Inc., a British Virgin Islands corporation with operations in Hayward, California (“GenturaDx”), pursuant to the terms of an Agreement and Plan of Merger, dated July 9, 2012, by and among Luminex,  Grouper Merger Sub, Inc., a British Virgin Islands corporation and a wholly-owned subsidiary of Luminex (“Merger Sub”), GenturaDx, and a representative of the stockholders and lenders of GenturaDx (the “Agreement”).  Pursuant to the terms of the Agreement, Merger Sub merged with and into GenturaDx and GenturaDx continued as the surviving corporation as a wholly-owned subsidiary of Luminex (the “Merger”). GenturaDx is a a molecular diagnostics company in late stage development of a fully integrated, highly automated, real-time PCR system that employs a single-use cassette for sample-to-answer workflow. The integration of Luminex’s MultiCode-RTx chemistry with the GenturaDx instrument is expected to result in a new system for molecular diagnostic testing.

Under the terms of the Agreement, the Company acquired all of the outstanding capital stock of GenturaDx in exchange for approximately $50 million cash consideration, subject to working capital adjustments, plus (i) $3 million in consideration contingent upon achieving certain future development and regulatory milestones by December 31, 2013, (ii) up to $7 million in consideration contingent upon achieving certain future development and regulatory milestones by June 30, 2014 and (iii) additional consideration contingent upon acquired products exceeding certain revenue thresholds in each of 2013, 2014 and 2015.  An amount of approximately $8.1 million of the upfront consideration was deposited in escrow as security for potential indemnity claims and certain other expressly enumerated matters and $100,000 was deposited in escrow to satisfy, in part, any post-closing adjustments relating to GenturaDx's working capital balance at closing.  $65,000 of the $8.1 million escrow was released in the third quarter of 2012 for payment of fees related to the GenturaDx stockholder and lender representative services. Additionally, up to 30% of the milestone payments are subject to certain set-off rights of the Company for indemnification claims under the Agreement.  The remainder of the upfront consideration was used to repay GenturaDx's indebtedness and other expenses.  The Company's acquisition of GenturaDx was funded by the use of cash on hand.

The results of operations for GenturaDx have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.

The preliminary purchase price consideration is as follows:

Cash	$49,354
Contingent consideration	1,370
Total purchase price	$50,724

The acquisition of GenturaDx has been accounted for as a business combination in accordance with Accounting Standards Codification 805 Business Combinations and, as such, the assets acquired and liabilities assumed have been recorded at their respective fair values. The determination of fair value for the identifiable tangible and intangible assets acquired and liabilities assumed requires extensive use of estimates and assumptions. Significant estimates and assumptions include, but are not limited to estimating future cash flows and determining the appropriate discount rate. The following table summarizes the estimated fair values of GenturaDx’s assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible liabilities assumed as of July 11, 2012	$(263)
Intangible assets subject to amortization	39,500
Deferred tax assets, net	2,282
Goodwill	9,205
Total purchase price	$50,724

The Company is in the process of obtaining third-party valuations of certain intangible assets and contingent consideration and finalizing the calculations of the deferred tax assets and liabilities related to GenturaDx. As a result, the provisional measurement of each of net tangible assets assumed, intangible assets and goodwill are subject to change.  If information that existed prior to the acquisition date becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocations retrospectively through revisions to the net tangible assets assumed, fair values of the intangible assets and resulting goodwill recorded.

Unaudited Pro Forma Financial Information

GenturaDx’s results of operations have been included in the Company’s financial statements since the date of the acquisition. The unaudited pro forma financial information set forth below assumes that GenturaDx had been acquired at the beginning of each of the 2012 and 2011 fiscal years, and includes removal of interest expense on GenturaDx’s debt extinguished at the date of acquisition, removal of acquisition costs and the impact of purchase accounting adjustments, and tax adjustments. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the periods presented. In addition, the unaudited pro forma financial information is not intended to be a projection of future results and does not reflect any operating efficiencies or cost savings that might be achievable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Revenue	$50,047	$45,557	$147,047	$136,470
Income from operations	3,171	(397)	8,649	9,868
Net income (loss)	1,641	(213)	4,665	5,495
Net income (loss) per share, basic	$0.04	$(0.01)	$0.11	$0.13
Shares used in computing net income (loss) per share, basic	41,000	41,391	40,995	41,298
Net income (loss) per share, diluted	$0.04	$(0.01)	$0.11	$0.13
Shares used in computing net income (loss) per share, diluted	41,887	41,391	42,117	42,533

On June 27, 2011, the Company completed its acquisition of 100% of the outstanding shares of EraGen Biosciences, Inc., now known as Luminex Madison, or LMA, a privately-held molecular diagnostic company in Madison, Wisconsin, which was founded in 1999, for the aggregate cash purchase price of $34 million.  The results of operations for LMA have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.  $5.6 million of the cash purchase price was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters and to satisfy any post-closing adjustments. $150,000 of this escrow was released to the seller in the third quarter of 2011 after the closing balance sheet was finalized, $1.0 million of this escrow was released to a licensor of LMA to fund an indemnification claim in the first quarter of 2012 related to a fee due pursuant to a sublicense agreement, and $944,000 of this escrow was released to former shareholders of EraGen Biosciences, Inc. and certain other individuals in the third quarter of 2012 at the conclusion of the one year initial general claims escrow period.

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of September 30, 2012 and December 31, 2011, all of the Company’s marketable securities are classified as available for sale.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date.  The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of September 30, 2012 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$8,521	$—	$—	$8,521
Non-government sponsored debt securities	13,112	12	(7)	13,117
Total current securities	21,633	12	(7)	21,638
Noncurrent:
Non-government sponsored debt securities	6,000	—	—	6,000
Total noncurrent securities	6,000	—	—	6,000

Total available-for-sale securities	$27,633	$12	$(7)	$27,638

Available-for-sale securities consisted of the following as of December 31, 2011 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$38,520	$—	$—	$38,520
Non-government sponsored debt securities	42,554	32	(12)	42,574
Total current securities	81,074	32	(12)	81,094
Noncurrent:
Non-government sponsored debt securities	6,129	22	—	6,151
Total noncurrent securities	6,129	22	—	6,151

Total available-for-sale securities	$87,203	$54	$(12)	$87,245

There were no proceeds from the sales of available-for-sale securities during the three months ended September 30, 2012 or 2011. Realized gains and losses on sales of investments are determined using the specific identification method.  Realized gains and losses are included in other income (expense) in the Consolidated Statement of Comprehensive Income. Net unrealized holding gains and losses on available-for-sale securities of $5,000, net of $5,000 of tax expense, on available-for-sale securities, have been included in accumulated other comprehensive gain (loss) as of September 30, 2012.  All of the Company’s available-for-sale securities with gross unrealized losses as of September 30, 2012 and December 31, 2011 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at September 30, 2012 and December 31, 2011, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	September 30, 2012	December 31, 2011
Due in one year or less	$13,117	$42,574
Due after one year through two years	6,000	6,151
	$19,117	$48,725

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Other-Than-Temporary Impairment

The Company owns a minority interest in two private companies based in the U.S. through its investments (i) of $2.0 million in the second quarter of 2010 and an additional $2.0 million in the first quarter of 2011 in one company and (ii) $1.0 million in the third quarter of 2012 in a second company. These minority interests are included at cost in other long-term assets on the Company's Condensed Consolidated Balance Sheets as the Company does not have significant influence over the investees, owns less than 20% of the voting equity in each investee and the investees are not publicly traded. The Company regularly evaluates the carrying value of these cost-method investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investments. The primary indicators the Company utilizes to identify these events and circumstances are the investees’ ability to remain in business, such as the investees’ liquidity and rate of cash use, and the investees’ ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income, net in the Consolidated Statements of Comprehensive Income.

NOTE 4 — INVENTORIES, NET

Inventory is stated at the lower of cost or market, with cost determined according to the standard cost method.   Inventory consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Parts and supplies	$14,418	$12,382
Work-in-progress	6,139	6,829
Finished goods	6,656	5,368
	$27,213	$24,579

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  The Company regularly evaluates the carrying value of the Level 3, cost-method investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ending September 30, 2012.

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company determines the fair value of the contingent consideration based primarily on the timing and probability of success of clinical events or regulatory approvals, the timing and probability of success of meeting commercial milestones, such as sales levels of a specific product, and discount rates. Our contingent consideration liability arose in connection with the GenturaDx acquisition. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood of or timing of achieving any development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval. The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration expense recorded in any given period.

The Company’s long-term debt is classified as a Level 3 instrument and the Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value for disclosure purposes as of September 30, 2012 and December 31, 2011, which does not equal its carrying value on the Consolidated Balance Sheet.  The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the Technology Partnerships Canada ("TPC") debt.  In making these assumptions, the Company considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$8,521	$—	$—	$8,521
Non-government sponsored debt securities	—	19,117	—	19,117
Cost-method equity investments	—	—	5,081	5,081
Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,370	$1,370
Long-term debt	$—	$—	$2,466	$2,466

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$38,520	$—	$—	$38,520
Non-government sponsored debt securities	—	48,725	—	48,725
Cost-method equity investment	—	—	4,081	4,081
Liabilities:
Long-term debt	$—	$—	$3,232	$3,232

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

On July 11, 2012, the Company completed the acquisition of GenturaDx.  As a result, the Company recorded approximately $9.2 million of goodwill and $39.5 million of other identifiable intangible assets.  The purchase price allocation is preliminary as the Company is in the process of obtaining third-party valuations of certain intangible assets and finalizing the calculations of the deferred tax assets and liabilities related to GenturaDx. For impairment testing purposes, the Company has assigned all of the GenturaDx goodwill to the ARP segment.   This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	September 30, 2012	December 31, 2011
Balance at beginning of year	$42,763	$42,250
Acquisition of EraGen	—	532
Acquisition of GenturaDx	9,205
Foreign currency translation adjustments	89	(19)
Balance at end of period	$52,057	$42,763

The current in-process research and development projects are scheduled to be completed in 2013 and 2014.  The estimated aggregate costs to complete these projects are between $10.0 and $15.0 million. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2011
Balance at December 31, 2010	$18,407	$1,285	$283	$712	$20,687
Additions due to acquisition of LMA	11,332	6,697	1,652	286	19,967
Completion of IP R&D projects	270	—	—	(270)	—
Write-off of IP R&D projects	—	—	—	(92)	(92)
Foreign currency translation adjustments	(9)	(1)	(2)	(5)	(17)
Balance at December 31, 2011	30,000	7,981	1,933	631	40,545
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	—	(7,743)
Amortization expense	(2,643)	(461)	(272)	—	(3,376)
Foreign currency translation adjustments	6	1	4	—	11
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	—	(11,108)
Net balance at December 31, 2011	$20,001	$7,213	$1,592	$631	$29,437
Weighted average life (in years)	10	11	9
2012
Balance at December 31, 2011	$30,000	$7,981	$1,933	$631	$40,545
Additions due to Acquisition of GenturaDx	—	—	—	39,500	39,500
Write-off of IP R&D projects	—	—	—	(16)	(16)
Foreign currency translation adjustments	33	6	9	21	69
Balance at September 30, 2012	30,033	7,987	1,942	40,136	80,098
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	—	(11,108)
Amortization expense	(2,389)	(593)	(231)	—	(3,213)
Foreign currency translation adjustments	(11)	(3)	(6)	—	(20)
Accumulated amortization balance at September 30, 2012	(12,399)	(1,364)	(578)	—	(14,341)
Net balance at September 30, 2012	$17,634	$6,623	$1,364	$40,136	$65,757
Weighted average life (in years)	10	11	9

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2012 (three months)	$1,033
2013	4,118
2014	4,089
2015	3,321
2016	3,107
Thereafter	9,953
25,621
IP R&D	40,136
$65,757

NOTE 7 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,676	$1,928	$8,155	$11,032
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	41,000	41,391	40,995	41,298
Effect of dilutive securities: stock options and awards	887	1,220	1,122	1,235
Denominator for diluted net income per share - weighted average shares outstanding - diluted	41,887	42,611	42,117	42,533
Basic net income per share	$0.04	$0.05	$0.20	$0.27
Diluted net income per share	$0.04	$0.05	$0.19	$0.26

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately 207,000 and zero shares for the three months ended September 30, 2012 and 2011, respectively, and 207,000 and zero shares for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the computations of diluted EPS because the effect of including those RSAs, RSUs, and stock options would have been anti-dilutive.

NOTE 8 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the nine months ended September 30, 2012 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,020	$10.19
Granted	153	22.68
Exercised	(426)	6.94
Cancelled or expired	—	—
Outstanding at September 30, 2012	1,747	$12.08

The Company had $2.2 million of total unrecognized compensation costs related to stock options at September 30, 2012 that are expected to be recognized over a weighted average period of 1.9 years.

The Company’s restricted share activity for the nine months ended September 30, 2012 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested at December 31, 2011	903	$17.13
Granted	314	22.68
Vested	(325)	16.66
Cancelled or expired	(35)	18.18
Non-vested at September 30, 2012	857	$19.30

Restricted Stock Units (shares in thousands)	Shares
Non-vested at December 31, 2011	827
Granted	243
Vested	(79)
Cancelled or expired	(116)
Non-vested at September 30, 2012	875

As of September 30, 2012, there was $15.3 million and $6.0 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.1 years for the RSAs and 2.3 years for the RSUs.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$222	$222	$697	$665
Research and development	520	535	1,507	1,565
Selling, general and administrative	1,596	2,004	5,348	6,071
Stock-based compensation costs reflected in net income	$2,338	$2,761	$7,552	$8,301

NOTE 9 — SEGMENT INFORMATION

Management has determined that the Company has two segments for financial reporting purposes:  the technology and strategic partnerships segment ("TSP") and the assays and related products segment ("ARP").  The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the 2011 10-K.

Intersegment sales are recorded at fixed prices that approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $2.5 million and $2.0 million for the quarters ending September 30, 2012 and 2011, and $8.2 million and $6.5 million for the nine months ended September 30, 2012 and 2011, respectively, have been eliminated upon consolidation.  Following is selected segment information for and as of the periods indicated (in thousands).

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$31,584	$18,463	$50,047	$29,918	$15,639	$45,557
Depreciation and amortization	1,801	1,812	$3,613	1,498	1,789	$3,287
Operating profit (loss)	4,181	(814)	$3,367	5,428	(2,608)	$2,820
Segment assets	166,763	115,742	$282,505	159,197	121,564	$280,761

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$91,358	$55,689	$147,047	$98,064	$38,406	$136,470
Depreciation and amortization	5,096	5,572	$10,668	4,400	4,025	$8,425
Operating profit (loss)	12,722	2,739	$15,461	25,656	(5,745)	$19,911
Segment assets	166,763	115,742	$282,505	159,197	121,564	$280,761

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2011	$681
Warranty expenses	(836)
Accrual for warranty costs	828
Accrued warranty costs at September 30, 2012	$673

NOTE 11 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the nine months ended September 30, 2012 was 47.12%, including amounts recorded for discrete events.  This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full Federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S. and Canada; therefore cash taxes to be paid are expected to be in the range of 6%-10% of pre-tax book income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S. tax returns dating back to 1996 can still be reviewed by the taxing authorities.   With respect to Canada, tax returns dating back to 2002 can still be reviewed by the authorities.  The Company recorded no liabilities associated with its uncertain tax positions in the first three quarters of 2012.  No other material changes to this liability are expected within the next 12 months.  For the nine months ended September 30, 2012, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On August 30, 2012 Abbott Molecular, Inc. ("Abbott") was named as a defendant in the complaint filed by ENZO Life Sciences, Inc. in the U.S. District Court in Delaware alleging infringement of its US Patent 7,064,197 as a result of Abbott's distribution of the Company's xTAG Respiratory Viral Panel.  The Company is not a named defendant in this matter, but the Company and Abbott have entered into an agreement that requires the Company to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of the Company's xTAG Respiratory Viral Panel. Abbott filed an answer to the complaint on October 15, 2012.   A trial date has not been set. The parties to the lawsuit will begin engaging in the discovery process. There can be no assurance that Abbott or the Company will successfully defend this suit or that a judgment against Abbott would not materially adversely affect the Company's operating results.

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective for reporting periods beginning after December 15, 2011, and has been applied prospectively. The impact of adoption on the Company's financial position and results of operations was not material.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2011
10-K.

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, assay sales, projected consumables sales patterns or bulk purchases, strategic partner sales or commercialization efforts, direct sales efforts, budgets, anticipated gross margins, liquidity, cash flows, projected costs, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•	risks and uncertainties relating to market demand and acceptance of our products and technology;

•	dependence on strategic partners for development, commercialization and distribution of products;

•	the timing of and process for regulatory approvals;

•
concentration of our revenue in a limited number of strategic partners, some of which may be experiencing decreased demand for their products utilizing or incorporating our technology, budget or finance constraints in the current economic environment, or periodic variability in their purchasing patterns or practices;

•
the impact of the ongoing uncertainty in U.S. and global finance markets and changes in government and government agency funding, including its effects on the capital spending policies of our partners and end users and their ability to finance purchases of our products;

•
fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, fluctuations in bulk purchases of consumables, fluctuations in product mix, and the seasonal nature of some of our assay products;

•	our ability to obtain and enforce intellectual property protections on our products and technologies;

•
risks and uncertainties associated with implementing our acquisition strategy, including our ability to obtain financing, our ability to integrate acquired companies, such as GenturaDx acquired in July 2012, or selected assets into our consolidated business operations, and the ability to recognize the benefits of our acquisitions;

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

•
risks relating to our foreign operations, including fluctuations in exchange rates, tariffs, customs and other barriers to importing/exporting materials and products in a cost effective and timely manner; difficulties in accounts receivable collections; the burden of monitoring and complying with foreign and international laws and treaties; and the burden of complying with and change in international taxation policies.

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

Our xMAP (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, light emitting diodes, digital signal processors, photo detectors, charge-coupled device imaging and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  In addition to our xMAP technology, our other offerings include our proprietary MultiCode® technology, used for real-time polymerase chain reaction ("PCR") and multiplexed PCR assays, as well as automation and robotics in the field of dry sample handling.

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

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of September 30, 2012, Luminex had approximately 66 strategic partners and these partners have purchased from Luminex approximately 9,430 xMAP-based multiplexing analyzer systems. Of the 66 strategic partners, 44 have released commercialized reagent-based products utilizing our technology.

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

Third Quarter 2012 Highlights

•	Consolidated revenue was $50.0 million for the quarter ended September 30, 2012, representing a 10% increase over revenue for the third quarter of 2011.

•	Shipments of 271 multiplexing analyzers that included 127 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 9,433, up 13% from a year ago.

•	Assay revenue was $16.4 million, a 22% increase over the third quarter of 2011.

•
Operating expenses were $31.7 million for the quarter ended September 30, 2012, an increase of $6.1 million over the quarter ended September 30, 2011, including $1.4 million of operating and $2.7 million of acquisition expenses associated with GenturaDx.

•
Awarded a contract of up to $11.6 million over three and a half years by the Defense Threat Reduction Agency of the U.S. Department of Defense to fund development of a prototype biothreat detection instrument.

Acquisition of GenturaDx on July 11, 2012

On July 11, 2012, we acquired privately-held GenturaDx, a molecular diagnostics company focused on making nucleic acid testing both affordable and practical for any laboratory.  Under the terms of the Agreement, we acquired all of the outstanding capital stock of GenturaDx in exchange for approximately $50 million cash consideration, subject to working capital adjustments, plus (i) $3 million in consideration contingent upon achieving certain future development and regulatory milestones by December 31, 2013, (ii) up to $7 million in consideration contingent upon achieving certain future development and regulatory milestones by June 30, 2014 and (iii) additional consideration contingent upon acquired products exceeding certain revenue thresholds in each of 2013, 2014 and 2015.  The acquisition was funded by the use of cash on hand.

GenturaDx is in late stage development of a fully integrated, highly automated, real-time PCR system that employs a single-use cassette for sample-to-answer workflow. This new system is expected to integrate with our MultiCode-RTx chemistry to make rapid, high-quality molecular diagnostics accessible to hospitals and patients worldwide.  GenturaDx's patented cartridge design provides automated sample extraction, amplification and detection thereby improving testing throughput, while reducing hands on time, turnaround times and sample handling. Luminex anticipates commercial availability of a variety of assays for use with this system by early 2014.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past two years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the third quarter of 2010 through the third quarter of 2012, we had quarterly bulk purchases ranging from $7.0 million to $16.1 million and representing between 75% and 88% of total consumable revenue.  We expect these fluctuations to continue as the ordering patterns of our largest bulk purchasing partners remain variable.  Even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of reported royalty bearing sales during the past several years which have increased at a compound annual growth rate of 8% since the third quarter of 2010.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•
commercialization, regulatory clearance and market adoption of output from the ARP segment, including the NeoPlex System, NeoPlex4 Assay, CYP2C19, Gastrointestinal Pathogen Panel, and the related clearance of our MAGPIX and FM3D instruments, all of which will be sold directly to end users in major markets;

•	continued execution of our biothreat initiatives;

•	the expansion and enhancement of our installed base and our market position within our identified target market segments;

•	the continued adoption and development of partner products incorporating Luminex technology through effective partner management; and

•	development of the next generation sample-to-answer platform for our MultiCode-RTx technology.

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

Management believes there have been no significant changes during the quarter ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Selected consolidated financial data for the three months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2012	2011	Variance	Variance (%)
Revenue	$50,047	$45,557	$4,490	10%
Gross profit	$35,045	$28,417	6,628	23%
Gross profit margin percentage	70%	62%	8%	N/A
Operating expenses	$31,678	$25,597	6,081	24%
Income from operations	$3,367	$2,820	547	19%

Total revenue increased by 10% to $50.0 million for the three months ended September 30, 2012 from $45.6 million for the comparable period in 2011. The increase was primarily attributable to an increase in assay revenue and consumable sales.  The increase in assay revenue of $3.0 million was driven primarily by growth in the sales of our Luminex Madison ("LMA") assay products.  Consumable sales increased by $0.9 million, primarily from volume increases in bulk purchases from one of our partners.  System revenue decreased by 1% for the third quarter of 2012 from the third quarter of 2011.  We sold 271 multiplexing analyzers in the third quarter of 2012, which included 127 of our MAGPIX systems as compared to 226 multiplexing analyzers sold for the corresponding prior year period, which included 61 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 9,433 as of September 30, 2012.  Also included in third quarter system revenue were sales of 22 automated punching systems compared to 41 in the prior year, a decrease that was primarily the result of the unpredictable nature of activities in the world surrounding major forensic events; for example, the Japanese tsunami in 2011.  Notwithstanding the increase in the number of multiplexing analyzer placements relative to the prior year, system revenue declined primarily as a result of two factors: (i) a shift towards our lower priced MAGPIX systems and (ii) a decrease in the number of automated punching systems placed.

A breakdown of revenue for the three months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2012	2011	Variance	Variance (%)
System sales	$8,550	$8,638	$(88)	(1)%
Consumable sales	12,898	11,965	933	8%
Royalty revenue	7,690	7,450	240	3%
Assay revenue	16,439	13,424	3,015	22%
Service revenue	2,078	1,881	197	10%
Other revenue	2,392	2,199	193	9%
	$50,047	$45,557	$4,490	10%

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 56% (20%, 18%, 9% and 9%, respectively) of consolidated total revenue in the third quarter of 2012. For comparative purposes, those same four customers accounted for 47% (10%, 19%, 11% and 7%, respectively) of total revenue in the third quarter of 2011.

Gross profit margin percentage increased to 70% for the third quarter of 2012 from 62% in the third quarter of 2011, primarily as a result of the inclusion of a $2.0 million incremental expense from recording the LMA inventory acquired at fair value on the date of acquisition in the prior year period. Additionally, our gross profit margin percentage is highly dependent upon the mix of revenue components each quarter.  Assay revenue increased to $16.4 million, or 33%, of total revenue for the third quarter of 2012 from $13.4 million, or 29%, of total revenue for the quarter ended September 30, 2011.  The increase in assay revenue was driven primarily by increased sales of our LMA assays, including a new original equipment manufacturer ("OEM") assay manufacturing agreement.  Consumable sales, a higher margin item, remained constant at 26% of revenue in both the third quarter of 2011 and 2012.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality effect inherent in our assay revenue.  The increase in total operating expense dollars from $25.6 million, or 56%, of revenue, to $31.7 million, or 63%, of revenue is primarily attributable to $2.7 million in acquisition related costs resulting from our acquisition of GenturaDx on July 11, 2012, the inclusion of GenturaDx operating costs, the addition of employees and increased technology infrastructure costs to ensure that our technology enables us to maintain financial accuracy and operational effectiveness and additional personnel costs and rent, utility and depreciation expenses associated with expansion of our facilities. See additional discussions by segment below.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the three months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2012	2011	Variance	Variance (%)
Revenue	$31,584	$29,918	$1,666	6%
Gross profit	$21,518	$20,565	953	5%
Gross profit margin percentage	68%	69%	(1)%	N/A
Operating expenses	$17,337	$15,137	2,200	15%
Income from operations	$4,181	$5,428	(1,247)	(23)%

Revenue. Total revenue for our TSP segment increased by 6% to $31.6 million for the three months ended September 30, 2012 from $29.9 million for the comparable period in 2011. The increase in consumable sales represented 51% of the absolute revenue growth for the TSP segment.

Three customers accounted for 57% of total TSP segment revenue in the third quarter of 2012 (29%, 15% and 13%, respectively). For comparative purposes, these same three customers accounted for 55% of total TSP segment revenue (29%, 16% and 10%, respectively) in the third quarter of 2011.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the three months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2012	2011	Variance	Variance (%)
System sales	$7,403	$7,049	$354	5%
Consumable sales	12,734	11,890	844	7%
Royalty revenue	7,670	7,309	361	5%
Service revenue	1,937	1,727	210	12%
Other revenue	1,840	1,943	(103)	(5)%
	$31,584	$29,918	$1,666	6%

System and peripheral component sales increased by 5% to $7.4 million for the three months ended September 30, 2012 from $7.0 million for the comparable period of 2011.  The TSP segment sold 263 of the 271 total multiplexing analyzer sales, which included 127 MAGPIX systems, in the three months ended September 30, 2012 as compared to 223 multiplexing analyzers, which included 61 MAGPIX systems, in the same prior year period. The increase in system revenue is the result of an increase in the number of multiplexing analyzer placements relative to the prior year, offset by a shift towards our lower priced MAGPIX systems.   For the three months ended September 30, 2012, two of our partners accounted for 185 analyzers, or 70%, of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 220 analyzers, or 84%, of total TSP segment systems sold in the three months ended September 30, 2012.

Consumable sales, comprised of microspheres and sheath fluid, increased 7% to $12.7 million for the three months ended September 30, 2012 from $11.9 million for the three months ended September 30, 2011.  During the three months ended September 30, 2012, we had 22 bulk purchases of consumables totaling approximately $10.6 million (83% of total TSP segment consumable revenue), ranging from $0.1 million to $5.7 million, as compared with 19 bulk purchases totaling approximately $10.1 million (85% of total TSP segment consumable revenue),  in the three months ended September 30, 2011. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter.  The increase in consumable revenue was primarily attributable to volume increases in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies due to their efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $9.2 million, or 72%, of total consumable sales for the three months ended September 30, 2012.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 5% to $7.7 million for the three months ended September 30, 2012 compared with $7.3 million for the three months ended September 30, 2011. Our partners' end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the three months ended September 30, 2012, we had 37 commercial partners submitting royalties as compared to 39 for the three months ended September 30, 2011. One of our partners reported royalties totaling approximately $3.0 million, or 39%, of total TSP segment royalties for the quarter ended September 30, 2012 compared to $3.2 million, or 44%, for the quarter ended September 30, 2011. Two other customers reported royalties totaling approximately $2.4 million, or 31%, of total TSP royalty revenue (17% and 14%, respectively) for the quarter ended September 30, 2012.  For comparative purposes, these same two customers accounted for approximately $1.7 million, or 23% (11% and 12%, respectively), of total TSP segment royalty revenue in the third quarter of 2011.  No other customer accounted for more than 10% of total TSP segment royalty revenue for the quarter ended September 30, 2012.  Royalty revenues were comprised of 67% from diagnostic partners and 33% from life science research partners.  Total TSP segment royalty bearing sales reported to us by our partners were approximately $102 million for the quarter ended September 30, 2012, compared with approximately $99 million for the quarter ended September 30, 2011.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 12% to $1.9 million for the third quarter of 2012 from $1.7 million for the third quarter of 2011. This increase is attributable to increased penetration of the expanded installed base.  At September 30, 2012 and 2011, we had 1,409 and 1,246 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, and grant revenue, decreased by 5% to $1.8 million for the three months ended September 30, 2012 from $1.9 million for the three months ended September 30, 2011. This decrease is primarily the result of a decrease in license fees due to timing of license transfer fees due to mergers of our licensees and part sales offset by an increase in grant revenue.

Gross profit margin. The gross profit margin for the TSP segment decreased to 68% for the three months ended September 30, 2012 compared to 69% for the three months ended September 30, 2011.  The slight decrease in gross profit margin was primarily attributable to modest increases in the fixed cost components of our manufacturing and service activities.

Research and development expense. Research and development expenses for the TSP segment increased to $4.0 million, or 13%, of TSP segment revenue, for the three months ended September 30, 2012 compared to $3.1 million, or 11%, of TSP segment revenue, for the comparable period in 2011. The increase in TSP segment research and development expense was primarily an increase in expenses related to prosecution of the Company's patent portfolio, freedom to operate analysis for the Company's products, and an increase in direct materials and platform development costs.  The focus of our TSP segment research and development activities, on continued refinement of our systems and software to meet the evolving needs of the marketplace including the addition of more automated solutions for assay performance, remains consistent with the prior year.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $13.3 million, or 42%, of TSP segment revenue for the three months ended September 30, 2012 from $12.0 million, or 40% of TSP segment revenue, for the comparable period in 2011. The increase was primarily related to additional personnel costs and rent, utility and depreciation expenses associated with the addition of employees and expansion of our facilities and technology infrastructure. TSP segment selling, general and administrative employees and contract employees increased to 181 at September 30, 2012 from 151 at September 30, 2011.

Assays and Related Products Segment

Selected financial data for our ARP segment for the three months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2012	2011	Variance	Variance (%)
Revenue	$18,463	$15,639	$2,824	18%
Gross profit	$13,527	$7,852	5,675	72%
Gross profit margin percentage	73%	50%	23%	N/A
Operating expenses	$14,341	$10,460	3,881	37%
Loss from operations	$(814)	$(2,608)	1,794	69%

A breakdown of revenue in the ARP segment for the three months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011	Variance	Variance (%)
System sales	$1,147	$1,589	$(442)	(28)%
Consumable sales	164	75	89	119%
Royalty revenue	20	141	(121)	(86)%
Assay revenue	16,439	13,424	3,015	22%
Service revenue	141	154	(13)	(8)%
Other revenue	552	256	296	116%
	$18,463	$15,639	$2,824	18%

Revenue. Total revenue for our ARP segment increased by 18% to $18.5 million for the three months ended September 30, 2012 from $15.6 million for the comparable period in 2011. The increase in revenue was predominantly attributable to an increase in assay revenue as a result of increased sales of our LMA assays. Our assay products are currently divided into two distinct categories: infectious disease testing and genetic testing, which represented 65% and 35%, respectively of total assay revenue in the third quarter of 2012 as compared to 56% and 44% in the third quarter of 2011, respectively. The shift towards infectious disease testing is primarily due to the increase in LMA assay sales, which are predominantly infectious disease testing, and the growth in sales of our xTAG Gastrointestinal Pathogen Panel (“GPP”). The top three customers, by revenue, accounted for 69% of total ARP segment revenue (51%, 12% and 6%, respectively) for the three months ended September 30, 2012 compared to 63% (29%, 24% and 10%, respectively) for the three months ended September 30, 2011. No other customer accounted for more than 10% of total ARP segment revenue during those periods. For the three months ended September 30, 2012, direct assay sales comprised 81% of total assay sales compared to 62% for the three months ended September 30, 2011.  In 2013 we will be focusing more resources on our direct sales channels resulting in less reliance on our distributors. During the three months ended September 30, 2012, our ARP segment sold eight multiplexing analyzers and 22 automated punching systems, compared to three multiplexing analyzers and 41 automated punching systems during the three months ended September 30, 2011. The decline in sales of automated punching systems is primarily the result of the unpredictable nature of activities in the world surrounding major forensic events; for example, the Japanese tsunami in 2011. Other revenue includes shipping revenue and training revenue.

Gross profit margin. The gross profit margin for the ARP segment increased to 73% for the three months ended September 30, 2012 from 50% for the three months ended September 30, 2011. Gross profit for the ARP segment increased to $13.5 million for the three months ended September 30, 2012 compared to $7.9 million for the comparable period in 2011. The increase in gross profit margin was primarily attributable to increased sales of high margin assays from LMA, including a new OEM assay manufacturing agreement and the impact of fewer automated punching systems placed, which are a lower margin item.

Research and development expense. Research and development expense for our ARP segment was $6.7 million, or 36%, and $4.9 million, or 31%, of ARP segment revenue for the three months ended September 30, 2012 and 2011, respectively. The increase in ARP segment research and development expense was primarily the result of the inclusion of $1.8 million of GenturaDx research and development expenses. The focus of our ARP segment research and development activities is continued development of our pipeline products and technologies. Research and development employees and contract employees of the ARP segment increased to 122 at September 30, 2012 from 104 at September 30, 2011, primarily due to employees added by the biodefense group and through the acquisition of GenturaDx.

Selling, general and administrative expense. Selling, general and administrative expense, including the amortization of acquired intangibles, for the ARP segment were $7.7 million, or 41%, of ARP segment revenue, for the three months ended September 30, 2012 compared to $5.6 million, or 36%, of ARP segment revenue for the three months ended September 30, 2011.  The increase in selling, general, and administrative expenses is primarily due to $2.0 million in acquisition related costs resulting from our acquisition of GenturaDx on July 11, 2012 and the inclusion of GenturaDx selling, general and administrative costs, offset by a decrease in ARP segment selling, general and administrative employees from 76 at September 30, 2011 to 63 at September 20, 2012 due to the integration of LMA.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Selected consolidated financial data for the nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011	Variance	Variance (%)
Revenue	$147,047	$136,470	$10,577	8%
Gross profit	$103,217	$92,971	10,246	11%
Gross profit margin percentage	70%	68%	2%	N/A
Operating expenses	$87,756	$73,060	14,696	20%
Income from operations	$15,461	$19,911	(4,450)	(22)%

Total revenue increased by 8% to $147.0 million for the nine months ended September 30, 2012 from $136.5 million for the comparable period in 2011. The increase was primarily attributable to an increase in assay revenue, partially offset by a decrease in consumable sales.  The increase in assay revenue of $19.0 million was driven primarily by the inclusion of sales of our LMA assay products.  The increase in assay revenue was partially offset by a decrease in consumable sales of $9.8 million, which resulted primarily from a decrease of $10.2 million in bulk purchases from one of our partners. System revenue decreased from $25.5 million in the first nine months of 2011 to $23.9 million in the first nine months of 2012.  We sold 755 multiplexing analyzers in the first three quarters of 2012, which included 349 of our MAGPIX systems as compared to 671 multiplexing analyzers sold for the corresponding prior year period, which included 161 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 9,433 as of September 30, 2012.  Also included in system revenue for the nine months ended September 30, 2012 were sales of 53 automated punching systems compared to 119 in the prior year, a decrease that was primarily the result of the unpredictable nature of activities in the world surrounding major forensic events; for example, the Japanese tsunami in 2011.  Notwithstanding the increase in the number of multiplexing analyzer placements relative to the prior year, system revenue declined primarily as a result of two factors: (i) a shift towards our lower priced MAGPIX systems and (ii) a decrease in the number of automated punching systems placed.

A breakdown of revenue for the nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011	Variance	Variance (%)
System sales	$23,934	$25,452	$(1,518)	(6)%
Consumable sales	35,600	45,364	(9,764)	(22)%
Royalty revenue	23,647	22,118	1,529	7%
Assay revenue	51,246	32,269	18,977	59%
Service revenue	5,972	5,554	418	8%
Other revenue	6,648	5,713	935	16%
	$147,047	$136,470	$10,577	8%

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 53% (20%, 16%, 9% and 8%, respectively) of consolidated total revenue in the nine months ended September 30, 2012. For comparative purposes, these same four customers accounted for 50% (8%, 25%, 9% and 8%, respectively) of total revenue in the nine months ended September 30, 2011.

Gross profit margin for the nine months ended September 30, 2012 increased to 70% from 68% for the comparable period in 2011.  Our gross profit margin is highly dependent upon the mix of revenue components each quarter.  The increase in gross profit margins was primarily the result of the inclusion of a $2.2 million incremental expense from recording the LMA inventory acquired at fair value on the date of acquisition in the nine months ended September 30, 2011.  Assay revenue increased to $51.2 million, or 35% of total revenue, for the nine months ended September 30, 2012 from $32.3 million, or 24% of total revenue, for the nine months ended September 30, 2011. The increase in revenue was predominantly attributable to an increase in assay revenue as a result of increased sales of our LMA assays. Consumable sales decreased to $35.6 million, or 24% of total revenue, for the nine months ended September 30, 2012 from $45.4 million, or 33% of total revenue, for the nine months ended September 30, 2011. The increase in total operating expense dollars from $73.1 million, or 54% of revenue, to $87.8 million, or 60% of revenue, is primarily attributable to the acquisitions of GenturaDx and LMA in July of 2012 and June of 2011, respectively, additional personnel costs associated with growth in our marketing efforts to support our global initiatives and expansion of our facilities and technology infrastructure.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality effect inherent in our assay revenue.  See additional discussions by segment below.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011	Variance	Variance (%)
Revenue	$91,358	$98,064	$(6,706)	(7)%
Gross profit	$62,984	$70,851	(7,867)	(11)%
Gross profit margin percentage	69%	72%	(3)%	N/A
Operating expenses	$50,262	$45,195	5,067	11%
Income from operations	$12,722	$25,656	(12,934)	(50)%

Revenue. Total revenue for our TSP segment decreased by 7% to $91.4 million for the nine months ended September 30, 2012 from $98.1 million for the comparable period in 2011. The decrease in revenue was primarily attributable to a decrease of $9.8 million in consumable revenue attributable to volume decreases in bulk purchases from one of our partners offset by an increase in royalty revenue of $1.4 million.

Three customers accounted for 54% of total TSP segment revenue in the nine months ended September 30, 2012 (27%, 14% and 13%, respectively). For comparative purposes, these same three customers accounted for 58% of total TSP segment revenue (35%, 12%, and 11%, respectively) in the nine months ended September 30, 2011.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011	Variance	Variance (%)
System sales	$21,441	$20,882	$559	3%
Consumable sales	35,298	45,128	(9,830)	(22)%
Royalty revenue	23,374	21,973	1,401	6%
Service revenue	5,553	5,139	414	8%
Other revenue	5,692	4,942	750	15%
	$91,358	$98,064	$(6,706)	(7)%

System and peripheral component sales increased by 3% to $21.4 million for the nine months ended September 30, 2012 from $20.9 million for the comparable period of 2011.  The TSP segment sold 738 of the 755 total multiplexing analyzer sales, which includes 349 MAGPIX systems, in the nine months ended September 30, 2012 as compared to 661 multiplexing analyzers, which included 161 MAGPIX systems, in the same prior year period. The increase in system revenue is the result of an increase in the number of multiplexing analyzer placements relative to the prior year, offset by a shift towards our lower priced MAGPIX systems.   For the nine months ended September 30, 2012, two of our partners accounted for 500 analyzers, or 68% of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 610 analyzers, or 83%, of total TSP segment systems sold in the nine months ended September 30, 2012.

Consumable sales, comprised of microspheres and sheath fluid, decreased 22% to $35.3 million for the nine months ended September 30, 2012 from the consumable sales of $45.1 million for the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, we had 54 bulk purchases of consumables totaling approximately $28.4 million (80% of total TSP segment consumable revenue), ranging from $0.1 million to $5.7 million, as compared with 52 bulk purchases totaling approximately $39.4 million (87% of total TSP segment consumable revenue), in the nine months ended September 30, 2011.  The decrease in consumable revenue was primarily attributable to a volume decrease of $10.2 million in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs due to a modification to their inventory management practices, partially offset by growth in total consumable sales from all other consumable purchasing customers.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies due to their efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $26.1 million, or 74%, of total consumable sales for the nine months ended September 30, 2012.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 6% to $23.4 million for the nine months ended September 30, 2012 compared with $22.0 million for the nine months ended September 30, 2011.  Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the nine months ended September 30, 2012 and 2011, we had 44 commercial partners submitting royalties. One of our partners reported royalties totaling approximately $9.2 million, or 40% of total TSP segment royalties, for the nine months ended September 30, 2012, compared to $8.7 million, or 40% of total TSP segment royalties for the nine months ended September 30, 2011. Two other customers reported royalties totaling approximately $6.0 million, or 26% of total TSP segment royalty revenue (13% and 13%, respectively), for the nine months ended September 30, 2012.  No other customer accounted for more than 10% of total royalty revenue for the nine months ended September 30, 2012.  For comparative purposes, these same two customers accounted for approximately $5.0 million, or 22% (12% and 10%, respectively) of total TSP segment royalty revenue, for the nine months ended September 30, 2011.  Royalty revenues were comprised of 68% from diagnostic partners and 32% from life science research partners.  Total TSP segment royalty bearing sales reported to us by our partners were approximately $298 million for the nine months ended September 30, 2012, compared with approximately $289 million for the nine months ended September 30, 2011.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 8% to $5.6 million for the nine months ended September 30, 2012 from $5.1 million for the nine months ended September 30, 2011. This increase is attributable to increased penetration of the expanded installed base.  At September 30, 2012 and 2011, we had 1,409 and 1,246 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, and grant revenue, increased by 15% to $5.7 million for the nine months ended September 30, 2012 from $4.9 million for the nine months ended September 30, 2011. This increase is primarily the result of an increase in grant revenue and license fees partially offset by a decrease in training revenue.

Gross profit margin. The gross profit margin for the TSP segment decreased to 69% for the nine months ended September 30, 2012 compared to 72% for the nine months ended September 30, 2011.   The decrease in gross profit margins was primarily the result of the decrease in consumable sales, a higher margin item, from 46% of revenue in the first three quarters of 2011 to 39% of revenue in the first three quarters of 2012.

Research and development expense. Research and development expense for the TSP segment increased to $11.3 million, or 12%, of TSP segment revenue, for the nine months ended September 30, 2012 compared to $9.5 million, or 10%, of TSP segment revenue, for the comparable period in 2011.  The increase in TSP segment research and development expense was primarily attributable to increases in materials and additional personnel costs associated with increased activity related to product development. The focus of our TSP segment research and development activities, on continued refinement of our systems and software to meet the evolving needs of the marketplace including the addition of more automated solutions for assay performance, remains consistent with the prior year.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $38.9 million, or 43%, of TSP segment revenue, for the nine months ended September 30, 2012 from $35.7 million, or 36%, of TSP segment revenue, for the comparable period in 2011.  The increase was primarily related to the addition of employees and increased technology infrastructure costs to ensure that our technology enables us to maintain financial accuracy and operational effectiveness and additional personnel costs and rent, utility and depreciation expenses associated with expansion of our facilities. TSP segment employees and contract employees increased to 181 at September 30, 2012 from 151 at September 30, 2011.

Assays and Related Products Segment

Selected financial data for our ARP segment for the nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011	Variance	Variance (%)
Revenue	$55,689	$38,406	$17,283	45%
Gross profit	$40,233	$22,120	18,113	82%
Gross profit margin percentage	72%	58%	14%	N/A
Operating expenses	$37,494	$27,865	9,629	35%
Income (loss) from operations	$2,739	$(5,745)	8,484	148%

A breakdown of revenue in the ARP segment for the nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011	Variance	Variance (%)
System sales	$2,493	$4,570	$(2,077)	(45)%
Consumable sales	302	236	66	28%
Royalty revenue	273	145	128	88%
Assay revenue	51,246	32,269	18,977	59%
Service revenue	419	415	4	1%
Other revenue	956	771	185	24%
	$55,689	$38,406	$17,283	45%

Revenue. Total revenue for our ARP segment increased by 45% to $55.7 million for the nine months ended September 30, 2012 from $38.4 million for the comparable period in 2011. The increase in revenue was driven primarily by the inclusion of and increase in sales of our LMA assay products, offset by a decline in system revenue.  Our assay products are currently divided into two distinct categories: infectious disease testing and genetic testing, which represented 67% and 33%, respectively, of total assay revenue in the first nine months of 2012 as compared to 51% and 49% in the first nine months of 2011, respectively. The shift towards infectious disease testing is primarily due to the increase in LMA assay sales, which are predominantly infectious disease testing, and the growth in sales of GPP. The top two customers, by revenue, accounted for 66% of total ARP segment revenue (50% and 16%, respectively) for the nine months ended September 30, 2012 compared to 57% (29% and 28%, respectively) for the nine months ended September 30, 2011. No other customer accounted for more than 10% of total ARP segment revenue during those periods. For the nine months ended September 30, 2012, direct assay sales comprised 77% of total assay sales compared to 59% for the nine months ended September 30, 2011.  In 2013 we will be focusing more resources on our direct sales channels resulting in reduced reliance on our distributors. During the nine months ended September 30, 2012, our ARP segment sold 17 multiplexing analyzers and 53 automated punching systems compared to 10 multiplexing analyzers and 119 automated punching systems during the nine months ended September 30, 2011. The decline in sales of automated punching systems was primarily the result of the unpredictable nature of activities in the world surrounding major forensic events; for example, the Japanese tsunami in 2011.  Other revenue includes shipping revenue and training revenue.

Gross profit. The gross profit margin percentage for the ARP segment increased to 72% for the nine months ended September 30, 2012 from 58% for the nine months ended September 30, 2011. Gross profit for the ARP segment increased to $40.2 million for the nine months ended September 30, 2012, as compared to $22.1 million for the nine months ended September 30, 2011.  The increase in gross profit margin percentage was primarily attributable to increased sales of high margin assays and the inclusion of a $2.2 million expense from recording the LMA inventory acquired at fair value on the date of acquisition in the prior year.

Research and development expense. Research and development expenses for our ARP segment were $18.4 million, or 33%, of ARP segment revenue, and $14.0 million, or 36%, of ARP segment revenue, for the nine months ended September 30, 2012 and 2011, respectively. The increase in ARP segment research and development expenses was primarily the result of increases in materials and additional personnel costs associated with the addition of employees resulting from increased activity related to product development, including clinical trials costs, together with the inclusion of $1.8 million of GenturaDx’s research and development expenses in the nine months ended September 30, 2012 results.  The focus of our ARP segment research and development activities is continued development of our pipeline products and technologies. Research and development employees and contract employees of the ARP segment increased to 122 at September 30, 2012 from 104 at September 30, 2011, primarily due to employees added by the biodefense group and through the acquisition of GenturaDx.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $19.0 million, or 34% of ARP segment revenue, for the nine months ended September 30, 2012 compared to $13.9 million, or 36% of ARP segment revenue, for the nine months ended September 30, 2011.  The increase in selling, general, and administrative expenses is primarily due to the inclusion of the GenturaDx acquisition costs of $2.3 million and selling, general and administrative expenses, the inclusion of LMA for the entire nine months ended September 30, 2012, and the expansion of the biodefense group.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$28,486	$58,282
Short-term investments	13,117	42,574
Long-term investments	6,000	6,151
	$47,603	$107,007

At September 30, 2012, we held cash and cash equivalents, short-term investments, and long-term investments of $47.6 million and had working capital of $84.1 million. At December 31, 2011, we held cash and cash equivalents, short-term investments, and long-term investments of $107.0 million and had working capital of $136.9 million.  The decrease in cash and cash equivalents, short-term investments, and long-term investments in the nine months ended September 30, 2012 is primarily attributable to the acquisition of GenturaDx for $48.3 million net cash, stock repurchases of $20.9 million (at an average cost of $20.78 per share), capital expenditures of $7.5 million and our $1.0 million strategic investment in a private company, offset by net income of $8.2 million and proceeds from employee stock plans and issuances of common stock of $3.2 million. In addition, changes to the timing and frequency of the shares purchased under our share repurchase program could affect the overall timing of the outlay of cash over the remainder of the year.

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

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2012.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) signing of partnership agreements which include significant up front license fees; and, (iv) signing of strategic investment or acquisition agreements requiring significant cash consideration.  See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2011 10-K and our other filings with the Securities and Exchange Commission.

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

Debt

On December 12, 2003, Luminex Molecular Diagnostics (“LMD”) entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (Cdn) $7.3 million relating to the development of several genetic tests.  This agreement was amended in March 2009.  Funds were advanced from Technology Partnerships Canada ("TPC"), a special operating program.  The actual payments we received were predicated on eligible expenditures made during the project period which ended July 31, 2008.  LMD has received Cdn $4.9 million from TPC which is expected to be repaid along with approximately Cdn $1.6 million of imputed interest for a total of approximately Cdn $6.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at September 30, 2012 would yield a less than 1% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of September 30, 2012, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $687,000 on foreign currency denominated asset and liability balances as of September 30, 2012. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $69,000 was included in determining our consolidated results for the quarter ended September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 30, 2012 Abbott Molecular, Inc. ("Abbott") was named as a defendant in the complaint filed by ENZO Life Sciences, Inc. in the U.S. District Court in Delaware alleging infringement of its US Patent 7,064,197 as a result of Abbott's distribution of the Company's xTAG Respiratory Viral Panel.  Luminex is not a named defendant in this matter, but Luminex and Abbott have entered into an agreement that requires Luminex to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of the Company's xTAG Respiratory Viral Panel. Abbott filed an answer on October 15, 2012.   A trial date has not been set. The parties to the lawsuit will begin engaging in the discovery process. There can be no assurance that Abbott or Luminex will successfully defend this suit or that a judgment against Abbott would not materially adversely affect Luminex's operating results.

When and if it appears probable in management's judgment that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities will be recorded in the financial statements and charges will be recorded against earnings. Though there can be no assurances, our management believes that the resolution of existing routine matters and other incidental claims, taking into account accruals and insurance, will not have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of the 2011 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the 2011 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the third quarter of 2012 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/12 - 7/31/12	67,969	$16.68	63,000	$11,334,841
8/1/12 - 8/31/12	75,636	15.78	202,375	8,140,991
9/1/12 - 9/30/12	320,893	20.24	295,501	—
Total Third Quarter	464,498	$18.99	560,876	$—
(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.
(2) On February 2, 2012, the Board of Directors authorized the repurchase of common stock up to the lesser of $22.75 million, or 650,000 shares, of its outstanding common stock. This new stock repurchase program is scheduled to expire on December 31, 2012. The repurchase program does not obligate us to acquire any particular amount of common stock and the repurchase program may be suspended at any time at our discretion.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents
2.1
Agreement and Plan of Merger, dated July 9, 2012, by and among Luminex Corporation, Grouper Merger Sub, Inc., GenturaDx, Inc. and the Seller Representative, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 12, 2012.*

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

________________________

*           Schedules, annexes and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Luminex agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2012

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger, dated July 9, 2012, by and among Luminex Corporation, Grouper Merger Sub, Inc., GenturaDx, Inc. and the Seller Representative, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 12, 2012.*

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

________________________

*           Schedules, annexes and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Luminex agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.