Form 10-K
period 2012-12-31
LUMINEX CORP
filed 2013-02-22
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________

FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended	December 31, 2012	or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No. 000-30109
_______________

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
(512) 219-8020
(Registrant’s telephone number, including area code)
_______________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]   No [X]

Based on the closing sale price of common stock on The NASDAQ Global Select Market on June 29, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $931,105.784 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates.”

There were 41,668,172 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on February 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Safe Harbor Cautionary Statement

This annual report on Form 10-K contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, new products, assay sales, projected consumables sales patterns or bulk purchases, budgets, anticipated gross margins, liquidity, cash flows, projected costs, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and acquisition integration and the expected benefit of our acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

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

•	the timing of and process for regulatory approvals;

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

•
risks and uncertainties associated with implementing our acquisition strategy, including our ability to obtain financing, our ability to integrate acquired companies, such as GenturaDx, Inc. acquired in July 2012, or selected assets into our consolidated business operations, and the ability to recognize the benefits of our acquisitions;

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

Our xMAP® (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, light emitting diodes (LEDs), digital signal processors, photo detectors, charge-coupled device imaging and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry, which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  In addition to our xMAP technology, our other offerings include our proprietary MultiCode® technology, used for real-time polymerase chain reaction (PCR) and multiplexed PCR assays, as well as automation and robotics in the field of dry sample handling.  Our business is currently organized into two reportable segments: the technology and strategic partnerships (TSP) segment and the assays and related products (ARP) segment.  Our products are described below under “Products.”

The TSP segment has been built around strategic partnerships. As of December 31, 2012, we had approximately 55 strategic partners, 40 of which have developed reagent-based products utilizing our technology. Luminex and these partners have sold approximately 9,659 xMAP-based instruments in laboratories worldwide as of December 31, 2012. We license our xMAP technology to our partners, who then develop products that incorporate the xMAP technology into products that they sell to end users. We also develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. When our partners sell xMAP-based reagent consumable products or xMAP-based testing services, which run on the xMAP instrumentation, to end users, such as testing laboratories, we obtain a royalty on the sales from the partner.

The ARP segment is primarily involved in the development and sale of assays utilizing xMAP technology on our installed base of systems.  It augments our partnership model with a distribution model, designed to take advantage of our increasing installed base of xMAP-based instrumentation.  The ARP segment is primarily focused on multiplexed applications for the human molecular clinical diagnostics market. Our ARP segment products are currently focused on three segments of the molecular diagnostic testing market: human genetics, personalized medicine and infectious disease. We have established our position in the marketplace through our regulatory compliant manufacturing processes,  product development competencies and U.S. Food and Drug Administration (FDA) compliant manufacturing capabilities.

We have established a significant position in several segments of the life sciences industry by developing and delivering products that meet customer needs in specific market segments, including multiplexing, accuracy, precision, sensitivity, specificity, reduction of labor and ability to test for proteins and nucleic acids. These needs are addressed by our proprietary technology, which allows the end user in a laboratory to perform biological testing in a multiplexed format. Multiplexing allows for many different laboratory results to be generated from one sample at one time. This is important because our end user customers and partners, which include laboratory professionals performing research and clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology such as xMAP, the laboratory professional had to perform one test on one sample in a sequential manner, and if additional testing was required on that sample, a second procedure would be performed to generate the second result, and so on until all the necessary tests were performed. By using xMAP technology, these end users have the opportunity to become more efficient by generating multiple simultaneous results per sample. We believe that this technology may also offer advantages in other industries, such as in food safety/animal health, newborn screening and bio-defense/bio-threat markets. Using the products Luminex has available today, up to 500 simultaneous analyte results can be generated from a single sample.

Luminex was incorporated under the laws of the State of Texas in May 1995. We were reincorporated in the State of Delaware in February 2000.

Recent Events

Acquisition of GenturaDx

On July 11, 2012, we completed the acquisition of privately-held GenturaDx, Inc. (GenturaDx), a molecular diagnostics company focused on making nucleic acid testing both affordable and practical for any laboratory. We acquired all of the outstanding capital stock of GenturaDx in exchange for approximately $50 million cash consideration, subject to working capital adjustments, plus (i) $3 million in consideration contingent upon achieving certain future development and regulatory milestones by December 31, 2013, (ii) up to $7 million in consideration contingent upon achieving certain future development and regulatory milestones by June 30, 2014 and (iii) additional consideration contingent upon developed products exceeding certain revenue thresholds in each of 2013, 2014 and 2015.  The acquisition was funded by the use of cash on hand. Upon acquisition, GenturaDx was included in our ARP segment.

GenturaDx is in late stage development of a fully integrated, highly automated, real-time PCR system that employs a single-use cassette for sample-to-answer workflow. This new system is expected to integrate with our MultiCode-RTx chemistry to make rapid, high-quality molecular diagnostics accessible to hospitals and patients worldwide.  GenturaDx's patented cartridge design provides automated sample extraction, amplification and detection, thereby improving testing throughput, while reducing hands on time, turnaround times and sample handling. Luminex anticipates commercial availability of assays for use with this system in 2014.

Defense Threat Reduction Agency Contract

On August 9, 2012, we were awarded a contract by the Defense Threat Reduction Agency (DTRA) worth up to $11.6 million over three and a half years. The contract is expected to fund development of a prototype instrument that is expected to be a highly portable, field-deployable diagnostic tool capable of rapid detection of biothreat agents and patient response biomarkers indicative of systemic disease. This hand-held system is expected to detect both protein and nucleic acid targets to aid diagnosis of Systemic Inflammatory Response Syndrome, a consequence of blood infection in conventional combat, biowarfare and combat operations in developing and resource-limited areas.

Available Information

Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “LMNX.”  Our principal executive offices are located at 12212 Technology Blvd., Austin, Texas 78727, and our telephone number is (512) 219-8020.   Our website address is www.luminexcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC.  Information contained or accessible on our website is not incorporated by reference into this report and such information should not be considered to be part of this report except as expressly incorporated herein.  The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s website at www.sec.govUH.  The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Questions regarding the public reference room may be directed to the SEC at 1-800-732-0330.

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

•	detect genetic variations, such as single nucleotide polymorphisms or genetic mutations present in inherited diseases;

•	measure the response to a compound or dosage by measuring cellular activity for drug discovery and development; and

•	assist physicians in prescribing or dosing the appropriate drug therapy based on the patient’s genetic makeup, a field known as pharmacogenetics.

The life sciences customer can purchase bioassays in the form of complete off-the-shelf kits, develop them from scratch or utilize a customized service to meet their specific needs.

The table below briefly describes the key bioassay technologies in the life sciences industry:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED

BioChips/Microarrays	High-density arrays of DNA fragments or proteins attached to a flat glass or silicon surface	Biomedical research and clinical diagnostics
Sequencing	Instruments which “read” the nucleotide sequence of DNA or ribonucleic acid (RNA) by a variety of methods	Biomedical research and clinical diagnostics
Automated Immunoassays	Automated test tube-based instruments used for detecting antibodies, proteins and other analytes	Clinical diagnostics
Gels and blots	Physical separation of molecules or analytes for visualization	Biomedical research and clinical diagnostics
PCR methods	Tests which use PCR technology to test DNA and RNA	Nucleic acid testing in clinical diagnostics and biomedical research
Microfluidics chips	Miniaturized liquid handling system on a chip	Biomedical research and clinical diagnostics
Microtiter-plate based assays	Plastic trays with discrete wells in which different types of assays are performed, usually Enzyme-Linked Immuno-Sorbent Assay (ELISA) tests	Drug discovery, clinical diagnostics and biomedical research
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

By performing multiple assays at one time, xMAP technology is designed to be cost effective for customers compared to competitive techniques such as ELISA or Real-time PCR. By analyzing only those assays in which a customer is interested, xMAP is also more cost effective than most competing microarray technologies. In addition, microsphere-based bioassays are inexpensive compared to other technologies, such as biochips.

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

In June 2011, we acquired EraGen Biosciences, Inc., now referred to as Luminex Madison (LMA), which provided us with access to a highly complementary portfolio of molecular diagnostic assays based on an innovative and proprietary technology platform called MultiCode®. This unique assay chemistry is a flexible platform for both real-time PCR and multiplex PCR-based applications. Our MultiCode technology is powered by a base pair (man made nucleotide pair isoC:isoG in addition to the A:T and G:C nucleotide pairs found in nature) that does not exist in nature, but can be combined with natural base pairs, and incorporated into a wide range of molecular diagnostic applications. The MultiCode base pair is recognized by naturally occurring enzymes and can be used for the specific placement of reporter molecules and to increase the molecular recognition capabilities of hybridization-based assays. The MultiCode base pair enables solutions to complex molecular challenges that were previously not possible with natural nucleic acid alone.

We have multiple assay development activities ongoing in the ARP segment. The ARP segment has assay development programs focused in the areas of human genetics, pharmacogenetics, infectious disease, newborn screening, custom gene expression assays, agricultural testing, and bio-threat.  In 2013, we have plans to submit certain assay products to regulatory authorities, including the FDA and foreign equivalents, for clearance in order to comply with established guidelines across the jurisdictions in which we participate.

Business Strategy

Our company’s focus continues to be the establishment of Luminex as an industry leader and our xMAP and Mulitcode-RTx technologies as the industry standards for performing bioassays by transforming Luminex from a technology-based company to a market-driven, customer-focused company. To achieve this objective, we have implemented and are pursuing the following strategies:

•	Focus on key market segments

We have identified the following key market segments: (i) molecular infectious disease, (ii) genetic or inherited disease, (iii) pharmacogenetic testing, (iv) immunodiagnostics, (v) life sciences research, and (vi) bio-defense, or bio-threat testing. We will continue to employ a combination of both a partnership driven business model and a product driven business model focused on selected market segments and bioassay applications.

•	Direct sales and customer support in molecular diagnostics

On January 1, 2013, we assumed responsibility from our major distributors to directly serve the customer base that they supported with a portion of our proprietary molecular diagnostics product line. Our decision to go direct was driven by our desire to take control of our molecular diagnostics business to drive demand for our products, build on our direct relationship with the end user customer and benefit from end user customer pricing.

•	Continue to develop strategic partnerships focused in select key market segments

As of December 31, 2012, 40 of our 55 strategic partners have developed and commercialized xMAP based assay products and are submitting royalties.  We also have strategic partners who distribute Luminex products.  During 2012, the 40 strategic partners who have commercialized xMAP based assay products accounted for approximately 76% of our total revenue and all of our strategic partners represented approximately 81% of our total revenue. We intend to broaden and accelerate market acceptance of xMAP technology through development, marketing and distribution partnerships with leading companies in the life sciences markets. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base.  Furthermore, our partners’ investments in research and development for xMAP applications provide Luminex xMAP customers with more assay product options than any one company or Luminex could develop and commercialize individually.

We will continue to focus our commercialization efforts through our strategic partners covering large sectors of the life science research market where Luminex believes it has competitive advantages over alternative technologies and approaches. We define strategic partners as those companies in the life sciences markets that develop and distribute assays and tests on xMAP technology or may only distribute our xMAP technology based systems and consumables.  With our partners’ support and through our direct commercial efforts in the molecular diagnostics clinical laboratory segment, we have targeted major pharmaceutical companies, large clinical laboratories, research institutions and major medical institutions for our principal marketing efforts. We believe these customers provide the greatest opportunity for maximizing the use of xMAP based products and continued adoption by these industry leaders will promote wider market acceptance of our xMAP technology.

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

Our research and development group is pursuing projects such as the development of consumables, automation, software and the expansion and enhancement of our multiplexing capabilities to advance our technologies and market acceptance. Along with these projects, we are focusing resources on improving the simplicity and ease of use of our mulitplex products through the development of a new version of our multiplex PCR technology. This new chemistry is expected to enable customers to perform multiplex assays very simply and easily, with very little labor and much faster turnaround times. We recognize that the critical aspect of our current technology that we want to preserve for our larger customers is the ability to process anywhere from 1 to 96 patients in a single batch. This throughput flexibility and capacity is a critical aspect for tests like our xTAG Respiratory Viral Panel (RVP), in which seasonality and local outbreaks can cause testing volumes to surge unpredictably. We intend to offer the convenience of a one-step workflow with the throughput of a batch-based system. In addition, products using this new chemistry are expected to have the convenience of room temperature shipping and storage. We intend to release a next-generation respiratory panel and new multiplex tests offering these workflow advantages over the next several years.

In 2012, we added the technology of GenturaDx, with its sample-to-answer prototype instrument. This technology, when combined with our proprietary real-time PCR chemistry and a new menu of highly automated assays that we are developing, is expected to enable us to offer a differentiated, sample-to-answer solution.

We have used both strategic acquisitions, as well as research and development, to expand the breadth of technology and solutions we offer our customers to meet their needs.  We have developed a full range of multiplexing instruments and consumables to cover a broad range of customer applications and budgets.  We have developed, and continue to improve, the xTAG multiplex PCR chemistry for our proprietary multiplex assays in areas such as human genetic testing, personalized medicine testing and infectious disease testing.  We have also acquired the MultiCode RTx real-time PCR technology for both quantitative and qualitative low-plex real-time assays.  We have acquired GenturaDx and its IDBox sample-to-answer platform, which is compatible with our MultiCode RTx technology, to provide our customers with molecular assays that are very easy to implement.  And we have developed a high-throughput, automated immunodiagnostic analyzer for newborn screening applications.  All of these technology solutions provide our customers with a breadth of innovative solutions to meet their many testing needs.

We are also collaborating with industry participants, biomedical research institutions and government entities to develop additional products. We also continuously consider other adjacent markets where our platform and assay offerings would be beneficial. We believe that our design, development, and manufacturing capabilities and FDA compliance track record provide us a competitive advantage over our competitors, relating to the commercialization of both multiplex testing platforms and assay products.

•	Opportunistically pursue acquisitions that could accelerate these strategies

We have developed analytical tools and an evaluation template to assess potential acquisition targets to accelerate our business strategies in the key markets described above. This approach led to the acquisition of Tm Bioscience Corporation (Tm Bioscience), now referred to as Luminex Molecular Diagnostics (LMD) in 2007, the acquisition of Bizpac (Australia) Pty. Ltd. (BSD) in 2010, the acquisition of LMA in 2011 and the acquisition of GenturaDx in 2012. We actively evaluate opportunities to enhance our capabilities or our access to targeted markets or technologies, or provide us other advantages in executing our business strategies in our key markets.

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

xTAG® Microspheres. These dyed microspheres are linked to a set of 100 proprietary nucleic acid capture sequences providing a “universal array” for DNA and RNA work.  They are designed for conducting genotyping and other nucleic acid-based experiments in the life sciences markets. When used in conjunction with our Luminex systems, the xTAG microspheres are designed to simplify the genotyping assay development process and increase assay flexibility. The xTAG microspheres may be used in customized end user identified single nucleotide polymorphisms or in pre-defined kits developed by our strategic partners.

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

Software

xPONENT®.  Our xPONENT software is included in all of our new instruments and enhances both ease-of-use and automation capabilities expanding xMAP functionality in our core market segments.  Customer-centric development and extensive field testing with customers has resulted in a user experience which is a significant step forward in the market place. The software suite incorporates important features, all designed to simplify laboratory workflow and increase productivity, including: enhanced security (21 CFR Part 11 compliance and electronic signatures); integration capabilities that allow users to transmit and receive data from Laboratory Information Systems (LIS/LIMS); integration with the most popular automated sample preparation systems; the ability to run magnetic bead applications; and touch-screen capability. xPONENT is sold on new Luminex 100, 200, FLEXMAP 3D, and MAGPIX systems and is available as an upgrade to the existing LX systems in the marketplace.  Sales of this product during 2012 did not represent a material component of our revenue.

ARP Segment

Assay Product Families

A product family consists of two or more assay products which are focused on similar or related markets.  Each assay consists of a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples.  As of February 21, 2013 the following product families are commercially available:

Respiratory Viral Family

This family of products includes RVP, as well as xTAG RVP FAST, a newer version of the original RVP assay.  These in vitro diagnostic (IVD) products enable our laboratory end users to identify the causative agent for respiratory infections, a major cause of illness and mortality globally, for their physicians and patients.

Gastrointestinal Pathogen Detection Family

The Gastrointestinal Pathogen Panel (GPP) family of products includes IVD assays as well as individual analyte specific reagents which can be developed by Clinical Laboratory Improvement Amendments labs into laboratory developed tests.  These products enable laboratory end users to identify the pathogens causing infectious gastroenteritis, which is a major cause of morbidity and mortality globally.

MultiCode® Assays and Products Family

This product family includes our FDA-cleared HSV1/2 kit as well as a number of analyte specific reagents and other products.  These products are generally designed to detect infectious agents in clinical samples using our proprietary MultiCode RTx real-time PCR chemistry.

Cystic Fibrosis Family

These FDA-cleared and Conformité Européenne (CE) marked IVD kits include the first-ever FDA-cleared IVD for cystic fibrosis genotyping.  Current recommendations by the American College of Medical Genetics and the American College of Obstetricians and Gynecologists include screening for 23 mutations in the cystic fibrosis transmembrane conductance regulator gene. The xTAG Cystic Fibrosis kits screen for these mutations in addition to a variety of other important cystic fibrosis (CF) mutations, commonly found in the ethnically diverse North American and European populations.  These kits are typically used for screening newborns and for diagnosing adult carriers of the CF gene.

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

Newborn Screening Product Family

The Newborn Screening Product Family, including the NeoPlex® System and xMAP NeoPlex4® Assay, CardScan®, BSD 300 Puncher, and xTAG Cystic Fibrosis Kit, is a complete system solution enabling newborn screening laboratories to streamline their workflow.  The NeoPlex System and xMAP NeoPlex4 Assay is a high-throughput multiplexing system that simultaneously tests four analytes which are indicators of congenital hypothyroidism, congenital adrenal hyperplasia, and CF.  CardScan is a quality-management, automated tool that detects dried blood spot quality, helps enable newborn screening laboratories to improve workflow and optimize patient samples.  BSD 300 Puncher is a semi-automated punching instrument specifically designed to improve laboratory throughput by multi-punching from a single presentation of sample.

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

We continue to use strategic partners as the primary distribution channel for our systems, and we will continue to pursue new partnerships focusing on partners with market presence in our key segments described above.  Some of our strategic partners develop application-specific bioassay kits for use on our xMAP platform that they, in turn, sell to their customers thereby generating royalties for us. Certain strategic partners also perform testing services for third parties using our technology also resulting in royalties for us.  Other strategic partners buy our products, including xMAP Luminex systems and consumables, or xTAG test kits, and then resell those products to their customers. As of December 31, 2012, we had approximately 55 strategic partners, compared to approximately 66 strategic partners as of December 31, 2011.  On a regular basis, we update our strategic partner listing to reflect results of partner consolidations due to mergers and acquisitions, commercial sales inactivity, as well as termination or expiration of existing non-performing partner agreements, which in 2012 did not account for material revenue. During 2012, 41 strategic partners had released commercialized products utilizing the Luminex platform and were submitting royalties. As of December 31, 2012, 40 of these strategic partners with commercialized products remain, of which 22 companies principally serve the clinical diagnostics market and 18 companies principally serve the life science research market. Revenues through these commercialized, royalty-submitting, strategic partners constituted 76% of our revenues for 2012. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ bioassay testing competencies, customer relationships and distribution channels, we believe that we can continue to achieve measurable market penetration and technology adoption.

We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP technology as an embedded system under their own branding and marketing efforts.

Customers

In each of the last three years, one or more customers each accounted for more than 10% of our total revenues. Thermo Fisher Scientific, Inc., including acquired One Lambda, Inc., accounted for 24%, 30% and 23% of our total revenues in 2012, 2011 and 2010, respectively. Laboratory Corporation of America (LabCorp), including acquired Genzyme Genetics, accounted for 19%, 10% and less than 10% of our total revenues in 2012, 2011 and 2010, respectively.  Bio-Rad Laboratories, Inc. accounted for 8%, 10%, and 13% of our total revenues in 2012, 2011 and 2010, respectively.  No other customer accounted for more than 10% of our total revenues in 2012, 2011 or 2010. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

Thermo Fisher Scientific, Inc., including acquired One Lambda, Inc., accounted for 28%, 33%, and 21% of our total TSP segment revenues in 2012, 2011 and 2010, respectively. Bio-Rad Laboratories, Inc. accounted for 14%, 14%, and 17% of our total TSP segment revenues in 2012, 2011 and 2010, respectively.  EMD Millipore accounted for 13%, 11%, and 12% of our total TSP segment revenues in 2012, 2011 and 2010, respectively.  LabCorp, including acquired Genzyme Genetics, accounted for 45%, 31%, and 29% of our total ARP segment revenues in 2012, 2011 and 2010, respectively.  Thermo Fisher Scientific, Inc. accounted for 18%, 24%, and 29% of our total ARP segment revenues in 2012, 2011 and 2010, respectively.  Abbott Laboratories accounted for 9%, 10%, and 16% of our total ARP segment revenues in 2012, 2011 and 2010, respectively. No other customer accounted for more than 10% of total segment revenues in 2012, 2011 or 2010. As a result of our focus on selling directly to the end user, customer concentration in the ARP segment is expected to decline in future periods.

International Operations

We currently sell our products to a number of customers outside the United States, primarily including customers in other areas of North America, Europe and Asia-Pacific.  For the annual periods ended December 31, 2012, 2011, and 2010, foreign sales to customers totaled $34.7 million, $31.9 million, and $23.6 million, respectively, representing 17%, 17%, and 17%, respectively, of our total revenues for such periods.  We have foreign subsidiaries in Canada, the Netherlands, the People’s Republic of China, Japan and Australia, which increase our international support, service and marketing capabilities.  Our foreign subsidiaries are a direct and integral component of the U.S. entity’s operations and their efforts support the sales made by our North American entities.  Sales to territories outside of the U.S. are primarily denominated in U.S. dollars.  We believe that our activities in some countries outside the U.S involve greater risk than our domestic business due to the foreign economic conditions, exchange rate fluctuations, local commercial and economic policies and political uncertainties.  See Note 18 to our Consolidated Financial Statements.

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

Research and Development

Our research and development groups seek to advance the capabilities of xMAP and MultiCode technology to further penetrate the life sciences industry to increase utilization of our systems. In addition, we collaborate with other companies, academic institutions and our customers to increase the breadth of xMAP applications. Our research and development expense for the years ended December 31, 2012, 2011, and 2010, was $40.8 million, $33.4 million, and $26.8 million, respectively including customer-sponsored research funding of $1.1 million, $0.6 million, and $0.8 million, respectively.

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

Our software research and development teams will continue to extend xPONENT instrument control and analysis software capabilities.  xPONENT software provides analysis and automation interface capabilities as well as control functions for Luminex instruments.  New versions of xPONENT will provide sophisticated data regression functionality and increased productivity through better instrument utilization.  We continue to develop applications like xPONENT QC-Reviewer that will bridge the gap between the instrument control software and the Laboratory Information Systems to provide better test results management and wider use of Luminex developed assays.

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

We have approximately 41,000 square feet of manufacturing space located at our principal executive offices in Austin, Texas.  We initially certified our Quality Management System (QMS) to the ISO 9001:2000 standard and in 2010 updated our certification to ISO 9001:2008.  ISO is an internationally recognized standard for quality management systems.  Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards.  Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification.  Also, we have our QMS certified to the ISO 13485:2003 Quality Management Standard and the Canadian Medical Devices Conformity Assessment System (CMDCAS) for Medical Devices.  These standards include a special set of requirements specifically related to the supply of medical devices and related services.  Additionally, we manufacture to current Good Manufacturing Practice requirements and our QMS is implemented in accordance with FDA Quality System Regulations.

In addition, we have approximately 6,000 square feet of manufacturing space located in Toronto, Canada, approximately 6,000 square feet of manufacturing space located in Madison, Wisconsin and approximately 4,000 square feet of manufacturing space in Acacia Ridge, Queensland, Australia.  The Toronto and Madison facilities and related QMS have been certified to the ISO 13485:2003 standard and registered under the CMDCAS and the Australia facility and the BSD QMS have been certified to the AS/NZS ISO 9001:2008 standard.

Instruments

Contract manufacturers assemble certain components of our xMAP technology systems. The remaining assembly and manufacturing of our systems are performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility.  Parts and component assemblies that comprise our xMAP technology system are obtained from a number of sources.  We have identified alternate sources of supply for several of our strategic parts and component assemblies.  Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability and flexible purchasing terms with respect to the purchase of such components.  As of December 31, 2012, a total of 9,659 Luminex multiplexing analyzers had been sold since inception.

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

Assays and Reagents

Contract manufacturers produce certain components of our xMAP-based and MultiCode-based developed reagents. The remaining assembly and manufacturing of our developed kits are performed at either our facility in Austin, Texas; Toronto, Canada; or Madison, Wisconsin. The quality control and quality assurance protocols are all performed at our facilities.  Reagents, consumables and other raw material that comprise our kits are obtained from a number of sources.

Increasing regulatory requirements coupled with rising demand for new clinical applications are driving demand for laboratory developed tests. Our proprietary technologies and platforms offer a unique combination of flexibility and throughput, as our systems' open architecture, software and standard protocols allow our customers the ability to use our proprietary reagents to validate and verify a new test, while being able to utilize the same system to handle increasing volumes once the assay is commercialized.

Automated Punching Systems

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

Our diagnostic market competitors include Abbott Laboratories, Applied Biosystems Inc., BioFire Diagnostics, Inc., Cepheid, GenMark Dx, Johnson & Johnson, Roche Diagnostics, Siemens Medical, and Hologic, Inc. among others. Some of these companies have technologies that can perform a variety of established assays. Some of these companies also offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.

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

We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our current and anticipated customer base. We currently own 218 issued patents worldwide, including 85 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technology include France, Germany, United Kingdom, Australia, Japan, Italy, Netherlands, Canada, Hong Kong and China, amongst others. In addition, our patent portfolio includes 210 pending patent applications in the United States and other foreign jurisdictions.  We believe our patents and pending claims provide, or will provide, protection for systems and technologies that allow “real time” multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold patents covering the precision-dyeing process used in the manufacture of our fluorescent microspheres and patents covering digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. In addition, multiple granted patents and pending applications describe aspects of MagPix instruments and their use, Multicode technology, xTAG technology, as well as our recently acquired automated real-time PCR system.

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

Government Regulation

Food and Drug Administration

The FDA regulates medical devices pursuant to various statutes, namely the Federal Food, Drug and Cosmetic Act as amended and supplemented by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, the Medical Device Amendments of 1992, the FDA Export Reform and Enhancement Act of 1996, the FDA Modernization Act of 1997, the Public Health, Security and Bioterrorism Preparedness and Response Act of 2002, the Medical Device User Fee and Modernization Act of 2002, and the Project BioShield Act of 2004. Medical devices, as defined by statute, include instruments, machines, in vitro reagents or other similar or related articles, including any components, parts, or accessories of such articles that are intended for use in the diagnosis of disease or other condition or in the cure, mitigation, treatment or prevention of disease; or are intended to affect the structure or function of the body and do not achieve their intended purpose through chemical action or metabolization. The FDA classifies medical devices intended for human use into three classes. For Class I devices, general controls (for example, labeling and good manufacturing practices) provide reasonable assurance of safety and effectiveness. Class II devices are products for which general controls do not provide reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls (for example, special control documents, guidelines and patient registries). Class III devices are products for which neither general nor special controls provide reasonable assurance of safety and effectiveness.  Generally, Class III includes devices that support or sustain human life, are for uses that are substantially important in preventing impairment of human health, are used as a stand alone assay for patient screening or diagnosis of disease, or present a potential, unreasonable risk of illness or injury.

We manufacture a version of the Luminex LX 100/200 systems for use with diagnostic assay kits that are available through our strategic partners. For FDA purposes, the Luminex LX 100/200 systems are IVD cleared and are considered a component of our partners’ kit products. Depending on the particular kit’s regulatory classification into Class I, II, or III and its intended use, kits manufactured by our strategic partners that are used in conjunction with our technology may be subject to FDA clearance or approval before they can be marketed and sold. After incorporating the Luminex LX 100/200 systems into their products, our strategic partners are required to make various premarket submissions such as premarket approval applications, premarket notifications and/or investigational device exemption applications to the FDA for their products and are required to comply with numerous requirements and restrictions prior to clearance or approval of the applications. Our partners are also subject to a number of other requirements in the Food, Drug, and Cosmetic Act and its regulations, such as Good Manufacturing Practice requirements and Good Clinical Practice requirements. There can be no assurance that such requirements will always be met without interruption, or that the FDA will file, clear or approve our strategic partners’ submissions.

We also manufacture kit products that are intended for research use only (RUO) applications (not for diagnostic use), as well as kits that are for diagnostic use (currently regulatory classification of Class II). Additionally, the ARP segment manufactures products that are intended for RUO, those that are IVD cleared (Class II) as well as kits and IUO or clinical applications.

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

The State Food and Drug Administration, P.R. China is the government regulation authority in charge of safety management of drug, food, health food and cosmetics for the People’s Republic of China. In December 2007 we submitted the application for a certificate to combine both Luminex 100 and Luminex 200 into one product called Luminex System.  This certificate is required for registration and approval to import our products into China.  Luminex received the registration certificate from the People’s Republic of China for the Luminex 100 and Luminex 200 Systems on March 4, 2009.

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

RoHS

RoHS stands for “The Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment” and implements EU Directive 2002/95 which bans the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl and polybrominated diphenyl ether flame retardants.

The Directive directly affects producers who manufacture or assemble electrical or electronic equipment in the EU, importers of electrical or electronic equipment from outside the EU and companies that re-brand electric producers as their own. The Directive applies to electrical and electronic equipment falling under the categories 1, 2, 3, 4, 5, 6, 7 and 10 set out in Annex IA of the WEEE Directive (2002/96/EC).  Equipment categories 8 and 9 defined in the WEEE Directive are currently outside the scope of the RoHS Directive.  Luminex IVD equipment is classified as category 8 (Medical Devices) in Annex IA of the WEEE Directive, which is not covered within the scope of the RoHS Directive.  Luminex research equipment is classified as category 9 (Monitoring and Control Instruments) in Annex IA of the WEEE Directive, which is not covered within the scope of the RoHS Directive.

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

Luminex has declared that the LX100 IS, the LX200 IS, the FLEXMAP 3D and the MAGPIX are classified as self-declaration devices and are in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of IVDD 98/79/EC.  However, there can be no assurance that the EU member states will agree with our interpretation and implementation of these regulations. As the European marketplace continues to be material to our operations, failure by us or our strategic partners to comply with the IVDD could have a material adverse effect on our business.

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

Sunshine Act

In 2010, Congress enacted a statute commonly known as the Sunshine Act, as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”). The Sunshine Act aims to promote transparency and requires manufacturers of drugs, devices, biologicals, and medical supplies covered by Medicare, Medicaid or the Children's Health Insurance Program (“CHIP”) to report annually to the Centers for Medicare and Medicaid Services (“CMS”) any payments or other transfers of value made to physicians and teaching hospitals, with limited exceptions. Manufacturers must also disclose to CMS any physician ownership or investment interests. On February 8, 2013, CMS issued a final rule implementing the Sunshine Act. Entities covered by law, including Luminex, must begin reporting by March 31, 2014. The first report must address payments and relationships from August 1, 2013 through December 31, 2013. CMS will release data on a public website by September 30, 2014. Failure to comply with the reporting requirement may result in substantial penalties.

Other

Further, based on the Health Reform Law, the IRS issued a final rule on December 7, 2012 implementing a Medical Device Excise Tax on manufacturers that applies to medical devices sold after December 31, 2012. The tax is 2.3% of the sale price on non-exempt medical devices. We do not expect this tax to have a material impact on our operations.

Employees

As of February 21, 2013 and December 31, 2012, respectively we had a total of 709 and 687 employees and contract employees, as compared with 601 as of December 31, 2011.  The increase from December 31, 2011 to 2012 is primarily the result of the addition of sales and marketing employees focusing on selling to our end customers directly, as well as personnel added related to development, production, regulatory clearance, and quality control for our new bead products and assays.  None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

Seasonality

Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, sales of our Respiratory Viral products in our ARP segment have demonstrated seasonal fluctuations consistent with the onset and decline of influenza like illnesses.  In addition, we experience periodic fluctuations in the sales of our Respiratory Viral products as they vary along with the severity and course of general outbreaks of respiratory illnesses.

Segments

Financial information relating to our reportable segments for the years ended December 31, 2012, 2011, and 2010 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

Executive Officers of the Registrant as of February 21, 2013

Name	Age	Position

Patrick J. Balthrop	56	President and Chief Executive Officer
Harriss T. Currie	51	Chief Financial Officer, Vice President, Finance and Treasurer
Jeremy Bridge-Cook, Ph.D	44	Senior Vice President, R&D
Michael F. Pintek	44	Senior Vice President, Operations
Russell W. Bradley	48	Vice President, Business Development and Strategic Planning
Timothy R. Dehne	47	Vice President, Global Marketing
David S. Reiter	46	Vice President, General Counsel and Corporate Secretary

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

Jeremy Bridge-Cook, Ph.D.  Dr. Bridge-Cook has served as Senior Vice President, Research and Development since June 2009.  Dr. Bridge-Cook joined Luminex in March 2007 as Vice President of Luminex Molecular Diagnostics.  Previously, Dr. Bridge-Cook served as senior vice president, corporate development of Tm Bioscience.  Dr. Bridge-Cook joined Tm Bioscience in July 2000 as director of business development and served in various capacities thereafter, including vice president of business development, vice president of marketing and business development, and finally senior vice president, corporate development.  Prior to joining Tm Biosciences, Dr. Bridge-Cook worked for three years as an investment analyst at MDS Capital Corp. and University Medical Discoveries Inc. Dr. Bridge-Cook has a Ph.D. in Immunology from the University of Toronto and a B.Sc. in Biology from McMaster University.

Michael F. Pintek. Mr. Pintek joined Luminex as Senior Vice President of Operations in July 2009.  He joined Luminex from Roche Molecular Systems, Inc., a subsidiary of Roche Diagnostics Corporation, where he held several positions of increasing responsibility since 2001, most recently as Vice President and General Manager, Blood Screening at Roche.  Prior to Roche Molecular Systems, his experience includes a number of leadership positions with Ventana Medical Systems and Abbott Laboratories’ Diagnostics Division. Mr. Pintek holds a B.S. in Business Administration from Central Michigan University.

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

Timothy R. Dehne.  Mr. Dehne joined Luminex Corporation as Vice President of Systems Research and Development in July 2009 and currently serves as the Vice President of Global Marketing for the Company. Mr. Dehne spent over 21 years at National Instruments where he held many leadership positions most recently as Senior Vice President, Research and Development from 2003 through 2008.  Mr. Dehne is an accomplished executive in engineering, product development, and product strategy with significant experience in the technology sector. During his tenure at National Instruments his executive responsibilities included positions in research and development, marketing, and strategic marketing. Mr. Dehne holds a B.S. in Electrical Engineering from Rice University and serves on the Board of Directors for both Cirrus Logic, Inc. and privately held Asset Intertech Inc.

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

Due to the early stage of the market for molecular tests, projected growth scenarios for the ARP segment are highly volatile and are based on a number of underlying assumptions that may or may not prove to be valid, including the performance of strategic partners that distribute our ARP segment products and our ability to successfully implement our direct assay sales strategy.

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

The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. For the twelve months ended December 31, 2012, we had 41 strategic partners submitting royalties as compared to 43 for the twelve months ended December 31, 2011. Three customers, Thermo Fisher Scientific Inc., including acquired One Lambda, Inc., LabCorp and Bio-Rad Laboratories, Inc., accounted for 51% of total revenue (24%, 19% and 8%, respectively) in the twelve months ended December 31, 2012. For comparative purposes, these same three customers accounted for 50% of total revenue (30%, 10% and 10%, respectively) in the twelve months ended December 31, 2011 and 44% of total revenue (23%, 8% and 13%, respectively) in the twelve months ended December 31, 2010.   No other customer accounted for more than 10% of total revenue during the twelve months ended December 31, 2012.  We had only one additional partner who individually represented 5% or more of our total revenue for the year ended December 31, 2012.  In total, for the year ended December 31, 2012, our top four partners accounted for 59% of our total revenue.  In total, for the year ended December 31, 2011, our top four partners accounted for 58% of our total revenue. The loss of any of our significant strategic partners, or any of our significant customers, could have a material adverse effect on our growth and future results of operations.  The ARP segment is dependent on a few significant customers with respect to sales of its genetic test kits. If any significant customer discontinues its relationship with the ARP segment for any reason, or reduces or postpones current or expected purchase commitments for the ARP segment’s products, the ARP segment’s results from operations could be materially adversely affected.

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

If our direct selling efforts for our products are less successful than anticipated, our business expansion plans could suffer and our ability to generate revenues could be diminished.
We have a relatively small sales force compared to some of our competitors. If our direct sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our products, or maintain historical sales levels. If we fail to establish our systems in the marketplace, it could have a negative effect on our ability to sell subsequent systems and hinder the planned expansion of our business.

Our transition to selling more of our molecular diagnostics products on a direct basis and our limited history in selling directly makes forecasting difficult.

As of January 2013, we will transition to selling more of our molecular diagnostics products on a direct basis. We have limited historical experience forecasting the direct sales of our molecular diagnostics products. Our ability to produce product quantities that meet customer demand is dependent upon our ability to forecast accurately, plan production accordingly and scale our manufacturing efforts.

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

Global economic conditions could adversely affect our results of operations.  The credit markets and the financial services industry continue to experience turmoil and volatility, both domestically and internationally.  These conditions not only limit our access to capital but also make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses and consumers to slow spending on our products and services, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases.  If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies like those Luminex sells.  Certain of our partners and their and our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of, or development of products based on, our products or in an impairment of their ability to make timely payments to us.  If our partners and our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers, increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted.   Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we may not continue to experience the same loss rates that we have in the past, especially given the current turmoil of the worldwide economy.  Additionally, these economic conditions and market turbulence may also impact our suppliers causing them to be unable to supply in a timely manner sufficient quantities of customized components, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

If the governmental laws and regulations change in ways that we do not anticipate and if we fail to comply with laws and regulations that affect our business, we could be subject to enforcement actions, injunctions and civil and criminal penalties or otherwise be subject to increased costs that could delay or prevent marketing of our products.

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

Medical device laws and regulations are in effect within the United States and also in many countries outside the United States. These range from comprehensive device clearance requirements for some or all of our medical device products to requests for product data or certifications regarding the hazardous material content of our products. As a device manufacturer, beginning March 2014 we are required to annually report to CMS any payments or transfers of value we have made to physicians and teaching hospitals and any physician ownership or investment interest in the company. As part of the European Council Directive 2002/96 of February 13, 2003, we are expected to comply with certain requirements regarding the collection, recycling and labeling of our products containing electronic devices in each of the European Union, or EU, member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. Our products are currently exempt from the European Council Directive 2002/95 of January 27, 2003, Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS), which required the removal of certain specified hazardous substances from certain products beginning July 1, 2006 in each of the member states. However, the EU has indicated that it may, and it is generally expected it will, include medical devices, including some of our products, under the jurisdiction of RoHS. If this exemption is revoked, it could result in increased costs to us and we cannot assure you we will ultimately be able to comply with RoHS or related requirements in other jurisdictions. In addition, the State of California adopted the Electronic Waste Recycling Act, effective January 1, 2007, which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices in California if they are also prohibited from sale in the EU under the RoHS directive because they contain certain heavy metals. The number and scope of these requirements are increasing and we will likely become subject to further similar laws in other jurisdictions. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and workplace health and safety.

Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (Directive) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our Luminex 100, Luminex 200, FLEXMAP 3D and MAGPIX instruments to the Directive.  Our devices are in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III, and the additional provisions of the Directive as of December 7, 2003. Subsequent audits are carried out annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. We became ISO 13485:2003 and CMDCAS certified in July 2005. Failure to maintain compliance with FDA, CMDCAS and EU regulations and other medical device laws, or to obtain applicable registrations where required, could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.

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

Our reliance on strategic relationships makes forecasting difficult.

As a result of our reliance on our strategic relationships, it can be difficult to accurately forecast future operating results. For the following reasons, estimating the timing and amount of sales of our products is particularly difficult:

•	We do not control the timing or extent of product development, marketing or sale of our products by our strategic partners.

•	We do not control the incentives provided by our strategic partners and distributors to their sales personnel.

•
We utilize a limited number of geographically focused distributors for a portion of our sales, including several of our key assay products and the loss of or nonperformance by these distributors could harm our revenues in the territories serviced by these distributors.

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

We currently own 218 issued patents worldwide, including 85 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technology include France, Germany, United Kingdom, Australia, Japan, Italy, Netherlands, Canada, Hong Kong and China, amongst others. In addition, our patent portfolio includes 210 pending patent applications in the United States and other foreign jurisdictions.  We also have patents covering key aspects of xTAG technology utilized in our assay products.

We require our employees, consultants, strategic partners and other third parties to execute confidentiality agreements. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. In addition, we have implemented a patent process to file patent applications on our key technology. However, we cannot guarantee that these agreements or this patent process will provide us with adequate protection against improper use of our intellectual property or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisers have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary technology, techniques and products or counterfeit versions of our products or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.

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

We may be unsuccessful in implementing our acquisition strategy. We may face difficulties integrating acquired entities with our existing businesses. Our business may be harmed by prior or future acquisitions.
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

•
future acquisitions may require us to incur debt or other obligations, issue additional securities, incur large and immediate write-offs, issue capital stock potentially dilutive to our stockholders or spend significant cash, or may negatively affect our operating results and financial condition. For example, the acquisition of GenturaDx is expected to have an anticipated short term dilutive effect on our earnings per share calculated in accordance with U.S. GAAP primarily due to the amortization of the intangible assets in connection with the acquisition;

•
if we spend significant funds or incur additional debt or other obligations, our ability to obtain financing for working capital or other purposes could decline, and we may be more vulnerable to economic downturns and competitive pressures.

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

•	we may fail to successfully obtain appropriate regulatory approval or clearance for products under development of our acquired businesses;

•	we may fail to successfully manage relationships with customers, distributors and suppliers;

•	our customers may not accept products of our acquired businesses;

•	we may fail to effectively coordinate sales and marketing efforts of our acquired businesses;

•	we may fail to combine product offerings and product lines of our acquired businesses quickly and effectively;

•	we may fail to effectively enhance acquired technology and products to develop new products relating to the acquired businesses;

•
an acquisition may involve unexpected costs or liabilities, including as a result of pending and future shareholder lawsuits relating to acquisitions or exercise by shareholders of their statutory appraisal rights, or the effects of purchase accounting may be different from our expectations;

•	an acquisition may involve significant contingent payments that may adversely affect our future liquidity or capital resources;

•	acquisitions and subsequent integration of these companies may disrupt our business and distract our management from other responsibilities; and

•	the costs of unsuccessful acquisition efforts may adversely affect our financial performance.

Other risks of integration of acquired businesses include:

•	disparate information technology, internal control, financial reporting and record-keeping systems;

•	differences in accounting policies, including those requiring judgment or complex estimation processes;

•	new partners or customers who may operate on terms and programs different than ours;

•	additional employees not familiar with our operations;

•	unanticipated additional transaction and integration-related costs;

•
our current and prospective customers and suppliers may experience uncertainty associated with an acquisition, including with respect to current or future business relationships with us and may attempt to negotiate changes in existing business;

•	facilities or operations of acquired businesses in remote locations or potentially foreign jurisdictions and the inherent risks of operating in unfamiliar legal and regulatory environments; and

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

We expect that revenue from U.S sales will continue to represent the majority of our total revenue, but our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe.  In fiscal 2012, approximately 17% of our revenue was derived from sales to non-U.S. customers, with approximately 9% of revenue from sales to customers in Europe. As such, a significant slowdown in these foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.  As a result of acquisitions and organic growth, we have operations and manufacturing facilities in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

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

We had an accumulated deficit of approximately $34.9 million as of December 31, 2012.

We have incurred significant net losses since our inception.  At December 31, 2012, we had an accumulated deficit of approximately $34.9 million. In order to remain profitable, we need to sustain or increase our revenues while achieving reasonable cost and expense levels.  We believe that we have achieved a level of consistent profitability from our continuing operations; however, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.  If we fail to achieve operating results in line with market expectations, the market price of our common stock will likely decline. Furthermore, as we continue to utilize cash to support operations, acquisitions and research and development efforts, we may further decrease the cash available to us.  As of December 31, 2012, cash, cash equivalents and short-term and long-term investments totaled $59.4 million, compared to $107.0 million at December 31, 2011.  The decrease since December 31, 2011 is primarily attributable to capital expenditures, share repurchases and strategic acquisitions and investments, offset by positive operating cash flows.

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

Third-party payors, such as government entities and healthcare programs, health maintenance organizations and private insurers, are continually seeking to reduce healthcare expenses. The federal government has also recently reduced the funding for certain government-sponsored healthcare programs which has caused these third party payors to seek further reduction in medical expenses. The federal government passed comprehensive healthcare reform with The Health Reform Law and is in the process of implementation.  The Health Reform Law could further limit government reimbursement to government-sponsored healthcare programs.  In some cases, commercial third-party payors rely on all or portions of government-sponsored healthcare programs to determine payment rates. Changes to government-sponsored healthcare programs that reduce payments under these programs may negatively impact payments from commercial third-party payors. Increasingly, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. They are also attempting to contain costs by limiting coverage and the reimbursement level of tests and other healthcare products. In addition, cost containment initiatives by governmental or educational entities or programs may reduce funding for genetic research and development activities and retard the growth of the genetic testing market. Without adequate coverage and reimbursement, consumer demand for tests could decrease. Decreased demand could cause our strategic partners to reduce purchases or to cancel programs or development activities and could cause sales of our products, and sales and services by our strategic partners, to fall. In addition, decreased demand could place pressure on us, or our strategic partners, to lower prices on these products or services, resulting in lower margins. Reduced sales or margins by us, or our strategic partners, would adversely affect our business, profitability and business prospects.

Our success depends on building and sustaining our technology infrastructure

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build, implement and sustain the proper technology infrastructure, we could be subject to transaction errors, the inability to properly support and service our customers, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach or cyber attack.

Our government contracts and administrative processes and systems related to such contracts are subject to audits and cost adjustments by the federal government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

Federal government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on government contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific government contract will not be reimbursed, any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems related to such contracts is found not to comply with governmental requirements, we may be subjected to increased government scrutiny that could delay or otherwise adversely affect our ability to compete for or perform government contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit of our government contracts by the DCAA or another government agency could cause our actual results of operations to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety related to such contracts were made against us. Each of these outcomes could adversely affect our results of operations. We do not know the outcome of any existing or future audits and if any future audit adjustments significantly exceed our estimates our profitability could be adversely affected.

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

The adoption of genetic testing is occurring within the broader context of a myriad of decisions related to genetic patenting and genotyping. Issues associated with health insurance, data access, intellectual property protection, national and international legislative initiatives and other variables may have a significant impact on the wide-spread adoption of genetic testing or on specific segments or tests within the genetic testing market.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

•	new, or changes in, recommendations, guidelines or studies that could affect the use of our products;

•	announcements of acquisitions or of technological innovations or new products or services by us or our competitors;

•	developments in relationships with our customers and suppliers;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the success or lack of success of integrating our acquisitions;

•	conditions or trends in the life science, biotechnology and pharmaceutical industries;

•	published studies and reports relating to the comparative efficacy of products and markets in which we participate;

•	additions or departures of key personnel;

•	developments in patents or other intellectual property rights and litigation;

•	changes in financial estimates by securities analysts;

•	general worldwide economic conditions and interest rates;

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

Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new securities offerings.
Future sales of our common stock, the perception that such sales could occur or the availability of shares of our common stock for future sale could adversely affect the market prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of options or for other reasons.

Anti-takeover provisions in our certificate of incorporation, bylaws and Delaware law could make a third party acquisition of us difficult.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal research and development, manufacturing and administrative facilities are located in Austin, Texas, and consist of approximately 171,000 square feet of leased space pursuant to lease agreements which expire between April 30, 2015 and June 30, 2017.  We maintain an additional 11,905 square feet of leased office space in Oosterhout, Netherlands, approximately 27,000 square feet of leased office and manufacturing space in Toronto, Canada, approximately 27,000 square feet of leased office and manufacturing space in Madison, Wisconsin, approximately 3,500 square feet of leased office space in Shanghai, People's Republic of China, approximately 2,500 square feet of leased office space in Tokyo, Japan, and approximately 9,350 square feet of leased office and manufacturing space in Brisbane, Australia.  Our facilities in Austin are used by both the ARP and TSP segments.  Our facilities in Oosterhout, Shanghai and Tokyo are primarily used by our TSP segment, and our Toronto, Madison and Brisbane facilities are primarily used by the ARP segment.

ITEM 3. LEGAL PROCEEDINGS

On August 30, 2012 Abbott Laboratories (Abbott) was sued by ENZO Life Sciences, Inc. (ENZO) in U.S. District Court in Delaware for alleged infringement of its US Patent 7,064,197 as a result of Abbott's distribution of Luminex's xTAG Respiratory Viral Panel.  Luminex and Abbott have entered into an agreement requiring Luminex to defend and indemnify Abbott for any alleged infringement resulting from its distribution of the Respiratory Viral Panel. Abbott filed an answer on October 15, 2012.  On November 30, 2012, Luminex intervened in the lawsuit. On January 2, 2013 ENZO filed additional claims against Luminex, alleging infringement of US Patent 8,097,405 resulting from Luminex's distribution of its Multicode products.  A trial date has not been set. The parties to the lawsuit have begun engaging in the discovery process.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “LMNX.”

The following table sets forth the range of high and low sale prices on The NASDAQ Global Select Market, as applicable, for each quarter during 2012 and 2011.  On February 21, 2013, the last reported sale price of our common stock was $17.34 per share.

2012	High	Low
First Quarter	$23.62	$19.50
Second Quarter	$25.79	$21.10
Third Quarter	$25.75	$16.80
Fourth Quarter	$19.71	$15.58

2011	High	Low
First Quarter	$19.65	$16.78
Second Quarter	$21.89	$18.46
Third Quarter	$24.70	$18.33
Fourth Quarter	$23.38	$18.45

Holders

As of February 21, 2013, we had 498 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities of Luminex during the twelve months ended December 31, 2012.

Performance Graph

The following graph compares the change in Luminex’s cumulative total stockholder return on its common shares with the NASDAQ Composite Index and the NASDAQ Biotechnology Index.

	12/07	12/08	12/09	12/10	12/11	12/12
Luminex Corporation	100.00	131.53	91.93	112.56	130.73	103.44
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Biotechnology	100.00	93.40	103.19	113.89	129.12	163.33

Issuer Purchases of Equity Securities

The stock repurchase activity for the fourth quarter of 2012 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2012	390	19.21	—	$—
11/1/2012	375	16.98	—	$—
12/1/2012	9,859	16.76	—	$—
Total Fourth Quarter	10,624	16.86	—	$—

(1)	Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

(2)
On February 2, 2012, the Board of Directors authorized the repurchase of common stock up to the lesser of $22.75 million, or 650,000 shares, of its outstanding stock. The amount authorized for repurchase was depleted in the third quarter of 2012 and this stock repurchase plan expired on December 31, 2012. On February 20, 2013, the Board of Directors authorized the repurchase of up to the lesser of $22.5 million worth, or 900,000 shares, of outstanding common stock. The stock repurchase program is scheduled to expire on December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data at December 31, 2012 and 2011 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data at December 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Results of Operations Data:
Total revenue	$202,582	$184,339	$141,557	$120,643	$104,447
Gross profit	142,574	125,490	96,377	81,294	70,946
Income from operations	22,716	23,843	11,251	7,399	3,353
Net income	12,407	14,474	5,231	17,729	3,057
Net income applicable to common stockholders	$12,407	$14,474	$5,231	$17,729	$3,057
Net income per common share, basic	$0.30	$0.35	$0.13	$0.44	$0.08
Shares used in computing net income per common share (basic)	40,927	41,262	41,030	40,562	37,868
Net income per common share, diluted	$0.30	$0.34	$0.12	$0.43	$0.08
Shares used in computing net income per common share (diluted)	41,884	42,537	42,438	41,633	39,700

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,789	$58,282	$89,487	$90,843	$81,619
Short-term investments	13,607	42,574	28,404	8,511	40,501
Long-term investments	3,000	6,151	6,021	20,228	2,000
Working capital	102,530	136,933	151,938	122,398	131,767
Total assets	296,999	282,647	265,810	248,013	217,291
Total long-term debt	1,702	2,573	3,351	3,591	3,359
Total stockholders' equity	259,667	250,855	234,865	218,738	194,540

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

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of December 31, 2012, Luminex had approximately 55 strategic partners, of which 40 have released commercialized reagent-based products utilizing our technology.

Luminex has several forms of revenue that result from our business model:

•	System revenue is generated from the sale of our xMAP multiplexing analyzers and peripherals and automated punching laboratory instruments.

•
Consumable revenue is generated from the sale of our dyed polystyrene microspheres and sheath and drive fluid.  Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

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

2012 Highlights

•	Luminex grew total revenue 10% over 2011 revenue to $202.6 million.

•	Gross margin percentage of 70%, up from 68% in 2011.

•	2012 assay revenue increased 54% over the prior calendar year.

•	System shipments of 981 multiplexing analyzers, resulting in cumulative life-to-date multiplexing analyzer shipments of 9,659, up 11% from a year ago.

•	Partners reported over $397 million of royalty bearing end user sales on xMAP technology for the year, a 4% increase over 2011.

•	Extended our global sales and distribution agreement with Bio-Rad Laboratories, Inc. to 2023, including the grant of global sales and distribution rights for our MAGPIX multiplexing instrument.

•
Received CE marking of both the xMAP NeoPlex4® Assay and NeoPlex® System. This system changes the way newborn screening is performed, providing four assays from one blood spot punch, reducing sample requirements and improving laboratory efficiency.

•
Received a contract of up to $11.6 million over three and a half years by the Defense Threat Reduction Agency of the U.S. Department of Defense to fund development of a prototype biothreat detection instrument.

•	Acquired GenturaDx, a molecular diagnostics company focused on making nucleic acid testing both affordable and practical for any laboratory.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past three years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the first quarter of 2010 through the fourth quarter of 2012, we had quarterly bulk purchases varying from $7.0 million to $16.1 million and representing between 75% and 88% of total consumable revenue.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner remains variable; however, our other bulk purchasing customers are less variable in their ordering patterns.  Additionally, even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales during the past several years.

Change in Cash Position

Our cash, cash equivalents and investments decreased by approximately $47.6 million for the year ended December 31, 2012 to $59.4 million from $107.0 million at December 31, 2011.  The decrease is primarily attributable to the acquisition of GenturaDx for $48.2 million net cash, stock repurchases of $20.9 million and capital expenditures of $9.8 million, offset by operating cash flows of $24.3 million.

Segment Information

Luminex has two reportable segments:  the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  The TSP segment, which is our original, base business, consists of system sales to partners and end customers, raw bead sales, royalties, service and support of the technology, and other miscellaneous items.  The ARP segment is primarily involved in the development and sale of assays on xMAP and MultiCode technology for use on Luminex’s installed base of systems.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	successful execution of our direct sales strategy, including the infrastructure necessary to support our sales force;

•
commercialization, regulatory clearance and market adoption of output from the ARP segment, including the NeoPlex System, NeoPlex4 Assay, CYP2C19, Gastrointestinal Pathogen Panel, and the related clearance of our MAGPIX and FM3D instruments;

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

Within the diagnostic portion of our ARP segment, we provide systems and certain other hardware to customers through reagent rental agreements under which the customers commit to purchasing minimum quantities of disposable products at a stated price over a defined contract term, which is normally two to three years. Instead of rental payments, we recover the cost of providing the system and other hardware in the amount we charge for our diagnostic assays and other disposables. Revenue is recognized over the defined contract term as assays and other disposable products are shipped. The depreciation costs associated with the system and other hardware are charged to cost of sales on a straight-line basis over the estimated life of the system. The costs to maintain these instruments in the field are charged to cost of sales as incurred.

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

Additional revenue is derived from cost-type contracts with the U.S. government. Revenue and profit under cost-plus service contracts is recognized as costs are incurred plus negotiated fees. Fixed fees on cost-plus service contracts are recognized ratably over the contract performance period as services are performed. Contract costs include labor and related employee benefits, subcontracting costs and other direct costs, as well as allocations of allowable indirect costs. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization, and determining whether realization is probable. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known. Reimbursements of certain costs, including certain hardware costs or out-of-pocket expenses are included in revenue with corresponding costs included in cost of revenue as costs are incurred.

Inventory.  Inventories are valued at the lower of cost or market value, with cost determined according to the standard cost method.  Inventories have been written down through an allowance for excess and obsolete inventories. The two major components of the allowance for excess and obsolete inventory are (i) a specific write-down for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a write-down against slow moving items for potential obsolescence. Inventory is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales.  While management believes that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, scientific and technological advances will continue and we could experience additional inventory write-downs in the future.  However, we do not believe this estimate is subject to significant variability.

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

Purchase Price Allocation, Intangibles and Goodwill. The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values.   Intangible assets with definite lives are amortized over the assets’ estimated useful lives using the straight-line method.   We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  We evaluate the carrying value of goodwill on a reporting unit level annually or more frequently if there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  All of our goodwill relates to one reporting unit, our ARP segment, for goodwill impairment testing.  We have historically estimated the fair value of our ARP segment reporting unit using a discounted cash flow analysis (“step one” analysis) of our projected future results.  The step one analysis we performed in the fourth quarter of 2010 indicated the fair value our ARP segment reporting unit was significantly higher than the carrying value. As discussed in the Notes to the Financial Statements, in 2011 we early adopted accounting pronouncements related to our goodwill impairment analysis.  The accounting guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount (“step zero” analysis).  In fiscal 2012, we again used this new guidance in our annual impairment analysis for goodwill because our cash flows for our ARP segment reporting unit continue to exceed the expectations we had as of our fourth quarter 2010 step one analysis; a review of the estimated fair value of the assay segment using the market approach as of the fourth quarter of 2012 shows that the estimated fair value of the assay segment exceeded the carrying amount by over 100%; the gap between the estimated fair value of the ARP segment and the carrying value of the ARP segment is broadening compared to 2010 and 2011; and the assay segment revenue growth rate in 2012 exceeded the modeled growth rates in our goodwill impairment test performed as of the fourth quarter of 2010.

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

The GAAP guidance requires recognition of the impact of a tax position in our financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.   Determining the consolidated provision for income taxes involves judgments, estimates and the application of complex tax regulations.  We are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions.  Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by taxing authorities could differ from the recorded income tax liabilities and could result in additional income tax expense.  Changes of estimates in our income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in the change to our estimate become known to us.  As a result, our effective income tax rate may fluctuate on a quarterly basis.

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

Stock compensation.  All stock-based compensation cost, including grants of stock options, restricted stock units and shares issued under the Company’s employee stock purchase plan, is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period.  The fair value of our stock options is estimated using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility. The expected term is calculated using the contractual term of the options as well as an analysis of our historical exercises of stock options.  The estimate of risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends, thus we have assumed a 0% dividend yield.

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is based on historical forfeiture performance and will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of evaluation and will also impact the amount of stock compensation expense to be recognized in future periods. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest, except for the limited number of market based awards under long term incentive plans.  If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating income, net income, and net income per share.

Consolidated Results of Operations

The following table sets forth the percentage of total revenue of certain items in the Consolidated Statements of Operations. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2012	2011	2010
Revenue	100%	100%	100%
Cost of revenue	30%	32%	32%
Gross profit	70%	68%	68%
Operating expenses:
Research and development expense	20%	18%	19%
Selling, general and administrative expense	37%	35%	40%
Amortization of acquired intangible assets	2%	2%	1%
Total operating expenses	59%	55%	60%
Income from operations	11%	13%	8%
Interest expense from long-term debt	—%	—%	—%
Other income, net	—%	—%	—%
Income taxes	(5)%	(5)%	(4)%
Net income	6%	8%	4%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	Variance	Variance (%)
	(dollars in thousands)
Revenue	$202,582	$184,339	$18,243	10%
Gross profit	$142,574	$125,490	$17,084	14%
Gross margin percentage	70%	68%	2%	N/A
Operating expenses	$119,858	$101,647	$18,211	18%
Operating income	$22,716	$23,843	$(1,127)	(5)%
Net income	$12,407	$14,474	$(2,067)	(14)%

Revenue. Total revenue increased to $202.6 million for the year ended December 31, 2012 from $184.3 million in 2011. The increase was primarily attributable to an increase in assay revenue, partially offset by a decrease in consumable and system sales.  The increase in assay revenue of $26.4 million was driven primarily by the inclusion of and growth in sales of our infectious disease assay products.  Consumable sales decreased by $7.4 million resulting primarily from a decrease of $8.7 million in bulk purchases from one of our partners. System revenue decreased from $35.9 million in 2011 to $31.1 million in 2012.  We sold 981 multiplexing analyzers in 2012, which included 420 of our MAGPIX systems as compared to 978 multiplexing analyzers sold in 2011, which included 275 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 9,659 as of December 31, 2012.  Also included in system revenue for 2012 were sales of 68 automated punching systems compared to 144 in 2011, a decrease that was primarily the result of the unpredictable nature of activities in the world surrounding major forensic events; for example, the Japanese tsunami in 2011.  Notwithstanding the slight increase in the number of multiplexing analyzer placements relative to 2011, system revenue declined primarily as a result of two factors: (i) a shift towards our lower priced MAGPIX systems and (ii) a decrease in the number of automated punching systems placed.

A breakdown of revenue for the years ended December 31, 2012 and 2011 is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	Variance	Variance (%)
System sales	$31,083	$35,901	$(4,818)	(13)%
Consumable sales	48,012	55,457	(7,445)	(13)%
Royalty revenue	31,160	29,205	1,955	7%
Assay revenue	75,020	48,670	26,350	54%
Service revenue	8,079	7,444	635	9%
Other revenue	9,228	7,662	1,566	20%
	$202,582	$184,339	$18,243	10%

We continue to have revenue concentration in a limited number of strategic partners, as the top five customers, by revenue, accounted for 63% of total revenue in 2012 up from 61% of total revenue in 2011.  In particular, three customers accounted for 51% of 2012 total revenue (24%, 19% and 8% respectively) up from 50% of 2011 total revenue (30%, 10% and 10% respectively).  The increase was primarily attributable to the increase in sales of our assay products.  No other customer accounted for more than 10% of total revenue.  See the segment discussions that follow on pages 47-52 for additional revenue discussion. As a result of our focus on selling directly to the end user, customer concentration in the ARP segment is expected to decline in future periods.

Gross Profit. Gross profit increased to $142.6 million for the year ended December 31, 2012, as compared to $125.5 million for the year ended December 31, 2011. The gross profit margin (gross profit as a percentage of total revenue) was 70% for the year ended December 31, 2012, up from 68% for the year ended December 31, 2011.  Our gross profit margin is highly dependent upon the mix of revenue components, and our 2012 gross profit margin was impacted by the high concentration of sales in our higher margin items (assays, consumables and royalties), which represented 76% of revenue for the year ended December 31, 2012 compared to 72% for the year ended December 31, 2011. Additionally, gross profit margin was lower in 2011 as a result of the inclusion of a $3.3 million incremental expense from recording the LMA inventory acquired at fair value on the date of acquisition in 2011. We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $40.8 million for the year ended December 31, 2012 from $33.4 million for the year ended December 31, 2011. As a percentage of revenue, research and development expense increased to 20% in 2012 compared to 18% in 2011.  The increase was primarily attributable to our acquisitions of LMA in June 2011 and GenturaDx in July 2012, including $0.9 million of acquisition related costs, and increases in materials, clinical trial costs and additional personnel costs associated with the addition of employees and contract employees resulting from increased activity in our ARP segment related to the expansion of our product portfolio.  Research and development headcount at December 31, 2012 was 196 as compared to 170 at December 31, 2011.  Our current expectation is for research and development expenses to be in the high teens to 20% of total revenue for 2013.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $74.8 million for the year ended December 31, 2012 from $64.9 million for 2011.  The increase was primarily attributable to $3.4 million of acquisition related costs resulting from the purchase of GenturaDx in July 2012, and additional personnel costs and rent, utility and depreciation expenses associated with the addition of employees, growth in our marketing efforts to support our global initiatives and expansion of our facilities and technology infrastructure. As anticipated when we completed the acquisition of GenturaDx, in the fourth quarter of 2012 we ceased using the Hayward, California facility, whose operating lease commitment was acquired under the GenturaDx acquisition in July 2012. We have accrued a liability of approximately $850,000 based upon the estimated fair value of the costs that will continue to be incurred under the lease, including an estimate of sublease rental income. Selling, general and administrative headcount at December 31, 2012 was 263 as compared to 231 at December 31, 2011. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, increased to 37% in 2012 compared to 35% in 2011.

Income from Operations. Operating profit as a percentage of revenue decreased to 11% in 2012 from 13% in 2011 primarily as a result of the incremental costs of $4.3 million associated with our acquisition of GenturaDx.

Other Income, net. Other income, net decreased to $0.3 million for the year ended December 31, 2012 from $0.4 million for the year ended December 31, 2011 due to the decrease in our invested balance and the decrease in the average rate earned on our current invested balances from 0.3% for the year ended December 31, 2011 to 0.2% for the year ended December 31, 2012.  This decrease is the result of an overall decrease in market rates compared to the prior year period.

Income taxes. Income tax expense increased to $10.4 million for the year ended December 31, 2012 from $9.5 million for the year ended December 31, 2011 primarily due to increased profitability in the U.S. during 2012.  Our effective tax rate for the year ended December 31, 2012 was 46% compared to 40% for the year ended December 31, 2011.  The increase in our effective tax rate in 2012 is primarily a function of the proportion of positive taxable income attributable to the U.S., an increase in the proportion of taxable income attributable to tax loss jurisdictions for which no income tax benefit is recognized and recording a valuation allowance against the deferred tax assets in Australia.  Our foreign earnings are generally taxed at lower rates than in the United States.  We continue to assess our business model and its impact in various tax jurisdictions.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended December 31,
	2011	2010	Variance	Variance (%)
	(dollars in thousands)
Revenue	$184,339	$141,557	$42,782	30%
Gross profit	$125,490	$96,377	$29,113	30%
Gross margin percentage	68%	68%	—%	N/A
Operating expenses	$101,647	$85,126	$16,521	19%
Operating income	$23,843	$11,251	$12,592	112%
Net income	$14,474	$5,231	$9,243	177%

Revenue. Total revenue increased to $184.3 million for the year ended December 31, 2011 from $141.6 million in 2010.  The increase in revenue was primarily attributable to increases in assay revenue, consumable revenue and royalty revenue.   The increase in assay revenue of $16.5 million was driven significantly by the acquisition of LMA on June 27, 2011 and increased sales of our CF and RVP products.  The increase in consumables and royalties resulted from volume increases in bulk purchases from one of our partners and expansion of the active installed base coupled with continued menu expansion and growth of end user sales by our partners.

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

In 2011, we continued to have revenue concentration in a limited number of strategic partners, as the top five customers, by revenue, accounted for 58% of total revenue in 2011 up from 50% of total revenue in 2010.  In particular, three customers accounted for 50% of 2011 total revenue (30%, 10% and 10% respectively) up from 44% of 2010 total revenue (23%, 8% and 13% respectively), taking into account the acquisition of One Lambda, Inc. by Thermo Fisher Scientific Inc. in 2012. The increase was primarily attributable to the increase in bulk purchases of consumables and system sales.  No other customer accounted for more than 10% of total revenue.  See the segment discussions that follow on pages 47-52 for additional revenue discussion.

Gross Profit. Gross profit increased to $125.5 million for the year ended December 31, 2011, as compared to $96.4 million for the year ended December 31, 2010. The gross profit margin percentage (gross profit as a percentage of total revenue) was 68% for the year ended December 31, 2011, consistent with the year ended December 31, 2010.  Our 2011 gross profit margin percentage was impacted by the high concentration of sales in our higher margin items such as assays, consumables and royalties offset by the $3.3 million incremental expense resulting from recording the LMA inventory acquired at fair value on the date of acquisition.  The increase in gross profit resulted from the overall increase in revenue coupled with consistent gross profit margins.

Research and Development Expense. Research and development expense increased to $33.4 million for the year ended December 31, 2011 from $26.8 million for the year ended December 31, 2010. The increase was primarily attributable to our acquisition of LMA on June 27, 2011 and increases in materials, clinical trial costs and additional personnel costs associated with the addition of employees and contract employees resulting from increased activity in our ARP segment related to expansion of our product portfolio.  Research and development headcount at December 31, 2011 was 170 as compared to 154 at December 31, 2010.  As a percentage of revenue, research and development expense decreased to 18% in 2011 compared to 19% in 2010.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $64.9 million for the year ended December 31, 2011 from $56.1 million for 2010.  The increase was primarily attributable to $1.3 million of acquisition costs related to the purchase of LMA, and additional personnel costs and rent, utility and depreciation expenses associated with the addition of employees, growth in our marketing efforts to support our global initiatives and expansion of our facilities and technology infrastructure. Selling, general and administrative headcount at December 31, 2011 was 231 as compared to 191 at December 31, 2010.  The additional employees include employees added from the acquisition of LMA.  As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, decreased to 35% in 2011 compared to 40% in 2010.

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

Income taxes. Income tax expense increased to $9.5 million for the year ended December 31, 2011 from $6.1 million for the year ended December 31, 2010 primarily due to increased profitability during 2011.  Our effective tax rate for the year ended December 31, 2011 was 40% compared to 54% for the year ended December 31, 2010.  The decrease in our effective tax rate is primarily a function of the proportion of positive taxable income attributable to the U.S. and an increase in the proportion of taxable income attributable to lower tax jurisdictions during fiscal year 2011.  Our foreign earnings are generally taxed at lower rates than in the United States.  We continue to assess our business model and its impact in various tax jurisdictions.

Segment Results of Operations

TSP Segment

Selected financial data for the year ended December 31, 2012 and 2011 of our TSP segment is as follows:

	Year Ended December 31,
	2012	2011	Variance	Variance (%)
	(dollars in thousands)
Revenue	$121,032	$127,779	$(6,747)	(5)%
Gross profit	$83,288	$90,987	$(7,699)	(8)%
Gross margin percentage	69%	71%	(2)%	N/A
Operating expenses	$68,241	$61,092	$7,149	12%
Operating income	$15,047	$29,895	$(14,848)	(50)%

Revenue. Total revenue decreased 5% to $121.0 million for the year ended December 31, 2012 from $127.8 million in 2011.  The decrease in revenue was primarily attributable to a decrease of $7.5 million in consumable revenue attributable to volume decreases in bulk purchases from one of our partners and a decrease in system sales of $2.2 million due to the differing mix of systems sold and a slight decrease in the total multiplexing analyzer placements, offset by an increase in royalty revenue of $1.9 million.

A breakdown of revenue in the TSP segment for the years ended December 31, 2012 and 2011 is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	Variance	Variance (%)
System sales	$27,890	$30,071	$(2,181)	(7)%
Consumable sales	47,655	55,159	(7,504)	(14)%
Royalty revenue	30,852	28,926	1,926	7%
Service revenue	7,523	6,880	643	9%
Other revenue	7,112	6,743	369	5%
	$121,032	$127,779	$(6,747)	(5)%

The top five customers, by revenue, accounted for 64% of total TSP segment revenue in 2012 compared to 68% in 2011.  In particular, three customers accounted for 55% of total TSP segment revenue in the year ended December 31, 2012 (28%, 14% and 13%, respectively).  For comparative purposes, these same three customers accounted for 58% of total TSP segment revenue (33%, 14% and 11%, respectively) in the year ended December 31, 2011.  The decrease in percentage of total revenue represented by our three largest customers is primarily the result of the lower dollar amount of bulk purchases by one of our largest customers.  No other customer accounted for more than 10% of total TSP segment revenue during 2012.

Revenue from the sale of systems and peripheral components decreased 7% to $27.9 million for the year ended December 31, 2012 from $30.1 million for the year ended December 31, 2011, due to the differing mix of systems sold and a slight decrease in the total multiplexing analyzer placements.  The TSP segment sold 960 of the 981 total multiplexing analyzers sold in 2012 as compared to 967 in 2011.  For the year ended December 31, 2012, five of our partners accounted for 801, or 83%, of total TSP segment multiplexing analyzers sold.  Five of our partners accounted for 799, or 83%, of total TSP segment multiplexing analyzers sold for the year ended December 31, 2011.

Consumable sales, comprised of microspheres and sheath fluid, decreased 14% to $47.7 million during 2012 from $55.2 million in 2011.   During the year ended December 31, 2012, we had 70 bulk purchases of consumables totaling approximately $38.1 million (80% of total TSP segment consumable revenue), ranging from $0.1 million to $5.7 million, as compared with 68 bulk purchases totaling approximately $47.4 million (86% of total TSP segment consumable revenue), in the year ended December 31, 2011.  The decrease in consumable revenue was primarily attributable to a volume decrease of $8.7 million in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs due to a modification to their inventory management practices, partially offset by an approximate 5% growth in total consumable sales from all other consumable purchasing customers.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies due to their efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $35.0 million, or 73%, of total consumable sales for the year ended December 31, 2012.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased 7% to $30.9 million for the year ended December 31, 2012 from $28.9 million for the year ended December 31, 2011.  We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the year ended December 31, 2012, we had 41 commercial partners submit royalties as compared with 43 for the year ended December 31, 2011.  Additionally, the 41 partners from whom we recognized $30.9 million in royalties in 2012 represented approximately $28.7 million of the total royalties in 2011, an increase of approximately 7% over their prior year payments.  Total royalty bearing sales reported to us by our partners were approximately $398.0 million for the year ended December 31, 2012 as compared to $384.0 million for the year ended December 31, 2011.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract, increased 9% to $7.5 million during 2012 from $6.9 million in 2011.  This increase is attributable to increased penetration of the expanded installed base. At December 31, 2012, we had 1,379 Luminex systems covered under extended service agreements and $3.3 million in deferred revenue related to those contracts. At December 31, 2011, we had 1,299 Luminex systems covered under extended service agreements and $3.0 million in deferred revenue related to those contracts.

Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and grant revenue, increased 5% to $7.1 million for the year ended December 31, 2012 compared to $6.7 million for the year ended December 31, 2011.  This increase is primarily the result of increased grant revenue, offset by decreased parts sales.

Gross Profit. The gross profit margin (gross profit as a percentage of total revenue) for the TSP segment decreased to 69% for the year ended December 31, 2012 from 71% for the year ended December 31, 2011.  The decrease is the result of a slightly lower concentration of consumable and royalty sales, our highest margin items and the addition of resources, technology and infrastructure to improve our worldwide logistics.  Consumables and royalties comprised $78.5 million, or 65%, of TSP segment revenue for the year ended December 31, 2012 and $84.1 million, or 66%, for the year ended December 31, 2011.  Gross profit for the TSP segment decreased to $83.3 million for the year ended December 31, 2012, as compared to $91.0 million for the year ended December 31, 2011.

Operating expenses. Research and development expense increased to $15.0 million for the year ended December 31, 2012 from $12.8 million for the year ended December 31, 2011.  The increase in TSP segment research and development expense was primarily attributable to increases in materials and additional personnel costs associated with increased activity related to product development. The focus of our TSP segment research and development activities, on continued refinement of our systems and software to meet the evolving needs of the marketplace including the addition of more automated solutions for assay performance, remains consistent with the prior year.

Selling, general and administrative expense increased to $53.2 million for the year ended December 31, 2012 from $48.3 million for 2011.  The increase was primarily related to the addition of employees and increased technology infrastructure costs to help ensure that our technology enables us to maintain financial accuracy and operational effectiveness and additional personnel costs and rent, utility and depreciation expenses associated with expansion of our facilities.   TSP segment employees and contract employees increased to 203 at December 31, 2012 from 158 at December 31, 2011.

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

A breakdown of revenue in the TSP segment for the years ended December 31, 2011 and 2010 is as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	Variance	Variance (%)
System sales	$30,071	$30,379	$(308)	(1)%
Consumable sales	55,159	40,004	15,155	38%
Royalty revenue	28,926	22,414	6,512	29%
Service revenue	6,880	6,162	718	12%
Other revenue	6,743	6,627	116	2%
	$127,779	$105,586	$22,193	21%

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

Consumable sales, comprised of microspheres and sheath fluid, increased 38% to $55.2 million during 2011 from $40.0 million in 2010.  The increase in revenue was primarily attributable to volume increases in bulk purchases from one of our partners as a result of a change in the timing of their consumable needs due to a modification to their inventory control practices.  We also experienced volume increases from other bulk purchasing customers in 2011 from the prior year period as a result of increased commercial activity by our partners evidenced by expansion of reported end user sales from $330.0 million in 2010 to $384.0 million in 2011.  During 2011, we had 68 bulk purchases of consumables totaling approximately $47.4 million as compared with 62 bulk purchases totaling approximately $32.6 million in the prior year.   Partners who reported royalty bearing sales accounted for $45.3 million, or 82%, of total consumable sales for the year ended December 31, 2011.

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

ARP Segment

Selected financial data for the year ended December 31, 2012 and 2011 of our ARP segment is as follows:

	Year Ended December 31,
	2012	2011	Variance	Variance (%)
	(dollars in thousands)
Revenue	$81,550	$56,560	$24,990	44%
Gross profit	$59,286	$34,503	$24,783	72%
Gross margin percentage	73%	61%	12%	N/A
Operating expenses	$51,617	$40,555	$11,062	27%
Operating income	$7,669	$(6,052)	$13,721	(227)%

A breakdown of revenue in the ARP segment for the years ended December 31, 2012 and 2011 is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	Variance	Variance (%)
System sales	$3,193	$5,830	$(2,637)	(45)%
Consumable sales	357	298	59	20%
Royalty revenue	308	279	29	10%
Assay revenue	75,020	48,670	26,350	54%
Service revenue	556	564	(8)	(1)%
Other revenue	2,116	919	1,197	130%
	$81,550	$56,560	$24,990	44%

Revenue. Total ARP segment revenue increased 44% to $81.6 million for the year ended December 31, 2012 from $56.6 million in 2011. The increase in revenue was primarily attributable to a $26.4 million increase in assay revenue, driven primarily by the growth in our infectious disease assay products.  Our assay products are currently divided into two distinct categories: infectious disease testing and genetic testing, which represented 67% and 33%, respectively, of total assay revenue in 2012 as compared to 45% and 55% in 2011, respectively. The shift towards infectious disease testing is primarily due to the increase in MultiCode based assay sales, which are predominantly infectious disease testing, and the growth in sales of GPP. For the year ended December 31, 2012, direct assay sales comprised 72% of total assay sales compared to 61% for the year ended December 31, 2011.  In 2013 we will focus more resources on our direct sales channels which is intended to result in reduced reliance on our distributors. The top five customers, by revenue, accounted for 76% of total revenue in 2012 compared to 74% in 2011.  In particular, the top three customers in 2012 accounted for 72% of total revenue (45%, 18% and 9%, respectively) compared to the top three customers of 2011 which accounted for 65% of total revenue (31%, 24% and 10%, respectively).  No other customers accounted for more than 10% of total ARP segment revenue during 2012.  Our ARP segment sold 21 multiplexing analyzers and 68 automated punching systems during the year ended 2012 compared to 11 multiplexing analyzers and 144 automated punching systems in 2011.  The decline in sales of automated punching systems was primarily the result of the unpredictable nature of activities in the world surrounding major forensic events; for example, the Japanese tsunami in 2011. Other revenue includes shipping revenue, training revenue, contract research and development fees and commercial milestone revenue.

Gross profit. The gross profit margin for the ARP segment increased to 73% in 2012 from 61% in 2011. Gross profit for the ARP segment increased to $59.3 million in 2012, as compared to $34.5 million in 2011. The increase in gross profit margin in 2012 was primarily attributable to increased sales of high margin assays, the decreased contribution from system sales, and the inclusion of a $3.3 million expense from recording the LMA inventory acquired at fair value on the date of acquisition in the prior year.

Operating expenses. Research and development expense increased to $25.8 million for 2012 from $20.6 million for 2011. The increase in ARP segment research and development expenses was primarily the result of increases in materials and additional personnel costs associated with the addition of employees resulting from increased activity related to product development, including clinical trials costs, together with the inclusion of $4.0 million of GenturaDx’s research and development expenses in the 2012 results.  The focus of our ARP segment research and development activities is continued development of our pipeline products and technologies. Research and development employees and contract employees of the ARP segment increased to 116 at December 31, 2012 from 100 at December 31, 2011, primarily due to employees added by the biodefense group and through the acquisition of GenturaDx.

Selling, general and administrative expense, excluding the amortization of acquired intangibles, increased to $21.6 million for 2012 from $16.6 million but decreased as a percentage of revenue to 26% of ARP segment revenue in 2012 from 29% of ARP segment revenue for 2011.  The increase in selling, general, and administrative expenses is primarily due to the inclusion of the GenturaDx acquisition related costs of $3.4 million and ongoing selling, general and administrative expenses, the inclusion of LMA for the entire year ended December 31, 2012, strategic study consulting costs and the expansion of the biodefense group. Additionally, in the fourth quarter of 2012, we ceased using the Hayward, California facility, whose operating lease commitment was acquired under the GenturaDx acquisition in July 2012. We have accrued a liability of approximately $850,000 based upon the estimated fair value of the costs that will continue to be incurred under the lease, including an estimate of sublease rental income. Amortization of acquired intangible assets has increased from $3.4 million in 2011 to $4.2 million in 2012 due to the inclusion of a full year of amortization of the acquired intangible assets related to the LMA acquisition in June 2011.

Selected financial data for the year ended December 31, 2011 and 2010 of our ARP segment is as follows:

	Year Ended December 31,
	2011	2010	Variance	Variance (%)
	(dollars in thousands)
Revenue	$56,560	$35,971	$20,589	57%
Gross profit	$34,503	$23,478	$11,025	47%
Gross margin percentage	61%	65%	(4)%	N/A
Operating expenses	$40,555	$28,204	$12,351	44%
Operating income	$(6,052)	$(4,726)	$(1,326)	28%

A breakdown of revenue in the ARP segment for the years ended December 31, 2011 and 2010 is as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	Variance	Variance (%)
System sales	$5,830	$2,605	$3,225	124%
Consumable sales	298	100	198	198%
Royalty revenue	279	—	279	100%
Assay revenue	48,670	32,204	16,466	51%
Service revenue	564	483	81	17%
Other revenue	919	579	340	59%
	$56,560	$35,971	$20,589	57%

Revenue. Total revenue increased 57% to $56.6 million for the year ended December 31, 2011 from $36.0 million in 2010. The increase in revenue was primarily attributable to a $16.5 million increase in assay revenue, driven by our acquisition of LMA and increased sales of our CF and RVP product together with a $3.2 million increase in system revenue, driven by the sale of 144 automated punching systems.  The top five customers, by revenue, accounted for 74% of total revenue in 2011 compared to 79% in 2010.  In particular, the top three customers in 2011 accounted for 65% of total revenue (31%, 24% and 10%, respectively) compared to the top three customers of 2010 which accounted for 62% of total revenue (29%, 17% and 16%, respectively).  No other customers accounted for more than 10% of total ARP segment revenue during 2011.  The majority of our ARP segment revenues are generated from the sale of test kits.  Our top two product categories were CF and RVP, which together represented over 72% and 89% of total assay revenue in the years ended December 31, 2011 and 2010, respectively.  Our ARP segment sold 11 multiplexing analyzers and 144 automated punching systems during the year ended 2011 compared to 13 multiplexing analyzers and 60 automated punching systems in 2010.  Other revenue includes shipping revenue, training revenue, contract research and development fees and commercial milestone revenue.

Gross profit. The gross profit margin percentage for the ARP segment decreased to 61% in 2011 from 65% in 2010 primarily due to the $3.3 million expense of recording the LMA inventory acquired at fair value on the date of acquisition.  Gross profit for the ARP segment increased to $34.5 million in 2011, as compared to $23.5 million in 2010.

Operating expenses. Research and development expense increased to $20.6 million for 2011 from $14.4 million for 2010. The increase in research and development expense was primarily the result of increases in materials, clinical trials costs and additional personnel costs associated with the addition of employees and contract employees resulting from increased activity related to product development menu expansion and the acquisition of LMA. Research and development employees and contract employees of the ARP segment increased to 100 at December 31, 2011 from 80 at December 31, 2010.

Selling, general and administrative expense, excluding the amortization of acquired intangibles, increased to $16.6 million, or 29% of ARP segment revenue, for 2011 from $11.7 million, or 33% of ARP segment revenue for 2010.  The increase in selling, general, and administrative expenses is primarily due to $1.3 million of acquisition costs related to the purchase of LMA and the addition of LMA's selling, general and administrative expense from the date of acquisition, June 27, 2011, to December 31, 2011. Amortization of acquired intangible assets increased from $2.2 million in 2010 to $3.4 million in 2011 due to the acquisition of LMA in June 2011.

Liquidity and Capital Resources

	December 31, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$42,789	$58,282
Short-term investments	13,607	42,574
Long-term investments	3,000	6,151
	$59,396	$107,007

At December 31, 2012, we held cash, cash equivalents and short-term and long-term investments of $59.4 million and had working capital of $102.5 million. At December 31, 2011, we held cash, cash equivalents and short-term and long-term investments of $107.0 million and had working capital of $136.9 million.  Cash, cash equivalents and investments decreased by $47.6 million during the year ended December 31, 2012.  The decline in cash, cash equivalents and investments from the prior year is primarily attributable to the purchase of GenturaDx in July 2012. Our operating cash flow of $24.3 million funded both our share repurchase program and capital expenditures.

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

Cash provided by operations was $24.3 million for the year ended December 31, 2012 as compared with cash provided by operations of $38.3 million for the year ended December 31, 2011.  Cash used in investing activities was $28.4 million for the year ended December 31, 2012 as compared with cash used in investing activities of $61.3 million for 2011.  The decrease in cash used in investing activities was primarily attributable to the net sales of our available-for-sale securities of $32.1 million during 2012, compared to net purchases of $14.0 million during 2011, offset by an increase in funds expended on acquisitions.  Currently, exclusive of changes in available-for-sale securities, we expect cash used in investing activities to be primarily for purchases of property, plant and equipment, additional cost method investments and continued strategic investments or acquisitions.

Cash used by financing activities increased to $11.5 million for the year ended December 31, 2012, from $8.1 million for the year ended December 31, 2011, primarily attributable to $20.9 million of stock repurchases offset by an excess income tax benefit from employee stock-based awards of $6.5 million in 2012.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of our ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2013.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected ordinary course liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) signing partnership agreements which include significant up front license fees, (iv) our stock repurchase program from time to time, (v) higher than expected contingent earn-out payments related to our acquisition of GenturaDx and (vi) entering into strategic investment or acquisition agreements requiring significant cash consideration.  See also the “Safe Harbor Cautionary Statement” and Item 1A “Risk Factors” above.

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

Debt

On December 12, 2003, Tm Bioscience entered into an agreement with the Ministry of Industry of the government of Canada under which the government agreed to invest up to Canadian ("Cdn") $7.3 million relating to the development of several genetic tests.  This agreement was amended in March 2009.  Funds were advanced from Technology Partnerships Canada (TPC), a special operating program.  The actual payments we received were predicated on eligible expenditures made during the project period which ended July 31, 2008. We  have received Cdn $4.9 million from TPC which is expected to be repaid along with approximately Cdn $1.6 million of imputed interest for a total of approximately Cdn $6.5 million.

We have agreed to repay the TPC funding through a royalty on revenues.  Royalty payments commenced in 2007 at a rate of 1% of total LMD revenue and at a rate of 2.5% for 2008 and thereafter.  Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier.  The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date.  Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated.  Actual future sales generating a repayment obligation will vary from our projections, is subject to adjustment based upon the U.S. and Canadian exchange rate and are subject to the risks and uncertainties described elsewhere in this report, including under Item 1A “Risk Factors” and “Safe Harbor Cautionary Statement.”

Contractual Obligations

As of December 31, 2012, we had approximately $29.0 million in non-cancellable obligations for the next 12 months.  These obligations are included in our estimated cash usage during 2013.  The following table reflects our total current non-cancellable obligations by period as of December 31, 2012 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancellable rental obligations	$13,772	$3,970	$5,279	$1,460	$3,063
Non-cancellable purchase obligations (1)	16,789	14,538	541	910	800
Long-term debt obligations (2)	2,925	1,138	1,787	—	—
Capital lease obligations	197	90	99	8	—
Accrued contingent consideration (3)	1,370	140	1,230	—	—
Acquisition-related severance and bonus obligations	643	465	178	—	—
Minimum royalty commitments (4)	1,083	131	211	211	530
Software license obligations	2,345	1,055	1,290	—	—
Resolution of distribution agreements (5)	7,000	7,000	—	—	—
Insurance premiums	483	483	—	—	—
Total (6)	$46,607	$29,010	$10,615	$2,589	$4,393

(1)
Purchase obligations include contractual arrangements in the form of purchase orders primarily as a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met.

(2)
We have agreed to repay the long term TPC debt obligations through a royalty on revenues.  Repayments denominated in U.S. Dollars are currently projected to be as shown in the table above.  The amount due within one year, as shown in the table above, is our estimated repayment amount based on the sales for the full year 2012.

(3)	Amounts represent those recorded in other long-term liabilities on our consolidated balance sheet. See Note 2 for a more complete description of our contingent earn-out obligations.

(4)	Amounts represent minimum royalties due on net sales of products incorporating licensed technology and subject to a minimum annual royalty payment.

(5)	Amount represents the payments related to the resolution of our molecular diagnostic assay distribution agreements. All payments are expected to be made prior to June 30, 2013.

(6)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at December 31, 2012, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore, $1.8 million of unrecognized tax benefits have been excluded from the contractual obligations table above.  See Note 11 to the Consolidated Financial Statements for a discussion on income taxes.  In addition, $1.2 million of milestone payments under a collaboration agreement have not been included in the table above as it is not possible to estimate when, or even if, we will make these future potential payments.

Inflation

We do not believe that inflation has had a direct adverse effect on our operations to date.  However, a substantial increase in product and manufacturing costs and personnel related expenses could have an adverse impact on our results of operations in the event these expenses increase at a faster pace than we can increase our system, consumable and royalty revenue rates.

Recently Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements
In December 2011, the FASB issued guidance on disclosures about offsetting assets and liabilities to converge the presentation of offsetting assets and liabilities between U.S. GAAP and International Financial Reporting Standards. The guidance requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance will be effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. We are in the process of evaluating the financial and disclosure impact of this guidance.  The impact on our financial position and results of operations is not expected to be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at December 31, 2012 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of December 31, 2012, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $280,000 on foreign currency denominated asset and liability balances as of December 31, 2012. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not currently material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $215,000 was included in determining our consolidated results for the year ended December 31, 2012.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Luminex Corporation

We have audited Luminex Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Luminex Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Luminex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luminex Corporation as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Luminex Corporation and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Luminex Corporation

We have audited the accompanying consolidated balance sheets of Luminex Corporation (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 22, 2013

LUMINEX CORPORATION CONSOLIDATED BALANCE SHEET (In thousands, except share and per share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$42,789	$58,282
Restricted cash	—	1,006
Short-term investments	13,607	42,574
Accounts receivable (net of allowance for doubtful accounts of $444 and $117 at December 31, 2012 and 2011, respectively)	33,273	23,016
Inventories, net	29,937	24,579
Deferred income taxes	6,148	5,991
Prepaids and other	4,388	3,529
Total current assets	130,142	158,977
Property and equipment, net	26,229	25,192
Intangible assets, net	65,218	29,437
Deferred income taxes	12,819	12,817
Long-term investments	3,000	6,151
Goodwill	51,128	42,763
Other	8,463	7,310
Total assets	$296,999	$282,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,650	$5,941
Accrued liabilities	12,690	11,047
Deferred revenue	4,134	4,057
Current portion of long-term debt	1,138	999
Total current liabilities	27,612	22,044
Long-term debt	1,702	2,573
Deferred revenue	2,933	3,344
Other	5,085	3,831
Total liabilities	37,332	31,792
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 40,824,932 shares at December 31, 2012; 40,968,957 shares at December 31, 2011	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	293,392	297,104
Accumulated other comprehensive income	1,101	984
Accumulated deficit	(34,867)	(47,274)
Total stockholders' equity	259,667	250,855
Total liabilities and stockholders' equity	$296,999	$282,647

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$202,582	$184,339	$141,557
Cost of revenue	60,008	58,849	45,180
Gross profit	142,574	125,490	96,377
Operating expenses:
Research and development	40,775	33,394	26,843
Selling, general and administrative	74,840	64,878	56,119
Amortization of acquired intangible assets	4,243	3,375	2,164
Total operating expenses	119,858	101,647	85,126
Income from operations	22,716	23,843	11,251
Interest expense from long-term debt	(198)	(308)	(419)
Other income, net	262	394	519
Income before income taxes	22,780	23,929	11,351
Income taxes	(10,373)	(9,455)	(6,120)
Net income	$12,407	$14,474	$5,231
Other comprehensive income
Foreign currency translation adjustments	144	(79)	1,070
Unrealized (losses) gains on available-for-sale securities, net of tax	(27)	(87)	52
Other comprehensive income (loss)	117	(166)	1,122
Comprehensive income	$12,524	$14,308	$6,353
Net income per share, basic	$0.30	$0.35	$0.13
Shares used in computing net income per share, basic	40,927	41,262	41,030
Net income per share, diluted	$0.30	$0.34	$0.12
Shares used in computing net income per share, diluted	41,884	42,537	42,438

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$12,407	$14,474	$5,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,364	11,887	8,898
Stock-based compensation	9,915	11,417	9,436
Deferred income tax benefit (expense)	2,699	(592)	5,591
Excess income tax benefit from employee stock-based awards	(6,457)	(7,614)	—
Other	1,157	232	709
Changes in operating assets and liabilities:
Accounts receivable, net	(10,267)	(899)	2,199
Inventories, net	(5,346)	4,783	(5,811)
Other assets	(617)	(1,279)	(332)
Accounts payable	3,286	(2,680)	(1,776)
Accrued liabilities	3,463	9,324	(506)
Deferred revenue	(321)	(763)	536
Net cash provided by operating activities	24,283	38,290	24,175
Cash flows from investing activities:
Purchases of available-for-sale securities	(14,987)	(47,743)	(29,673)
Maturities of available-for-sale securities	47,117	33,753	23,693
Purchase of property and equipment	(9,767)	(9,554)	(11,102)
Business acquisition consideration, net of cash acquired	(48,199)	(33,914)	(5,012)
Increase in restricted cash	—	—	(1,000)
Purchase of cost method investment	(1,000)	(2,000)	(2,081)
Acquired technology rights	(1,592)	(1,857)	(1,825)
Net cash used in investing activities	(28,428)	(61,315)	(27,000)
Cash flows from financing activities:
Payments on debt	(1,025)	(885)	(895)
Proceeds from issuance of common stock	4,022	3,543	2,173
Payments for stock repurchases	(20,916)	(18,340)	—
Excess income tax benefit from employee stock-based awards	6,457	7,614	—
Net cash (used in) provided by financing activities	(11,462)	(8,068)	1,278
Effect of foreign currency exchange rate on cash	114	(112)	191
Change in cash and cash equivalents	(15,493)	(31,205)	(1,356)
Cash and cash equivalents, beginning of year	58,282	89,487	90,843
Cash and cash equivalents, end of year	$42,789	$58,282	$89,487

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2009	40,736,340	$41	$285,648	$28	$(66,979)	$218,738
Exercise of stock options	220,878	—	2,173	—	—	2,173
Issuances of restricted stock, net of shares withheld for taxes	287,815	—	(1,835)	—	—	(1,835)
Stock compensation	—	—	9,436	—	—	9,436
Net income	—	—	—	—	5,231	5,231
Foreign currency translation adjustments	—	—	—	1,070	—	1,070
Other	—	—	—	52	—	52
Balance at December 31, 2010	41,245,033	$41	$295,422	$1,150	$(61,748)	$234,865
Exercise of stock options	304,125	1	3,543	—	—	3,544
Issuances of restricted stock, net of shares withheld for taxes	312,101	—	(2,486)	—	—	(2,486)
Stock compensation	—	—	11,417	—	—	11,417
Repurchase and retirement of common stock	(892,302)	(1)	(18,340)	—	—	(18,341)
Net income	—	—	—	—	14,474	14,474
Tax benefits associated with options	—	—	7,548	—	—	7,548
Foreign currency translation adjustments	—	—	—	(79)	—	(79)
Other	—	—	—	(87)	—	(87)
Balance at December 31, 2011	40,968,957	$41	$297,104	$984	$(47,274)	$250,855
Exercise of stock options	486,766	1	3,516	—	—	3,517
Issuances of restricted stock, net of shares withheld for taxes	340,216	—	(3,189)	—	—	(3,189)
Stock compensation	—	—	9,915	—	—	9,915
Repurchase and retirement of common stock	(1,006,303)	(1)	(20,915)	—	—	(20,916)
Issuance of common shares under ESPP	35,296	—	504	—	—	504
Net income	—	—	—	—	12,407	12,407
Tax benefits associated with options	—	—	6,457	—	—	6,457
Foreign currency translation adjustments	—	—	—	144	—	144
Other	—	—	—	(27)	—	(27)
Balance at December 31, 2012	40,824,932	$41	$293,392	$1,101	$(34,867)	$259,667

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

The acquisition of GenturaDx was completed on July 11, 2012; therefore the results of operations of GenturaDx in the Company’s consolidated financial statements only include GenturaDx’s results since that date. The acquisition of LMA was completed on June 27, 2011; therefore the results of operations of LMA in the Company’s consolidated financial statements only include LMA's results since that date.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts and results could differ from those estimates, and such differences could be material to the financial statements.

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

Fair Value of Financial Instruments

The fair values of financial instruments are determined by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, cost-method investments, long-term investments, accounts payable, accrued liabilities, and long-term debt.  Except for the fair value of the Company’s long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2012 and 2011. See Note 12 for further details concerning the fair value of the Company’s long-term debt.

Supplemental Cash Flow Statement Information (in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash paid during the period for taxes	$761	$1,520	$946
Cash paid during the period for interest and penalties	171	176	228
Effect of acquisitions:
Fair value of tangible assets acquired	1,682	6,048	1,550
Liabilities assumed	(1,954)	(164)	(116)
Cost in excess of fair value of assets acquired	8,292	532	2,181
Acquired identifiable intangible assets	—	19,681	1,209
Deferred tax assets (liabilities), net	2,526	7,617	(136)
In-process research and development	40,100	286	583
	50,646	34,000	5,271
Less accrued contingent consideration	1,370	—	41
Less cash and cash equivalents acquired	1,077	86	218
Net cash paid for business acquisition	$48,199	$33,914	$5,012

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

Thermo Fisher Scientific, Inc., which includes One Lambda, Inc., acquired in 2012, accounted for 28%, 33% and 21% of the Company’s total TSP segment revenues in 2012, 2011 and 2010, respectively. Bio-Rad Laboratories, Inc. accounted for 14%, 14% and 17% of the Company’s total TSP segment revenues in 2012, 2011 and 2010, respectively.  EMD Millipore accounted for 13%, 11% and 12% of the Company's total TSP segment revenues in 2012, 2011, and 2010, respectively.  LabCorp, including acquired Genzyme Genetics, accounted for 45%, 31%, and 29% of the Company's total ARP segment revenues in 2012, 2011 and 2010, respectively.  Thermo Fisher Scientific, Inc. accounted for 18%, 24% and 29% of the Company’s total ARP segment revenues in 2012, 2011 and 2010, respectively.  Abbott Laboratories accounted for 9%, 10% and 16% of the Company’s total ARP segment revenues in 2012, 2011 and 2010, respectively.  No other customer accounted for more than 10% of total segment revenues in 2012, 2011 or 2010.

Inventories

Inventories, consisting primarily of raw materials and purchased components, are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method.  The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  In accordance with Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350), goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise, on a reporting unit level.  All of the Company's goodwill relates to one reporting unit, our ARP segment, for goodwill impairment testing  The Company has historically estimated the fair value of our ARP segment reporting unit using a discounted cash flow analysis (“step one” analysis) of the Company’s projected future results.  The step one analysis performed by management in the fourth quarter of 2010 indicated the fair value the ARP segment reporting unit was significantly higher than the carrying value. As discussed in Recent Accounting Pronouncements, the Company early adopted new accounting pronouncements related to the Company’s goodwill impairment analysis in 2011.  The new accounting guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount (“step zero” analysis).  In fiscal 2012 and 2011, management used this new guidance in the Company’s annual impairment analysis for goodwill because the Company's cash flows for the Company's ARP segment reporting unit continue to exceed management's expectations as of the fourth quarter 2010 step one analysis; a review of the estimated fair value of the assay segment using the market approach as of the fourth quarter of 2012 shows that the estimated fair value of the assay segment exceeded the carrying amount by over 100%; the gap between the estimated fair value of the ARP segment and the carrying value of the ARP segment is broadening compared to 2010 and 2011; and the assay segment revenue growth rate in 2012 exceeded the modeled growth rates in the goodwill impairment test performed as of the fourth quarter of 2010. No goodwill impairments were recorded in 2012, 2011 or 2010.

Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from two to fifteen years. As a result of the acquisition of GenturaDx in July 2012, the Company acquired in process research and development of $40.1 million.  As a result of the acquisition of LMA in 2011, the Company acquired amortizable identifiable intangible assets consisting of developed technology of $11.3 million, customer lists and contracts of $6.7 million, licensing and other agreements of $1.0 million, trade name of $0.7 million and in process research and development of $0.3 million.  These will be amortized over their estimated lives of ten to twelve years for the developed technology; ten years for the customer lists and contracts; five years for the software related developed technology, eleven years for the licensing and other agreements; and one year for the trade name and non-compete agreements.  As a result of the acquisition of BSD in 2010, the Company acquired amortizable identifiable intangible assets consisting of developed technology of $825,000, in-process research and development of $583,000, customer relationships and contracts of $152,000, trade name of $193,000, and a non-compete agreement of $39,000. These will be amortized over their estimated lives of five years for the developed technology, four years for the customer relationships and contracts, two years for the trade name, and seven years for the non-compete agreement.

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

The Company regularly enters into arrangements for system sales that are multiple-element arrangements, including services such as installation and training, and multiple products.   These products or services are generally delivered within a short time frame, approximately three to six months, of the agreement execution date and can also be performed by one of the Company’s third-party partners.  Based on the terms and conditions of the sale, management believes that these services can be accounted for separately from the delivered system as the delivered products have value to customers on a stand-alone basis.  Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.   Accordingly, the estimated selling price of services or products not yet performed or delivered at the time of system shipment are deferred and recognized as revenue as such services are performed.  The Company has generally been able to determine the selling price of each deliverable in a multiple arrangement based on the price for such deliverable when it is sold separately.  If vendor specific objective evidence (VSOE) is not determinable and when third-party evidence is not available, management uses the estimated selling price of a deliverable which is determined based upon the Company’s pricing policies, expected margin of the deliverable, geographical location and information gathered from customer negotiations.

Within the diagnostic portion of our ARP segment, we provide systems and certain other hardware to customers through reagent rental agreements under which the customers commit to purchasing minimum quantities of disposable products at a stated price over a defined contract term, which is normally two to three years. Instead of rental payments, we recover the cost of providing the system and other hardware in the amount we charge for our diagnostic assays and other disposables. Revenue is recognized over the defined contract term as assays and other disposable products are shipped. The depreciation costs associated with the system and other hardware are charged to cost of sales on a straight-line basis over the estimated life of the system. The costs to maintain these instruments in the field are charged to cost of sales as incurred.

Revenue from extended service agreements is deferred and recognized ratably over the term of the agreement.  Revenues from royalties related to agreements with strategic partners are recognized when such amounts are reported to the Company; therefore, the underlying end user sales may be related to prior periods.

Additional revenue is derived from cost-type contracts with the U.S. government. Revenue and profit under cost-plus service contracts is recognized as costs are incurred plus negotiated fees. Fixed fees on cost-plus service contracts are recognized ratably over the contract performance period as services are performed. Contract costs include labor and related employee benefits, subcontracting costs and other direct costs, as well as allocations of allowable indirect costs. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization, and determining whether realization is probable. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known. Reimbursements of certain costs, including certain hardware costs or out-of-pocket expenses are included in revenue with corresponding costs included in cost of revenue as costs are incurred.

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

Product-Related Expenses

The Company provides for the estimated cost of initial product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.  Shipping and handling costs associated with product sales are included in cost of sales. Advertising costs are charged to operations as incurred.  The Company does not have any direct-response advertising.   Advertising expenses, which include trade shows and conventions, were approximately $2.4 million, $3.1 million and $2.8 million for 2012, 2011 and 2010, respectively, and were included in selling, general and administrative expense in the Consolidated Statements of Operations.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions of ASC 718 “Stock Compensation” (ASC 718).  ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options, restricted stock units and shares issued under the Company’s employee stock purchase plan. Pursuant to ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Segment Reporting

Management has determined that the Company has two segments for financial reporting purposes:  the TSP segment and the ARP segment.  See Note 18 – Segment and Geographic Information.

NOTE 2 – BUSINESS COMBINATIONS

2012 Acquisition

On July 11, 2012, the Company completed its acquisition of GenturaDx, a British Virgin Islands corporation with operations in Hayward, California, pursuant to the terms of an Agreement and Plan of Merger, dated July 9, 2012, by and among Luminex,  Grouper Merger Sub, Inc., a British Virgin Islands corporation and a wholly-owned subsidiary of Luminex (“Merger Sub”), GenturaDx, and a representative of the stockholders and lenders of GenturaDx (the “Agreement”).  Pursuant to the terms of the Agreement, Merger Sub merged with and into GenturaDx and GenturaDx continued as the surviving corporation as a wholly-owned subsidiary of Luminex (the “Merger”). GenturaDx is a molecular diagnostics company in late stage development of a fully integrated, highly automated, real-time PCR system that employs a single-use cassette for sample-to-answer workflow. The integration of Luminex’s MultiCode-RTx chemistry with the GenturaDx instrument is expected to result in a new system for molecular diagnostic testing.

Under the terms of the Agreement, the Company acquired all of the outstanding capital stock of GenturaDx in exchange for approximately $49.3 million cash consideration, subject to working capital adjustments, plus (i) $3 million in consideration contingent upon achieving certain future development and regulatory milestones by December 31, 2013, (ii) up to $7 million in consideration contingent upon achieving certain future development and regulatory milestones by June 30, 2014 and (iii) additional consideration contingent upon acquired products exceeding certain revenue thresholds in each of 2013, 2014 and 2015.  Pursuant to ASC 805 "Business Combinations", the Company has recorded an estimate of the fair value of the contingent considerations liability based upon future revenue estimates and weighted probability assumptions of development and regulatory outcomes. The discount rate is used in the estimate of fair value and is based on the weighted-average cost of capital of the acquired business plus a risk premium for a non-performance risk related to the liability. This analysis resulted in an initial contingent consideration liability of approximately $1.4 million, which will be adjusted periodically as a component of operating expenses based on changes in the fair value of the liability resulting from changes in the assumptions pertaining to the achievement of the defined milestones and revenue thresholds. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820 "Fair Value Measurements and Disclosures". This fair value measurement is directly impacted by the Company's estimate of future incremental revenue of the business. Accordingly, if actual revenue is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively, as appropriate.

Approximately $8.1 million of the upfront consideration was deposited in escrow as security for potential indemnity claims and certain other expressly enumerated matters of which $100,000 was deposited in escrow to satisfy, in part, any post-closing adjustments relating to GenturaDx's working capital balance at closing.  $65,000 of the $8.1 million escrow was released in the third quarter of 2012 for payment of fees related to the GenturaDx stockholder and lender representative services and $100,000 was released in the fourth quarter of 2012, of which approximately $78,000 was released to Luminex due to working capital adjustments and approximately $22,000 was released to the GenturaDx stockholders and lenders. Additionally, up to 30% of the milestone payments are subject to certain set-off rights of the Company for indemnification claims under the Agreement.  The Company's acquisition of GenturaDx was funded with cash on hand.

The results of operations for GenturaDx have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.

The preliminary purchase price consideration is as follows (in thousands):

Cash	$49,276
Contingent consideration	1,370
Total purchase price	$50,646

The acquisition of GenturaDx has been accounted for as a business combination in accordance with ASC 805 and, as such, the assets acquired and liabilities assumed have been recorded at their respective fair values. The determination of fair value for the identifiable tangible and intangible assets acquired and liabilities assumed requires extensive use of estimates and assumptions. Significant estimates and assumptions include, but are not limited to estimating future cash flows and determining the appropriate discount rate. The following table summarizes the estimated fair values of GenturaDx’s assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible liabilities assumed as of July 11, 2012	$(272)
Intangible assets subject to amortization	40,100
Deferred tax assets, net	2,526
Goodwill	8,292
Total purchase price	$50,646

The $40.1 million of intangible assets subject to amortization have been identified as in-process research and development (IPR&D) that has not yet reached technological feasibility as of the acquisition date. Technological feasibility is primarily established by obtaining regulatory approval to perform certain diagnostic testing on the Company's systems. The IPR&D project relates to GenturaDx's diagnostic testing prototype system designed to run Sample-to-Answer cassettes in clinical settings and the related cassette design. This project is expected to be completed in 2014. The fair value of the IPR&D has been estimated using the multi-period excess earnings method, a form of the income approach and cash flow projections were discounted using a rate of 29.5 percent, which reflects the risk associated with the intangible asset related to the other assets and the overall business operations of the Company.

The Company has finalized the purchase price allocation for the GenturaDx transaction.  If information later becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be recognized in the income statement. The excess of the purchase price over the fair value of the tangible net assets, liabilities and intangible assets acquired was recorded to goodwill. The goodwill recognized is mainly attributable to the compatibility between the Company's MultiCode-RTx chemistry and the prototype system and the expectation that the system together with the Company's MultiCode-RTx chemistry will allow the Company to leverage years of previous assay development and make custom assay development accessible to a greater number of diagnostic labs, even those with little molecular diagnostics experience.

Acquisition related costs of $4.3 million have been included in selling, general and administrative costs for 2012.  GenturaDx had no revenue and operating loss of $7.9 million from the date of acquisition to December 31, 2012, including the impact of the acquisition costs.  In the fourth quarter of 2012, the Company ceased using the Hayward, California facility, whose operating lease commitment was acquired under the GenturaDx acquisition in July 2012. The Company has accrued a liability of approximately $850,000 based upon the estimated fair value of the costs that will continue to be incurred under the lease, including an estimate of sublease rental income.

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

	Year Ended December 31,
	2012	2011
	(unaudited, in thousands except per share data)

Revenue	$202,582	$184,339
Income from operations	16,276	10,224
Net income	9,118	5,194
Net income per common share, basic	$0.22	$0.13
Shares used in computing net income per common share, basic	40,927	41,262
Net income per common share, diluted	$0.22	$0.12
Shares used in computing net income per common share, diluted	41,884	42,537

2011 Acquisition

On June 27, 2011, the Company completed its acquisition of 100% of the outstanding shares of EraGen Biosciences, Inc., now referred to as Luminex Madison (LMA), a privately-held molecular diagnostic company in Madison, Wisconsin, which was founded in 1999, for the aggregate cash purchase price of $34.0 million.  This acquisition was undertaken to provide the Company access to a portfolio of molecular diagnostic assays based on a proprietary technology called MultiCode®.  LMA is an innovator in molecular diagnostic testing technologies for infectious disease and genetic applications.

The results of operations for LMA have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.  $5.6 million of the cash purchase price was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters and to satisfy any post-closing adjustments. $150,000 of this escrow was released in the third quarter of 2011 as the closing balance sheet was finalized, $1.0 million of this escrow was released to a licensor to fund an indemnification claim in the first quarter of 2012 related to a fee due pursuant to a sublicense agreement, and the remaining $3.5 million of this escrow was released to former shareholders of LMA and certain other individuals in the second half of 2012 at the conclusion of the escrow period.

The acquisition of LMA has been accounted for as a business combination in accordance with ASC 805 Business Combinations and, as such, the assets acquired and liabilities assumed have been recorded at their respective fair values. The determination of fair value for the identifiable tangible and intangible assets acquired and liabilities assumed requires extensive use of estimates and judgments. Significant estimates and assumptions include, but are not limited to estimating future cash flows and determining the appropriate discount rate.  The following table summarizes the estimated fair values of LMA’s assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible assets assumed as of June 27, 2011	$5,884
Intangible assets subject to amortization	19,967
Deferred tax assets, net	7,617
Goodwill	532
Total purchase price	$34,000

The Company has finalized the purchase price allocation for the LMA transaction.  If information later becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be recognized in the income statement.  Acquisition related costs of $2.1 million have been included in selling, general and administrative costs for 2011.  Acquired finished goods and work-in-process inventory was valued at its estimated selling price less the sum of costs of sales efforts and a reasonable profit allowance for the Company's selling effort and, with respect to work-in-process inventory, estimated costs to complete. This resulted in a fair value adjustment that increased finished goods inventory by approximately $3.3 million. As the Company sold the acquired inventory in 2011, its costs of sales reflected the increased valuation of the inventory, which reduced the Company's gross margins in 2011.  LMA had revenue of $7.6 million and operating loss of $4.6 million from the date of acquisition to December 31, 2011, including the impact of the acquisition costs and the fair value adjustment to inventory above.

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

The acquisition also provided for contingent consideration made up of earn-out payments which the Company recognized at the acquisition date at its fair value of $41,000.  During the fourth quarter of 2011, the Company re-evaluated its assumptions and updated the revenue and probability assumptions for future earn-out periods and lowered its projections.  As a result of these adjustments, the Company recorded a reversal of expense of $41,000 in the fourth quarter of 2011 to record the contingent consideration liability at fair value of $0 as of December 31, 2011. No earn-out has been earned or paid as of December 31, 2012.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible assets assumed as of May 24, 2010	$1,298
Intangible assets subject to amortization	1,792
Goodwill	2,181
Total purchase price	$5,271

Restricted Cash

The Company had $1.0 million of restricted cash as of December 31, 2011, representing funds placed in escrow in a Luminex account for the acquisition of BSD. The Company was holding these funds back from the cash consideration paid to the sellers of BSD for a term of two years. These funds were released in the second quarter of 2012 to the sellers of BSD in accordance with the purchase agreement.

NOTE 3 – INVESTMENTS

Available-for-sale securities consisted of the following as of December 31, 2012 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Current:
Money Market funds	$16,987	$—	$—	$16,987
Non-government sponsored debt securities	13,602	5	—	13,607
Total current securities	30,589	5	—	30,594
Noncurrent:
Non-government sponsored debt securities	3,000	—	—	3,000
Total noncurrent securities	3,000	—	—	3,000
Total available-for-sale securities	$33,589	$5	$—	$33,594

Available-for-sale securities consisted of the following as of December 31, 2011 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Current:
Money Market funds	$38,520	$—	$—	$38,520
Non-government sponsored debt securities	42,554	32	(12)	42,574
Total current securities	81,074	32	(12)	81,094
Noncurrent:
Non-government sponsored debt securities	6,129	22	—	6,151
Total noncurrent securities	6,129	22	—	6,151
Total available-for-sale securities	$87,203	$54	$(12)	$87,245

      There were $6 million and $0 in proceeds from the sales of available-for-sale securities during the years ended December 31, 2012 and 2011, respectively.  Realized gains and losses on sales of investments are determined using the specific identification method and are included in other income (expense) in the Consolidated Statement of Comprehensive Income. Net unrealized holding gains and losses on available-for-sale securities of $5,000, net of $1,000 of tax expense, have been included in accumulated other comprehensive gain (loss) as of December 31, 2012. All of the Company's available-for-sale securities with gross unrealized losses as of December 31, 2012 and 2011 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at December 31, 2012, by contractual maturity, was as follows (in thousands):

Estimated Fair Value
Due in one year or less	$13,607
Due after one year through two years	3,000
$16,607

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

	2012	2011
Accounts receivable	$33,717	$23,133
Less: Allowance for doubtful accounts	(444)	(117)
	$33,273	$23,016

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2009	$523
Reductions charged to costs and expenses	(174)
Write-offs of uncollectible accounts	(51)
Balance at December 31, 2010	$298
Reductions charged to costs and expenses	(168)
Write-offs of uncollectible accounts	(13)
Balance at December 31, 2011	$117
Reductions charged to costs and expenses	335
Write-offs of uncollectible accounts	(8)
Balance at December 31, 2012	$444

NOTE 5 - INVENTORIES, NET

Inventories consisted of the following at December 31 (in thousands):

	2012	2011
Parts and supplies	$18,259	$12,382
Work-in-progress	4,831	6,829
Finished goods	6,847	5,368
	$29,937	$24,579

The Company has non-cancellable purchase commitments with certain of its component suppliers in the amount of approximately $16.8 million at December 31, 2012. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

NOTE 6 – FAIR VALUE MEASUREMENT

ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The ASC describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2 or Level 3 measurements for the year ended December 31, 2012.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2012 using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$16,987	$—	$—	$16,987
Non-government sponsored debt securities	—	16,607	—	16,607
Liabilities:
Contingent consideration	—	—	1,370	1,370

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$38,520	$—	$—	$38,520
Non-government sponsored debt securities	—	48,725	—	48,725
Liabilities:
Contingent consideration	—	—	—	—

Changes in the recurring fair value measurements of financial assets and liabilities using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Beginning balance	$—	$41
Contingent consideration recorded at acquisition	1,370	—
Fair value adjustments	—	(41)
Ending balance	$1,370	$—

Refer to Note 2 for a description of the valuation of contingent consideration and related sensitivities of the estimates.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2012	2011
Laboratory equipment	$21,155	$19,343
Leasehold improvements	16,885	15,822
Computer equipment	7,068	5,428
Purchased software	15,756	12,011
Furniture and fixtures	4,834	4,260
Assets on loan/rental	3,499	2,689
Capital lease equipment	116	116
	69,313	59,669
Less: Accumulated amortization and depreciation	(43,084)	(34,477)
	$26,229	$25,192

Depreciation expense was $8.8 million, $7.8 million, and $6.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

On July 11, 2012, the Company completed the acquisition of GenturaDx.  As a result, the Company recorded approximately $8.3 million of goodwill and approximately $40.1 million of other identifiable intangible assets.  In 2011, as a result of the acquisition of LMA, the Company recorded approximately $0.5 million of goodwill and $20.0 million of other identifiable intangible assets.   For impairment testing purposes, the Company has assigned all of the GenturaDx and LMA goodwill to the ARP segment.   This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	2012	2011
Balance at beginning of year	$42,763	$42,250
Acquisition of GenturaDx	8,292	—
Acquisition of LMA	—	532
Foreign currency translation adjustments	73	(19)
Balance at end of year	$51,128	$42,763

As a result of the acquisition of LMA in 2011, the Company acquired amortizable identifiable intangible assets consisting of developed technology of $11.3 million, customer lists and contracts of $6.7 million, licensing and other agreements of $1.0 million, trade name of $0.7 million and in process research and development of $0.3 million.  These will be amortized over their estimated lives of ten to twelve years for the developed technology; ten years for the customer lists and contracts; five years for the software related developed technology; eleven years for the licensing and other agreements; and one year for the trade name and non-compete agreements.

The current in process research and development projects are scheduled to be completed in 2013 and 2014. The estimated costs to complete these projects are between $10.0 and $15.0 million. During the fourth quarter of 2012, one of the in-process research and development projects from the BSD acquisition was abandoned and written off for $118,000.

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2011
Balance at December 31, 2010	$18,407	$1,285	$283	$712	$20,687
Additions due to acquisition of LMA	11,332	6,697	1,652	286	19,967
Completion of IP R&D projects	270	—	—	(270)	—
Write-off of IP R&D projects	—	—	—	(92)	(92)
Foreign currency translation adjustments	(9)	(1)	(2)	(5)	(17)
Balance at December 31, 2011	30,000	7,981	1,933	631	40,545
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2010	(7,362)	(308)	(73)	—	(7,743)
Amortization expense	(2,642)	(461)	(272)	—	(3,375)
Foreign currency translation adjustments	5	1	4	—	10
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	—	(11,108)
Net balance at December 31, 2011	$20,001	$7,213	$1,592	$631	$29,437
Weighted average life (in years)	10	11	9

2012
Balance at December 31, 2011	$30,000	$7,981	$1,933	$631	$40,545
Additions due to acquisition of GenturaDx	—	—	—	40,100	40,100
Completion of IP R&D projects	—	—	—	—	—
Write-off of IP R&D projects	—	—	—	(118)	(118)
Foreign currency translation adjustments	30	5	8	14	57
Balance at December 31, 2012	30,030	7,986	1,941	40,627	80,584
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	—	(11,108)
Amortization expense	(3,187)	(790)	(266)	—	(4,243)
Foreign currency translation adjustments	(7)	(2)	(6)	—	(15)
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Net balance at December 31, 2012	$16,837	$6,426	$1,328	$40,627	$65,218
Weighted average life (in years)	10	11	9

The estimated aggregate amortization expense for the next five years and thereafter is as follows (in thousands):

2013	$4,121
2014	4,092
2015	3,322
2016	3,107
2017	2,147
Thereafter	7,802
24,591
IPR&D	40,627
$65,218

NOTE 9 – OTHER ASSETS

Other assets consisted of the following at December 31 (in thousands):

	2012	2011
Purchased technology rights (net of accumulated amortization of $2,390 and $1,262 in 2012 and 2011, respectively)	$3,765	$3,513
Cost-method investments	5,081	4,081
Other	556	146
	9,402	7,740
Less: Current portion	(939)	(430)
	$8,463	$7,310

For the years ended December 31, 2012 and 2011, the Company recognized amortization expense related to the amortization of these acquired technology rights of approximately $1,304,000 and $693,000, respectively.  Future amortization expense is estimated to be $1,094,000 in 2013, $814,000 in 2014, $532,000 in 2015, $525,000 in 2016, $494,000 in 2017 and $306,000 thereafter.

Non-Marketable Securities and Other-Than-Temporary Impairment

The Company owns a minority interest in two private companies based in the U.S. through its investments of (i) $2.1 million in the second quarter of 2010 and an additional $2.0 million in the first quarter of 2011 in one private company and (ii) $1.0 million in the third quarter of 2012 in a second private company.  These minority investments in the private companies are included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investees as the Company owns less than 20% of the voting equity and the investees are not publicly traded.  The Company regularly evaluates the carrying value of these cost-method investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investments. The primary indicators the Company utilizes to identify these events and circumstances are the investee's ability to remain in business, such as the investees liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income, net in the Consolidated Statements of Operations. As the inputs utilized for the Company's periodic impairment assessment are not based on observable market data, these cost method investments are classified withing Level 3 of the fair value hierarchy. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment's fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2009	$581
Warranty expenses	(980)
Accrual for warranty costs	876
Accrued warranty costs at December 31, 2010	477
Warranty expenses	(1,131)
Accrual for warranty costs	1,335
Accrued warranty costs at December 31, 2011	681
Warranty expenses	(1,119)
Accrual for warranty costs	1,041
Accrued warranty costs at December 31, 2012	$603

NOTE 11 - INCOME TAXES

The components of income before income taxes for the years ended December 31 are as follows (in thousands):

	2012	2011	2010
Domestic	$28,241	$26,373	$16,625
Foreign	(5,461)	(2,444)	(5,274)
Total	$22,780	$23,929	$11,351

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2012	2011	2010
Current:
Federal	$4,158	$8,630	$7,498
Foreign	(129)	494	(391)
State	928	1,420	962
Total current	$4,957	$10,544	$8,069
Deferred:
Federal	3,945	(604)	(1,738)
Foreign	1,179	(207)	(210)
State	292	(278)	(1)
Total deferred	5,416	(1,089)	(1,949)
Total provision for income taxes	$10,373	$9,455	$6,120

The provision for income taxes differs from amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended December 31,
	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.9%	2.7%	5.5%
Permanent items	2.0%	5.3%	11.5%
Effect of foreign operations	0.5%	(0.4)%	0.8%
Research and incentive tax credit generated	(7.1)%	(2.5)%	(37.2)%
Valuation allowance	11.6%	(1.3)%	39.8%
Income tax reserves	0.1%	0.5%	(1.5)%
Other	(0.5)%	0.2%	0.0%
	45.5%	39.5%	53.9%

The Company accounts for income taxes using the liability method in accordance with ASC 740 "Income Taxes". Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at the end of each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2012	2011	2010
Deferred tax assets:
Current deferred tax assets
Accrued liabilities and other	$7,447	$6,830	$4,302
Gross current deferred tax assets	7,447	6,830	4,302
Valuation allowance	(536)	(839)	(77)
Net current deferred tax assets	6,911	5,991	4,225
Noncurrent deferred tax assets
Net operating loss and credit carryforwards	65,724	48,633	30,312
Deferred revenue	2,729	2,867	3,323
Depreciation and amortization	8,194	7,568	7,382
Stock compensation	5,780	5,904	4,527
Gross noncurrent deferred tax assets	82,427	64,972	45,544
Valuation allowance	(44,132)	(39,229)	(34,756)
Net noncurrent deferred tax assets	$38,295	$25,743	$10,788
Deferred tax liabilities:
Current deferred tax liabilities
Accrued liabilities and other	$(763)	$—	$—
Total current deferred tax liabilities	(763)	—	—
Net current deferred tax asset	6,148	5,991	4,225
Noncurrent deferred tax liabilities
Depreciation and amortization	(22,784)	(9,352)	(883)
Stock compensation	(61)	(92)	(61)
Acquired intangibles	(2,631)	(3,482)	(3,481)
Total noncurrent deferred tax liabilities	(25,476)	(12,926)	(4,425)
Net noncurrent deferred tax asset	12,819	12,817	6,363
Net deferred tax assets	$18,967	$18,808	$10,588

Under ASC 740, the Company can only recognize a deferred tax asset to the extent that it is “more likely than not” that these assets will be realized. In evaluating the need for a valuation allowance, all available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. The Company has established a valuation allowance against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of deferred tax liabilities that can be used to realize deferred tax assets. The valuation allowance increased approximately $4.6 million in 2012 from 2011 primarily due to the Canadian and Australian subsidiaries which have a full valuation allowance recorded against their net deferred tax assets. In 2012 the Company determined that it was not more likely than not that the deferred tax assets of Australia would be realized and recorded a valuation allowance of approximately $1.5 million in income tax expense.

At December 31, 2012, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $80.9 million, $60.2 million, and $22.8 million respectively. These losses expire beginning in 2021, except for $3.2 million of losses that have unlimited carryforward periods. Approximately $12.6 million of the federal net operating loss carryforward is attributable to excess employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. Federal and state net operating losses of approximately $68.3 million and $54.9 million, respectively, were acquired as part of the acquisitions of U.S. companies. These acquired net operating losses are subject to annual limitations due to the "change of ownership" provisions of Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The Company has federal, state, and foreign credit carryforwards of approximately $7.2 million, $1.1 million, and $9.8 million, respectively. These credits begin to expire in 2012, except for approximately $3.2 million which have an indefinite carryforward period. Approximately $4.2 million of the federal credits is attributable to excess employee stock option deductions, the benefit of which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. State credits of approximately $1.1 million were acquired as part of the acquisition of GenturaDx in 2012 and are subject to annual limitations due to the "change of ownership" provisions of Section 382 of the Internal Revenue Code of 1986 and similar California state tax provisions. In addition, the Company has a gross scientific research and experimental development pool in Canada of approximately $49.6 million which has an indefinite carryforward period.

The American Taxpayer Relief Act of 2012, enacted January 2, 2013, retroactively reinstated the Federal R&D tax credit to January 1, 2012.   The Company's estimated 2012 Federal R&D tax credit of approximately $0.9 million, net of tax reserves, has not been reflected in the Company's operating results for the year ended December 31, 2012.  The impact of this legislative change on the Company's financial statements is expected to be reflected in the operating results for the first quarter of 2013.
Undistributed earnings of our foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  The cumulative amount of undistributed earnings of our non-US subsidiaries was approximately $1.2 million at December 31, 2012, $2.1 million at December 31, 2011, and $1.6 million at December 31, 2010.  The ultimate tax liability related to repatriation of our undistributed earnings is not estimable at the present time.

As of December 31, 2012 and December 31, 2011, the Company had recorded gross unrecognized tax benefits of approximately $1.8 million and $1.4 million, respectively.  All of the unrecognized tax benefits as of December 31, 2012, if recognized, would impact the effective tax rate.  The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense.  During the years ended December 31, 2012 and 2011, the Company recognized approximately $14,000 and $(1,000) in tax related interest and penalties, respectively.  Reserves for interest and penalties as of December 31, 2012 and 2011 are not significant as the Company has net operating loss carryovers.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2012	2011
Balance at beginning of year	$1,370	$1,251
Additions based on tax positions related to the current year	390	119
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Cumulative translation adjustment	—	—
Balance at end of year	$1,760	$1,370

As of December 31, 2012, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations.  In the United States, the statute of limitations with respect to the federal income tax returns for tax years after 2008 are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2009 tax year and make adjustments to these net operating loss carryforwards.  In Canada, the statute of limitations with respect to the federal income tax returns for years after 2004 are open for audit.  There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. The Internal Revenue Service ("IRS") completed its examination of the Company's 2009 federal tax returns during the fourth quarter of 2012. The Company received a “no change” letter as a result of this examination as the IRS did not propose any adjustments. We are currently under audit in Canada for our scientific research and experimental development pool claims for the 2009 through 2011 tax years. Although we do not expect a material adjustment, the outcome of the audit is not known at this time.  We are not under audit in any other major taxing jurisdictions at this time.

NOTE 12 - LONG-TERM DEBT

On December 31, 2012, long-term debt consisted of a loan payable to TPC valued at $1.7 million and the related short term interest payable of $1.1 million.

On December 12, 2003, Tm Bioscience entered into an agreement with the Ministry of Industry of the government of Canada under which the Government agreed to invest up to $7.3 million (Cdn) relating to the development of several genetic tests.  This agreement was amended in March 2009.  Funds were advanced from TPC, a special operating program.  The actual payments received by the Company were predicated on eligible expenditures made during the amended project period which ended July 31, 2008.  As of December 31, 2012, the Company had received $4.9 million from TPC ($4.9 million (Cdn)) which is expected to be repaid along with approximately $1.6 million of imputed interest for a total of approximately $6.5 million ($6.5 million (Cdn)).  Approximately $3.6 million ($3.6 million (Cdn)) of the interest and advances has been repaid as of December 31, 2012.

Tm Bioscience agreed to repay the TPC funding through a royalty on revenues.  This liability was assumed by the Company as part of the acquisition and the liability was recorded at fair value as of the date of acquisition.  This liability is subject to adjustments for foreign currency translation effects as it is a foreign currency denominated balance.  Royalty payments commenced in 2007 at a rate of 1% of total LMD revenue and at a rate of 2.5% for 2008 and thereafter.  Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier.  The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date.  Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table below, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” Furthermore, payments reflected in U.S. Dollars are subject to adjustment based upon applicable exchange rates as of the reporting date.

Estimated repayments on the debt for the next five years and thereafter are as follows (in thousands):

2013	$1,138
2014	1,270
2015	517
2016	—
2017	—
Thereafter	—
$2,925
Less: Amount representing implied interest	(56)
Total principal repayments	$2,869
Discount	(29)
Total long-term debt	$2,840
Less: Current portion of long-term debt	(1,138)
$1,702

In 2012 and 2011, the Company had imputed interest expense related to its long-term debt of $89,000 and $125,000, respectively, recorded in the ARP segment.  The effective interest rate was 3.90% and 3.96% as of December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, the fair value of the Company’s long-term debt was approximately $2.5 million and $3.2 million, respectively.  The Company’s long-term debt is classified as a Level 3 instrument and the Company has used a discounted cash flow (DCF) model to determine the estimated fair value as of December 31, 2012 and 2011.  The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the TPC debt.  In making these assumptions, the Company considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

NOTE 13 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income	$12,407	$14,474	$5,231
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	40,927	41,262	41,030
Effect of dilutive securities:
Stock options and awards	957	1,275	1,408
Denominator for diluted net income per share - weighted average shares outstanding - diluted	41,884	42,537	42,438
Basic net income per share	$0.30	$0.35	$0.13
Diluted net income per share	$0.30	$0.34	$0.12

Restricted stock awards (RSAs) and stock options to acquire 364,000, 141,000, and 836,000 shares for the years ended December 31, 2012, 2011 and 2010, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

NOTE 14 - STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/ LOSS

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders.  At December 31, 2012 and 2011, there was no preferred stock issued and outstanding.

Comprehensive Income/Loss

The Company’s comprehensive income or loss is comprised of net income or loss and foreign currency translation and unrealized gains and losses on available-for-sale securities.  Comprehensive income for the year ended December 31, 2012 was approximately $12.5 million and comprehensive income for the year ended December 31, 2011 was approximately $14.3 million.

NOTE 15 - EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock-Based Compensation

At December 31, 2012, the Company has one stock-based employee compensation plan pursuant to which grants may be made: the Second Amended and Restated 2006 Equity Incentive Plan (the “Equity Incentive Plan”) which was approved at the Company’s Annual Meeting on May 25, 2006 and amended at the Company’s Annual Meetings on each of May 21, 2009 and May 17, 2012.  No further grants shall be made pursuant to the 2000 Long-Term Incentive Plan (the “2000 Plan”), the 2001 Broad-Based Stock Option Plan (the “2001 Plan”) or the 2006 Management Stock Purchase Plan (the “MSPP”), which was terminated effective March 7, 2012. In addition, at December 31, 2012, the Company has one plan pursuant to which discount purchases may be made by the participants in such plan: the Luminex Corporation Employee Stock Purchase Plan (the "ESPP"), which was approved at the Company's Annual Meeting on May 17, 2012.

Equity Incentive Plans

Under the Company’s Equity Incentive Plan, 2000 Plan, and the 2001 Plan, certain employees, consultants and non-employee directors have been granted RSAs, restricted share units (RSUs) and options to purchase shares of common stock.  The options, RSAs, and RSUs generally vest in installments over a four to five year period, and the options expire either five or ten years after the date of grant.  Under the Equity Incentive Plan, certain employees, directors of, and consultants to the Company are eligible to be granted RSAs, RSUs, and options to purchase common stock. The ESPP provides for the granting of rights to certain employees of the Company to defer an elected percentage, up to 15%, of their base salary through the purchase of the Company's common stock, discounted by 15%. As of December 31, 2012, there were approximately 4.4 million shares authorized for future issuance under the Company’s Equity Incentive Plan and 464,704 shares eligible for purchase pursuant to the terms and conditions thereof under the ESPP as more fully described below.

The Equity Incentive Plan, the ESPP, the 2000 Plan and the 2001 Plan are administered by the Compensation Committee of the Board of Directors.  The Compensation Committee has the authority to determine the terms and conditions under which awards will be granted from the Equity Incentive Plan, including the number of shares, vesting schedule and term, as applicable. Any option award exercise prices, as set forth in the Equity Incentive Plan, will be equal to the fair market value on the date of grant.  Under certain circumstances, the Company may repurchase previously granted RSAs and RSUs.

On December 4, 2008, March 11, 2009, March 9, 2010, March 25, 2011 and March 7, 2012 the Board adopted the Luminex Corporation 2008 Long Term Incentive Plan, the Luminex Corporation 2009 Long Term Incentive Plan (the “2009 LTIP”), the Luminex Corporation 2010 Long Term Incentive Plan (the “2010 LTIP”), the Luminex Corporation 2011 Long Term Incentive Plan (the “2011 LTIP”) and the the Luminex Corporation 2012 Long Term Incentive Plan (the "2012 LTIP") respectively.  Awards under all of the LTIP plans were granted by the Board in the form of RSUs and are to be treated as Performance Awards under the Equity Incentive Plan.  Grants of RSUs under the LTIP plans shall initially be unvested and represent the maximum amount of shares that participants may receive under the plan, assuming achievement of the maximum level of performance goals established for the grant, and subject to adjustment for certain transactions and other extraordinary or non-recurring events that may affect Luminex or its financial performance.

On March 11, 2009, the Company’s Chief Executive Officer was granted an award for an unvested RSU under the 2009 LTIP for $2,200,000 worth of shares of Luminex Common Stock, and the Company’s Chief Financial Officer was granted an award for an unvested RSU under the 2009 LTIP for $825,000 worth of shares of Luminex Common Stock.  The actual maximum number of shares of 140,395 shares and 52,648 shares for the CEO and CFO, respectively, was determined on May 12, 2009, based upon the closing price of the common stock on that date.  Performance goals under the grants are based on the following components, with the following weights given to each: 50% on the trading price of Luminex Common Stock at the end of the performance period and 50% on Luminex’s operating cash flows per diluted share at the end of the performance period.

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

•
Partial or complete achievement of the operating cash flow goal is dependent upon the average quarterly “total operating cash flows” per diluted share for the four quarters ended December 31, 2011, as further described in the 2009 LTIP. “Total operating cash flows” means Luminex’s GAAP net cash provided by operating activities as shown on its financial statements for the 12 month period ended December 31, 2011, as further described in the 2009 LTIP. There is a range of targets as follows: a minimum threshold of $0.134 per share, a target of $0.152 per share, and a maximum goal of $0.241 per share.  The final determination and certification of the shares earned for this goal was made by the compensation committee of the Board of Directors on February 8, 2012 resulting in the Chief Executive Officer earning 70,198 shares and the Chief Financial Officer earning 26,324 shares.

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

The 2010 LTIP performance goals are as described below:

•
Partial or complete achievement of the trading price goal is dependent upon the average closing price of Luminex’s Common Stock for the twenty consecutive trading days ending December 31, 2012, inclusive, subject to certain adjustments as described in the 2010 LTIP. There is a range of trading price targets as follows: a minimum threshold of $22.22 per share, a target of $25.25 per share, and a maximum goal of $40.09 per share. No shares were earned for this goal under the 2010 LTIP.

•
Partial or complete achievement of the operating cash flow goal is dependent upon the total operating cash flows per diluted share for the four quarters ended December 31, 2012, as further described in the 2010 LTIP. Total operating cash flows means Luminex’s GAAP net cash provided by operating activities as shown on its financial statements for the 12 month period ended December 31, 2012, as further described in the 2010 LTIP. There is a range of targets as follows: a minimum threshold of $0.212 per share, a target of $0.241 per share, and a maximum goal of $0.382 per share. The final determination and certification of the shares earned for this goal will be made by the compensation committee after the filing of this Annual Report on Form 10-K.

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

On March 7, 2012, the Company’s Chief Executive Officer was granted an award for an unvested RSU under the 2012 LTIP for $2,200,000 worth of shares of Luminex Common Stock, and the Company’s Chief Financial Officer was granted an award for an unvested RSU under the 2012 LTIP for $550,000 worth of shares of Luminex Common Stock.  The actual maximum number of shares of 98,434 shares and 24,608 shares for the CEO and CFO, respectively, was determined on March 7, 2012, based upon the closing price of the stock on that date.  Performance goals under the grants are based on the following components, with the following weights given to each: 50% on the trading price of Luminex Common Stock at the end of the performance period and 50% on Luminex’s total income from operations at the end of the performance period.

The 2012 LTIP performance goals are as described below:

•
Partial or complete achievement of the trading price goal is dependent upon the average closing price of Luminex’s Common Stock for the twenty consecutive trading days ending December 31, 2014, inclusive, subject to certain adjustments as described in the 2012 LTIP. There is a range of trading price targets as follows: a minimum threshold of $29.29 per share, a target of $32.54 per share, and a maximum goal of $39.75 per share.

•
Partial or complete achievement of the total income from operations goal is dependent upon the total income from operations for the year ended December 31, 2014, as further described in the 2012 LTIP. Total income from operations means Luminex’s income from operations as reflected on the Company’s Consolidated Statement of Operations for the year ended December 31, 2014, as further described in the 2012 LTIP. There is a range of targets as follows: a minimum threshold of $58,663,000, a target of $67,286,000, and a maximum goal of $85,831,000.

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

	2012	2011	2010
Dividend yield	—%	—%	—%
Expected volatility	0.5	0.5	0.5
Risk-free rate of return	1.2%	2.3%	2.6%
Expected life	7 years	7 years	7 years
Weighted average fair value at grant date	$7.78	$7.67	$7.62

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

The Company’s stock option activity for the years ended December 31, 2010, 2011 and 2012 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	2,796	$12.18
Granted	128	16.55
Exercised	(242)	10.54
Cancelled or expired	(315)	25.41
Outstanding at December 31, 2010	2,367	$10.82
Granted	84	18.26
Exercised	(304)	11.65
Cancelled or expired	(127)	23.74
Outstanding at December 31, 2011	2,020	$10.19
Granted	160	22.53
Exercised	(487)	7.22
Cancelled or expired	(17)	20.37
Outstanding at December 31, 2012	1,676	$12.13	3.33	$9,078
Vested at December 31, 2012 and expected to vest	1,674	$12.11	3.32	$9,078
Exercisable at December 31, 2012	1,413	$10.57	2.36	$9,068

During the years ended December 31, 2012, 2011 and 2010, the total exercise intrinsic value of stock options exercised was $6.9 million, $2.9 million and $2.3 million, respectively, and the total fair value of stock options that vested was $2.0 million, $1.9 million and $1.7 million, respectively.  Exercise intrinsic value represents the difference between the market value of the Company's common stock at the time of exercise and the strike price of the stock option. The Company had $1.9 million of total unrecognized compensation costs related to stock options at December 31, 2012 that are expected to be recognized over a weighted-average period of 1.7 years.

The Company’s restricted share activity for the years ended December 31, 2011 and 2012 is as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2010	1,093	$16.41
Granted	239	18.73
Vested	(362)	16.11
Cancelled or expired	(67)	16.57
Non-vested at December 31, 2011	903	$17.13
Granted	329	22.50
Vested	(339)	16.75
Cancelled or expired	(75)	18.59
Non-vested at December 31, 2012	818	$19.32

Restricted Stock Units	Shares (in thousands)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2010	768
Granted	269
Vested	(58)
Cancelled or expired	(152)
Non-vested at December 31, 2011	827
Granted	246
Vested	(80)
Cancelled or expired	(118)
Non-vested at December 31, 2012	875	1.93	$14,693
Vested at December 31, 2012 and expected to vest	658	1.92	$10,389
Exercisable at December 31, 2012	40	0.00	$664

As of December 31, 2012, there was $17.9 million of unrecognized compensation cost related to RSAs and RSUs.  That cost is expected to be recognized over a weighted average-period of 2.6 years.  The total fair value of restricted shares vested during the year ended December 31, 2012, 2011 and 2010 was $8.3 million, $7.3 million, and $6.1 million, respectively.

RSAs and RSUs may be granted at the discretion of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2012, the Company awarded 329,096 shares of restricted stock awards, which had a fair value at the date of grant ranging from $17.26–$22.71. During the year ended December 31, 2011, the Company awarded 238,812 shares of restricted stock awards, which had a fair value at the date of grant ranging from $18.26–$21.00. During the year ended December 31, 2010, the Company awarded 419,449 shares of restricted stock awards, which had a fair value at the date of grant ranging from $15.09–$17.36.  During the year ended December 31, 2012, the Company awarded 246,205 shares of restricted stock units, which had a fair value at the date of grant ranging from $16.16–$23.82.  During the year ended December 31, 2011, the Company awarded 268,882 shares of restricted stock units, which had a fair value at the date of grant ranging from $18.26–$20.92.  During the year ended December 31, 2010, the Company awarded 340,474 shares of restricted stock units, which had a fair value at the date of grant ranging from $15.09–$17.36. Compensation under these restricted stock awards and units was charged to expense over the restriction period and amounted to $8.4 million, $10.2 million, and $8.5 million in 2012, 2011 and 2010, respectively.

There were no significant stock compensation costs capitalized into assets as of December 31, 2012, 2011 or 2010.

The Company received $3.5 million, $3.5 million, and $2.2 million for the exercise of stock options during the years ended December 31, 2012, 2011 and 2010, respectively.  Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan, 2000 Plan and 2001 Plan from reserves upon the exercise of stock options and vesting of RSAs.

Employee Savings Plans and Other Benefit Plans

    Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code for the Company’s employees in the United States. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2012, 2011, and 2010, each employee could contribute a percentage of compensation up to a maximum of $17,000, $16,500, and $16,500 per year, respectively, with the Company matching 50% of each employee’s contributions.  Effective January 1, 2010, the Company began contributing to a deferred profit sharing plan for our Canadian employees.  All Canadian employees are eligible to participate in the plan.  The Company’s contributions to these plans for 2012, 2011 and 2010 were $2.1 million, $1.6 million, and $1.3 million, respectively.

    Several of the Company’s Netherlands employees are covered by a defined benefit plan.  The cost and total liability to the Company is not significant.  Effective January 1, 2011, all of the Company’s new hires in the Netherlands are eligible to participate in a defined contribution plan.

Employee Stock Purchase Plan

In May 2012, the Company's stockholders approved the ESPP Plan, which provides for the granting of up to 500,000 shares of the Company's common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company's common stock at 85% of the lesser of (i) the closing market value per share of the common stock on the first trading date of the option period or (ii) the closing market value per share of the common stock on the last trading date of the option period. The first plan option period began on July 1, 2012 and 35,296 shares have been issued out of the ESPP as of December 31, 2012. The related stock-based compensation expense in 2012 was $0.2 million.

The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

2012
Assumptions:
Risk-free interest rates	0.15%
Expected life	0.5 years
Expected volatility	.51
Dividend yield	—%

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of income (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$947	$917	$927
Research and development	2,034	2,126	1,641
Selling, general and administrative	6,934	8,374	6,868
Stock-based compensation costs reflected in net income	$9,915	$11,417	$9,436

Reserved Shares of Common Stock

At December 31, 2012 and 2011, the Company had reserved 4,827,116 and 4,575,403 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, RSUs, purchase of common stock pursuant to the ESPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summarizes the reserved shares by plan as of December 31, 2012:

	Options Outstanding	Shares Available for Future Issuance	Total Shares Reserved
2000 Plan	523,500	—	523,500
2001 Plan	83,529	—	83,529
2006 Equity Incentive Plan	1,690,005	4,362,412	6,052,417
ESPP Plan	—	464,704	464,704
Balthrop Option	450,000	—	450,000
	2,747,034	4,827,116	7,574,150

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company has operating leases related primarily to its office and manufacturing facilities with original lease periods of up to ten years. Rental and lease expense for these operating leases for the years 2012, 2011 and 2010 totaled approximately $5.5 million, $3.6 million, and $3.0 million, respectively.

In the fourth quarter of 2012, the Company ceased using the Hayward, California facility, whose operating lease commitment was acquired under the GenturaDx acquisition in July 2012. The Company has accrued a liability of approximately $850,000 based upon the estimated fair value of the costs that will continue to be incurred under the lease, including an estimate of sublease rental income.
Minimum annual lease commitments as of December 31, 2012 under non-cancellable leases for each of the next five years and in the aggregate were as follows (in thousands):

2013	$3,915
2014	3,489
2015	1,790
2016	798
2017	662
Thereafter	3,063
Total	$13,717

These non-cancellable lease commitments related to facilities include certain rent escalation provisions which have been included in the minimum annual rental commitments shown above.  These amounts are recorded to expense on a straight-line basis over the life of the lease.  In addition, some of the Company’s leases contain options to renew the lease for five to ten years at the then prevailing market rental rate, right of first refusal to lease additional space that becomes available, or leasehold improvement incentives.

Non-Cancellable Purchase Commitments

As of December 31, 2012 the Company had approximately $16.8 million in purchase commitments with several of its inventory suppliers. These commitments require delivery of minimum amounts of components throughout 2017.

Employment Contracts

The Company has entered into employment contracts with certain of its key executives.  Generally, certain amounts may become payable in the event the Company terminates the executives’ employment without cause or the executive resigns for good reason.

Legal Proceedings

On August 30, 2012 Abbott Laboratories (Abbott) was sued by ENZO Life Sciences, Inc. (ENZO) in U.S. District Court in Delaware for alleged infringement of its US Patent 7,064,197 as a result of Abbott's distribution of the Company's xTAG Respiratory Viral Panel.  The Company and Abbott have entered into an agreement requiring Luminex to defend and indemnify Abbott for any alleged infringement resulting from its distribution of the Respiratory Viral Panel. Abbott filed an answer on October 15, 2012.  On November 30, 2012, the Company intervened in the lawsuit. On January 2, 2013 ENZO filed additional claims against the Company, alleging infringement of US Patent 8,097,405 resulting from the Company's distribution of its Multicode products.  A trial date has not been set. The parties to the lawsuit have begun engaging in the discovery process.

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

ARP segment - primarily involved in the development and sale of assays on xMAP technology for use on Luminex’s installed base of systems, as well as the sale of automated punching systems.

Intersegment sales are recorded at fixed prices which approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings.   Intersegment sales of approximately $11.7 million, $8.8 million, and $6.5 million for the years ended December 31, 2012, 2011, and 2010 have been eliminated upon consolidation, respectively.

Following is selected information for the years ended December 31, 2012 and 2011 or as of December 31, 2012 and 2011 (in thousands):

	2012			2011
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$121,032	$81,550	$202,582	$127,779	$56,560	$184,339
Depreciation and amortization	6,930	7,434	14,364	6,070	5,817	11,887
Operating profit (loss)	15,047	7,669	22,716	29,895	(6,052)	23,843
Segment assets	179,695	117,304	296,999	160,251	122,396	282,647

The table below provides information regarding long-term assets and product revenues from the Company’s sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	Sales to Customers			Long-Term Assets
	2012	2011	2010	2012		2011		2010
Domestic	$167,924	$152,480	$117,947	$113,700		$66,094		$34,320
Foreign:
Europe	17,376	16,029	13,708	1,433		978		1,086
Asia	10,877	9,481	4,817	212		280		451
Canada	3,753	2,892	2,476	48,929	[1]	52,028	[1]	53,303	[1]
Australia	963	1,344	982	2,567	[2]	4,252	[2]	4,871
Other	1,689	2,113	1,627	16		38		61
	$202,582	$184,339	$141,557	$166,857		$123,670		$94,092
[1] $39.6 million of the long-term assets in Canada represents goodwill from the acquisition of Tm Bioscience.
[2] $2.7 million of the long-term assets in Australia represent goodwill from the acquisition of BSD.

Our aggregate foreign currency transaction losses of $215,000 and $108,000 were included in determining our consolidated results for the years ended December 31, 2012 and 2011, respectively.

NOTE 19 - SUBSEQUENT EVENTS

In January, 2013, the Company resolved its molecular distribution agreements and an expense of $7.0 million will be recorded in selling, general and administrative expenses in the first quarter of 2013. All payments are expected to be made prior to June 30, 2013.

NOTE 20 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued guidance on disclosures about offsetting assets and liabilities to converge the presentation of offsetting assets and liabilities between U.S. GAAP and International Financial Reporting Standards. The guidance requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance will be effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company in the process of evaluating the financial and disclosure impact of this guidance.  The impact on the Company's financial position and results of operations is not expected to be material.

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income.  The amended guidance eliminated one of the presentation options provided by U.S. GAAP which was to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, it gave an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance was effective for reporting periods beginning after December 15, 2011 and has been applied retrospectively.  The impact of adoption on the Company’s financial position and results of operations was not material.

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

NOTE 21 - SELECTED QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$48,727	$48,273	$50,047	$55,535
Gross profit	33,760	34,412	35,045	39,357
Income from operations	5,608	6,486	3,367	7,255
Net income	3,527	2,952	1,676	4,252
Basic income per common share	0.09	0.07	0.04	0.10
Diluted income per common share	0.08	0.07	0.04	0.10
	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$43,275	$47,638	$45,557	$47,869
Gross profit	30,728	33,826	28,417	32,519
Income from operations	8,294	8,797	2,820	3,932
Net income	4,461	4,643	1,928	3,442
Basic income per common share	0.11	0.11	0.05	0.08
Diluted income per common share	0.11	0.11	0.05	0.08

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on their assessment of the effectiveness of our internal control over financial reporting, which is provided at Item 8, page 58.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal 1 - Election of Class I Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2013 annual meeting of stockholders to be held on or about May 16, 2013 (Proxy Statement). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 2, 2013.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant as of February 21, 2013" in Item 1 of this Annual Report on Form 10-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2012, certain information with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	2,213,505	$6.82	4,827,116
Equity compensation plans not approved by security holders (1)	533,529	$9.82	—
Total	2,747,034		4,827,116

(1)
Includes 83,529 shares of common stock subject to unexercised options and awards under the 2001 Plan and unexercised options to purchase 450,000 shares of the Company’s common stock issued to Patrick J. Balthrop, Sr. on May 15, 2004 in connection with his hiring.  Such option grants were issued separate and apart from the Company’s stockholder approved equity incentive plans.

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
2.1
Agreement and Plan of Merger, dated July 9, 2012, by and among Luminex Corporation, Grouper Merger Sub, Inc., GenturaDx, Inc. and the Seller Representative (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed on July 12, 2012). *

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

10.6
Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.7
First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation as Tenant, dated July 25, 2002. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.8
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

10.14#
Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 18, 2004).

10.15#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.16#	Luminex Corporation Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 21, 2009).

10.17#	Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 21, 2009).

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

10.23#
Amendment to Restricted Stock Agreement, dated as of March 25, 2007, by and between Luminex Corporation and Patrick J. Balthrop, Sr. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.24#
Amendment to Luminex Corporation Amended and Restated 2000 Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.25#
Amendment to Luminex Corporation 2001 Broad-Based Stock Option Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.26#	Luminex Corporation 2008 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed December 9, 2008).

10.27#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2008 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed December 9, 2008).

10.28#
Employment Agreement, dated as of July 1, 2009, by and between Luminex Corporation and Michael F. Pintek (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.29#	Luminex Corporation 2009 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 17, 2009).

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.30#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2009 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 17, 2009).

10.31#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Proxy Statement for its Annual Meeting of Shareholders held on May 25, 2006).

10.32#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 25, 2006).

10.33#	Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 25, 2006).

10.34#	Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 25, 2006).

10.35#	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.36#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.37#	Luminex Corporation 2010 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K/A, filed March 16, 2010).

10.38#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2010 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 15, 2010).

10.39#	Management Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 15, 2010).

10.40#	Luminex Corporation 2011 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 31, 2011).

10.41#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2011 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 31, 2011).

10.42#	Luminex Corporation 2012 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 13, 2012).

10.43#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2012 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 13, 2012).

10.44#	Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.45#	Luminex Corporation Employee Stock Purchase Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.46#	Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and its Executives.

10.47#	Second Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and Patrick J. Balthrop.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated in the signature page of this report).

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#        Management contract or compensatory plan or arrangement.

*
Schedules, annexes and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Luminex agrees to furnish a supplemental copy of omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION

By:   /s/ Patrick J. Balthrop
Patrick J. Balthrop
President and Chief Executive Officer
Date: February 22, 2013

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

S-1

SIGNATURES	TITLE	DATE

/s/ Patrick J. Balthrop	President and Chief Executive Officer, Director	February 22, 2013
Patrick J. Balthrop	(Principal Executive Officer)

/s/ Harriss T. Currie	Chief Financial Officer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 22, 2013
Harriss T. Currie

/s/ Robert J. Cresci	Director	February 22, 2013
Robert J. Cresci

/s/ Thomas W. Erickson	Director	February 22, 2013
Thomas W. Erickson

/s/ Fred C. Goad, Jr.	Director	February 22, 2013
Fred C. Goad, Jr.

/s/ Jay B. Johnston	Director	February 22, 2013
Jay B. Johnston

/s/ Jim D. Kever	Director	February 22, 2013
Jim D. Kever

/s/ G. Walter Loewenbaum II	Chairman of the Board of Directors,	February 22, 2013
G. Walter Loewenbaum II	Director

/s/ Kevin M. McNamara	Director	February 22, 2013
Kevin M. McNamara

/s/ Edward A. Ogunro	Director	February 22, 2013
Edward A. Ogunro

S-2