Form 10-Q
period 2013-03-31
LUMINEX CORP
filed 2013-04-30
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 41,587,440 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on April 26, 2013.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	1

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	27

SIGNATURES AND EXHIBITS	28

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,289	$42,789
Short-term investments	6,599	13,607
Accounts receivable, net	25,127	33,273
Inventories, net	32,332	29,937
Deferred income taxes	5,818	6,148
Prepaids and other	4,693	4,388
Total current assets	128,858	130,142
Property and equipment, net	26,588	26,229
Intangible assets, net	64,193	65,218
Deferred income taxes	12,812	12,819
Long-term investments	—	3,000
Goodwill	51,139	51,128
Other	9,286	8,463
Total assets	$292,876	$296,999
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,924	$9,650
Accrued liabilities	16,397	12,690
Deferred revenue	4,524	4,134
Current portion of long-term debt	1,409	1,138
Total current liabilities	30,254	27,612
Long-term debt	1,403	1,702
Deferred revenue	2,791	2,933
Other	5,113	5,085
Total liabilities	39,561	37,332
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 40,838,025 shares at March 31, 2013; 40,824,932 shares at December 31, 2012	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	289,662	293,392
Accumulated other comprehensive income	990	1,101
Accumulated deficit	(37,378)	(34,867)
Total stockholders' equity	253,315	259,667
Total liabilities and stockholders' equity	$292,876	$296,999

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Revenue	$53,200	$48,727
Cost of revenue	15,243	14,967
Gross profit	37,957	33,760
Operating expenses:
Research and development	12,714	10,137
Selling, general and administrative	25,766	16,915
Amortization of acquired intangible assets	1,029	1,100
Total operating expenses	39,509	28,152
(Loss) income from operations	(1,552)	5,608
Interest expense from long-term debt	(28)	(59)
Other (loss) income, net	(7)	57
(Loss) income before income taxes	(1,587)	5,606
Income taxes	(924)	(2,079)
Net (loss) income	$(2,511)	$3,527

Other comprehensive (loss) income:
Foreign currency translation adjustments	(112)	198
Unrealized gains (losses) on available-for-sale securities, net of tax	1	(18)
Other comprehensive (loss) income	(111)	180
Comprehensive (loss) income	$(2,622)	$3,707

Net (loss) income per share, basic	$(0.06)	$0.09
Shares used in computing net (loss) income per share, basic	40,887	40,919

Net (loss) income per share, diluted	$(0.06)	$0.08
Shares used in computing net (loss) income per share, diluted	40,887	42,805

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended March 31,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,511)	$3,527
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,804	3,522
Stock-based compensation	2,432	2,643
Deferred income tax expense	700	553
Excess income tax expense (benefit) from employee stock-based awards	274	(297)
Loss on disposal of assets	18	—
Other	198	232
Changes in operating assets and liabilities:
Accounts receivable, net	8,095	(4,013)
Inventories, net	(2,404)	133
Other assets	(896)	40
Accounts payable	(1,731)	(486)
Accrued liabilities	1,777	(6,026)
Deferred revenue	263	143
Net cash provided by (used in) operating activities	10,019	(29)
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,995)	(8,999)
Sales and maturities of available-for-sale securities	13,033	8,515
Purchase of property and equipment	(2,791)	(1,596)
Proceeds from sale of assets	31	—
Acquired technology rights	(930)	—
Net cash provided by (used in) investing activities	6,348	(2,080)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,401	657
Payments for stock repurchases	(5,775)	(5,448)
Excess income tax (expense) benefit from employee stock-based awards	(274)	297
Net cash used in financing activities	(4,648)	(4,494)
Effect of foreign currency exchange rate on cash	(219)	151
Change in cash and cash equivalents	11,500	(6,452)
Cash and cash equivalents, beginning of period	42,789	58,282
Cash and cash equivalents, end of period	$54,289	$51,830

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K (the "2012 10-K").

The Company has two segments for financial reporting purposes: the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  See Note 10 — Segment Information.

The Company has reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclassifications include $0.7 million of ARP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment research and development expenses for the three months ended March 31, 2012 and $3.0 million of TSP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment selling, general and administrative expenses for the three months ended March 31, 2012. These reclassifications were not material to the Company's consolidated financial statements.

NOTE 2 — BUSINESS COMBINATIONS

On July 11, 2012, the Company completed its acquisition of GenturaDx, Inc., a British Virgin Islands corporation with operations in Hayward, California (“GenturaDx”). GenturaDx was a molecular diagnostics company in late stage development of a fully integrated, highly automated, real-time polymerase chain reaction ("PCR") system that employs a single-use cassette for sample-to-answer workflow. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of GenturaDx in exchange for approximately $49.3 million cash consideration, subject to working capital adjustments, plus (i) $3.0 million in consideration contingent upon achieving certain future development and regulatory milestones by December 31, 2013, (ii) up to $7.0 million in consideration contingent upon achieving certain future development and regulatory milestones by June 30, 2014 and (iii) additional consideration contingent upon acquired products exceeding certain revenue thresholds in each of 2013, 2014 and 2015. Of the approximately $8.1 million that was deposited in escrow as security for potential indemnity claims and certain other expressly enumerated matters, approximately $7.9 million remains in escrow as of March 31, 2013. Additionally, up to 30% of the milestone payments are subject to certain set-off rights of the Company for indemnification claims under the acquisition agreement. The Company's acquisition of GenturaDx was funded with cash on hand. The results of operations for GenturaDx have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.

On June 27, 2011, the Company completed its acquisition of EraGen Biosciences, Inc., now referred to as Luminex Madison ("LMA"), a molecular diagnostic company in Madison, Wisconsin for the aggregate cash purchase price of $34.0 million.  The results of operations for LMA have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.   As of March 31, 2013, all of the amounts deposited in escrow related to the LMA acquisition have been released.

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of March 31, 2013 and December 31, 2012, all of the Company’s marketable securities were classified as available for sale.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date.  The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of March 31, 2013 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$31,726	$—	$—	$31,726
Non-government sponsored debt securities	6,598	1	—	6,599
Total current securities	38,324	1	—	38,325
Noncurrent:
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—

Total available-for-sale securities	$38,324	$1	$—	$38,325

Available-for-sale securities consisted of the following as of December 31, 2012 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$16,987	$—	$—	$16,987
Non-government sponsored debt securities	13,602	5	—	13,607
Total current securities	30,589	5	—	30,594
Noncurrent:
Non-government sponsored debt securities	3,000	—	—	3,000
Total noncurrent securities	3,000	—	—	3,000

Total available-for-sale securities	$33,589	$5	$—	$33,594

There were no proceeds from the sales of available-for-sale securities during the three months ended March 31, 2013 or 2012. Realized gains and losses on sales of investments are determined using the specific identification method.  Realized gains and losses are included in other income (expense) in the Consolidated Statements of Comprehensive Income. Net unrealized holding gains on available-for-sale securities of $1,000, net of $1,000 of tax benefit, on available-for-sale securities, have been included in accumulated other comprehensive income as of March 31, 2013.  All of the Company’s available-for-sale securities with gross unrealized losses as of March 31, 2013 and December 31, 2012 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at March 31, 2013 and December 31, 2012, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	March 31, 2013	December 31, 2012
Due in one year or less	$6,599	$13,607
Due after one year through two years	—	3,000
	$6,599	$16,607

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Other-Than-Temporary Impairment

The Company owns a minority interest in two private companies based in the U.S. through its investments (i) of $4.1 million in one private company and (ii) $1.0 million in a second private company. These minority interests are included at cost in other long-term assets on the Company's Condensed Consolidated Balance Sheets as the Company does not have significant influence over the investees as the Company owns less than 20% of the voting equity in each investee and the investees are not publicly traded. The Company regularly evaluates the carrying value of these cost-method investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investments. The primary indicators the Company utilizes to identify these events and circumstances are the investees’ ability to remain in business, such as the investees’ liquidity and rate of cash use, and the investees’ ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income, net in the Consolidated Statements of Comprehensive Income. As the inputs utilized for the Company's periodic impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment's fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

NOTE 4 — INVENTORIES, NET

Inventories are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method.  The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Parts and supplies	$18,412	$18,259
Work-in-progress	6,570	4,831
Finished goods	7,350	6,847
	$32,332	$29,937

NOTE 5 — FAIR VALUE MEASUREMENT

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The ASC describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ending March 31, 2013.

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

As of March 31, 2013 and December 31, 2012, the fair value of the Company's long-term debt was approximately $2.6 million and $2.5 million, respectively. The Company’s long-term debt is classified as a Level 3 instrument and the Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value for disclosure purposes as of March 31, 2013 and December 31, 2012, which does not equal its carrying value on the Consolidated Balance Sheets.  The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the Technology Partnerships Canada ("TPC") debt.  In making these assumptions, the Company considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$31,726	$—	$—	$31,726
Non-government sponsored debt securities	—	6,599	—	6,599
Liabilities:
Contingent consideration	$—	$—	$1,370	$1,370

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$16,987	$—	$—	$16,987
Non-government sponsored debt securities	—	16,607	—	16,607
Liabilities:
Contingent consideration	$—	$—	$1,370	$1,370

Changes in financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period were as follows (in thousands):

	March 31, 2013	December 31, 2012
Balance at beginning of year	$1,370	$—
Contingent consideration recorded at acquisition	—	1,370
Fair value adjustments	—	—
Balance at end of period	$1,370	$1,370

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

On July 11, 2012, the Company completed its acquisition of GenturaDx.  As a result, the Company recorded approximately $8.3 million of goodwill and $40.1 million of other identifiable intangible assets.  For impairment testing purposes, the Company has assigned all of the GenturaDx goodwill to the ARP segment.   This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	March 31, 2013	December 31, 2012
Balance at beginning of year	$51,128	$42,763
Acquisition of GenturaDx	—	8,292
Foreign currency translation adjustments	11	73
Balance at end of period	$51,139	$51,128

The current in-process research and development projects are scheduled to be completed in 2013 and 2014.  The estimated aggregate costs to complete these projects are between $10.0 and $15.0 million. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2012
Balance at December 31, 2011	$30,000	$7,981	$1,933	$631	$40,545
Additions due to acquisition of GenturaDx	—	—	—	40,100	40,100
Write-off of IP R&D projects	—	—	—	(118)	(118)
Foreign currency translation adjustments	30	5	8	14	57
Balance at December 31, 2012	30,030	7,986	1,941	40,627	80,584
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	—	(11,108)
Amortization expense	(3,187)	(790)	(266)	—	(4,243)
Foreign currency translation adjustments	(7)	(2)	(6)	—	(15)
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Net balance at December 31, 2012	$16,837	$6,426	$1,328	$40,627	$65,218
Weighted average life (in years)	10	11	9

2013
Balance at December 31, 2012	$30,030	$7,986	$1,941	$40,627	$80,584
Foreign currency translation adjustments	4	1	1	2	8
Balance at March 31, 2013	30,034	7,987	1,942	40,629	80,592
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Amortization expense	(797)	(197)	(35)	—	(1,029)
Foreign currency translation adjustments	(2)	(1)	(1)	—	(4)
Accumulated amortization balance at March 31, 2013	(13,992)	(1,758)	(649)	—	(16,399)
Net balance at March 31, 2013	$16,042	$6,229	$1,293	$40,629	$64,193
Weighted average life (in years)	10	11	9

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2013 (nine months)	$3,089
2014	4,089
2015	3,321
2016	3,107
2017	2,147
Thereafter	7,811
23,564
IP R&D	40,629
$64,193

NOTE 7 — OTHER COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Other comprehensive (loss) income for the Company includes foreign currency translation adjustments and net unrealized holding gains and losses on available-for-sale investments.

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax (in thousands).

	Foreign Currency Items	Available for Sale Investments	Accumulated Other Comprehensive Income Items
Beginning balance, December 31, 2012	$1,100	$1	$1,101
Other comprehensive income (loss) before reclassifications	(112)	8	(104)
Amounts reclassified from accumulated other comprehensive income	—	(7)	(7)
Net current-period other comprehensive income (loss)	(112)	1	(111)
Ending balance, March 31, 2013	$988	$2	$990

The following table presents the tax (expense) benefit allocated to each component of other comprehensive (loss) income (in thousands).

	Three Months Ended March 31, 2013
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(112)	$—	$(112)
Unrealized gains on available-for-sale investments	—	1	1
Other comprehensive (loss) income	$(112)	$1	$(111)

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net (loss) income	$(2,511)	$3,527
Denominator:
Denominator for basic net (loss) income per share - weighted average common stock outstanding	40,887	40,919
Effect of dilutive securities: stock options and awards	—	1,886
Denominator for diluted net (loss) income per share - weighted average shares outstanding - diluted	40,887	42,805
Basic net (loss) income per share	$(0.06)	$0.09
Diluted net (loss) income per share	$(0.06)	$0.08

Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately 0.9 million and zero shares for the three months ended March 31, 2013 and 2012, respectively, were excluded from the computations of diluted EPS because the effect of including those RSAs, RSUs, and stock options would have been anti-dilutive.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the three months ended March 31, 2013 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,676	$12.13
Granted	159	17.24
Exercised	(198)	5.62
Cancelled or expired	—	—
Outstanding at March 31, 2013	1,637	$13.41

The Company had $3.0 million of total unrecognized compensation costs related to stock options at March 31, 2013 that are expected to be recognized over a weighted average period of 2.4 years .

The Company’s restricted share activity for the three months ended March 31, 2013 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested at December 31, 2012	818	$19.32
Granted	337	17.24
Vested	(171)	18.80
Cancelled or expired	(3)	20.69
Non-vested at March 31, 2013	981	$18.69

Restricted Stock Units (shares in thousands)	Shares
Non-vested at December 31, 2012	875
Granted	151
Vested	(54)
Cancelled or expired	(138)
Non-vested at March 31, 2013	834

As of March 31, 2013, there was $18.2 million and $4.3 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.5 years for the RSAs and 2.6 years for the RSUs. The Company issues a small number of cash settled restricted stock units pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$203	$229
Research and development	647	516
Selling, general and administrative	1,582	1,898
Stock-based compensation costs reflected in net (loss) income	$2,432	$2,643

NOTE 10 — SEGMENT INFORMATION

Management has determined that the Company has two segments for financial reporting purposes:  the technology and strategic partnerships segment ("TSP") and the assays and related products segment ("ARP").  The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the 2012 10-K.

Intersegment sales are recorded at fixed prices that approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $2.8 million and $2.4 million for the quarters ending March 31, 2013 and 2012, respectively, have been eliminated upon consolidation.  Following is selected segment information for the periods indicated (in thousands).

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$31,869	$21,331	$53,200	$30,209	$18,518	$48,727
Depreciation and amortization	1,807	1,997	$3,804	1,620	1,902	$3,522
Operating profit (loss)	7,681	(9,233)	$(1,552)	7,230	(1,622)	$5,608

NOTE 11 — ACCRUED WARRANTY COSTS

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2012	$603
Warranty expenses	(153)
Accrual for warranty costs	123
Accrued warranty costs at March 31, 2013	$573

NOTE 12 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the three months ended March 31, 2013 was (58.19)%, including amounts recorded for discrete events such as the effect of the retroactive extension of the U.S. research credit under the 2012 Taxpayer Relief Act. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full Federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S. and Canada; therefore cash taxes to be paid are expected to be in the range of 15%-20% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2000, 2005, and 2010, respectively, can still be reviewed by the taxing authorities.  The Company recorded liabilities of $187,000 associated with its uncertain tax positions in the first quarter of 2013.  No other material changes to this liability are expected within the next 12 months.  For the three months ended March 31, 2013, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On August 30, 2012 Abbott Laboratories, Inc. ("Abbott") was named as a defendant in the complaint filed by ENZO Life Sciences, Inc. ("ENZO") in the U.S. District Court in Delaware for alleged infringement of its US Patent 7,064,197 as a result of Abbott's distribution of the Company's xTAG Respiratory Viral Panel.  The Company and Abbott have entered into an agreement requiring the Company to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of the company's Respiratory Viral Panel. The complaint seeks unspecified monetary damages and injunctive relief. Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, the Company intervened in the lawsuit. On January 2, 2013 ENZO filed additional claims against the Company, alleging infringement of US Patent 7,064,197 resulting from the Company's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of US Patent 8,097,405 resulting from Luminex's sale of Multicode products.  Luminex filed an answer to ENZO's additional claims on January 28, 2013.  A trial date has not been set. The parties to the lawsuit have engaged in the discovery process.

When and if it appears probable in management's judgment that the Company would incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities will be recorded in the financial statements and charges will be recorded against earnings.  There can be no assurance that the Company will successfully defend this suit or that a judgment against us would not materially adversely affect our financial condition or operating results.

In January 2013 the Company finalized the termination of its molecular diagnostics distribution agreements and an expense of $7.0 million was recorded in selling, general and administrative expenses in the first quarter of 2013. All payments are expected to be made in the second quarter of 2013.

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued guidance on disclosures of additional information with respect to changes in accumulated other comprehensive income ("AOCI") balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. For the Company, this Accounting Standards Update is effective beginning January 1, 2013. Because this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on the Company's consolidated results of operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2012
10-K.

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

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict.  Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2012 10-K.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report, including in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

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

Segment Information

Luminex has two reportable segments: the technology and strategic partnerships segment and the assays and related products segment.  The TSP segment, which has been built around strategic partnerships, consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items. The ARP segment is primarily involved in the development and sale of assays on xMAP®, xTAG® and MultiCode® technology for use on Luminex’s installed base of systems.

OVERVIEW

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries.  These industries depend on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.

Our xMAP (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, light emitting diodes ("LEDs"), digital signal processors, photo detectors, charge-coupled device imaging and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry, which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  In addition to our xMAP technology, our other offerings include our proprietary MultiCode® technology, used for real-time PCR and multiplexed PCR assays, as well as automation and robotics in the field of dry sample handling.

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

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of March 31, 2013, Luminex had approximately 56 strategic partners, of which 43 have released commercialized reagent-based products utilizing our technology.

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

First Quarter 2013 Highlights

•	Consolidated revenue was $53.2 million for the quarter ended March 31, 2013, representing a 9% increase over revenue for the first quarter of 2012.

•
Shipments of 205 multiplexing analyzers, consistent with the prior year period, which included 72 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 9,864, up 11% from a year ago.

•	Assay revenue was $18.3 million, a 6% increase over the first quarter of 2012.

•	Received FDA clearance for the xTAG Gastrointestinal Pathogen Panel.

•	Signed an agreement with Merck (NYSE: MRK) to develop a companion diagnostic that will help screen patients into Merck's lead investigational candidate drug study for Alzheimer's disease.

•
As part of the completion of the transition to a direct assay distribution model, we finalized the termination of our molecular diagnostics distribution agreements resulting in an expense of $7.0 million recorded in selling, general and administrative expenses in the quarter ended March 31, 2013.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past three years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the second quarter of 2010 through the first quarter of 2013, we had quarterly bulk purchases ranging from $7.0 million to $16.1 million and representing between 75% and 88% of total consumable revenue.  We expect these fluctuations to continue as the ordering patterns of our largest bulk purchasing partners remain variable.  Even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales during the past several years.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•
successful execution of our direct sales strategy, including the infrastructure necessary to support our sales force and decreasing reliance on our distributors. For the three months ended March 31, 2013, direct assay sales comprised 92% of total assay sales compared to 76% for the three months ended March 31, 2012;

•	commercialization, regulatory clearance and market adoption of output from the ARP segment, including the Gastrointestinal Pathogen Panel, CYP2C19 and the NeoPlex Assay;

•	continued execution of our biothreat initiatives;

•	adoption and use of our platforms and consumables by our customers for testing services;

•	the expansion and enhancement of our installed base and our market position within our identified target market segments;

•	the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users;

•	the continued adoption and development of partner products incorporating Luminex technology through effective partner management; and

•	development of the next generation sample-to-answer platform for our MultiCode-RTx technology.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

Management believes there have been no significant changes during the quarter ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Selected consolidated financial data for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Variance	Variance (%)
Revenue	$53,200	$48,727	$4,473	9%
Gross profit	$37,957	$33,760	4,197	12%
Gross profit margin percentage	71%	69%	2%	N/A
Operating expenses	$39,509	$28,152	11,357	40%
(Loss) Income from operations	$(1,552)	$5,608	(7,160)	(128)%

Total revenue increased by 9% to $53.2 million for the three months ended March 31, 2013 from $48.7 million for the comparable period in 2012. The increase was primarily attributable to an increase in royalty revenue, assay revenue and other revenue.  The increase in royalty revenue was driven primarily by an increase in base royalties of $1.5 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. Additionally, minimum royalty payments and royalty audit findings increased by approximately $0.4 million. Total royalty bearing sales reported to us by our partners were approximately $111.0 million for the quarter ended March 31, 2013, compared with approximately $95.0 million for the quarter ended March 31, 2012. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. The increase in assay revenue was driven by growth in the sales of both of our primary assay portfolios, infectious disease and genetic testing assay products.  Consumable sales remained constant for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, but we expect fluctuations in consumable sales on an ongoing basis.  System revenue decreased by 6% for the first quarter of 2013 from the first quarter of 2012.  We sold 205 multiplexing analyzers in the first quarter of 2013, which included 72 of our MAGPIX systems as compared to 206 multiplexing analyzers sold for the corresponding prior year period, which included 55 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 9,864 as of March 31, 2013.  Also included in first quarter system revenue were sales of 17 automated punching systems compared to 13 in the prior year, an increase that was primarily the result of an increase in the number of Cardscan systems sold.  Given the relative consistency in the number of multiplexing analyzer placements relative to the prior year, system revenue declined primarily as a result of a shift towards our lower priced MAGPIX systems.

A breakdown of revenue for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Variance	Variance (%)
System sales	$6,557	$6,998	$(441)	(6)%
Consumable sales	11,897	11,900	(3)	—%
Royalty revenue	10,109	8,242	1,867	23%
Assay revenue	18,324	17,297	1,027	6%
Service revenue	2,128	1,924	204	11%
Other revenue	4,185	2,366	1,819	77%
	$53,200	$48,727	$4,473	9%

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 49% (18%, 16%, 8% and 7%, respectively) of consolidated total revenue in the first quarter of 2013. For comparative purposes, the top four customers accounted for 50% (19%, 16%, 8% and 7%, respectively) of total revenue in the first quarter of 2012.

Gross profit margin percentage increased to 71% for the first quarter of 2013 from 69% in the first quarter of 2012. Our gross profit margin is highly dependent upon the mix of revenue components, and our first quarter 2013 gross profit margin was impacted by the higher concentration of royalty revenue, which represented 19% of revenue for the three months ended March 31, 2013 compared to 17% for the three months ended March 31, 2012, and a milestone payment attributable to the development agreement with Merck.  Assay revenue increased to $18.3 million, or 34%, of total revenue for the first quarter of 2013 from $17.3 million, or 35%, of total revenue for the quarter ended March 31, 2012.  The increase in assay revenue is a result of increased sales of our infectious disease and genetic testing assay products.  Consumable sales, a higher margin item, remained constant at 26% of revenue in the first quarter of 2013 and 2012.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality effect inherent in our assay revenue.  The increase in total operating expense dollars from $28.2 million, or 58%, of revenue, to $39.5 million, or 74%, of revenue is primarily attributable to $7.0 million of expense related to the termination of our molecular diagnostics distribution agreements, increased research and development expense associated with the development of a new version of our multiplex PCR technology and our sample-to-answer instrumentation and assays, as well as additional resources focused on our direct sales channels. See additional discussions by segment below.

Income tax expense decreased to $0.9 million for the three months ended March 31, 2013 from $2.1 million for the three months ended March 31, 2012.  Our effective tax rate for the three months ended March 31, 2013 was (58)% compared to 37% for the three months ended March 31, 2012.  The negative effective tax rate in the current quarter is a function of the distribution of taxable income and losses across our operating jurisdictions. Additionally, notwithstanding an increase in taxable income attributable to the U.S., the proportion of taxable losses in jurisdictions for which no income tax benefit is recognized has increased, which includes the $7.0 million of expense related to finalizing the termination of our molecular diagnostics distribution agreements in the first quarter of 2013.  Our foreign earnings are generally taxed at lower rates than in the United States.  We continue to assess our business model and its impact in various tax jurisdictions.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Variance	Variance (%)
Revenue	$31,869	$30,209	$1,660	5%
Gross profit	$21,628	$21,376	252	1%
Gross profit margin percentage	68%	71%	(3)%	N/A
Operating expenses	$13,947	$14,146	(199)	(1)%
Income from operations	$7,681	$7,230	451	6%

Revenue. Total revenue for our TSP segment increased by 5% to $31.9 million for the three months ended March 31, 2013 from $30.2 million for the comparable period in 2012. The increase resulted from the increase in royalty revenue offset by decreases in system sales and other revenue.

Three customers accounted for 50% of total TSP segment revenue in the first quarter of 2013 (26%, 13% and 11%, respectively). For comparative purposes, the top three customers accounted for 50% of total TSP segment revenue (26%, 13% and 11%, respectively) in the first quarter of 2012.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Variance	Variance (%)
System sales	$6,042	$6,304	$(262)	(4)%
Consumable sales	11,848	11,828	20	—%
Royalty revenue	10,071	8,116	1,955	24%
Service revenue	1,958	1,789	169	9%
Other revenue	1,950	2,172	(222)	(10)%
	$31,869	$30,209	$1,660	5%

System and peripheral component sales decreased by 4% to $6.0 million for the three months ended March 31, 2013 from $6.3 million for the comparable period of 2012.  The TSP segment sold 204 of the 205 total multiplexing analyzer sales, which included 72 MAGPIX systems, in the three months ended March 31, 2013 as compared to 198 of 206 multiplexing analyzers, which included 55 MAGPIX systems, in the same prior year period. The decrease in system revenue is due to the differing mix of systems sold.  For the three months ended March 31, 2013, three of our partners accounted for 162 analyzers, or 79%, of total TSP segment multiplexing analyzers sold for the period.

Consumable sales remained constant at $11.8 million for the three months ended March 31, 2013 and 2012.  During the three months ended March 31, 2013, we had 20 bulk purchases of consumables totaling approximately $9.6 million (81% of total TSP segment consumable revenue), ranging from $0.1 million to $4.2 million, as compared with 16 bulk purchases totaling approximately $9.7 million (82% of total TSP segment consumable revenue) in the three months ended March 31, 2012. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter.   We expect fluctuations in consumable sales as the ordering pattern of our largest bulk purchasing partner varies due to their efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $9.1 million, or 76%, of total consumable sales for the three months ended March 31, 2013.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 24% to $10.1 million for the three months ended March 31, 2013 compared with $8.1 million for the three months ended March 31, 2012. The increase in TSP segment royalty revenue was driven primarily by an increase in base royalties of $1.6 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. Additionally, minimum royalty payments and royalty audit findings increased by approximately $0.4 million. Total TSP segment royalty bearing sales reported to us by our partners were approximately $110.0 million for the quarter ended March 31, 2013, compared with approximately $94.0 million for the quarter ended March 31, 2012. Our partners' end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners, as well as fluctuations in the royalties themselves. For the three months ended March 31, 2013, we had 43 commercial partners submitting royalties as compared to 44 for the three months ended March 31, 2012. One of our partners reported royalties totaling approximately $3.7 million, or 36%, of total TSP segment royalties for the quarter ended March 31, 2013 compared to $2.8 million, or 35%, for the quarter ended March 31, 2012. Two other customers reported royalties totaling approximately $1.9 million, or 19%, of total TSP royalty revenue (12% and 7%, respectively) for the quarter ended March 31, 2013.  For comparative purposes, these same two customers accounted for approximately $1.8 million, or 22% (12% and 10%, respectively), of total TSP segment royalty revenue in the first quarter of 2012.  No other customer accounted for more than 10% of total TSP segment royalty revenue for the quarter ended March 31, 2013.  Royalty revenues were comprised of 69% from diagnostic partners and 31% from life science research partners.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 9% to $2.0 million for the first quarter of 2013 from $1.8 million for the first quarter of 2012. This increase is attributable to increased penetration of the expanded installed base.  At March 31, 2013 and 2012, we had 1,450 and 1,338 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, and grant revenue, decreased by 10% to $2.0 million for the three months ended March 31, 2013 from $2.2 million for the three months ended March 31, 2012. This decrease is primarily the result of a decrease in parts sales and grant revenue offset by an increase in license fees due to timing of license transfer fees due to mergers of our licensees.

Gross profit margin. The gross profit margin for the TSP segment decreased to 68% for the three months ended March 31, 2013 compared to 71% for the three months ended March 31, 2012.  The decrease in gross profit margin was primarily attributable to increases in the fixed cost components of our consumables and our manufacturing and service activities.

Research and development expense. Research and development expenses for the TSP segment decreased to $3.6 million, or 11%, of TSP segment revenue, for the three months ended March 31, 2013 compared to $3.8 million, or 12%, of TSP segment revenue, for the comparable period in 2012. The focus of our TSP segment research and development activities, on continued refinement of our systems and software to meet the evolving needs of the marketplace including the addition of more automated solutions for assay performance, remains consistent with the prior year.

Reclasses. The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclasses include $3.0 million of TSP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment selling, general and administrative expenses for the three months ended March 31, 2012.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment remained constant at $10.4 million, or 33%, of TSP segment revenue for the three months ended March 31, 2013 compared to 34% of TSP segment revenue, for the comparable period in 2012. TSP segment selling, general and administrative employees and contract employees increased to 157 at March 31, 2013 from 138 at March 31, 2012.

Assays and Related Products Segment

Selected financial data for our ARP segment for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Variance	Variance (%)
Revenue	$21,331	$18,518	$2,813	15%
Gross profit	$16,329	$12,384	3,945	32%
Gross profit margin percentage	77%	67%	10%	N/A
Operating expenses	$25,562	$14,006	11,556	83%
Loss from operations	$(9,233)	$(1,622)	(7,611)	(469)%

A breakdown of revenue in the ARP segment for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Variance	Variance (%)
System sales	$515	$694	$(179)	(26)%
Consumable sales	49	72	(23)	(32)%
Royalty revenue	38	126	(88)	(70)%
Assay revenue	18,324	17,297	1,027	6%
Service revenue	170	135	35	26%
Other revenue	2,235	194	2,041	1,052%
	$21,331	$18,518	$2,813	15%

Revenue. Total revenue for our ARP segment increased by 15% to $21.3 million for the three months ended March 31, 2013 from $18.5 million for the comparable period in 2012. The increase in revenue is predominantly attributable to an increase in assay revenue as a result of increased sales of our infectious disease and genetic testing assay products and other revenue driven by development agreements with Merck and U.S. government agencies. Our assay products are currently divided into two distinct categories: infectious disease testing and genetic testing, which represented 62% and 38%, respectively of total assay revenue in the first quarter of 2013 as compared to 65% and 35% in the first quarter of 2012, respectively. The top two customers, by revenue, accounted for 50% of total ARP segment revenue (42% and 8%, respectively) for the three months ended March 31, 2013 compared to 65% (48% and 17%, respectively) for the three months ended March 31, 2012. No other customer accounted for more than 10% of total ARP segment revenue during those periods.

For the three months ended March 31, 2013, direct assay sales comprised 92% of total assay sales compared to 76% for the three months ended March 31, 2012.  In 2013, we are focusing more resources on our direct sales channels resulting in less reliance on our distributors. During the three months ended March 31, 2013, our ARP segment sold one multiplexing analyzer and 17 automated punching systems, compared to eight multiplexing analyzers and 13 automated punching systems during the three months ended March 31, 2012. We anticipate that our increased focus on direct sales will drive the placement of reagent rental multiplexing analyzer systems in lieu of multiplexing analyzer system sales to distributors. The increase in sales of automated punching systems is primarily the result of an increase in the number of Cardscan systems sold. Other revenue includes revenue from development agreements with Merck and U.S. government agencies, shipping revenue and training revenue.

Gross profit margin. The gross profit margin for the ARP segment increased significantly to 77% for the three months ended March 31, 2013 from 67% for the three months ended March 31, 2012. Gross profit for the ARP segment increased to $16.3 million for the three months ended March 31, 2013 compared to $12.4 million for the comparable period in 2012. The increase in gross profit margin was primarily attributable to increased sales of high margin assays from LMA, including a new OEM assay manufacturing agreement and a milestone payment attributable to the development agreement with Merck.

Research and development expense. Research and development expense for our ARP segment was $9.2 million, or 43%, and $6.4 million, or 34%, of ARP segment revenue for the three months ended March 31, 2013 and 2012, respectively. The increase in ARP segment research and development expense was primarily the result of the development of our next generation sample-to-answer platform for our MultiCode-RTx technology. The focus of our ARP segment research and development activities is continued development of our pipeline products and technologies. Research and development employees and contract employees of the ARP segment increased to 135 at March 31, 2013 from 112 at March 31, 2012.

Reclasses. The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclasses include $0.7 million of ARP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment research and development expenses for the three months ended March 31, 2012 and $3.0 million of TSP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment selling, general and administrative expenses for the three months ended March 31, 2012.

Selling, general and administrative expense. Selling, general and administrative expense, including the amortization of acquired intangibles, for the ARP segment were $16.4 million, or 77%, of ARP segment revenue, for the three months ended March 31, 2013 compared to $7.6 million, or 41%, of ARP segment revenue for the three months ended March 31, 2012.  The increase in selling, general, and administrative expenses is primarily due to finalization of the termination of our molecular diagnostics distribution agreements and the related expense of $7.0 million and additional infrastructure and personnel focused on our direct sales channels, which is the main driver of the increase in ARP segment selling, general and administrative employees from 88 at March 31, 2012 to 112 at March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$54,289	$42,789
Short-term investments	6,599	13,607
Long-term investments	—	3,000
	$60,888	$59,396

At March 31, 2013, we held cash and cash equivalents, short-term investments, and long-term investments of $60.9 million and had working capital of $98.6 million. At December 31, 2012, we held cash and cash equivalents, short-term investments, and long-term investments of $59.4 million and had working capital of $102.5 million.  The increase in cash and cash equivalents, short-term investments, and long-term investments in the three months ended March 31, 2013 is primarily attributable to a decrease in accounts receivable of $8.1 million and proceeds from employee stock plans and issuances of common stock of $1.4 million offset by stock repurchases of $5.8 million (at an average cost of $16.97 per share), and capital expenditures of $2.8 million. In addition, changes to the timing and frequency of the shares purchased under our share repurchase program could affect the overall timing of the outlay of cash over the remainder of the year.

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

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2013.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) signing of partnership agreements which include significant up front license fees; (iv) our stock repurchase program from time to time; (v) higher than expected contingent earn-out payments related to our acquisition of GenturaDx and (vi) entering into strategic investment or acquisition agreements requiring significant cash consideration.  See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2012 10-K and our other filings with the SEC.

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

Debt

On December 12, 2003, Luminex Molecular Diagnostics' (“LMD”) predecessor entered into an agreement with the Ministry of Industry of the Government of Canada under which the Government agreed to invest up to Canadian (Cdn) $7.3 million relating to the development of several genetic tests.  This agreement was amended in March 2009.  Funds were advanced from Technology Partnerships Canada ("TPC"), a special operating program.  The actual payments we received were predicated on eligible expenditures made during the project period which ended July 31, 2008.  LMD has received Cdn $4.9 million from TPC which is expected to be repaid along with approximately Cdn $1.6 million of imputed interest for a total of approximately Cdn $6.5 million.

LMD has agreed to repay the TPC funding through a royalty on revenues.  Royalty payments commenced in 2007 at a rate of 1% of total revenue and at a rate of 2.5% for 2008 and thereafter.  Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier.  The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date.  Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated.  Actual future sales generating a repayment obligation will vary from our projections, are subject to adjustment based upon the U.S. and Canadian exchange rate and are subject to the risks and uncertainties described elsewhere in this report and in our 2012 10-K, including under Item 1A “Risk Factors” and “Safe Harbor Cautionary Statement.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at March 31, 2013 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of March 31, 2013, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $201,000 on foreign currency denominated asset and liability balances as of March 31, 2013. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $99,000 was included in determining our consolidated results for the quarter ended March 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on the evaluation and criteria of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 30, 2012 Abbott Laboratories, Inc. ("Abbott") was named as a defendant in the complaint filed by ENZO Life Sciences, Inc. ("ENZO") in U.S. District Court in Delaware for alleged infringement of its US Patent 7,064,197 as a result of Abbott's distribution of Luminex's xTAG Respiratory Viral Panel.  Luminex and Abbott have entered into an agreement requiring Luminex to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of Luminex's Respiratory Viral Panel. The complaint seeks unspecified monetary damages and injunctive relief.  Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, Luminex intervened in the lawsuit. On January 2, 2013 ENZO filed additional claims against Luminex, alleging infringement of US Patent 7,064,197 resulting from Luminex's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of US Patent 8,097,405 resulting from Luminex's sale of Multicode products.  Luminex filed an answer to ENZO's additional claims on January 28, 2013.  A trial date has not been set. The parties to the lawsuit have engaged in the discovery process.

When and if it appears probable in management's judgment that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities will be recorded in the financial statements and charges will be recorded against earnings.  There can be no assurance that we will successfully defend this suit or that a judgment against us would not materially adversely affect our financial condition or operating results.

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of the 2012 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the 2012 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the first quarter of 2013 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/13 - 1/31/13	402	$17.39	—	$—
2/1/13 - 2/28/13	3,529	16.82	—	22,500,000
3/1/13 - 3/31/13	407,244	17.01	339,776	16,725,332
Total First Quarter	411,175	$17.01	339,776	$16,725,332
(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.
(2) These shares were purchased in open-market transactions pursuant to a publicly announced repurchase program. On February 20, 2013, the Board of Directors authorized the repurchase of common stock up to the lesser of $22.5 million, or 900,000 shares, of Luminex outstanding common stock. This stock repurchase program is scheduled to expire on December 31, 2013.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents
10.1*	Luminex Corporation 2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 25, 2013).

10.2*
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 25, 2013).

10.3*	Form of Cash-Settled Restricted Share Unit Award Agreement for Officers and Employees for the Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

________________________

*           Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2013

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1*	Luminex Corporation 2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 25, 2013).

10.2*
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 25, 2013).

10.3*	Form of Cash-Settled Restricted Share Unit Award Agreement for Officers and Employees for the Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

________________________

*           Management contract or compensatory plan or arrangement.