Form 10-Q
period 2013-06-30
LUMINEX CORP
filed 2013-07-30
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 41,394,032 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on July 29, 2013.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	1

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	32

SIGNATURES AND EXHIBITS	33

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,478	$42,789
Short-term investments	5,496	13,607
Accounts receivable, net	31,564	33,273
Inventories, net	33,515	29,937
Deferred income taxes	3,574	4,783
Prepaids and other	5,193	4,388
Total current assets	116,820	128,777
Property and equipment, net	29,452	26,229
Intangible assets, net	63,049	65,218
Deferred income taxes	14,360	14,360
Long-term investments	—	3,000
Goodwill	50,829	51,128
Other	9,129	8,463
Total assets	$283,639	$297,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,899	$9,650
Accrued liabilities	11,442	12,866
Deferred revenue	4,354	4,134
Current portion of long-term debt	604	1,138
Total current liabilities	23,299	27,788
Long-term debt	1,063	1,702
Deferred revenue	2,663	2,933
Other	6,068	5,085
Total liabilities	33,093	37,508
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 40,461,327 shares at June 30, 2013; 40,824,932 shares at December 31, 2012	40	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	283,711	293,392
Accumulated other comprehensive income	478	1,101
Accumulated deficit	(33,683)	(34,867)
Total stockholders' equity	250,546	259,667
Total liabilities and stockholders' equity	$283,639	$297,175

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue	$54,287	$48,273	$107,487	$97,000
Cost of revenue	16,230	13,861	31,473	28,828
Gross profit	38,057	34,412	76,014	68,172
Operating expenses:
Research and development	11,792	10,144	24,506	20,281
Selling, general and administrative	20,197	16,698	45,963	33,613
Amortization of acquired intangible assets	1,027	1,084	2,056	2,184
Total operating expenses	33,016	27,926	72,525	56,078
Income from operations	5,041	6,486	3,489	12,094
Interest expense from long-term debt	(23)	(63)	(51)	(122)
Other income, net	99	42	92	99
Income before income taxes	5,117	6,465	3,530	12,071
Income taxes	(1,422)	(3,513)	(2,346)	(5,592)
Net income	$3,695	$2,952	$1,184	$6,479

Other comprehensive income:
Foreign currency translation adjustments	(509)	(268)	(621)	(70)
Unrealized losses on available-for-sale securities, net of tax	(3)	—	(2)	(18)
Other comprehensive loss	(512)	(268)	(623)	(88)
Comprehensive income	$3,183	$2,684	$561	$6,391

Net income per share, basic	$0.09	$0.07	$0.03	$0.16
Shares used in computing net income per share, basic	40,497	41,064	40,693	40,992

Net income per share, diluted	$0.09	$0.07	$0.03	$0.15
Shares used in computing net income per share, diluted	41,444	42,399	41,541	42,246

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$3,695	$2,952	$1,184	$6,479
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,949	3,533	7,753	7,055
Stock-based compensation	2,412	2,571	4,844	5,214
Deferred income tax expense	726	376	1,426	929
Excess income tax expense (benefit) from employee stock-based awards	15	(2,476)	289	(2,773)
Loss on disposal of assets	65	—	83	—
Other	(1,279)	(49)	(1,081)	183
Changes in operating assets and liabilities:
Accounts receivable, net	(6,403)	830	1,692	(3,183)
Inventories, net	(1,279)	(1,860)	(3,683)	(1,727)
Other assets	(747)	(1,671)	(1,643)	(1,631)
Accounts payable	(1,202)	555	(2,933)	69
Accrued liabilities	(3,320)	4,811	(1,543)	(1,215)
Deferred revenue	(293)	(50)	(30)	93
Net cash (used in) provided by operating activities	(3,661)	9,522	6,358	9,493
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,497)	(1,496)	(5,492)	(10,495)
Sales and maturities of available-for-sale securities	3,603	21,490	16,636	30,005
Purchase of property and equipment	(5,431)	(3,761)	(8,222)	(5,357)
Proceeds from sale of assets	—	—	31	—
Acquired technology rights	—	(291)	(930)	(291)
Net cash (used in) provided by investing activities	(4,325)	15,942	2,023	13,862
Cash flows from financing activities:
Payments on debt	(1,105)	(1,025)	(1,105)	(1,025)
Proceeds from issuance of common stock	517	1,706	1,918	2,363
Payments for stock repurchases	(8,568)	(4,432)	(14,343)	(9,880)
Excess income tax (expense) benefit from employee stock-based awards	(15)	2,476	(289)	2,773
Net cash used in financing activities	(9,171)	(1,275)	(13,819)	(5,769)
Effect of foreign currency exchange rate on cash	346	(121)	127	30
Change in cash and cash equivalents	(16,811)	24,068	(5,311)	17,616
Cash and cash equivalents, beginning of period	54,289	51,830	42,789	58,282
Cash and cash equivalents, end of period	$37,478	$75,898	$37,478	$75,898

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 10-K").

The Company has two segments for financial reporting purposes: the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  See Note 10 — Segment Information.

The Company has reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclassifications include $0.5 million and $1.2 million of ARP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment research and development expenses for the three and six months ended June 30, 2012, respectively, and $2.9 million and $5.9 million of TSP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment selling, general and administrative expenses for the three and six months ended June 30, 2012, respectively. These reclassifications had no effect on the Company's consolidated net income or stockholders' equity.

NOTE 2 — BUSINESS COMBINATIONS

On July 11, 2012, the Company completed its acquisition of GenturaDx, Inc., a British Virgin Islands corporation with operations in Hayward, California (“GenturaDx”). GenturaDx was a molecular diagnostics company in late stage development of a fully integrated, highly automated, real-time polymerase chain reaction ("PCR") system that employs a single-use cassette for sample-to-answer workflow. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of GenturaDx in exchange for approximately $49.3 million cash consideration plus (i) $3.0 million in consideration contingent upon achieving certain future development and regulatory milestones by December 31, 2013, (ii) up to $7.0 million in consideration contingent upon achieving certain future development and regulatory milestones by June 30, 2014 and (iii) additional consideration contingent upon acquired products exceeding certain revenue thresholds in each of 2013, 2014 and 2015. Of the approximately $8.1 million that was deposited in escrow as security for potential indemnity claims and certain other expressly enumerated matters, approximately $7.9 million remains in escrow as of June 30, 2013. Additionally, up to 30% of the milestone payments are subject to certain set-off rights of the Company for indemnification claims under the acquisition agreement. The Company's acquisition of GenturaDx was funded with cash on hand.

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of June 30, 2013 and December 31, 2012, all of the Company’s marketable securities were classified as available for sale.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date.  The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of June 30, 2013 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$19,125	$—	$—	$19,125
Non-government sponsored debt securities	5,498	—	(2)	5,496
Total current securities	24,623	—	(2)	24,621
Noncurrent:
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—

Total available-for-sale securities	$24,623	$—	$(2)	$24,621

Available-for-sale securities consisted of the following as of December 31, 2012 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$16,987	$—	$—	$16,987
Non-government sponsored debt securities	13,602	5	—	13,607
Total current securities	30,589	5	—	30,594
Noncurrent:
Non-government sponsored debt securities	3,000	—	—	3,000
Total noncurrent securities	3,000	—	—	3,000

Total available-for-sale securities	$33,589	$5	$—	$33,594

There were no proceeds from the sales of available-for-sale securities during the three months ended June 30, 2013 or 2012. Realized gains and losses on sales of investments are determined using the specific identification method.  Realized gains and losses are included in other income (expense) in the Consolidated Statements of Comprehensive Income. Net unrealized holding losses on available-for-sale securities of $(2,000), net of $1,000 of tax benefit, have been included in accumulated other comprehensive income as of June 30, 2013.  All of the Company’s available-for-sale securities with gross unrealized losses as of June 30, 2013 have been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at June 30, 2013 and December 31, 2012, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	June 30, 2013	December 31, 2012
Due in one year or less	$5,496	$13,607
Due after one year through two years	—	3,000
	$5,496	$16,607

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Other-Than-Temporary Impairment

As of June 30, 2013 the Company owned a minority interest in two private companies based in the U.S. through its investments (i) of $4.1 million in one private company and (ii) $1.0 million in a second private company. These minority interests are included at cost in other long-term assets on the Company's Condensed Consolidated Balance Sheets as the Company does not have significant influence over the investees as the Company owns less than 20% of the voting equity in each investee and the investees are not publicly traded. The first private company was acquired by a third party in July 2013 and, as a result, our minority interest in that private company was liquidated. We will realize the gain from the liquidation of our minority interest in the first private company in the third quarter of 2013. The Company regularly evaluates the carrying value of these cost-method investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investments. The primary indicators the Company utilizes to identify these events and circumstances are the investees’ ability to remain in business, such as the investees’ liquidity and rate of cash use, and the investees’ ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income, net in the Consolidated Statements of Comprehensive Income. As the inputs utilized for the Company's periodic impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment's fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

NOTE 4 — INVENTORIES, NET

Inventories are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method.  The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Parts and supplies	$20,201	$18,259
Work-in-progress	5,540	4,831
Finished goods	7,774	6,847
	$33,515	$29,937

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ended June 30, 2013.

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company determines the fair value of the contingent consideration based primarily on the timing and probability of success of clinical events or regulatory approvals, the timing and probability of success of meeting commercial milestones, such as sales levels of a specific product, and discount rates. Our contingent consideration liability arose in connection with the GenturaDx acquisition. The Company re-evaluates its assumptions for its contingent consideration fair value determinations each quarter. Changes to the fair value of contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood of or timing of achieving any development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval. As a result of changes in assumptions surrounding the probability of success of meeting commercial milestones contemplated in the GenturaDx acquisition agreement and the accretion of the liability for the time value of money, the Company adjusted the contingent consideration liability related to the GenturaDx acquisition from $1.4 million to $1.2 million in the second quarter of 2013. The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration expense recorded in any given period.

As of June 30, 2013 and December 31, 2012 the fair value of the Company's long-term debt was approximately $1.5 million and $2.5 million, respectively. The Company’s long-term debt is classified as a Level 3 instrument and the Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value for disclosure purposes as of June 30, 2013 and December 31, 2012, which does not equal its carrying value on the Consolidated Balance Sheets.  The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the Technology Partnerships Canada ("TPC") debt.  In making these assumptions, the Company considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at June 30, 2013 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$19,125	$—	$—	$19,125
Non-government sponsored debt securities	—	5,496	—	5,496
Liabilities:
Contingent consideration	$—	$—	$1,220	$1,220

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$16,987	$—	$—	$16,987
Non-government sponsored debt securities	—	16,607	—	16,607
Liabilities:
Contingent consideration	$—	$—	$1,370	$1,370

Changes in financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period were as follows (in thousands):

	June 30, 2013	December 31, 2012
Balance at beginning of year	$1,370	$—
Contingent consideration recorded at acquisition	—	1,370
Fair value adjustments	(150)	—
Balance at end of period	$1,220	$1,370

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

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	June 30, 2013	December 31, 2012
Balance at beginning of year	$51,128	$42,763
Acquisition of GenturaDx	—	8,292
Foreign currency translation adjustments	(299)	73
Balance at end of period	$50,829	$51,128

The current in-process research and development projects are scheduled to be completed in 2014.  The estimated aggregate costs to complete these projects are between $8.0 and $12.0 million. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2012
Balance at December 31, 2011	$30,000	$7,981	$1,933	$631	$40,545
Additions due to acquisition of GenturaDx	—	—	—	40,100	40,100
Write-off of IP R&D projects	—	—	—	(118)	(118)
Foreign currency translation adjustments	30	5	8	14	57
Balance at December 31, 2012	30,030	7,986	1,941	40,627	80,584
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	—	(11,108)
Amortization expense	(3,187)	(790)	(266)	—	(4,243)
Foreign currency translation adjustments	(7)	(2)	(6)	—	(15)
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Net balance at December 31, 2012	$16,837	$6,426	$1,328	$40,627	$65,218
Weighted average life (in years)	10	11	9

2013
Balance at December 31, 2012	$30,030	$7,986	$1,941	$40,627	$80,584
Foreign currency translation adjustments	(114)	(21)	(32)	(59)	(226)
Balance at June 30, 2013	29,916	7,965	1,909	40,568	80,358
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Amortization expense	(1,591)	(395)	(70)	—	(2,056)
Foreign currency translation adjustments	68	16	29	—	113
Accumulated amortization balance at June 30, 2013	(14,716)	(1,939)	(654)	—	(17,309)
Net balance at June 30, 2013	$15,200	$6,026	$1,255	$40,568	$63,049
Weighted average life (in years)	10	11	9

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2013 (six months)	$2,040
2014	4,068
2015	3,312
2016	3,107
2017	2,147
Thereafter	7,807
22,481
IP R&D	40,568
$63,049

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

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax (in thousands):

	Foreign Currency Items	Available for Sale Investments	Accumulated Other Comprehensive Income Items
Beginning balance, December 31, 2012	$1,100	$1	$1,101
Other comprehensive (loss) income before reclassifications	(621)	2	(619)
Amounts reclassified from accumulated other comprehensive income	—	(4)	(4)
Net current-period other comprehensive (loss) income	(621)	(2)	(623)
Ending balance, June 30, 2013	$479	$(1)	$478

The following table presents the tax (expense) benefit allocated to each component of other comprehensive (loss) income (in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Before Tax	Tax Benefit	Net of Tax	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(509)	$—	$(509)	$(621)	$—	$(621)
Unrealized (losses) gains on available-for-sale investments	(3)	—	(3)	(3)	1	(2)
Other comprehensive (loss) income	$(512)	$—	$(512)	$(624)	$1	$(623)

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$3,695	$2,952	$1,184	$6,479
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	40,497	41,064	40,693	40,992
Effect of dilutive securities: stock options and awards	947	1,335	848	1,254
Denominator for diluted net income per share - weighted average shares outstanding - diluted	41,444	42,399	41,541	42,246
Basic net income per share	$0.09	$0.07	$0.03	$0.16
Diluted net income per share	$0.09	$0.07	$0.03	$0.15

Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately 0.2 million and zero shares for the three months ended June 30, 2013 and 2012, respectively, and 0.2 million and zero shares for the six months ended June 30, 2013 and 2012, respectively, were excluded from the computations of diluted EPS because the effect of including those RSAs, RSUs, and stock options would have been anti-dilutive.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the six months ended June 30, 2013 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,676	$12.13
Granted	159	17.24
Exercised	(232)	5.94
Cancelled or expired	—	—
Outstanding at June 30, 2013	1,603	$13.53

The Company had $2.6 million of total unrecognized compensation costs related to stock options at June 30, 2013 that are expected to be recognized over a weighted average period of 2.1 years.

The Company’s restricted share activity for the six months ended June 30, 2013 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested at December 31, 2012	818	$19.32
Granted	354	17.28
Vested	(245)	18.84
Cancelled or expired	(14)	19.70
Non-vested at June 30, 2013	913	$18.65

Restricted Stock Units (in thousands)	Shares
Non-vested at December 31, 2012	875
Granted	193
Vested	(74)
Cancelled or expired	(145)
Non-vested at June 30, 2013	849

As of June 30, 2013, there was $16.8 million and $6.2 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.4 years for the RSAs and 2.4 years for the RSUs. The Company issues a small number of cash settled restricted stock units pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$199	$246	$402	$475
Research and development	570	472	1,217	988
Selling, general and administrative	1,643	1,853	3,225	3,751
Stock-based compensation costs reflected in net income	$2,412	$2,571	$4,844	$5,214

NOTE 10 — SEGMENT INFORMATION

Management has determined that the Company has two segments for financial reporting purposes:  the technology and strategic partnerships segment ("TSP") and the assays and related products segment ("ARP").  The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the 2012 10-K.

Intersegment sales are recorded at fixed prices that approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $2.9 million and $3.3 million for the quarters ending June 30, 2013 and 2012, and $5.6 million and $5.7 million for the six months ended June 30, 2013 and 2012, respectively, have been eliminated upon consolidation.  Following is selected segment information for the periods indicated (in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$31,148	$23,139	$54,287	$29,565	$18,708	$48,273
Depreciation and amortization	1,932	2,017	$3,949	1,675	1,858	$3,533
Operating profit (loss)	6,394	(1,353)	$5,041	7,290	(804)	$6,486

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$63,017	$44,470	$107,487	$59,774	$37,226	$97,000
Depreciation and amortization	3,739	4,014	$7,753	3,295	3,760	$7,055
Operating profit (loss)	14,075	(10,586)	$3,489	14,520	(2,426)	$12,094

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2012	$603
Warranty expenses	(419)
Accrual for warranty costs	565
Accrued warranty costs at June 30, 2013	$749

NOTE 12 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the six months ended June 30, 2013 was 66.47%, including amounts recorded for discrete events such as the effect of the retroactive extension of the U.S. research credit under the 2012 Taxpayer Relief Act. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full Federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S. and Canada; therefore cash taxes to be paid are expected to be in the range of 15%-20% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2000, 2005, and 2010, respectively, can still be reviewed by the taxing authorities.  The Company recorded liabilities of $29,000 associated with its uncertain tax positions in the second quarter of 2013.  No other material changes to this liability are expected within the next 12 months.  For the six months ended June 30, 2013, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On August 30, 2012 Abbott Laboratories, Inc. ("Abbott") was named as a defendant in the complaint filed by ENZO Life Sciences, Inc. ("ENZO") in the U.S. District Court in Delaware for alleged infringement of its US Patent 7,064,197 as a result of Abbott's distribution of the Company's xTAG Respiratory Viral Panel.  The Company and Abbott have entered into an agreement requiring the Company to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of the Company's Respiratory Viral Panel. The complaint seeks unspecified monetary damages and injunctive relief. Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, the Company intervened in the lawsuit. On January 2, 2013, ENZO filed additional claims against the Company, alleging infringement of US Patent 7,064,197 resulting from the Company's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of US Patent 8,097,405 resulting from the Company's sale of Multicode products.  The Company filed an answer to ENZO's additional claims on January 28, 2013.  A trial date has not been set. The parties to the lawsuit have engaged in the discovery process.

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

In January 2013, the Company finalized the termination of its molecular diagnostics distribution agreements and an expense of $7.0 million was recorded in selling, general and administrative expenses in the first quarter of 2013. All payments were made in the second quarter of 2013.

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

Segment Information

Luminex has two reportable segments: the technology and strategic partnerships ("TSP") segment and the assays and related products ("ARP") segment.  The TSP segment, which has been built around strategic partnerships, consists of system sales to partners, raw bead sales, royalties, service and support of the technology, and other miscellaneous items. The ARP segment is primarily involved in the development and sale of assays on xMAP®, xTAG® and MultiCode® technology for use on Luminex’s installed base of systems.

OVERVIEW

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries.  These industries depend on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.

Our xMAP (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, light emitting diodes ("LEDs"), digital signal processors, photo detectors, charge-coupled device imaging and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry, which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  In addition to our xMAP technology, our other offerings include our proprietary MultiCode technology, used for real-time PCR and multiplexed polymerase chain reaction ("PCR") assays, as well as automation and robotics in the field of dry sample handling.

Our xTAG and MultiCode assay chemistries are proprietary technologies primarily used to detect analytes for human genetic testing and infectious disease testing.  Our MultiCode technology makes use of a DNA base pair (isoC:isoG) not found in nature.  This synthetic third base pair is used in the creation of both multiplex PCR assays (MultiCode-PLx) and low-plex, real-time PCR assays (MultiCode-RTx).  Currently, most of our MultiCode assay and reagent revenue is based on products using our MultiCode-RTx technology.  The xTAG and MultiCode chemistries are both compatible with our xMAP technology, and the MultiCode chemistry is also compatible with low-plex real-time PCR platforms available from a variety of vendors.

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of June 30, 2013, Luminex had approximately 58 strategic partners, of which 51 have released commercialized reagent-based products utilizing our technology.

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

•
Royalty revenue is generated when a partner sells our proprietary microspheres to an end user; a partner sells a kit incorporating our proprietary microspheres to an end user; or when a partner utilizes a kit to provide a testing result to a user.  End users can be facilities such as testing labs, development facilities and research facilities that buy prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

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

Second Quarter 2013 Highlights

•	Consolidated revenue was $54.3 million for the quarter ended June 30, 2013, representing a 12% increase over revenue for the second quarter of 2012.

•	Shipments of 266 multiplexing analyzers, which included 126 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 10,130, up 11% from a year ago.

•	Assay revenue was $21.7 million, a 24% increase over the second quarter of 2012.

•	Extended global supply and distribution agreement with EMD Millipore.

•	Announced launch of Natural Molecular Testing Corporation's Expanded Personalized Medicine Panel Built on our xMAP Technology.

•	Received Food and Drug Administration clearance for MAGPIX instrument with xTAG Gastrointestinal Pathogen Panel.

Payment Landscape

The molecular diagnostic market is experiencing what we believe to be a temporary deceleration in the utilization of certain molecular assays primarily driven by administrative issues related to the reimbursement of certain tests associated with the new molecular diagnostic code system established by the Centers for Medicare and Medicaid Services (“CMS”) on January 1, 2013.  A number of our lab customers have experienced Medicare fee schedule reductions, delays in pricing and implementation of key molecular codes, denials of coverage for existing tests and delays in payment for tests performed by some payors after implementation of recently adopted pathology codes.  Our lab customers are exerting efforts towards resolution, but the deceleration could impact our sales, margins and cash flows until resolution.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past three years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the second quarter of 2010 through the second quarter of 2013, we had quarterly bulk purchases ranging from $7.0 million to $16.1 million and representing between 75% and 88% of total consumable revenue.  We expect these fluctuations to continue as the ordering patterns of our largest bulk purchasing partners remain variable.  Even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales during the past several years.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	development of the next generation sample-to-answer platform for our MultiCode-RTx technology;

•
continued successful execution of our direct sales strategy, including the infrastructure necessary to support our sales force and decreasing reliance on our distributors. For the three months ended June 30, 2013, direct assay sales comprised 98% of total assay sales compared to 75% for the three months ended June 30, 2012;

•	commercialization, regulatory clearance and market adoption of products from our ARP segment;

•	adoption and use of our platforms and consumables by our customers for testing services;

•	the expansion and enhancement of our installed base and our market position within our identified target market segments;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	the continued adoption and development of partner products incorporating Luminex technology through effective partner management.

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

Management believes there have been no significant changes during the quarter ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Selected consolidated financial data for the three months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2013	2012	Variance	Variance (%)
Revenue	$54,287	$48,273	$6,014	12%
Gross profit	$38,057	$34,412	3,645	11%
Gross profit margin percentage	70%	71%	(1)%	N/A
Operating expenses	$33,016	$27,926	5,090	18%
Income from operations	$5,041	$6,486	(1,445)	(22)%

Total revenue increased by 12% to $54.3 million for the three months ended June 30, 2013 from $48.3 million for the comparable period in 2012. The increase was primarily attributable to an increase in assay revenue, consumable sales and royalty revenue, and other revenue in the second quarter of 2013 as compared to the prior year period.  The 24% increase in assay revenue to $21.7 million for the three months ended June 30, 2013 from $17.5 million for the three months ended June 30, 2012 was driven by growth in the sales of both of our primary assay portfolios, infectious disease and genetic testing assay products.  Consumable sales increased 9% to $11.8 million for the three months ended June 30, 2013 compared to $10.8 million for the three months ended June 30, 2012. We expect fluctuations in consumable sales on an ongoing basis.  The increase in royalty revenue to $8.6 million for the three months ended June 30, 2013 from $7.7 million for the three months ended June 30, 2012, an 11% increase, was driven primarily by an increase in base royalties of $0.7 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. Additionally, minimum royalty payments and royalty audit findings increased by approximately $0.1 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Total royalty bearing sales reported to us by our partners were approximately $110.0 million for the quarter ended June 30, 2013, compared with approximately $104.0 million for the quarter ended June 30, 2012. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners.  System revenue decreased by 9% for the second quarter of 2013 from the second quarter of 2012.  We sold 266 multiplexing analyzers in the second quarter of 2013, which included 126 of our MAGPIX systems as compared to 278 multiplexing analyzers sold for the corresponding prior year period, which included 167 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 10,130 as of June 30, 2013.  Also included in second quarter of 2013 system revenue were sales of 13 automated punching systems compared to 18 in the prior year period, a decrease that was primarily the result of a decrease in the number of BSD600 systems sold during the second quarter of 2013.  Coupled with the decline in sales of automated punching systems, system revenue declined in the second quarter of 2013 as compared to the prior year period primarily as a result of the differing mix of systems sold.

A breakdown of revenue for the three months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2013	2012	Variance	Variance (%)
System sales	$7,647	$8,386	$(739)	(9)%
Consumable sales	11,750	10,802	948	9%
Royalty revenue	8,578	7,715	863	11%
Assay revenue	21,699	17,510	4,189	24%
Service revenue	2,217	1,970	247	13%
Other revenue	2,396	1,890	506	27%
	$54,287	$48,273	$6,014	12%

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 53% (20%, 17%, 9% and 7%, respectively) of consolidated total revenue in the second quarter of 2013. For comparative purposes, the top four customers accounted for 54% (20%, 15%, 10% and 9%, respectively) of total revenue in the second quarter of 2012.

Gross profit margin percentage decreased to 70% for the second quarter of 2013 from 71% in the second quarter of 2012. Our gross profit margin is highly dependent upon the mix of revenue components each quarter. Our second quarter 2013 gross profit margin included consistent contribution from both consumables and royalties, our highest margin items, as compared to the second quarter of 2012. Assay revenue increased to $21.7 million, or 40% of total revenue, for the second quarter of 2013 from $17.5 million, or 36% of total revenue, for the quarter ended June 30, 2012.  The increase in assay revenue is a result of increased sales of our infectious disease and genetic testing assay products. The increase in government contract revenue and continued investment in our customer and technical support functions contributed to the decline in our gross profit margin.  We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality inherent in our assay revenue.  The increase in total operating expense dollars from $27.9 million, or 58% of revenue, to $33.0 million, or 61% of revenue, is primarily attributable to additional resources focused on our direct sales channels as well as increased research and development expense associated with the development of a new version of our multiplex PCR technology and our sample-to-answer instrumentation and assays. Our management team is actively evaluating our ongoing expenses and cost structure to determine any actions necessary to seek to improve profitability and ensure our continued success. See additional discussions by segment below.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the three months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2013	2012	Variance	Variance (%)
Revenue	$31,148	$29,565	$1,583	5%
Gross profit	$20,442	$20,090	352	2%
Gross profit margin percentage	66%	68%	(2)%	N/A
Operating expenses	$14,048	$12,800	1,248	10%
Income from operations	$6,394	$7,290	(896)	(12)%

Revenue. Total revenue for our TSP segment increased by 5% to $31.1 million for the three months ended June 30, 2013 from $29.6 million for the comparable period in 2012. The increase resulted primarily from increases in consumables sales and royalty revenue offset by decreases in system sales.

Three customers accounted for 57% of total TSP segment revenue in the second quarter of 2013 (29%, 16% and 12%, respectively). For comparative purposes, the top three customers accounted for 56% of total TSP segment revenue (25%, 16% and 15%, respectively) in the second quarter of 2012.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the three months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2013	2012	Variance	Variance (%)
System sales	$7,134	$7,734	$(600)	(8)%
Consumable sales	11,637	10,736	901	8%
Royalty revenue	8,545	7,588	957	13%
Service revenue	2,052	1,827	225	12%
Other revenue	1,780	1,680	100	6%
	$31,148	$29,565	$1,583	5%

System and peripheral component sales decreased by 8% to $7.1 million for the three months ended June 30, 2013 from $7.7 million for the comparable period of 2012.  The TSP segment sold 265 of the 266 total multiplexing analyzer sales, which included 126 MAGPIX systems, in the three months ended June 30, 2013 as compared to 277 of the 278 total multiplexing analyzers sales, which included 167 MAGPIX systems, in the same prior year period. The decrease in system revenue is due to the differing mix of systems sold combined with the small decrease in the number of systems sold.  For the three months ended June 30, 2013, two of our partners accounted for 195 analyzers, or 74% of total TSP segment multiplexing analyzers sold for the period, compared to two of our partners accounting for 207 analyzers, or 75% of total TSP segment multiplexing analyzers sold for the three months ended June 30, 2012.

Consumable sales, comprised of microspheres and sheath fluid, increased 8% to $11.6 million for the three months ended June 30, 2013 from $10.7 million for the three months ended June 30, 2012.  During the three months ended June 30, 2013, we had 15 bulk purchases of consumables totaling approximately $8.9 million (77% of total TSP segment consumable revenue), ranging from $0.1 million to $4.3 million, as compared with 15 bulk purchases totaling approximately $8.9 million (77% of total TSP segment consumable revenue) in the three months ended June 30, 2012. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter.  We expect fluctuations in consumable sales as the ordering pattern of our largest bulk purchasing partner varies due to its efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $9.7 million, or 83% of total TSP segment consumable sales, for the three months ended June 30, 2013 compared to $7.5 million, or 70% of total consumable sales, for the prior year period.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 13% to $8.5 million for the three months ended June 30, 2013 compared with $7.6 million for the three months ended June 30, 2012. The increase in TSP segment royalty revenue was driven primarily by an increase in base royalties of $0.9 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology partially offset by a decrease in minimum royalty payments and royalty audit findings of approximately $0.1 million. Total TSP segment royalty bearing sales reported to us by our partners were approximately $109.0 million for the quarter ended June 30, 2013, compared with approximately $102.0 million for the quarter ended June 30, 2012. Our partners' end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners, as well as fluctuations in the royalties themselves. For the three months ended June 30, 2013, we had 51 commercial partners submitting royalties as compared to 39 for the three months ended June 30, 2012. One of our partners reported royalties totaling approximately $3.6 million, or 42% of total TSP segment royalties, for the quarter ended June 30, 2013 compared to $3.4 million, or 45% of total TSP segment royalties, for the quarter ended June 30, 2012. Two other customers reported royalties totaling approximately $2.2 million, or 25%, of total TSP royalty revenue (14% and 11%, respectively) for the quarter ended June 30, 2013.  For comparative purposes, these same two customers accounted for approximately $1.8 million, or 24% (13% and 11%, respectively), of total TSP segment royalty revenue in the second quarter of 2012.  No other customer accounted for more than 10% of total TSP segment royalty revenue for the quarter ended June 30, 2013.  Royalty revenues were comprised of 69% from diagnostic partners and 31% from life science research partners.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 12% to $2.1 million for the second quarter of 2013 from $1.8 million for the second quarter of 2012. This increase is attributable to increased penetration of the expanded installed base.  At June 30, 2013 and 2012, we had 1,431 and 1,374 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, and grant revenue, increased by 6% to $1.8 million for the three months ended June 30, 2013 from $1.7 million for the three months ended June 30, 2012.

Gross profit margin. The gross profit margin for the TSP segment decreased to 66% for the three months ended June 30, 2013 compared to 68% for the three months ended June 30, 2012.  The decrease in gross profit margin was primarily attributable to the mix in system sales and increases in the fixed cost components of our manufacturing and service activities.

Research and development expense. Research and development expenses for the TSP segment decreased to $3.1 million, or 10% of TSP segment revenue, for the three months ended June 30, 2013 compared to $3.6 million, or 12% of TSP segment revenue, for the comparable period in 2012. The focus of our TSP segment research and development activities on continued refinement of our systems, software and reagents to meet the evolving needs of the marketplace remains consistent with the prior year. Some resources previously focused on TSP segment pipeline activities have been prioritized towards development activities within our ARP segment.

Reclasses. The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclasses include $2.9 million of TSP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment selling, general and administrative expenses for the three months ended June 30, 2012.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $10.9 million, or 35% of TSP segment revenue, for the three months ended June 30, 2013 from $9.2 million, or 31% of TSP segment revenue, for the comparable period in 2012. The increase is primarily the result of the addition of employees and the associated additional personnel costs, increased marketing services and rent, utility and depreciation expenses associated with expansion of our facilities. TSP segment selling, general and administrative employees and contract employees increased to 163 at June 30, 2013 from 147 at June 30, 2012.

Assays and Related Products Segment

Selected financial data for our ARP segment for the three months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2013	2012	Variance	Variance (%)
Revenue	$23,139	$18,708	$4,431	24%
Gross profit	$17,615	$14,322	3,293	23%
Gross profit margin percentage	76%	77%	(1)%	N/A
Operating expenses	$18,968	$15,126	3,842	25%
Loss from operations	$(1,353)	$(804)	(549)	(68)%

A breakdown of revenue in the ARP segment for the three months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2013	2012	Variance	Variance (%)
System sales	$513	$652	$(139)	(21)%
Consumable sales	113	66	47	71%
Royalty revenue	33	127	(94)	(74)%
Assay revenue	21,699	17,510	4,189	24%
Service revenue	165	143	22	15%
Other revenue	616	210	406	193%
	$23,139	$18,708	$4,431	24%

Revenue. Total revenue for our ARP segment increased by 24% to $23.1 million for the three months ended June 30, 2013 from $18.7 million for the comparable period in 2012. The increase in revenue is predominantly attributable to an increase in assay revenue as a result of increased sales of our infectious disease and genetic testing assay products and other revenue driven by development agreements with U.S. government agencies. Our assay products are currently divided into two distinct categories: infectious disease testing and genetic testing, which represented 68% and 32%, respectively, of total assay revenue in the second quarter of 2013 as compared to 70% and 30%, respectively, in the second quarter of 2012. The top two customers, by revenue, accounted for 56% of total ARP segment revenue (45% and 11%, respectively) for the three months ended June 30, 2013 compared to 69% (49% and 20%, respectively) for the three months ended June 30, 2012. No other customer accounted for more than 10% of total ARP segment revenue during those periods.

For the three months ended June 30, 2013, direct assay sales comprised 98% of total assay sales compared to 75% for the three months ended June 30, 2012.  In 2013, we are focusing more resources on our direct sales channels resulting in less reliance on distributors. During the three months ended June 30, 2013, our ARP segment sold one multiplexing analyzer and 13 automated punching systems, compared to one multiplexing analyzer and 18 automated punching systems during the three months ended June 30, 2012. We anticipate that our increased focus on direct sales will drive the placement of reagent rental multiplexing analyzer systems in lieu of multiplexing analyzer system sales to distributors. Other revenue includes revenue from development agreements with Merck and U.S. government agencies, shipping revenue and training revenue.

Gross profit margin. The gross profit margin for the ARP segment decreased to 76% for the three months ended June 30, 2013 from 77% for the three months ended June 30, 2012. Gross profit for the ARP segment increased to $17.6 million for the three months ended June 30, 2013 compared to $14.3 million for the comparable period in 2012. The decrease in gross profit margin was primarily attributable to the increased contribution from our lower margin revenue from development agreements with U.S. government agencies and continued investment in our customer and technical support functions.

Research and development expense. Research and development expense for our ARP segment was $8.7 million, or 38% of ARP segment revenue, and $6.6 million, or 35% of ARP segment revenue, for the three months ended June 30, 2013 and 2012, respectively. The increase in ARP segment research and development expense was primarily the result of the development of our next generation sample-to-answer platform for our MultiCode-RTx technology. The focus of our ARP segment research and development activities is continued development of our pipeline products and technologies. Research and development employees and contract employees of the ARP segment increased to 155 at June 30, 2013 from 119 at June 30, 2012.

Reclasses. The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclasses include $0.5 million of ARP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment research and development expenses for the three months ended June 30, 2012 and $2.9 million of TSP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment selling, general and administrative expenses for the three months ended June 30, 2012.

Selling, general and administrative expense. Selling, general and administrative expense, including the amortization of acquired intangibles, for the ARP segment were $10.3 million, or 44% of ARP segment revenue, for the three months ended June 30, 2013 compared to $8.6 million, or 46% of ARP segment revenue, for the three months ended June 30, 2012.  The increase in selling, general, and administrative expenses is primarily due to additional infrastructure and personnel focused on our direct sales channels, which is the main driver of the increase in ARP segment selling, general and administrative employees from 89 at June 30, 2012 to 115 at June 30, 2013.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Selected consolidated financial data for the six months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2013	2012	Variance	Variance (%)
Revenue	$107,487	$97,000	$10,487	11%
Gross profit	$76,014	$68,172	7,842	12%
Gross profit margin percentage	71%	70%	1%	N/A
Operating expenses	$72,525	$56,078	16,447	29%
Income from operations	$3,489	$12,094	(8,605)	(71)%

Total revenue increased by 11% to $107.5 million for the six months ended June 30, 2013 from $97.0 million for the comparable period in 2012. The increase was primarily attributable to an increase in assay revenue, royalty revenue and other revenue, partially offset by a decrease in system sales in the first six months of 2013 as compared to the prior year period.  The increase in assay revenue of $5.2 million was driven by growth in the sales of both of our primary assay portfolios, infectious disease and genetic testing assay products.  Royalty revenue increased 17% to $18.7 million for the six months ended June 30, 2013 compared to $16.0 million for the six months ended June 30, 2012.  The increase in royalty revenue was driven primarily by an increase in base royalties of $2.2 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. Additionally, minimum royalty payments and royalty audit findings increased by approximately $0.5 million. Total royalty bearing sales reported to us by our partners were approximately $220.0 million for the six months ended June 30, 2013, compared with approximately $200.0 million for the six months ended June 30, 2012. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. System revenue decreased from $15.4 million in the first six months of 2012 to $14.2 million in the first six months of 2013.  We sold 471 multiplexing analyzers in the first half of 2013, which included 198 of our MAGPIX systems as compared to 484 multiplexing analyzers sold for the corresponding prior year period, which included 222 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 10,130 as of June 30, 2013.  Also included in system revenue for the six months ended June 30, 2013 were sales of 30 automated punching systems compared to 31 in the six months ended June 30, 2012.

A breakdown of revenue for the six months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2013	2012	Variance	Variance (%)
System sales	14,204	$15,384	$(1,180)	(8)%
Consumable sales	23,647	22,702	945	4%
Royalty revenue	18,687	15,957	2,730	17%
Assay revenue	40,023	34,807	5,216	15%
Service revenue	4,345	3,894	451	12%
Other revenue	6,581	4,256	2,325	55%
	$107,487	$97,000	$10,487	11%

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 51% (19%, 16%, 9% and 7%, respectively) of consolidated total revenue in the six months ended June 30, 2013. For comparative purposes, these same four customers accounted for 52% (19%, 16%, 8% and 9%, respectively) of total revenue in the six months ended June 30, 2012.

Gross profit margin for the six months ended June 30, 2013 increased to 71% from 70% for the comparable period in 2012.  Our gross profit margin is highly dependent upon the mix of revenue components each quarter. Our first half 2013 gross profit margin was positively impacted by the slightly higher concentration of our hight margin items, consumable, royalty and assay revenue, which represented 77% of revenue for the six months ended June 30, 2013 compared to 76% for the six months ended June 30, 2012, and a milestone payment attributable to our development agreement with Merck.  Assay revenue increased to $40.0 million, or 37% of total revenue, for the six months ended June 30, 2013 from $34.8 million, or 36% of total revenue, for the six months ended June 30, 2012. This revenue is predominantly attributable to growth in sales of primary assay portfolios, infectious disease and genetic testing assay products. Consumable sales increased to $23.6 million, or 22% of total revenue, for the six months ended June 30, 2013 from $22.7 million, or 23% of total revenue, for the six months ended June 30, 2012. The increase in total operating expense from $56.1 million, or 58% of revenue, for the six months ended June 30, 2012 to $72.5 million, or 67% of revenue, for the six months ended June 30, 2013 is primarily attributable to $7.0 million related to the termination of our molecular diagnostics distribution agreements, increased research and development expense associated (i) with the development of a new version of our multiplex PCR technology and (ii) with our sample-to-answer instrumentation and assays, as well as additional resources focused on our direct sales channels in the first six months of 2013. We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality inherent in our assay revenue.  Our management team is actively evaluating our ongoing expenses and cost structure to determine any actions necessary to seek to improve profitability and ensure our continued success. See additional discussions by segment below.

Income tax expense decreased to $2.3 million for the six months ended June 30, 2013 from $5.6 million for the six months ended June 30, 2012.  Our effective tax rate for the six months ended June 30, 2013 was 66% compared to 46% for the six months ended June 30, 2012.  The effective tax rate in the first six months of 2013 is a function of the distribution of taxable income and losses across our operating jurisdictions. Additionally, notwithstanding an increase in taxable income attributable to the U.S., the proportion of taxable losses in jurisdictions for which no income tax benefit is recognized has increased, which includes the $7.0 million of expense related to finalizing the termination of our molecular diagnostics distribution agreements in the first quarter of 2013.  Our foreign earnings are generally taxed at lower rates than in the United States.  We continue to assess our business model and its impact in various tax jurisdictions.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the six months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2013	2012	Variance	Variance (%)
Revenue	$63,017	$59,774	$3,243	5%
Gross profit	$42,070	$41,466	604	1%
Gross profit margin percentage	67%	69%	(2)%	N/A
Operating expenses	$27,995	$26,946	1,049	4%
Income from operations	$14,075	$14,520	(445)	(3)%

Revenue. Total revenue for our TSP segment increased by 5% to $63.0 million for the six months ended June 30, 2013 from $59.8 million for the comparable period in 2012. The increase in revenue was primarily attributable to an increase in royalty revenue of $2.9 million.

Three customers accounted for 54% of total TSP segment revenue in the six months ended June 30, 2013 (27%, 15% and 12%, respectively). For comparative purposes, these same three customers accounted for 52% of total TSP segment revenue (25%, 14% and 13%, respectively) in the six months ended June 30, 2012.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the six months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2013	2012	Variance	Variance (%)
System sales	13,176	$14,038	$(862)	(6)%
Consumable sales	23,485	22,564	921	4%
Royalty revenue	18,616	15,704	2,912	19%
Service revenue	4,010	3,616	394	11%
Other revenue	3,730	3,852	(122)	(3)%
	$63,017	$59,774	$3,243	5%

System and peripheral component sales decreased by 6% to $13.2 million for the six months ended June 30, 2013 from $14.0 million for the comparable period of 2012.  The TSP segment sold 469 of the 471 total multiplexing analyzer sales, which includes 198 MAGPIX systems, in the six months ended June 30, 2013 as compared to 475 multiplexing analyzers, which included 222 MAGPIX systems, in the same prior year period. The decrease in system revenue is the result of an decrease in the number of multiplexing analyzer placements relative to the prior year coupled with the differing mix of systems sold. For the six months ended June 30, 2013, two of our partners accounted for 327 analyzers, or 70% of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 392 analyzers, or 84% of total TSP segment systems sold in the six months ended June 30, 2013. For the six months ended June 30, 2012, two of our partners accounted for 315 analyzers, or 66% of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 398 analyzers, or 84% of total TSP segment systems sold in the six months ended June 30, 2012.

Consumable sales increased 4% to $23.5 million for the six months ended June 30, 2013 from $22.6 million for the six months ended June 30, 2012.  During the six months ended June 30, 2013, we had 35 bulk purchases of consumables totaling approximately $18.5 million (79% of total TSP segment consumable revenue), ranging from $0.1 million to $4.3 million, as compared with 31 bulk purchases totaling approximately $17.8 million (79% of total TSP segment consumable revenue), ranging from $0.1 million to $4.2 million in the six months ended June 30, 2012.  The increase in consumable revenue was primarily attributable to a volume increase of $0.8 million in bulk purchases from one of our partners.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner varies due to its efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $18.7 million, or 79% of total consumable sales, for the six months ended June 30, 2013 compared to $16.9 million, or 74% of total consumable sales, for the prior period.

Royalty revenue increased by 19% to $18.6 million for the six months ended June 30, 2013 compared with $15.7 million for the six months ended June 30, 2012.  Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the six months ended June 30, 2013 we had 51 commercial partners submitting royalties, as compared to 44 for the prior year period. One of our partners reported royalties totaling approximately $7.3 million, or 39% of total TSP segment royalties, for the six months ended June 30, 2013, compared to $6.2 million, or 40% of total TSP segment royalties for the six months ended June 30, 2012. Two other customers reported royalties totaling approximately $4.1 million, or 22% of total TSP segment royalty revenue (13% and 9%, respectively), for the six months ended June 30, 2013.  No other customer accounted for more than 10% of total TSP segment royalty revenue for the six months ended June 30, 2013.  For comparative purposes, these same two customers accounted for approximately $3.6 million, or 23% (13% and 10%, respectively) of total TSP segment royalty revenue, for the six months ended June 30, 2012.  Royalty revenues were comprised of 69% from diagnostic partners and 31% from life science research partners.  Total TSP segment royalty bearing sales reported to us by our partners were approximately $219 million for the six months ended June 30, 2013, compared with approximately $196 million for the six months ended June 30, 2012.

Service revenue increased by 11% to $4.0 million for the six months ended June 30, 2013 from $3.6 million for the six months ended June 30, 2012. This increase is attributable to increased penetration of the expanded installed base.  At June 30, 2013 and 2012, we had 1,431 and 1,374 Luminex systems, respectively, covered under extended service agreements.

Other revenues decreased by 3% to $3.7 million for the six months ended June 30, 2013 from $3.9 million for the six months ended June 30, 2012. This decrease is primarily the result of decreases in parts sales and grant revenue offset by increases in software sales and license fees due to timing of license transfer fees due to mergers of our licensees.

Gross profit margin. The gross profit margin for the TSP segment decreased to 67% for the six months ended June 30, 2013 compared to 69% for the six months ended June 30, 2012.   The decrease in gross profit margin was primarily the result of modest increases in the fixed cost components of our consumables and our manufacturing and service activities.

Research and development expense. Research and development expense for the TSP segment decreased to $6.7 million, or 11% of TSP segment revenue, for the six months ended June 30, 2013 compared to $7.3 million, or 12% of TSP segment revenue, for the comparable period in 2012.  The focus of our TSP segment research and development activities, on continued refinement of our systems, software and reagents to meet the evolving needs of the marketplace including the addition of more automated solutions for assay performance, remains consistent with the prior year period. Some resources previously focused on TSP segment pipeline activities have been prioritized towards development activities within our ARP segment.

Reclasses. The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclasses include $5.9 million of TSP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment selling, general and administrative expenses for the six months ended June 30, 2012.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $21.3 million, or 34% of TSP segment revenue, for the six months ended June 30, 2013 from $19.6 million, or 33% of TSP segment revenue, for the comparable period in 2012.  The increase was primarily related to the addition of employees and the associated additional personnel costs, increased marketing services and rent, utility and depreciation expenses associated with expansion of our facilities. TSP segment employees and contract employees increased to 163 at June 30, 2013 from 147 at June 30, 2012.

Assays and Related Products Segment

Selected financial data for our ARP segment for the six months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2013	2012	Variance	Variance (%)
Revenue	$44,470	$37,226	$7,244	19%
Gross profit	$33,944	$26,706	7,238	27%
Gross profit margin percentage	76%	72%	4%	N/A
Operating expenses	$44,530	$29,132	15,398	53%
Loss from operations	$(10,586)	$(2,426)	(8,160)	(336)%

A breakdown of revenue in the ARP segment for the six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Six Months Ended June 30,
	2013	2012	Variance	Variance (%)
System sales	1,028	$1,346	$(318)	(24)%
Consumable sales	162	138	24	17%
Royalty revenue	71	253	(182)	(72)%
Assay revenue	40,023	34,807	5,216	15%
Service revenue	335	278	57	21%
Other revenue	2,851	404	2,447	606%
	$44,470	$37,226	$7,244	19%

Revenue. Total revenue for our ARP segment increased 19% to $44.5 million for the six months ended June 30, 2013 from $37.2 million for the comparable period in 2012. The increase was primarily attributable to an increase in assay revenue and other revenue.  The increase in assay revenue of $5.2 million was driven by growth in the sales of both of our primary assay portfolios, infectious disease and genetic testing assay products.   The growth in other revenue was driven by our development agreements with Merck and U.S. government agencies. Our assay products are currently divided into two distinct categories: infectious disease testing and genetic testing, which represented 65% and 35%, respectively, of total assay revenue in the first six months of 2013 as compared to 68% and 32% in the first six months of 2012, respectively. The top two customers, by revenue, accounted for 54% of total ARP segment revenue (44% and 10%, respectively) for the six months ended June 30, 2013 compared to 67% (49% and 18%, respectively) for the six months ended June 30, 2012. No other customer accounted for more than 10% of total ARP segment revenue during those periods. For the six months ended June 30, 2013, direct assay sales comprised 95% of total assay sales compared to 72% for the six months ended June 30, 2012.  In 2013, we are focusing more resources on our direct sales channels resulting in less reliance on our distributors. During the six months ended June 30, 2013, our ARP segment sold two multiplexing analyzers and 30 automated punching systems compared to nine multiplexing analyzers and 31 automated punching systems during the six months ended June 30, 2012. We anticipate that our increased focus on direct sales will drive the placement of reagent rental multiplexing analyzer systems in lieu of multiplexing analyzer system sales to distributors. Other revenue includes revenue from our development agreements with Merck and U.S. government agencies, shipping revenue and training revenue.

Gross profit. The gross profit margin percentage for the ARP segment increased to 76% for the six months ended June 30, 2013 from 72% for the six months ended June 30, 2012. Gross profit for the ARP segment increased to $33.9 million for the six months ended June 30, 2013, as compared to $26.7 million for the six months ended June 30, 2012.  The increase in gross profit margin percentage was primarily attributable to increased sales of high margin assays from Luminex Madison ("LMA") and a milestone payment attributable to our development agreement with Merck.

Research and development expense. Research and development expenses for our ARP segment were $17.8 million, or 40% of ARP segment revenue, and $12.9 million, or 35% of ARP segment revenue, for the six months ended June 30, 2013 and 2012, respectively. The increase in ARP segment research and development expenses was primarily the result of the development of our next generation sample-to-answer platform for our MultiCode-RTx technology. The focus of our ARP segment research and development activities is continued development of our pipeline products and technologies. Research and development employees and contract employees of the ARP segment increased to 155 at June 30, 2013 from 119 at June 30, 2012.

Reclasses. The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclassifications include $1.2 million of ARP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment research and development expenses for the six months ended June 30, 2012 and $5.9 million of TSP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment selling, general and administrative expenses for the six months ended June 30, 2012.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $26.6 million, or 60% of ARP segment revenue, for the six months ended June 30, 2013 compared to $16.2 million, or 44% of ARP segment revenue, for the six months ended June 30, 2012.  The increase in selling, general, and administrative expenses is primarily due to finalization of the termination of our molecular diagnostics distribution agreements and the related expense of $7.0 million and additional infrastructure and personnel focused on our direct sales channels, which is the main driver of the increase in ARP segment selling, general and administrative employees from 89 at June 30, 2012 to 115 at June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$37,478	$42,789
Short-term investments	5,496	13,607
Long-term investments	—	3,000
	$42,974	$59,396

At June 30, 2013, we held cash and cash equivalents, short-term investments, and long-term investments of $43.0 million and had working capital of $93.5 million. At December 31, 2012, we held cash and cash equivalents, short-term investments, and long-term investments of $59.4 million and had working capital of $101.0 million.  The decrease in cash and cash equivalents, short-term investments, and long-term investments in the six months ended June 30, 2013 is primarily attributable to stock repurchases of $14.3 million (at an average cost of $17.07 per share) and capital expenditures of $8.2 million, offset by $6.4 million in net operating cash flow and proceeds from employee stock plans and issuances of common stock of $1.9 million. The $6.4 million in net operating cash flow includes the $7.0 million payment related to the termination of our molecular diagnostics distribution agreements. In addition, changes to the timing and frequency of the shares purchased under our share repurchase program could affect the overall timing of the outlay of cash over the remainder of the year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at June 30, 2013 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of June 30, 2013, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $342,000 on foreign currency denominated asset and liability balances as of June 30, 2013. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $175,000 was included in determining our consolidated results for the quarter ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2013 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/13 - 4/30/13	257,555	$16.40	257,148	$5,606,906
5/1/13 - 5/31/13	249,601	17.78	244,055	1,091,889
6/1/13 - 6/30/13	15,254	17.81	—	1,091,889
Total Second Quarter	522,410	$17.10	501,203	$1,091,889
(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.
(2) These shares were purchased in open-market transactions pursuant to a publicly announced repurchase program. On February 20, 2013, the Board of Directors authorized the repurchase of common stock up to the lesser of $22.5 million worth, or 900,000 shares, of Luminex outstanding common stock. This stock repurchase program is scheduled to expire on December 31, 2013.

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2013

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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.