Form 10-Q
period 2013-09-30
LUMINEX CORP
filed 2013-11-05
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 41,868,338 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on November 4, 2013.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	1

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012	2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

SIGNATURES AND EXHIBITS	36

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,169	$42,789
Short-term investments	5,497	13,607
Accounts receivable, net	30,210	33,273
Inventories, net	29,742	29,937
Deferred income taxes	1,603	4,783
Prepaids and other	5,749	4,388
Total current assets	129,970	128,777
Property and equipment, net	32,788	26,229
Intangible assets, net	61,320	65,218
Deferred income taxes	14,462	14,360
Long-term investments	—	3,000
Goodwill	50,853	51,128
Other	4,503	8,463
Total assets	$293,896	$297,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,038	$9,650
Accrued liabilities	11,756	12,866
Deferred revenue	4,949	4,134
Current portion of long-term debt	924	1,138
Total current liabilities	26,667	27,788
Long-term debt	788	1,702
Deferred revenue	2,508	2,933
Other	5,038	5,085
Total liabilities	35,001	37,508
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,043,801 shares at September 30, 2013; 40,824,932 shares at December 31, 2012	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	291,156	293,392
Accumulated other comprehensive income	585	1,101
Accumulated deficit	(32,887)	(34,867)
Total stockholders' equity	258,895	259,667
Total liabilities and stockholders' equity	$293,896	$297,175

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue	$50,780	$50,047	$158,267	$147,047
Cost of revenue	19,999	15,002	51,472	43,830
Gross profit	30,781	35,045	106,795	103,217
Operating expenses:
Research and development	10,346	11,186	34,852	31,467
Selling, general and administrative	21,466	19,462	67,429	53,075
Amortization of acquired intangible assets	1,021	1,030	3,077	3,214
Restructuring costs	2,142	—	2,142	—
Total operating expenses	34,975	31,678	107,500	87,756
(Loss) income from operations	(4,194)	3,367	(705)	15,461
Interest expense from long-term debt	(16)	(40)	(67)	(162)
Other income, net	6,638	25	6,730	124
Income before income taxes	2,428	3,352	5,958	15,423
Income taxes	(1,632)	(1,676)	(3,978)	(7,268)
Net income	$796	$1,676	$1,980	$8,155

Other comprehensive income:
Foreign currency translation adjustments	106	278	(515)	208
Unrealized gain (loss) on available-for-sale securities, net of tax	1	(14)	(1)	(32)
Other comprehensive income (loss)	107	264	(516)	176
Comprehensive income	$903	$1,940	$1,464	$8,331

Net income per share, basic	$0.02	$0.04	$0.05	$0.20
Shares used in computing net income per share, basic	40,752	41,000	40,712	40,995

Net income per share, diluted	$0.02	$0.04	$0.05	$0.19
Shares used in computing net income per share, diluted	41,919	41,887	41,771	42,117

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$796	$1,676	$1,980	$8,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,994	3,613	11,747	10,668
Stock-based compensation	1,889	2,338	6,733	7,552
Deferred income tax expense	1,989	1,987	3,415	2,916
Excess income tax (benefit) expense from employee stock-based awards	(15)	590	274	(2,183)
Gain on sale of assets	(5,388)	—	(5,305)	—
Non-cash restructuring charges	3,695	—	3,695	—
Other	(34)	472	(1,115)	655
Changes in operating assets and liabilities:
Accounts receivable, net	1,384	(5,043)	3,076	(8,226)
Inventories, net	1,769	(877)	(1,914)	(2,604)
Other assets	(415)	(663)	(2,058)	(2,294)
Accounts payable	2,215	1,637	(718)	1,706
Accrued liabilities	(1,184)	(792)	(2,727)	(2,007)
Deferred revenue	439	(330)	409	(237)
Net cash provided by operating activities	11,134	4,608	17,492	14,101
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,997)	(2,994)	(8,489)	(13,489)
Sales and maturities of available-for-sale securities	2,996	13,070	19,632	43,075
Purchase of property and equipment	(6,914)	(2,152)	(15,136)	(7,509)
Proceeds from sale of assets	9,533	—	9,564	—
Business acquisition consideration, net of cash acquired	—	(48,277)	—	(48,277)
Purchase of cost method investment	—	(1,000)	—	(1,000)
Acquired technology rights	—	(51)	(930)	(342)
Net cash provided by (used in) investing activities	2,618	(41,404)	4,641	(27,542)
Cash flows from financing activities:
Payments on debt	—	—	(1,105)	(1,025)
Proceeds from issuance of common stock	5,973	861	7,891	3,224
Payments for stock repurchases	—	(11,036)	(14,343)	(20,916)
Excess income tax benefit (expense) from employee stock-based awards	15	(590)	(274)	2,183
Net cash provided by (used in) financing activities	5,988	(10,765)	(7,831)	(16,534)
Effect of foreign currency exchange rate on cash	(49)	149	78	179
Change in cash and cash equivalents	19,691	(47,412)	14,380	(29,796)
Cash and cash equivalents, beginning of period	37,478	75,898	42,789	58,282
Cash and cash equivalents, end of period	$57,169	$28,486	$57,169	$28,486

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 10-K").

The Company has two segments for financial reporting purposes: the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  See Note 11 — Segment Information.

The Company has reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclassifications include $0.5 million and $1.7 million of ARP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment research and development expenses for the three and nine months ended September 30, 2012, respectively, and $3.0 million and $8.9 million of TSP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment selling, general and administrative expenses for the three and nine months ended September 30, 2012, respectively. These reclassifications had no effect on the Company's consolidated comprehensive income or stockholders' equity.

NOTE 2 — RESTRUCTURING

In August 2013, the Company announced a restructuring plan focused on its ARP segment's Newborn Screening Group and its Brisbane, Australia office where automated punching systems are designed and manufactured. The Company is exploring strategic alternatives for its Newborn Screening assets and related automated punching group, including a potential sale or abandonment of that business. The Company has reviewed the requirements for held-for-sale and discontinued operations presentation and has determined that this business did not qualify for this presentation at September 30, 2013. The Company will continue selling its automated punching systems while it explores strategic alternatives for this business.

The Company recorded total pre-tax restructuring charges of $4.3 million in the third quarter of 2013, which primarily consisted of the non-cash estimated impairment of inventory, intangible assets, property and equipment, together with employee separation costs. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily included severance pay and other separation costs such as outplacement services and benefits. As a result of the organizational change, the Company eliminated approximately 5% of its workforce. In conjunction with the restructuring plan, the Company evaluated its tangible and intangible assets for estimated impairment and recorded non-cash impairment charges of $3.7 million in the third quarter of 2013. The Company determined the fair value of the assets based upon prices for similar assets.  See Note 7 — Goodwill and Other Intangible Assets.

The Company will continue to review the remaining asset balances for possible further impairment until sale or abandonment. The Company will measure and accrue the facilities exit costs at fair value upon the Company's exit. Facilities exit costs will primarily consist of cease-use losses to be recorded upon vacating the facilities and fixed asset impairment.

Statement of Operations	2013 Restructuring Plan

Non-cash impairment charges:
Inventory	$2,015
Property and equipment	980
Intangible Assets	700
Employee separation costs	598
Facility exit costs	—
Other	50
Total charges	$4,343
Recorded to cost of revenue	2,201
Recorded to restructuring costs	$2,142

Rollforward of Accrued Restructuring

Total charges	$4,343
Non-cash impairment charges	(3,695)
Employee separation payments	(488)
Facility exit costs	—
Foreign exchange and other adjustments	(50)
Balance at September 30, 2013	$110

The remaining restructuring accrual balance is expected to be paid within the next six months. As such, it is recorded as a current liability within accrued liabilities on the consolidated balance sheet as of September 30, 2013.

NOTE 3 — BUSINESS COMBINATIONS

On July 11, 2012, the Company completed its acquisition of GenturaDx, Inc., a British Virgin Islands corporation with operations in Hayward, California (“GenturaDx”). GenturaDx was a molecular diagnostics company in late stage development of a fully integrated, highly automated, real-time polymerase chain reaction ("PCR") system that employs a single-use cassette for sample-to-answer workflow. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of GenturaDx in exchange for approximately $49.3 million cash consideration plus (i) $3.0 million in consideration contingent upon achieving certain future development and regulatory milestones by December 31, 2013, (ii) up to $7.0 million in consideration contingent upon achieving certain future development and regulatory milestones by June 30, 2014 and (iii) additional consideration contingent upon acquired products exceeding certain revenue thresholds in each of 2013, 2014 and 2015. Of the approximately $8.1 million that was deposited in escrow as security for potential indemnity claims and certain other expressly enumerated matters, approximately $6.0 million remains in escrow as of September 30, 2013. Additionally, up to 30% of the milestone payments are subject to certain set-off rights of the Company for indemnification claims under the acquisition agreement. The Company's acquisition of GenturaDx was funded with cash on hand.

NOTE 4 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of September 30, 2013 and December 31, 2012, all of the Company’s marketable securities were classified as available for sale.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date.  The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of September 30, 2013 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$36,311	$—	$—	$36,311
Non-government sponsored debt securities	5,498	—	(1)	5,497
Total current securities	41,809	—	(1)	41,808
Noncurrent:
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—

Total available-for-sale securities	$41,809	$—	$(1)	$41,808

Available-for-sale securities consisted of the following as of December 31, 2012 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$16,987	$—	$—	$16,987
Non-government sponsored debt securities	13,602	5	—	13,607
Total current securities	30,589	5	—	30,594
Noncurrent:
Non-government sponsored debt securities	3,000	—	—	3,000
Total noncurrent securities	3,000	—	—	3,000

Total available-for-sale securities	$33,589	$5	$—	$33,594

There were no proceeds from the sales of available-for-sale securities during the three months ended September 30, 2013 or 2012. Realized gains and losses on sales of investments are determined using the specific identification method.  Realized gains and losses are included in other income (expense) in the Consolidated Statements of Comprehensive Income. Net unrealized holding losses on available-for-sale securities of $1,000, net of $0 of tax benefit, have been included in accumulated other comprehensive income as of September 30, 2013.  All of the Company’s available-for-sale securities with gross unrealized losses as of September 30, 2013 have been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at September 30, 2013 and December 31, 2012, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	September 30, 2013	December 31, 2012
Due in one year or less	$5,497	$13,607
Due after one year through two years	—	3,000
	$5,497	$16,607

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Other-Than-Temporary Impairment

As of September 30, 2013 the Company owned a minority interest in a private company based in the U.S., through its investment of $1.0 million in the company. This non-controlling, minority interest is included at cost in other long-term assets on the Company's Condensed Consolidated Balance Sheets as the Company does not have significant influence over the investee as the Company owns less than 20% of the voting equity in the investee and the investee is not publicly traded.

A private company, that the Company had previously made a $4.1 million investment in, was acquired by a third party in July 2013 and, as a result, our non-controlling, minority interest in that private company was liquidated. We realized a gain of $5.4 million on the liquidation of this non-controlling, minority interest investment in the third quarter of 2013, which is recorded in other income on the Condensed Consolidated Statement of Comprehensive Income.

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

NOTE 5 — INVENTORIES, NET

Inventories are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method.  The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Parts and supplies	$16,668	$18,259
Work-in-progress	5,928	4,831
Finished goods	7,146	6,847
	$29,742	$29,937

NOTE 6 — FAIR VALUE MEASUREMENT

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ended September 30, 2013.

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company determines the fair value of the contingent consideration based primarily on the timing and probability of success of clinical events or regulatory approvals, the timing and probability of success of meeting commercial milestones, such as sales levels of a specific product, and discount rates. Our contingent consideration liability arose in connection with the GenturaDx acquisition. The Company re-evaluates its assumptions for its contingent consideration fair value determinations each quarter. Changes to the fair value of contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood of or timing of achieving any development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval. As a result of changes in assumptions surrounding the probability of success of meeting the timing of commercial milestones contemplated in the GenturaDx acquisition agreement, the Company adjusted the contingent consideration liability related to the GenturaDx acquisition from $1.2 million as of June 30, 2013 to $0 as of September 30, 2013. The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration expense recorded in any given period.

As of September 30, 2013 and December 31, 2012 the fair value of the Company's long-term debt was approximately $1.5 million and $2.5 million, respectively. The Company’s long-term debt is classified as a Level 3 instrument and the Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value for disclosure purposes as of September 30, 2013 and December 31, 2012, which does not equal its carrying value on the Condensed Consolidated Balance Sheets.  The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the Technology Partnerships Canada ("TPC") debt.  In making these assumptions, the Company considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at September 30, 2013 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$36,311	$—	$—	$36,311
Non-government sponsored debt securities	—	5,497	—	5,497
Liabilities:
Contingent consideration	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$16,987	$—	$—	$16,987
Non-government sponsored debt securities	—	16,607	—	16,607
Liabilities:
Contingent consideration	$—	$—	$1,370	$1,370

Changes in financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period were as follows (in thousands):

	September 30, 2013	December 31, 2012
Balance at beginning of year	$1,370	$—
Contingent consideration recorded at acquisition	—	1,370
Fair value adjustments	(1,370)	—
Balance at end of period	$—	$1,370

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

On July 11, 2012, the Company completed its acquisition of GenturaDx.  As a result, the Company recorded approximately $8.3 million of goodwill and $40.1 million of other identifiable intangible assets. All of the Company's goodwill relates to one reporting unit, the ARP segment, for goodwill impairment testing  Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise. No goodwill impairments were recorded in 2013 or 2012. This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	September 30, 2013	December 31, 2012
Balance at beginning of year	$51,128	$42,763
Acquisition of GenturaDx	—	8,292
Foreign currency translation adjustments	(275)	73
Balance at end of period	$50,853	$51,128

The current in-process research and development projects are scheduled to be completed in 2014.  The estimated aggregate costs to complete these projects are between $7.0 and $10.0 million. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2012
Balance at December 31, 2011	$30,000	$7,981	$1,933	$631	$40,545
Additions due to acquisition of GenturaDx	—	—	—	40,100	40,100
Write-off of IP R&D projects	—	—	—	(118)	(118)
Foreign currency translation adjustments	30	5	8	14	57
Balance at December 31, 2012	30,030	7,986	1,941	40,627	80,584
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	—	(11,108)
Amortization expense	(3,187)	(790)	(266)	—	(4,243)
Foreign currency translation adjustments	(7)	(2)	(6)	—	(15)
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Net balance at December 31, 2012	$16,837	$6,426	$1,328	$40,627	$65,218
Weighted average life (in years)	10	11	9

2013
Balance at December 31, 2012	$30,030	$7,986	$1,941	$40,627	$80,584
Write-off / Impairment	(214)	(7)	(20)	(459)	$(700)
Foreign currency translation adjustments	(105)	(19)	(29)	(68)	(221)
Balance at September 30, 2013	29,711	7,960	1,892	40,100	79,663
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Amortization expense	(2,381)	(591)	(105)	—	(3,077)
Foreign currency translation adjustments	61	14	25	—	100
Accumulated amortization balance at September 30, 2013	(15,513)	(2,137)	(693)	—	(18,343)
Net balance at September 30, 2013	$14,198	$5,823	$1,199	$40,100	$61,320
Weighted average life (in years)	10	11	9

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2013 (three months)	$1,019
2014	3,917
2015	3,232
2016	3,100
2017	2,144
Thereafter	7,808
21,220
IP R&D	40,100
$61,320

NOTE 8 — OTHER COMPREHENSIVE (LOSS) INCOME

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

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax (in thousands):

	Foreign Currency Items	Available for Sale Investments	Accumulated Other Comprehensive Income Items
Beginning balance, December 31, 2012	$1,100	$1	$1,101
Other comprehensive (loss) income before reclassifications	(515)	8	(507)
Amounts reclassified from accumulated other comprehensive income	—	(9)	(9)
Net current-period other comprehensive (loss)	(515)	(1)	(516)
Ending balance, September 30, 2013	$585	$—	$585

The following table presents the tax (expense) benefit allocated to each component of other comprehensive (loss) income (in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Before Tax	Tax Benefit	Net of Tax	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$106	$—	$106	$(515)	$—	$(515)
Unrealized (losses) gains on available-for-sale investments	1	—	1	(2)	1	(1)
Other comprehensive (loss) income	$107	$—	$107	$(517)	$1	$(516)

NOTE 9 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$796	$1,676	$1,980	$8,155
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	40,752	41,000	40,712	40,995
Effect of dilutive securities: stock options and awards	1,167	887	1,059	1,122
Denominator for diluted net income per share - weighted average shares outstanding - diluted	41,919	41,887	41,771	42,117
Basic net income per share	$0.02	$0.04	$0.05	$0.20
Diluted net income per share	$0.02	$0.04	$0.05	$0.19

Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately 0.2 million and 0.2 million shares for the three months ended September 30, 2013 and 2012, respectively, and 0.2 million and 0.2 million shares for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the computations of diluted EPS because the effect of including those RSAs, RSUs, and stock options would have been anti-dilutive.

NOTE 10 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the nine months ended September 30, 2013 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,676	$12.13
Granted	159	17.24
Exercised	(798)	8.84
Cancelled or expired	(20)	19
Outstanding at September 30, 2013	1,017	$15.37

The Company had $2.3 million of total unrecognized compensation costs related to stock options at September 30, 2013 that are expected to be recognized over a weighted average period of 1.9 years.

The Company’s restricted share activity for the nine months ended September 30, 2013 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested at December 31, 2012	818	$19.32
Granted	354	17.28
Vested	(265)	18.83
Cancelled or expired	(55)	19.41
Non-vested at September 30, 2013	852	$18.62

Restricted Stock Units (in thousands)	Shares
Non-vested at December 31, 2012	875
Granted	193
Vested	(77)
Cancelled or expired	(155)
Non-vested at September 30, 2013	836

As of September 30, 2013, there was $15.1 million and $5.3 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.2 years for the RSAs and 2.2 years for the RSUs. The Company issues a small number of cash settled restricted stock units pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$233	$222	$635	$697
Research and development	675	520	1,892	1,507
Selling, general and administrative	981	1,596	4,206	5,348
Stock-based compensation costs reflected in net income	$1,889	$2,338	$6,733	$7,552

NOTE 11 — SEGMENT INFORMATION

Management has determined that the Company has two segments for financial reporting purposes:  the TSP segment and the ARP segment.  The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the 2012 10-K.

Intersegment sales are recorded at fixed prices that approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $2.2 million and $2.5 million for the quarters ending September 30, 2013 and 2012, and $7.9 million and $8.2 million for the nine months ended September 30, 2013 and 2012, respectively, have been eliminated upon consolidation.  The following is selected segment information for the periods indicated (in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$33,335	$17,445	$50,780	$31,584	$18,463	$50,047
Depreciation and amortization	2,087	1,907	$3,994	1,801	1,812	$3,613
Operating profit (loss)	9,293	(13,487)	$(4,194)	7,205	(3,838)	$3,367
Segment assets	187,422	106,474	$293,896	166,763	115,742	$282,505

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$96,352	$61,915	$158,267	$91,358	$55,689	$147,047
Depreciation and amortization	5,826	5,921	$11,747	5,096	5,572	$10,668
Operating profit (loss)	23,368	(24,073)	$(705)	21,725	(6,264)	$15,461
Segment assets	187,422	106,474	$293,896	166,763	115,742	$282,505

NOTE 12 — ACCRUED WARRANTY COSTS

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2012	$603
Warranty expenses	(783)
Accrual for warranty costs	1,163
Accrued warranty costs at September 30, 2013	$983

NOTE 13 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the nine months ended September 30, 2013 was 66.77%, including amounts recorded for discrete events such as the effect of the retroactive extension of the U.S. research credit under the 2012 Taxpayer Relief Act. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S. and Canada; therefore cash taxes to be paid are expected to be in the range of 15%-20% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2000, 2005, and 2010, respectively, can still be reviewed by the taxing authorities.  The Company recorded liabilities of $121,000 associated with its uncertain tax positions in the third quarter of 2013.  No other material changes to this liability are expected within the next 12 months.  For the nine months ended September 30, 2013, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On August 30, 2012 Abbott Laboratories, Inc. ("Abbott") was named as a defendant in the complaint filed by ENZO Life Sciences, Inc. ("ENZO") in the U.S. District Court in Delaware for alleged infringement of its US Patent 7,064,197 as a result of Abbott's distribution of the Company's xTAG Respiratory Viral Panel.  The Company and Abbott have entered into an agreement requiring the Company to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of the Company's Respiratory Viral Panel. The complaint seeks unspecified monetary damages and injunctive relief. Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, the Company intervened in the lawsuit. On January 2, 2013, ENZO filed additional claims against the Company, alleging infringement of US Patent 7,064,197 resulting from the Company's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of US Patent 8,097,405 resulting from the Company's sale of Multicode products.  The Company filed an answer to ENZO's additional claims on January 28, 2013.  On October 2, 2013 ENZO filed additional claims against the Company, alleging infringement of U.S. Patent 6,992,180 resulting from the Company’s sale of Multicode products.  The Company filed an answer to ENZO’s additional claims on October 21, 2013. A trial date has not been set. The parties to the lawsuit have engaged in the discovery process.

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

NOTE 15 — RECENT ACCOUNTING PRONOUNCEMENTS

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
In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. For the Company, this Accounting Standards Update is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. This pronouncement will have no effect on the financial statements as the Company has historically presented uncertain tax positions in accordance with this Accounting Standards Update.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2012
10-K.

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, restructuring, expected cash taxes, fluctuations in ordering patterns, revenue concentration, new products, assay sales, projected consumables sales patterns or bulk purchases, budgets, anticipated gross margins, liquidity, cash flows, projected costs, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and acquisition integration and the expected benefit of our acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

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

Our xMAP (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, light emitting diodes ("LEDs"), digital signal processors, photo detectors, charge-coupled device imaging and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry, which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  In addition to our xMAP technology, our other offerings include our proprietary MultiCode technology, used for real-time polymerase chain reaction ("PCR") and multiplexed assays, as well as automation and robotics in the field of dry sample handling.

Our xTAG and MultiCode assay chemistries are proprietary technologies primarily used to detect analytes for human genetic testing and infectious disease testing.  Our MultiCode technology makes use of a DNA base pair (isoC:isoG) not found in nature.  This synthetic third base pair is used in the creation of both multiplex PCR assays ("MultiCode-PLx") and low-plex, real-time PCR assays ("MultiCode-RTx").  Currently, most of our MultiCode assay and reagent revenue is based on products using our MultiCode-RTx technology.  The xTAG and MultiCode chemistries are both compatible with our xMAP technology, and the MultiCode chemistry is also compatible with low-plex real-time PCR platforms available from a variety of vendors.

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of September 30, 2013, Luminex had approximately 58 strategic partners, of which 52 have released commercialized reagent-based products utilizing our technology.

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

Third Quarter 2013 Highlights

•	Consolidated revenue was $50.8 million for the quarter ended September 30, 2013, representing a 1% increase over revenue for the third quarter of 2012.

•	Shipments of 280 multiplexing analyzers, which included 135 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 10,410, up 10% from a year ago.

•	Royalty revenue was $9.0 million, a 17% increase over the third quarter of 2012.

•	Realized a gain of $5.4 million from the liquidation of our non-controlling, minority interest investment in a private company that was acquired by a third party in July 2013.

•
Announced a restructuring plan focused on ARP segment's Newborn Screening Group and our Brisbane, Australia office to drive operational excellence and improve focus on the molecular diagnostics market.

•	Received Food and Drug Administration ("FDA") and European Clearance for an Updated Version of Comprehensive Genotyping Assay, xTAG® CYP2D6 Kit.

•	Received FDA and European Clearance for a New Personalized Medicine Genotyping Assay, xTAG® CYP2C19 Kit.

Reimbursement Landscape

The molecular diagnostic market is experiencing what we believe to be a temporary deceleration in the utilization of molecular assays, particularly in the human genetics segment, driven by administrative issues related to reimbursement associated with the new molecular diagnostic code system established by the Centers for Medicare and Medicaid Services (“CMS”) on January 1, 2013.  A number of our lab customers have experienced Medicare fee schedule reductions, delays in pricing and implementation of key molecular codes, denials of coverage for existing tests and delays in payment for tests performed by some payers after implementation of recently adopted pathology codes, all of which are resulting in lower than anticipated testing volumes for our customers and as a result decreased assay revenues for our ARP segment.  Our lab customers are exerting efforts towards resolution, but the deceleration could continue to impact our sales, margins and cash flows until resolution.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past three years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the third quarter of 2010 through the third quarter of 2013, we had quarterly bulk purchases ranging from $7.0 million to $16.1 million and representing between 75% and 88% of total consumable revenue.  We expect these fluctuations to continue as the ordering patterns of our largest bulk purchasing partners remain variable.  Even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales during the past several years.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	development of the next generation sample-to-answer platform for our MultiCode-RTx technology;

•	development of the next generation multiplex platform;

•
continued successful execution of our direct sales strategy, including the infrastructure necessary to support our sales force and decreasing reliance on our distributors. For the three months ended September 30, 2013, direct assay sales comprised 99% of total assay sales compared to 81% for the three months ended September 30, 2012;

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

Management believes there have been no significant changes during the quarter ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 10-K with the exception of the following addition:

Revenue from extended service agreements is deferred and recognized ratably over the term of the agreement. We may also be entitled to milestone payments that are contingent upon our achieving a predefined objective. We follow the milestone method of recognizing revenue from milestones and milestone payments and milestone payments are recorded as revenue in full upon achievement of the milestone. Revenues from royalties related to agreements with strategic partners are recognized when such amounts are reported to the Company; therefore, the underlying end user sales may be related to prior periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Selected consolidated financial data for the three months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2013	2012	Variance	Variance (%)
Revenue	$50,780	$50,047	$733	1%
Gross profit	$30,781	$35,045	(4,264)	(12)%
Gross profit margin percentage	61%	70%	(9)%	N/A
Operating expenses	$34,975	$31,678	3,297	10%
Income from operations	$(4,194)	$3,367	(7,561)	(225)%

Total revenue increased by 1% to $50.8 million for the three months ended September 30, 2013 from $50.0 million for the comparable period in 2012. The increase was primarily attributable to an increase in royalty revenue offset by a decrease in system sales in the third quarter of 2013 as compared to the prior year period.   While our customer base has expanded, the realized utilization per customer is not as high as planned primarily as a result of delays in pricing and implementation of key molecular codes and other items discussed in the Overview related to the the current reimbursement environment. The 17% increase in royalty revenue to $9.0 million for the three months ended September 30, 2013 from $7.7 million for the three months ended September 30, 2012 was as a result of continued menu expansion and increased utilization of our partners’ assays on our technology.   Total royalty bearing sales reported to us by our partners were approximately $115.0 million for the quarter ended September 30, 2013, compared with approximately $103.0 million for the quarter ended September 30, 2012. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Consumable sales remained relatively constant at $12.8 million for the three months ended September 30, 2013 compared to $12.9 million for the three months ended September 30, 2012. We expect fluctuations in consumable sales on an ongoing basis.  System revenue decreased by 11% for the third quarter of 2013 from the third quarter of 2012.  We sold 280 multiplexing analyzers in the third quarter of 2013, which included 135 of our MAGPIX systems, as compared to 271 multiplexing analyzers sold for the corresponding prior year period, which included 127 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 10,410 as of September 30, 2013.  Also included in third quarter of 2013 system revenue were sales of 3 automated punching systems compared to 22 in the prior year period, a decrease that was primarily the result of a decrease in the number of BSD600 systems sold during the third quarter of 2013.  Other revenue increased from $2.3 million in the three months ended September 30, 2012 to $3.0 million in the three months ended September 30, 2013 primarily as a result of development agreements with U.S. government agencies.

A breakdown of revenue for the three months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2013	2012	Variance	Variance (%)
System sales	$7,568	$8,550	$(982)	(11)%
Consumable sales	12,837	12,898	(61)	—%
Royalty revenue	8,996	7,690	1,306	17%
Assay revenue	16,115	16,439	(324)	(2)%
Service revenue	2,286	2,078	208	10%
Other revenue	2,978	2,392	586	24%
	$50,780	$50,047	$733	1%

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 53% (18%, 17%, 11% and 7%, respectively) of consolidated total revenue in the third quarter of 2013. For comparative purposes, the top four customers accounted for 56% (20%, 18%, 9% and 9%, respectively) of total revenue in the third quarter of 2012.

Gross profit margin percentage decreased to 61% for the third quarter of 2013 from 70% in the third quarter of 2012. The decrease in gross profit margin percentage is primarily due to the $2.2 million of impairment of inventory and other assets related to our restructuring plan focused on our Newborn Screening Group together with the mix of revenue components. Assay revenue decreased to $16.1 million, or 32% of total revenue, for the third quarter of 2013 from $16.4 million, or 33% of total revenue, for the quarter ended September 30, 2012.  The decrease in assay revenue is a result of decreased sales of our infectious disease assay products, primarily resulting from the light respiratory viral season in the current year, coupled with prior year distributor stocking orders.  Additionally, the contribution from sales of our highest margin Luminex Madison ("LMA") assays decreased as a percentage of total assay revenue from 46% in the third quarter of 2012 to 37% in the third quarter of 2013 due to a delay in timing of an order from our largest assay customer. The increase in government contract revenue and continued investment in our customer and technical support functions also contributed to the decline in our gross profit margin. We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality inherent in our assay revenue.  The increase in total operating expense dollars from $31.7 million, or 63% of revenue, to $35.0 million, or 70% of revenue, is primarily attributable to the Chapter 11 bankruptcy filing of Natural Molecular Testing Corporation ("NMTC") on October 21, 2013 and our full allowance against all related accounts receivable balances totaling $3.9 million reflected in our third quarter results, $2.1 million of restructuring charges and additional resources focused on our direct sales channels, offset by a decrease in incentive compensation based on current year financial performance. All NMTC receivable balances were related to sales prior to the June 2013 launch of the NMTC laboratory developed comprehensive Personalized Medicine Panel that is based on Luminex technology. See additional discussions by segment below.

We realized a gain of $5.4 million from the liquidation of our non-controlling, minority interest in a private company during the third quarter of 2013. This gain is included in other income, net on our consolidated statements of comprehensive income.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the three months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2013	2012	Variance	Variance (%)
Revenue	$33,335	$31,584	$1,751	6%
Gross profit	$21,223	$21,518	(295)	(1)%
Gross profit margin percentage	64%	68%	(4)%	N/A
Operating expenses	$11,930	$14,313	(2,383)	(17)%
Income from operations	$9,293	$7,205	2,088	29%

Revenue. Total revenue for our TSP segment increased by 6% to $33.3 million for the three months ended September 30, 2013 from $31.6 million for the comparable period in 2012. The increase resulted primarily from increases in royalty and service revenue.

Three customers accounted for 55% of total TSP segment revenue in the third quarter of 2013 (27%, 17% and 11%, respectively). For comparative purposes, the top three customers accounted for 57% of total TSP segment revenue (29%, 15% and 13%, respectively) in the third quarter of 2012.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the three months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2013	2012	Variance	Variance (%)
System sales	$7,455	$7,403	$52	1%
Consumable sales	12,819	12,734	85	1%
Royalty revenue	8,964	7,670	1,294	17%
Service revenue	2,159	1,937	222	11%
Other revenue	1,938	1,840	98	5%
	$33,335	$31,584	$1,751	6%

System and peripheral component sales increased by 1% to $7.5 million for the three months ended September 30, 2013 from $7.4 million for the comparable period of 2012.  The TSP segment sold all of the 280 total multiplexing analyzer sales, which included 135 MAGPIX systems, in the three months ended September 30, 2013 as compared to 263 of the 271 total multiplexing analyzers sales, which included 127 MAGPIX systems, in the same prior year period. The increase in system revenue is due to the differing mix of systems sold combined with the increase in the number of systems sold.  For the three months ended September 30, 2013, two of our partners accounted for 213 analyzers, or 76% of total TSP segment multiplexing analyzers sold for the period, compared to two of our partners accounting for 185 analyzers, or 70% of total TSP segment multiplexing analyzers sold for the three months ended September 30, 2012.

Consumable sales, comprised of microspheres and sheath fluid, remained constant at $12.8 million and $12.7 million for the three months ended September 30, 2013 and September 30, 2012, respectively.  During the three months ended September 30, 2013, we had 22 bulk purchases of consumables totaling approximately $10.7 million (84% of total TSP segment consumable revenue), ranging from $0.1 million to $4.2 million, as compared with 22 bulk purchases of consumables totaling approximately $10.6 million (83% of total TSP segment consumable revenue) in the three months ended September 30, 2012. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter.  We expect fluctuations in consumable sales as the ordering pattern of our largest bulk purchasing partner varies due to its efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $10.2 million, or 79% of total TSP segment consumable sales, for the three months ended September 30, 2013 compared to $9.2 million, or 72% of total TSP consumable sales, for the prior year period.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 17% to $9.0 million for the three months ended September 30, 2013 compared with $7.7 million for the three months ended September 30, 2012. The increase in TSP segment royalty revenue was driven primarily by an increase in base royalties of $1.8 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology partially offset by a decrease in minimum royalty payments and royalty audit findings of approximately $0.5 million. Total TSP segment royalty bearing sales reported to us by our partners were approximately $114.0 million for the quarter ended September 30, 2013, compared with approximately $102.0 million for the quarter ended September 30, 2012. Our partners' end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners, as well as fluctuations in the royalties themselves. For the three months ended September 30, 2013, we had 39 commercial partners submitting royalties as compared to 37 for the three months ended September 30, 2012. One of our partners reported royalties totaling approximately $4.0 million, or 45% of total TSP segment royalties, for the quarter ended September 30, 2013 compared to $3.0 million, or 39% of total TSP segment royalties, for the quarter ended September 30, 2012. Two other customers reported royalties totaling approximately $2.2 million, or 25% of total TSP royalty revenue (14% and 11%, respectively), for the quarter ended September 30, 2013.  For comparative purposes, these same two customers accounted for approximately $2.4 million, or 31% of total TSP royalty revenue (17% and 14%, respectively), in the third quarter of 2012.  No other customer accounted for more than 10% of total TSP segment royalty revenue for the quarter ended September 30, 2013.  Royalty revenues were comprised of 69% from diagnostic partners and 31% from life science research partners.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 11% to $2.2 million for the second quarter of 2013 from $1.9 million for the second quarter of 2012. This increase is attributable to increased penetration of the expanded installed base.  At September 30, 2013 and 2012, we had 1,506 and 1,409 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees, and grant revenue, increased by 5% to $1.9 million for the three months ended September 30, 2013 from $1.8 million for the three months ended September 30, 2012.

Gross profit margin. The gross profit margin for the TSP segment decreased to 64% for the three months ended September 30, 2013 compared to 68% for the three months ended September 30, 2012.  The decrease in gross profit margin was primarily attributable to the mix in system sales and increases in the fixed cost components of our manufacturing and service activities.

Research and development expense. Research and development expenses for the TSP segment decreased to $2.7 million, or 8% of TSP segment revenue, for the three months ended September 30, 2013 compared to $4.0 million, or 13% of TSP segment revenue, for the comparable period in 2012. The focus of our TSP segment research and development activities on continued refinement of our systems, software and reagents to meet the evolving needs of the marketplace remains consistent with the prior year. Some resources previously focused on TSP segment pipeline activities have been prioritized towards development activities within our ARP segment.

Reclasses. The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclasses include $3.0 million of TSP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment selling, general and administrative expenses for the three months ended September 30, 2012.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment decreased to $9.2 million, or 28% of TSP segment revenue, for the three months ended September 30, 2013 from $10.3 million, or 33% of TSP segment revenue, for the comparable period in 2012. The decrease is primarily the result of a decrease in incentive compensation based on current year financial performance. TSP segment selling, general and administrative employees and contract employees increased to 162 at September 30, 2013 from 150 at September 30, 2012.

Assays and Related Products Segment

Selected financial data for our ARP segment for the three months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2013	2012	Variance	Variance (%)
Revenue	$17,445	$18,463	$(1,018)	(6)%
Gross profit	$9,558	$13,527	(3,969)	(29)%
Gross profit margin percentage	55%	73%	(18)%	N/A
Operating expenses	$23,045	$17,365	5,680	33%
Loss from operations	$(13,487)	$(3,838)	(9,649)	(251)%

A breakdown of revenue in the ARP segment for the three months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2013	2012	Variance	Variance (%)
System sales	$113	$1,147	$(1,034)	(90)%
Consumable sales	18	164	(146)	(89)%
Royalty revenue	32	20	12	60%
Assay revenue	16,115	16,439	(324)	(2)%
Service revenue	127	141	(14)	(10)%
Other revenue	1,040	552	488	88%
	$17,445	$18,463	$(1,018)	(6)%

Revenue. Total revenue for our ARP segment decreased by 6% to $17.4 million for the three months ended September 30, 2013 from $18.5 million for the comparable period in 2012. The decrease in ARP segment revenue is predominantly attributable to a decrease in system sales and assay revenue. As anticipated, our direct sales model has resulted in the placement of reagent rental multiplexing analyzer systems in lieu of multiplexing analyzer system sales to distributors. The decrease in assay revenue is a result of decreased sales of our infectious disease assay products, primarily resulting from the light respiratory viral season in the current year, coupled with prior year distributor stocking orders, offset by an increase in other revenue from development agreements with U.S. government agencies. Our assay products are currently divided into two distinct categories: infectious disease testing and genetic testing, which represented 64% and 36%, respectively, of total assay revenue in the third quarter of 2013 as compared to 65% and 35%, respectively, in the third quarter of 2012. The top two customers, by revenue, accounted for 52% of total ARP segment revenue (47% and 5%, respectively) for the three months ended September 30, 2013 compared to the top three customers, which represented 63% (29%, 24% and 10%, respectively) for the three months ended September 30, 2012. No other customer accounted for more than 10% of total ARP segment revenue during those periods.

For the three months ended September 30, 2013, direct assay sales comprised 99% of total assay sales compared to 81% for the three months ended September 30, 2012.  In 2013, we are focusing more resources on our direct sales channels resulting in less reliance on distributors. During the three months ended September 30, 2013, our ARP segment sold no multiplexing analyzers and 3 automated punching systems, compared to eight multiplexing analyzers and 22 automated punching systems during the three months ended September 30, 2012. Other revenue includes revenue from development agreements with Merck and U.S. government agencies, shipping revenue and training revenue.

Gross profit margin. The gross profit margin for the ARP segment decreased to 55% for the three months ended September 30, 2013 from 73% for the three months ended September 30, 2012. Gross profit for the ARP segment decreased to $9.6 million for the three months ended September 30, 2013 compared to $13.5 million for the comparable period in 2012. The decrease in gross profit margin was primarily attributable to the $2.2 million of impairment of inventory and other assets related to our restructuring plan focused on our Newborn Screening Group, decreased contribution from sales of our highest margin LMA assays as a percentage of total assay revenue from 46% in the third quarter of 2012 to 37% in the third quarter of 2013 primarily attributable to a delay in timing of an order from our largest assay customer, increased contribution from our lower margin revenue from development agreements with U.S. government agencies and continued investment in our customer and technical support functions.

Research and development expense. Research and development expense for our ARP segment was $7.6 million, or 44% of ARP segment revenue, and $7.2 million, or 39% of ARP segment revenue, for the three months ended September 30, 2013 and 2012, respectively. The increase in ARP segment research and development expense was primarily the result of the development of our next generation sample-to-answer platform for our MultiCode-RTx technology. The focus of our ARP segment research and development activities on continued development of our pipeline products and technologies remains constant with the prior year. Research and development employees and contract employees of the ARP segment increased to 156 at September 30, 2013 from 126 at September 30, 2012 as some resources previously focused on TSP segment pipeline activities have been prioritized towards development activities within our ARP segment.

Reclasses. The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclasses include $0.5 million of ARP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment research and development expenses for the three months ended September 30, 2012 and $3.0 million of TSP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment selling, general and administrative expenses for the three months ended September 30, 2012.

Selling, general and administrative expense. Selling, general and administrative expense, including the amortization of acquired intangibles, for the ARP segment were $13.3 million, or 76% of ARP segment revenue, for the three months ended September 30, 2013 compared to $10.2 million, or 55% of ARP segment revenue, for the three months ended September 30, 2012.  The increase in selling, general, and administrative expenses is primarily attributable to the Chapter 11 bankruptcy filing of NMTC on October 21, 2013 and our full allowance against all related accounts receivable balances totaling $3.9 million reflected in our third quarter results. Additionally, the increase is the result of additional infrastructure and personnel focused on our direct sales channels, which is the main driver of the increase in ARP segment selling, general and administrative employees from 90 at September 30, 2012 to 117 at September 30, 2013, offset slightly by a decrease in incentive compensation based on current year financial performance.

Restructuring costs. We recorded total pre-tax restructuring charges of $4.3 million in the third quarter of 2013. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $2.2 million, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash impairment of intangible assets, property and equipment together with certain employee separation costs, $2.1 million, was recorded to restructuring costs in our ARP segment operating expenses. As a result of the organizational change, the Company eliminated approximately 5% of its workforce.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Selected consolidated financial data for the nine months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012	Variance	Variance (%)
Revenue	$158,267	$147,047	$11,220	8%
Gross profit	$106,795	$103,217	3,578	3%
Gross profit margin percentage	67%	70%	(3)%	N/A
Operating expenses	$107,500	$87,756	19,744	22%
Income from operations	$(705)	$15,461	(16,166)	(105)%

Total revenue increased by 8% to $158.3 million for the nine months ended September 30, 2013 from $147.0 million for the comparable period in 2012. The increase was primarily attributable to an increase in assay revenue, royalty revenue and other revenue, partially offset by a decrease in system sales in the first nine months of 2013 as compared to the prior year period.  The increase in assay revenue of $4.9 million was driven by growth in the sales of both of our primary assay portfolios, infectious disease and genetic testing assay products.  Royalty revenue increased 17% to $27.7 million for the nine months ended September 30, 2013 compared to $23.6 million for the nine months ended September 30, 2012.  The increase in royalty revenue was driven primarily by an increase in base royalties of $4.0 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. Additionally, royalty revenue generated from minimum royalty payments and royalty audit findings was flat compared to the prior year period. Total royalty bearing sales reported to us by our partners were approximately $335.0 million for the nine months ended September 30, 2013, compared with approximately $302.0 million for the nine months ended September 30, 2012. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. System revenue decreased from $23.9 million in the first nine months of 2012 to $21.8 million in the first nine months of 2013.  We sold 751 multiplexing analyzers in the first three quarters of 2013, which included 333 of our MAGPIX systems as compared to 755 multiplexing analyzers sold for the corresponding prior year period, which included 349 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 10,410 as of September 30, 2013.  Also included in system revenue for the nine months ended September 30, 2013 were sales of 33 automated punching systems compared to 53 in the nine months ended September 30, 2012.

A breakdown of revenue for the nine months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012	Variance	Variance (%)
System sales	21,772	$23,934	$(2,162)	(9)%
Consumable sales	36,484	35,600	884	2%
Royalty revenue	27,683	23,647	4,036	17%
Assay revenue	56,138	51,246	4,892	10%
Service revenue	6,631	5,972	659	11%
Other revenue	9,559	6,648	2,911	44%
	$158,267	$147,047	$11,220	8%

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 51% (18%, 17%, 9% and 7%, respectively) of consolidated total revenue in the nine months ended September 30, 2013. For comparative purposes, these same four customers accounted for 59% (19%, 23%, 9% and 8%, respectively) of total revenue in the nine months ended September 30, 2012.

Gross profit margin percentage for the nine months ended September 30, 2013 decreased to 67% from 70% for the comparable period in 2012.  The decrease in gross profit margin percentage is primarily due to the $2.2 million of impairment of inventory and other assets related to our restructuring plan focused on our Newborn Screening Group together with the mix of revenue components, including a $1 million milestone payment attributable to our development agreement with Merck.  Assay revenue increased to $56.1 million for the nine months ended September 30, 2013 from $51.2 million in the prior year but remained consistent at 35% of total revenue. Additionally, the contribution from sales of our highest margin LMA assays decreased as a percentage of total assay revenue from 44% in the first three quarters of 2012 to 43% in the first three quarters of 2013. The increase in total operating expense from $87.8 million, or 60% of revenue, for the nine months ended September 30, 2012 to $107.5 million, or 68% of revenue, for the nine months ended September 30, 2013 is primarily attributable to $7.0 million related to the termination of our molecular diagnostics distribution agreements effective as of the first quarter of 2013, increased research and development expense associated (i) with the development of a new version of our multiplex PCR technology and (ii) with our sample-to-answer instrumentation and assays, as well as additional resources focused on our direct sales channels in the first nine months of 2013. We anticipate continued fluctuation in gross profit margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality inherent in our assay revenue. See additional discussions by segment below.

We realized a gain of $5.4 million from the liquidation of our non-controlling, minority interest in a private company during the nine months ended September 30, 2013. This gain is included in other income, net on our consolidated statements of comprehensive income.

Income tax expense decreased to $4.0 million for the nine months ended September 30, 2013 from $7.3 million for the nine months ended September 30, 2012.  Our effective tax rate for the nine months ended September 30, 2013 was 67% compared to 47% for the nine months ended September 30, 2012.  The effective tax rate in the first nine months of 2013 is a function of the distribution of taxable income and losses across our operating jurisdictions. Additionally, notwithstanding a significant portion of taxable income attributable to the U.S., the proportion of taxable losses in jurisdictions for which no income tax benefit is recognized has increased, which includes the $7.0 million of expense related to finalizing the termination of our molecular diagnostics distribution agreements in the first quarter of 2013.  Our foreign earnings are generally taxed at lower rates than in the United States.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the nine months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012	Variance	Variance (%)
Revenue	$96,352	$91,358	$4,994	5%
Gross profit	$63,293	$62,984	309	—%
Gross profit margin percentage	66%	69%	(3)%	N/A
Operating expenses	$39,925	$41,259	(1,334)	(3)%
Income from operations	$23,368	$21,725	1,643	8%

Revenue. Total revenue for our TSP segment increased by 5% to $96.4 million for the nine months ended September 30, 2013 from $91.4 million for the comparable period in 2012. The increase in revenue was primarily attributable to an increase in royalty revenue of $4.2 million.

Three customers accounted for 54% of total TSP segment revenue in the nine months ended September 30, 2013 (27%, 16% and 11%, respectively). For comparative purposes, these same three customers accounted for 54% of total TSP segment revenue (27%, 14% and 13%, respectively) in the nine months ended September 30, 2012.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the nine months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012	Variance	Variance (%)
System sales	20,631	$21,441	$(810)	(4)%
Consumable sales	36,304	35,298	1,006	3%
Royalty revenue	27,580	23,374	4,206	18%
Service revenue	6,169	5,553	616	11%
Other revenue	5,668	5,692	(24)	—%
	$96,352	$91,358	$4,994	5%

System and peripheral component sales decreased by 4% to $20.6 million for the nine months ended September 30, 2013 from $21.4 million for the comparable period of 2012.  The TSP segment sold 749 of the 784 total multiplexing analyzer sales, which includes 333 MAGPIX systems, in the nine months ended September 30, 2013 as compared to 738 multiplexing analyzers, which included 349 MAGPIX systems, in the same prior year period. Notwithstanding the increase in total multiplexing analyzers sold, the decrease in system revenue is the result of an increase in the percentage of systems sold to our strategic partners at a lower average selling price versus those sold to distributors and non-diagnostic end user customers as compared with the prior year. For the nine months ended September 30, 2013, two of our partners accounted for 540 analyzers, or 72% of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 647 analyzers, or 86% of total TSP segment systems sold in the nine months ended September 30, 2013. For the nine months ended September 30, 2012, two of our partners accounted for 500 analyzers, or 68% of total TSP segment multiplexing analyzers sold for the period.  The top five partners accounted for 610 analyzers, or 83%, of total TSP segment systems sold in the nine months ended September 30, 2012.

Consumable sales increased 3% to $36.3 million for the nine months ended September 30, 2013 from $35.3 million for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, we had 57 bulk purchases of consumables totaling approximately $29.2 million (81% of total TSP segment consumable revenue), ranging from $0.1 million to $4.3 million, as compared with 54 bulk purchases totaling approximately $28.4 million (80% of total TSP segment consumable revenue), ranging from $0.1 million to $5.7 million in the nine months ended September 30, 2012.  The increase in consumable revenue was primarily attributable to increased direct customer purchases of $0.6 million as well as volume increases totaling $0.4 million from our partners.  We expect fluctuations in consumable revenue to continue as the ordering pattern of our largest bulk purchasing partner varies due to its efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $28.9 million, or 80% of total TSP segment consumable sales, for the nine months ended September 30, 2013 compared to $26.1 million, or 74% of total TSP segment consumable sales, for the prior year period.

Royalty revenue increased by 18% to $27.6 million for the nine months ended September 30, 2013 compared with $23.4 million for the nine months ended September 30, 2012.  The increase in royalty revenue was driven primarily by an increase in base royalties of $4.2 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. Additionally, royalty revenue generated from minimum royalty payments and royalty audit findings was flat compared to the prior year period. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the nine months ended September 30, 2013 we had 51 commercial partners submitting royalties, as compared to 44 for the prior year period. One of our partners reported royalties totaling approximately $11.3 million, or 41% of total TSP segment royalties, for the nine months ended September 30, 2013, compared to $9.2 million, or 40% of total TSP segment royalties for the nine months ended September 30, 2012. Two other partners reported royalties totaling approximately $6.3 million, or 23% of total TSP segment royalty revenue (13% and 10%, respectively), for the nine months ended September 30, 2013.  No other customer accounted for more than 10% of total TSP segment royalty revenue for the nine months ended September 30, 2013.  For comparative purposes, these same two partners accounted for approximately $6.0 million, or 26% of total TSP segment royalty revenue (13% and 13%, respectively), of total TSP segment royalty revenue, for the nine months ended September 30, 2012.  Royalty revenues in the first three quarters of 2013 were comprised of 70% from diagnostic partners and 30% from life science research partners.  Total TSP segment royalty bearing sales reported to us by our partners were approximately $333 million for the nine months ended September 30, 2013, compared with approximately $298 million for the nine months ended September 30, 2012.

Service revenue increased by 11% to $6.2 million for the nine months ended September 30, 2013 from $5.6 million for the nine months ended September 30, 2012. This increase is attributable to increased penetration of the expanded installed base.  At September 30, 2013 and 2012, we had 1,506 and 1,409 Luminex systems, respectively, covered under extended service agreements.

Gross profit margin. The gross profit margin percentage for the TSP segment decreased to 66% for the nine months ended September 30, 2013 compared to 69% for the nine months ended September 30, 2012.   The decrease in gross profit margin percentage was primarily the result of mix in systems sales and modest increases in the fixed cost components of our consumables and our manufacturing and service activities.

Research and development expense. Research and development expense for the TSP segment decreased to $9.4 million, or 10% of TSP segment revenue, for the nine months ended September 30, 2013 compared to $11.4 million, or 12% of TSP segment revenue, for the comparable period in 2012.  The focus of our TSP segment research and development activities, on continued refinement of our systems, software and reagents to meet the evolving needs of the marketplace including the addition of more automated solutions for assay performance, remains consistent with the prior year period. Some resources previously focused on TSP segment pipeline activities have been prioritized towards development activities within our ARP segment.

Reclasses. The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclasses include $8.9 million of TSP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment selling, general and administrative expenses for the nine months ended September 30, 2012.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $30.5 million, or 32% of TSP segment revenue, for the nine months ended September 30, 2013 from $29.9 million, or 33% of TSP segment revenue, for the comparable period in 2012.  The increase in expense was primarily related to the addition of employees and the associated additional personnel costs, increased marketing services and rent, utility and depreciation expenses associated with expansion of our facilities, offset slightly by a decrease in incentive compensation based on current year financial performance. TSP segment selling, general and administrative employees and contract employees increased to 162 at September 30, 2013 from 150 at September 30, 2012.

Assays and Related Products Segment

Selected financial data for our ARP segment for the nine months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012	Variance	Variance (%)
Revenue	$61,915	$55,689	$6,226	11%
Gross profit	$43,502	$40,233	3,269	8%
Gross profit margin percentage	70%	72%	(2)%	N/A
Operating expenses	$67,575	$46,497	21,078	45%
Loss from operations	$(24,073)	$(6,264)	(17,809)	(284)%

A breakdown of revenue in the ARP segment for the nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012	Variance	Variance (%)
System sales	1,141	$2,493	$(1,352)	(54)%
Consumable sales	180	302	(122)	(40)%
Royalty revenue	103	273	(170)	(62)%
Assay revenue	56,138	51,246	4,892	10%
Service revenue	462	419	43	10%
Other revenue	3,891	956	2,935	307%
	$61,915	$55,689	$6,226	11%

Revenue. Total revenue for our ARP segment increased 11% to $61.9 million for the nine months ended September 30, 2013 from $55.7 million for the comparable period in 2012. The increase was primarily attributable to an increase in assay revenue and other revenue offset slightly by a decrease in system sales.  The increase in assay revenue of $4.9 million was driven by growth in the sales of both of our primary assay portfolios, infectious disease and genetic testing assay products, which represented 65% and 35%, respectively, of total assay revenue in the first nine months of 2013 as compared to 67% and 33% in the first nine months of 2012, respectively. The growth in other revenue was driven by our development agreements with Merck and U.S. government agencies. The top two customers, by revenue, accounted for 52% of total ARP segment revenue (45% and 7%, respectively) for the nine months ended September 30, 2013 compared to 66% (50% and 16%, respectively) for the nine months ended September 30, 2012. No other customer accounted for more than 10% of total ARP segment revenue during those periods. For the nine months ended September 30, 2013, direct assay sales comprised 96% of total assay sales compared to 77% for the nine months ended September 30, 2012.  In 2013, we are focusing more resources on our direct sales channels resulting in less reliance on our distributors. During the nine months ended September 30, 2013, our ARP segment sold two multiplexing analyzers and 33 automated punching systems compared to 17 multiplexing analyzers and 53 automated punching systems during the nine months ended September 30, 2012. We anticipate that our increased focus on direct sales will drive the placement of reagent rental multiplexing analyzer systems in lieu of multiplexing analyzer system sales to distributors. Other revenue includes revenue from our development agreements with Merck and U.S. government agencies, shipping revenue and training revenue.

Gross profit. The gross profit margin percentage for the ARP segment decreased to 70% for the nine months ended September 30, 2013 from 72% for the nine months ended September 30, 2012. Gross profit for the ARP segment increased to $43.5 million for the nine months ended September 30, 2013, as compared to $40.2 million for the nine months ended September 30, 2012.  The decrease in gross profit margin percentage was primarily due to the $2.2 million of impairment of inventory and other assets related to our restructuring plan focused on our Newborn Screening Group, partially offset by a milestone payment attributable to our development agreement with Merck.

Research and development expense. Research and development expenses for our ARP segment were $25.4 million, or 41% of ARP segment revenue, and $20.1 million, or 36% of ARP segment revenue, for the nine months ended September 30, 2013 and 2012, respectively. The increase in ARP segment research and development expenses was primarily the result of the development of our next generation sample-to-answer platform for our MultiCode-RTx technology. The focus of our ARP segment research and development activities on continued development of our pipeline products and technologies remains consistent with the prior year. Research and development employees and contract employees of the ARP segment increased to 156 at September 30, 2013 from 126 at September 30, 2012.

Reclasses. The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclassifications include $1.7 million of ARP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment research and development expenses for the nine months ended September 30, 2012 and $8.9 million of TSP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment selling, general and administrative expenses for the nine months ended September 30, 2012.

Selling, general and administrative expense. Selling, general and administrative expenses, including the amortization of acquired intangibles, for the ARP segment were $40.0 million, or 65% of ARP segment revenue, for the nine months ended September 30, 2013 compared to $26.4 million, or 47% of ARP segment revenue, for the nine months ended September 30, 2012.  The increase in selling, general, and administrative expenses is primarily due to finalization of the termination of our molecular diagnostics distribution agreements and the related expense of $7.0 million, increased allowance for bad debts related to aging receivables from our customers who are experiencing administrative issues related to the reimbursement of molecular assays and additional infrastructure and personnel focused on our direct sales channels, offset slightly by a decrease in incentive compensation based on current year financial performance. The direct sales channels are the main driver of the increase in ARP segment selling, general and administrative employees from 90 at September 30, 2012 to 117 at September 30, 2013.

Restructuring costs. We recorded total pre-tax restructuring charges of $4.3 million in the nine months ended September 30, 2013. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $2.2 million, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash impairment of intangible assets, fixed assets and certain employee separation costs, $2.1 million, was recorded to restructuring costs in our ARP segment operating expenses. As a result of the organizational change, the Company eliminated approximately 5% of its workforce.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$57,169	$42,789
Short-term investments	5,497	13,607
Long-term investments	—	3,000
	$62,666	$59,396

At September 30, 2013, we held cash and cash equivalents, short-term investments, and long-term investments of $62.7 million and had working capital of $103.3 million. At December 31, 2012, we held cash and cash equivalents, short-term investments, and long-term investments of $59.4 million and had working capital of $101.0 million.  The increase in cash and cash equivalents, short-term investments, and long-term investments in the nine months ended September 30, 2013 is primarily attributable to $17.5 million in net operating cash flow, proceeds of $9.5 million from the sale of our investment in a private company and proceeds from employee stock plans and issuances of common stock of $7.9 million offset by stock repurchases of $14.3 million (at an average cost of $17.07 per share) and capital expenditures of $15.1 million. The $17.5 million in net operating cash flow includes the $7.0 million payment related to the termination of our molecular diagnostics distribution agreements.

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

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2013.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) signing of partnership agreements which include significant up front license fees; (iv) our stock repurchase program from time to time; (v) higher than anticipated contingent earn-out payments related to our acquisition of GenturaDx and (vi) entering into strategic investment or acquisition agreements requiring significant cash consideration.  See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2012 10-K and our other filings with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at September 30, 2013 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of September 30, 2013, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $132,000 on foreign currency denominated asset and liability balances as of September 30, 2013. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction gain of $15,000 was included in determining our consolidated results for the quarter ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 30, 2012 Abbott Laboratories, Inc. ("Abbott") was named as a defendant in the complaint filed by ENZO Life Sciences, Inc. ("ENZO") in U.S. District Court in Delaware for alleged infringement of its US Patent 7,064,197 as a result of Abbott's distribution of Luminex's xTAG Respiratory Viral Panel.  Luminex and Abbott have entered into an agreement requiring Luminex to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of Luminex's Respiratory Viral Panel. The complaint seeks unspecified monetary damages and injunctive relief.  Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, Luminex intervened in the lawsuit. On January 2, 2013 ENZO filed additional claims against Luminex, alleging infringement of US Patent 7,064,197 resulting from Luminex's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of US Patent 8,097,405 resulting from Luminex's sale of Multicode products.  Luminex filed an answer to ENZO's additional claims on January 28, 2013.  On October 2, 2013 ENZO filed additional claims against Luminex, alleging infringement of U.S. Patent 6,992,180 resulting from Luminex’s sale of Multicode products.  Luminex filed an answer to ENZO’s additional claims on October 21, 2013. A trial date has not been set. The parties to the lawsuit have engaged in the discovery process.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the third quarter of 2013 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/13 - 7/31/13	5,375	$21.60	—	$1,091,889
8/1/13 - 8/31/13	674	20.88	—	1,091,889
9/1/13 - 9/30/13	311	20.23	—	1,091,889
Total Third Quarter	6,360	$21.46	—	$1,091,889
(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.
(2) On February 20, 2013, the Board of Directors authorized the repurchase of common stock up to the lesser of $22.5 million worth, or 900,000 shares, of Luminex outstanding common stock. This stock repurchase program was canceled on October 8, 2013 as a result of satisfying the 2013 objectives.

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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2013

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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.