Form 10-K
period 2013-12-31
LUMINEX CORP
filed 2014-02-26
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________

FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended	December 31, 2013	or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]   No [X]

Based on the closing sale price of common stock on The NASDAQ Global Select Market on June 28, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $769,750,174 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates.”

There were 41,975,783 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on February 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Safe Harbor Cautionary Statement

This annual report on Form 10-K contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, restructuring, impact of the reimbursement landscape, new products including ARIES® , assay sales, projected consumables sales patterns or bulk purchases, budgets, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and acquisition integration and the expected benefit of our acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•	risks and uncertainties relating to market demand and acceptance of our products and technology;

•	the uncertainty relating to increased focus on direct sales to the end user;

•	dependence on strategic partners for development, commercialization and distribution of products;

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

___________________

Luminex®, xMAP®, xTAG®, Luminex® 100/200™, Luminex® XYP™, Luminex® SD™, FLEXMAP 3D®, MicroPlex®, MAGPIX®, MagPlex®, SeroMAP™, xPONENT®, FlexmiR®, NeoPlex4™, LumAvidin®, MultiCode®, EraGen® and ARIES® are trademarks of Luminex Corporation.  This report also refers to trademarks, service marks and trade names of other organizations.

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

The TSP segment has been built around strategic partnerships. As of December 31, 2013, we had 58 strategic partners, 48 of which have developed reagent-based products utilizing our technology. Luminex and these partners have sold approximately 10,737 xMAP-based instruments in laboratories worldwide as of December 31, 2013. We license our xMAP technology to our partners, who then develop products that incorporate the xMAP technology into products that they sell to end users. We also develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. When our partners sell xMAP-based reagent consumable products or xMAP-based testing services, which run on the xMAP instrumentation, to end users, such as testing laboratories, we obtain a royalty on the sales from the partner.

The ARP segment is primarily involved in the development and sale of assays utilizing xMAP and xTAG® technology on our installed base of systems along with our MultiCode technology.  The ARP segment utilizes a direct sales model, designed to take advantage of our increasing installed base of xMAP-based instrumentation.  The ARP segment is primarily focused on multiplexed applications for the human molecular clinical diagnostics market. Our ARP segment products are currently focused on three segments of the molecular diagnostic testing market: human genetics, personalized medicine and infectious disease. We have established our position in the marketplace through our regulatory compliant manufacturing processes, product development competencies and U.S. Food and Drug Administration (FDA) compliant manufacturing capabilities.

We have established a position in several segments of the life sciences industry by developing and delivering products that meet customer needs in specific market segments, including multiplexing, accuracy, precision, sensitivity, specificity, reduction of labor and ability to test for proteins and nucleic acids. These needs are addressed by our proprietary technology, which allows the end user in a laboratory to perform biological testing in a multiplexed format. Multiplexing allows for many different laboratory results to be generated from one sample at one time. This is important because our end user customers and partners, which include laboratory professionals performing research and clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology such as xMAP, the laboratory professional had to perform one test per sample in a sequential manner, and if additional testing was required on a sample, a second procedure would be performed to generate the second result, and so on until all the necessary tests were performed. By using xMAP technology, these end users have the opportunity to become more efficient by generating multiple simultaneous results per sample. We believe that this technology may also offer advantages in other industries, such as in food safety/animal health, newborn screening and bio-defense/bio-threat markets. Using the products Luminex has available today, up to 500 simultaneous analyte results can be generated from a single sample.

Luminex was incorporated under the laws of the State of Texas in May 1995 and reincorporated in the State of Delaware in February 2000.

Recent Events

Restructuring

In August 2013, the Company announced a restructuring plan focused on its ARP segment's Newborn Screening Group and its Brisbane, Australia office where automated punching systems are designed and manufactured. The Company is exploring strategic alternatives for these assets, including a potential sale or abandonment. The Company has reviewed the requirements for held-for-sale and discontinued operations presentation and has determined that this business did not qualify for this presentation at December 31, 2013. The Company will continue selling its automated punching systems while it explores strategic alternatives for this business.

Available Information

Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “LMNX.”  Our principal executive offices are located at 12212 Technology Blvd., Austin, Texas 78727, and our telephone number is (512) 219-8020.   Our website address is www.luminexcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC.  Information contained or accessible on our website is not incorporated by reference into this report and such information should not be considered to be part of this report except as expressly incorporated herein.  The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s website at www.sec.govU.  The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Questions regarding the public reference room may be directed to the SEC at 1-800-732-0330.

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

The table below briefly describes the key bioassay technologies in the life sciences industry:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED

BioChips/Microarrays	High-density arrays of DNA fragments or proteins attached to a flat glass or silicon surface	Biomedical research and clinical diagnostics
Sequencing	Instruments which “read” the nucleotide sequence of DNA or ribonucleic acid (RNA) by a variety of methods including Next Generation Sequencing methods	Biomedical research and clinical diagnostics
Automated Immunoassays	Automated test tube-based instruments used for detecting antibodies, proteins and other analytes	Clinical diagnostics
Gels and blots	Physical separation of molecules or analytes for visualization	Biomedical research and clinical diagnostics
PCR methods	Tests which use PCR technology to test DNA and RNA	Nucleic acid testing in clinical diagnostics and biomedical research
Microfluidics chips	Miniaturized liquid handling system on a chip	Biomedical research and clinical diagnostics
Microtiter-plate based assays	Plastic trays with discrete wells in which different types of assays are performed, usually Enzyme-Linked Immuno-Sorbent Assay (ELISA) tests	Drug discovery, clinical diagnostics and biomedical research
Genotyping technologies	DNA primers or probes designed to identify small differences between DNA targets	Drug discovery, clinical diagnostics and biomedical research
Gene expression technologies	DNA primers or probes designed to measure the degree of transcriptional activity of a specific gene, indicating how active the cells are in making the protein encoded by that gene	Drug discovery, clinical diagnostics and biomedical research

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

We have a full range of instruments in our xMAP line. Our LX200 system offers 100-plex testing. Our FLEXMAP 3D® system is our high-throughput, 500-plex testing system and our MAGPIX® system provides 50-plex testing at a lower cost using imaging rather than flow cytometry.

Our xTAG and MultiCode Technologies

Our xTAG technology, developed by the ARP segment, consists of several components including multiplexed PCR or target identification primers, DNA Tags, xMAP microspheres and data analysis software.  xTAG technology permits the development of molecular diagnostic assays for clinical use by hospital and reference laboratories.  xTAG technology has been applied, in particular, to human genetic assays, pharmacogenetic assays and infectious disease assays.

In June 2011, we acquired EraGen Biosciences, Inc., now referred to as Luminex Madison (LMA), which provided us with access to a highly complementary portfolio of molecular diagnostic assays based on an innovative and proprietary technology platform called MultiCode. This unique assay chemistry is a flexible platform for both real-time PCR and multiplex PCR-based applications. Our MultiCode technology is powered by a base pair (man made nucleotide pair isoC:isoG in addition to the A:T and G:C nucleotide pairs found in nature) that does not exist in nature, but can be combined with natural base pairs, and incorporated into a wide range of molecular diagnostic applications. The MultiCode base pair is recognized by naturally occurring enzymes and can be used for the specific placement of reporter molecules and to increase the molecular recognition capabilities of hybridization-based assays. The MultiCode base pair enables solutions to complex molecular challenges that were previously not possible with natural nucleic acid alone.

We have multiple assay development activities ongoing in the ARP segment. The ARP segment has assay development programs focused in the areas of human genetics, pharmacogenetics, infectious disease, custom gene expression assays, agricultural testing and bio-threat.  In 2014, we have plans to submit certain assay products to regulatory authorities, including the FDA and foreign equivalents, for clearance in order to comply with established guidelines across the jurisdictions in which we participate.

Business Strategy

Our company’s focus continues to be the establishment of Luminex as an industry leader and our xMAP and MultiCode technologies as the industry standards for performing bioassays by transforming Luminex from a technology-based company to a market-driven, customer-focused company. To achieve this objective, we have implemented and are pursuing the following strategies:

•	Focus on key market segments

We have identified the following key market segments: (i) molecular infectious disease, (ii) genetic or inherited disease, (iii) pharmacogenetic testing, (iv) immunodiagnostics, (v) life sciences research, and (vi) bio-defense, or bio-threat testing. We will continue to employ a combination of both a partnership-driven business model and a product-driven business model focused on selected market segments and bioassay applications.

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

As of December 31, 2013, 48 of our 58 strategic partners have developed and commercialized xMAP based assay products and are submitting royalties.  We also have strategic partners who distribute Luminex products.  During 2013, the 48 strategic partners who have commercialized xMAP based assay products accounted for approximately 70% of our total revenue and all of our strategic partners represented approximately 74% of our total revenue. We intend to broaden and accelerate market acceptance of xMAP technology through development, marketing and distribution partnerships with leading companies in the life sciences markets. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base.  Furthermore, our partners’ investments in research and development for xMAP applications provide Luminex xMAP customers with more assay product options than any one company or Luminex could develop and commercialize individually.

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

Our research and development group is pursuing projects such as the development of consumables, automation, software and the expansion and enhancement of our multiplexing capabilities to advance our technologies and market acceptance. Along with these projects, we are focusing resources on improving the simplicity and ease of use of our mulitplex products through the development of a new version of our multiplex PCR technology. This new chemistry is expected enable customers to simplify the performance of multiplex assays with reduced labor and faster turnaround times. We recognize that the critical aspect of our current technology that we want to preserve for our larger customers is the ability to process anywhere from 1 to 96 patients in a single batch. This throughput flexibility and capacity is a critical aspect for tests like our xTAG Respiratory Viral Panel (RVP), in which seasonality and local outbreaks can cause testing volumes to surge unpredictably. We intend to offer the convenience of a one-step workflow with the throughput of a batch-based system. In addition, products using this new chemistry are expected to have the convenience of room temperature shipping and storage. We intend to release a next-generation respiratory panel and new multiplex tests offering these workflow advantages over the next several years.

In 2012, we completed the acquisition of privately-held GenturaDx, Inc. (GenturaDx), a molecular diagnostics company focused on making nucleic acid testing both affordable and practical for any laboratory. GenturaDx's sample-to-answer prototype instrument, when combined with our proprietary real-time PCR chemistry and a new menu of highly automated assays that we are developing, is expected to enable us to offer a differentiated, sample-to-answer solution.

We have used both the EraGen and GenturaDx acquisitions, as well as research and development, to expand the breadth of technology and solutions we offer our customers to meet their needs.  We have developed a full range of multiplexing instruments and consumables to cover a broad range of customer applications and budgets.  We have developed, and continue to improve, the xTAG multiplex PCR chemistry for our proprietary multiplex assays in areas such as human genetic testing, personalized medicine testing and infectious disease testing.  We have also acquired the MultiCode RTx real-time PCR technology for both quantitative and qualitative low-plex real-time assays.  We have acquired GenturaDx and its IDbox sample-to-answer platform, which is compatible with our MultiCode RTx technology, to provide our customers with molecular assays that are easy to implement. All of these technology solutions provide our customers with a breadth of innovative solutions to meet their many testing needs.

We are also collaborating with industry participants, biomedical research institutions and government entities to develop additional products. We also continuously consider other adjacent markets where our platform and assay offerings would be beneficial. We believe that our design, development and manufacturing capabilities and FDA compliance track record provide us a competitive advantage over our competitors, relating to the commercialization of both multiplex testing platforms and assay products.

•	Opportunistically pursue acquisitions that could accelerate these strategies

We have developed analytical tools and an evaluation template to assess potential acquisition targets to accelerate our business strategies in the key markets described above. This approach led to the acquisition of Tm Bioscience Corporation (Tm Bioscience), now referred to as Luminex Molecular Diagnostics (LMD) in 2007, the acquisition of LMA in 2011 and the acquisition of GenturaDx in 2012. We actively evaluate opportunities to enhance our capabilities or our access to targeted markets or technologies, or provide us other advantages in executing our business strategies in our key markets.

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

MAGPIX®. The MAGPIX system is a versatile multiplexing analyzer capable of performing qualitative and quantitative analysis of proteins and nucleic acids in a variety of sample matrices.  This system is Luminex’s newest instrument and can perform up to 50 tests in a single reaction volume, reducing sample input, reagents and labor while improving productivity.  MAGPIX is based on an innovative detection mechanism that uses LEDs and a charge-coupled device (CCD) imaging system, rather than the lasers and detection mechanisms used in our flow cytometry-based instruments.

Consumables

MicroPlex® Microspheres. Our xMAP systems use polystyrene microspheres that are approximately 5.6 microns in diameter. We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to 100 distinct color sets. Each microsphere can carry the reagents of an enzymatic, genetic or immunologic bioassay.

MagPlex® Microspheres.  These microspheres feature super-paramagnetic properties that make them ideal for running automated xMAP-based assays.  We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to 500 distinct color sets.  These microspheres can be moved or held in place by a magnetic field. Many automated systems utilize magnetic properties to automate the performance of the assay. Automating sample testing using MagPlex microspheres on a robotic sample preparation system decreases hands-on technician time, improves precision, and streamlines workflow.

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

ARP Segment

Assay Product Families

A product family consists of two or more assay products which are focused on similar or related markets.  Each assay consists of a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples.  As of February 24, 2014 the following product families are commercially available:

Respiratory Viral Family

This family of products includes RVP, as well as xTAG RVP FAST, a newer version of the original RVP assay.  These in vitro diagnostic (IVD) products enable our laboratory end users to identify the causative agent for respiratory infections, a major cause of illness and mortality globally, for their physicians and patients.

Gastrointestinal Pathogen Detection Family

The Gastrointestinal Pathogen Panel (GPP) family of products includes IVD assays as well as individual analyte specific reagents, which can be developed by Clinical Laboratory Improvement Amendments labs into laboratory developed tests.  These products enable laboratory end users to identify the pathogens causing infectious gastroenteritis, which is a major cause of morbidity and mortality globally.

MultiCode Assays and Products Family

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

Sales and Marketing

Our sales and marketing strategy is to expand the installed base and utilization of xMAP and MultiCode technologies.  We are focused on generating recurring revenues from the sale of Luminex-developed assays, microspheres and other consumables, as well as from royalties on bioassay kits and testing services developed or performed by others that use our technology. We have two key elements of our sales and marketing strategy: i) our dedication to marketing the assays developed by the ARP segment directly to end users and ii) our allegiance to Luminex’s historic strategic partner program with life sciences companies that develop applications or perform testing using our technology platforms and distribute our systems to their customers.

We continue to use strategic partners as the primary distribution channel for our systems, and we will continue to pursue new partnerships focusing on partners with market presence in our key segments described above.  Some of our strategic partners develop application-specific bioassay kits for use on our xMAP platform that they, in turn, sell to their customers thereby generating royalties for us. Certain strategic partners also perform testing services for third parties using our technology also resulting in royalties for us.  Other strategic partners buy our products, including xMAP Luminex systems and consumables, or xTAG test kits, and then resell those products to their customers. As of December 31, 2013, we had 58 strategic partners, compared to approximately 55 strategic partners as of December 31, 2012.  On a regular basis, we update our strategic partner listing to reflect results of partner consolidations due to mergers and acquisitions, commercial sales inactivity, as well as termination or expiration of existing non-performing partner agreements, which in 2013 did not account for material revenue. During 2013, 51 strategic partners with commercialized products utilizing the Luminex platform submitted royalties. As of December 31, 2013, 48 of these strategic partners with commercialized products remain, of which 26 companies principally serve the clinical diagnostics market and 22 companies principally serve the life science research market. Revenues through these commercialized, royalty-submitting, strategic partners constituted 74% of our revenues for 2013. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ bioassay testing competencies, customer relationships and distribution channels, we believe that we can continue to achieve measurable market penetration and technology adoption.

We also serve as the original equipment manufacturer (OEM) for certain strategic partners that choose to sell our xMAP technology as an embedded system under their own branding and marketing efforts.

Customers

In each of the last three years, one or more customers each accounted for more than 10% of our total revenues. Laboratory Corporation of America (LabCorp), including acquired Genzyme Genetics, accounted for 18%, 19% and 10% of our total revenues in 2013, 2012 and 2011, respectively.  Thermo Fisher Scientific, Inc., including acquired One Lambda, Inc., accounted for 16%, 24% and 30% of our total revenues in 2013, 2012 and 2011, respectively.  Bio-Rad Laboratories, Inc. accounted for 9%, 8% and 10% of our total revenues in 2013, 2012 and 2011, respectively.  No other customer accounted for more than 10% of our total revenues in 2013, 2012 or 2011. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

Thermo Fisher Scientific, Inc., including acquired One Lambda, Inc., accounted for 27%, 28% and 33% of our total TSP segment revenues in 2013, 2012 and 2011, respectively. Bio-Rad Laboratories, Inc. accounted for 14%, 14% and 14% of our total TSP segment revenues in 2013, 2012 and 2011, respectively.  EMD Millipore accounted for 11%, 13% and 11% of our total TSP segment revenues in 2013, 2012 and 2011, respectively.  LabCorp, including acquired Genzyme Genetics, accounted for 44%, 45% and 31% of our total ARP segment revenues in 2013, 2012 and 2011, respectively. Thermo Fisher Scientific, Inc., including acquired One Lambda, Inc., accounted for 0%, 18% and 24% of our total ARP segment revenues in 2013, 2012 and 2011, respectively.  Abbott Laboratories accounted for 2%, 9% and 10% of our total ARP segment revenues in 2013, 2012 and 2011, respectively. The decrease in revenue concentration from Thermo Fisher Scientific, Inc. and Abbott Laboratories is primarily a result of our transition to a direct sales model. No other customer accounted for more than 10% of total segment revenues in 2013, 2012 or 2011. As a result of our focus on selling directly to the end user, customer concentration in the ARP segment is expected to decline in future periods.

International Operations

We currently sell our products to a number of customers outside the United States, primarily including customers in other areas of North America, Europe and Asia-Pacific.  For the annual periods ended December 31, 2013, 2012 and 2011, foreign sales to customers totaled $35.1 million, $34.7 million, and $31.9 million, respectively, representing 16%, 17%, and 17%, respectively, of our total revenues for such periods.  We have foreign subsidiaries in Canada, the Netherlands, the People’s Republic of China, Japan and Australia, which increase our international support, service and marketing capabilities.  Our foreign subsidiaries are a direct and integral component of the U.S. entity’s operations and their efforts support the sales made by our North American entities.  Sales to territories outside of the U.S. are primarily denominated in U.S. dollars.  We believe that our activities in some countries outside the U.S involve greater risk than our domestic business due to the foreign economic conditions, exchange rate fluctuations, local commercial and economic policies and political uncertainties.  See Note 19 to our Consolidated Financial Statements.

Technical Operations

Our Technical Operations Group provides technical support to our customers, our strategic partners and their customers. Most of our technical operations personnel have experience as biologists, biochemists or electrical engineers and have extensive experience in academic, industrial and commercial settings. Cross training is a major focus, as is empowering group members to solve problems outside their primary assignment.

Remote Support

Our technical support services department assists users primarily through a toll-free hotline, internet interface and e-mail communications.  We deliver “24/7” remote technical support with our staff based at our Austin and Toronto locations and from our European, Chinese, Australian and Japanese subsidiaries to better serve our customer base.  Personnel assist our strategic partners and customers with product orders, software, hardware, system implementation and development of their bioassays. A comprehensive software and database system is utilized to track customer interactions, follow trends and measure utilization. The information is categorized and presented to management for regular review.

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

Research and Development

Our research and development groups work to develop next generation systems, chemistries, assays and software to provide new, innovative products to our customers. Our research and development expense for the years ended December 31, 2013, 2012 and 2011, was $45.0 million, $43.0 million and $35.4 million, respectively including customer-sponsored research funding of $0.8 million, $1.1 million, and $0.6 million, respectively.

Our current research and development projects include:

•	New platform development
Following the acquisition of GenturaDx in 2012, we have continued the development of the ARIES instrument for sample-to-answer molecular diagnostic automated testing. This involves the final design and development of the instrument, consumables and software, as well as the development of a menu of assay products based on the ARIES platform.

•	Simplified assay products
Our research and development group has been working on the development of a new, easy-to-use chemistry for running multiplexed tests in 96-well plates. This chemistry is expected to combine our xTAG and xMAP technologies into a simple to use, two-step format. We intend to develop a menu of assays using this new, simplified multiplex chemistry.

•	Partnership projects
Our research and development group is collaborating with Merck on the development of a companion diagnostic that will help screen patients into Merck's lead investigational candidate drug study for Alzheimer's disease. Luminex is also working with the Defense Threat Reduction Agency of the United States government to develop a hand-held diagnostic instrument. Luminex on occasion collaborates on other partnered research programs.

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

We have approximately 46,500 square feet of manufacturing space located at our principal executive offices in Austin, Texas.  We initially certified our Quality Management System (QMS) to the ISO 9001:2000 standard and in 2010 updated our certification to ISO 9001:2008.  ISO is an internationally recognized standard for quality management systems.  Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards.  Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification.  Also, we have our QMS certified to the ISO 13485:2012 Quality Management Standard and the Canadian Medical Devices Conformity Assessment System (CMDCAS) for Medical Devices.  These standards include a special set of requirements specifically related to the supply of medical devices and related services.  Additionally, we seek to manufacture to current Good Manufacturing Practice requirements and our QMS is implemented in accordance with FDA Quality System Regulations.

In addition, we have approximately 6,000 square feet of manufacturing space located in Toronto, Canada, approximately 10,000 square feet of manufacturing space located in Madison, Wisconsin and approximately 2,500 square feet of manufacturing space in Brisbane, Australia.  The Toronto and Madison facilities and related QMS have been certified to the ISO 13485:2012 standard and registered under the CMDCAS and the Australia facility and the Australian QMS have been certified to the AS/NZS ISO 9001:2008 standard.

Instruments

Contract manufacturers assemble certain components of our xMAP technology systems. The remaining assembly and manufacturing of our systems are performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility.  Parts and component assemblies that comprise our xMAP technology system are obtained from a number of sources.  We have identified alternate sources of supply for several of our strategic parts and component assemblies.  Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability and flexible purchasing terms with respect to the purchase of such components.  As of December 31, 2013, a total of 10,737 Luminex multiplexing analyzers had been sold since inception.

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

Assays and Reagents

Contract manufacturers produce certain components of our xMAP-based and MultiCode-based developed reagents. The remaining assembly and manufacturing of our developed kits are performed at one of our facilities in Austin, Texas; Toronto, Canada; or Madison, Wisconsin. The quality control and quality assurance protocols are all performed at our facilities.  Reagents, consumables and other raw material that comprise our kits are obtained from a number of sources.

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

Automated Punching Systems

At our facility in Brisbane, Australia, we manufacture laboratory equipment used in the preparation, prior to processing, of biosamples dried on media. This office is a component of the restructuring plan announced in August 2013. The Company is exploring strategic alternatives for these assets, including a potential sale or abandonment.

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

The pharmaceutical industry is a large market for the genomic, protein and high-throughput screening applications of the xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic and protein testing can be performed by products available from Affymetrix, Inc., Life Technologies Corporation (currently being acquired by Thermo Fisher Scientific, Inc.), Becton, Dickinson and Company, Illumina, Inc., Qiagen N.V., Hologic, Inc., Meso Scale Discovery (a division of Meso Scale Diagnostics LLC) and Sequenom, Inc., among others.

Our diagnostic market competitors include, among others, Abbott Laboratories, Applied Biosystems Inc., BioFire Diagnostics, Inc. (acquired by bioMérieux), Cepheid, GenMark Dx, Johnson & Johnson, Roche Diagnostics, Siemens Medical and Hologic, Inc.. Some of these companies have technologies that can perform a variety of established assays. In addition, certain of these companies offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.

Competition within the academic biomedical research market is highly fragmented. There are hundreds of suppliers to this market including, among others, Amersham Pharmacia Biotech, a part of GE Healthcare, Life Technologies Corporation and Becton, Dickinson and Company.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality agreements.  We have filed for registration or obtained registration for trademarks used with our products and key technologies.

We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our current and anticipated customer base. We currently own 281 issued patents worldwide, including 110 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technology include France, Germany, United Kingdom, Australia, Japan, Netherlands, Canada, Hong Kong and China, amongst others. In addition, our patent portfolio includes 196 pending patent applications in the United States and other foreign jurisdictions.  We believe our patents and pending claims provide, or will provide, protection for systems and technologies that allow real-time multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold patents covering the precision-dyeing process used in the manufacture of our fluorescent microspheres and patents covering digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. In addition, multiple granted patents and pending applications describe aspects of Multicode technology, xTAG technology, as well as our automated real-time PCR system.

The source code for our proprietary software is protected as a trade secret and/or as a copyrighted work. Aspects of this software also are covered by an issued patent.

We also rely on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with strategic partners, third parties, employees and consultants. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original works of expression and any corresponding patents and copyrights arising from their work for us. See risk factor on property rights we rely upon to protect the technology underlying our products on page 24.

Government Regulation

Food and Drug Administration

The FDA regulates medical devices pursuant to various statutes, namely the Federal Food, Drug and Cosmetic Act as amended and supplemented by the Medical Device Amendments of 1976; the Safe Medical Devices Act of 1990; the Medical Device Amendments of 1992; the FDA Export Reform and Enhancement Act of 1996; the FDA Modernization Act of 1997; the Public Health, Security and Bioterrorism Preparedness and Response Act of 2002; the Medical Device User Fee and Modernization Act of 2002 and the Project BioShield Act of 2004. Medical devices, as defined by statute, include instruments, machines, in vitro reagents or other similar or related articles, including any components, parts or accessories of such articles that are intended for use in the diagnosis of disease or other condition or in the cure, mitigation, treatment or prevention of disease; or are intended to affect the structure or function of the body and do not achieve their intended purpose through chemical action or metabolization. The FDA classifies medical devices intended for human use into three classes. For Class I devices, general controls (for example, labeling and good manufacturing practices) provide reasonable assurance of safety and effectiveness. Class II devices are products for which general controls do not provide reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls (for example, special control documents, guidelines and patient registries). Class III devices are products for which neither general nor special controls provide reasonable assurance of safety and effectiveness.  Generally, Class III includes devices that support or sustain human life, are for uses that are substantially important in preventing impairment of human health, are used as a stand alone assay for patient screening or diagnosis of disease, or present a potential, unreasonable risk of illness or injury.

We manufacture versions of the Luminex instruments for use with diagnostic assay kits that are available through our strategic partners. For FDA purposes, the Luminex systems are IVD cleared and are considered a component of our partners’ kit products. Depending on the particular kit’s regulatory classification into Class I, II or III and its intended use, kits manufactured by our strategic partners that are used in conjunction with our technology may be subject to FDA clearance or approval before they can be marketed and sold. After incorporating the Luminex systems into their products, our strategic partners may be required to make various premarket submissions such as premarket approval applications, premarket notifications and/or investigational device exemption applications to the FDA for their products and are required to comply with numerous requirements and restrictions prior to clearance or approval of the applications. Our partners are also subject to a number of other requirements in the Food, Drug, and Cosmetic Act and its regulations, such as Good Manufacturing Practice requirements and Good Clinical Practice requirements. There can be no assurance that such requirements will always be met without interruption, or that the FDA will file, clear or approve our strategic partners’ submissions.

We also manufacture kit products that are intended for research use only (RUO) applications (not for diagnostic use), as well as kits that are for diagnostic use (currently regulatory classification of Class I and II). Additionally, the ARP segment manufactures products that are intended for RUO, those that are IVD cleared (Class I and II) as well as IUO or clinical applications.

In December 2007, we submitted to the FDA our request for 510(k) clearance on our Luminex LX 100/200 Instrument. On December 13, 2007 the FDA received our 510(k) #k073506 submission for the Luminex LX 100/200 IS System.  On March 7, 2008, the instrument received FDA 510(k) clearance.  All future diagnostic assay kits subject to FDA clearance may reference the 510(k) #k073506 for the instrument in their respective applications.  A master file letter from Luminex allowing the partner to reference the file may be required. Subsequent clearances for FLEXMAP 3D and MAGPIX were received January 9, 2013 and March 21, 2013.

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

We, and our strategic partners, may be subject to periodic inspection by the FDA for, among other things, compliance with the FDA’s current good manufacturing practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, servicing, installation and distribution of all finished medical devices intended for human use. Additionally, our strategic partners may be subject to other pre-market and post-market controls such as labeling, complaint handling, medical device reporting, corrections and removals reporting and record keeping requirements. If the FDA has evidence demonstrating that a company is not in compliance with applicable regulations, it can detain or seize products, request or, in certain circumstances, require a recall, impose operating restrictions, enjoin future violations, recommend criminal prosecution to the Department of Justice and assess civil and criminal penalties against us, our officers or our employees. Other regulatory agencies may have similar powers.

Medical device laws and regulations are also in effect in many countries outside of the United States. These range from comprehensive pre-approval requirements for medical products to simpler requests for product data or certification. The number and scope of these requirements are increasing. There can be no assurance that we, and our strategic partners, will be able to obtain any approvals that may be required to market xMAP technology products outside the United States.

The ARP segment produces CE marked products, which are subject to a number of different European Union (EU) Directives, including, but not limited to, the In Vitro Diagnostic Devices Directive (98/79/EEC). CE marking of our products is currently by self declaration, not issued by a third party, based on the intended uses of our products.  A product that is not CE marked is automatically considered to be non-compliant. The law is enforced through market surveillance by appointed national enforcement agencies.  Imported products are checked for compliance at customs offices.

The State Food and Drug Administration, P.R. China, is the government regulation authority in charge of safety management of drug, food, health food and cosmetics for the People’s Republic of China. In December 2007 we submitted the application for a certificate to combine both Luminex 100 and Luminex 200 into one product called "Luminex System".  This certificate is required for registration and approval to import our products into China.  Luminex received the registration certificate from the People’s Republic of China for the Luminex 100 and Luminex 200 Systems on March 4, 2009 and received recertification on October 17, 2013.

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

WEEE

The European Community Council Directive 2002/96/EC on Waste Electrical and Electronic Equipment (WEEE) outlines the responsibility for the disposal of waste electrical and electronic equipment. Compliance with WEEE is placed with the manufacturers of such equipment.  Those manufacturers are required to establish an infrastructure for collecting WEEE, in such a way that users of electrical and electronic equipment from private households should have the ability of returning WEEE at least free of charge.  All Luminex-manufactured equipment is in compliance with this directive. We have been in compliance with the requirements since August 13, 2005, regarding the labeling and disposal of our products containing electronic devices in each of the EU member states where our regulated products are distributed.

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

Luminex has declared that the LX100 IS, the LX200 IS, the FLEXMAP 3D and the MAGPIX are classified as self-declaration devices and are in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III and the additional provisions of IVDD 98/79/EC.  However, there can be no assurance that the EU member states will agree with our interpretation and implementation of these regulations. As the European marketplace continues to be material to our operations, failure by us or our strategic partners to comply with the IVDD could have a material adverse effect on our business.

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

Sunshine Act

In 2010, Congress enacted a statute called the Transparency Reports and Reporting of Physician Ownership or Investment Interests (commonly known as the Sunshine Act), as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Health Reform Law). The Sunshine Act aims to promote transparency and requires manufacturers of most drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid or the Children's Health Insurance Program (CHIP) to report annually to the Centers for Medicare and Medicaid Services (CMS) any payments or other transfers of value made to physicians and teaching hospitals, with limited exceptions. Manufacturers must also disclose to CMS any physician ownership or investment interests. On February 8, 2013, CMS issued a final rule implementing the Sunshine Act. Manufacturers covered by the Sunshine Act, including Luminex entities operating or selling in the US, must begin reporting by March 31, 2014. The first report must address transfers of value and relationships from August 1, 2013 through December 31, 2013. CMS will release data on a public website by September 30, 2014. We have provided internal training regarding the Sunshine Act requirements to relevant personnel and have implemented procedures to track and report any transfers of value covered by the Sunshine Act. Failure to comply with the reporting requirement may result in substantial penalties.

Other

Further, based on the Health Reform Law, the IRS issued a final rule on December 7, 2012 implementing a Medical Device Excise Tax on manufacturers that applies to medical devices sold after December 31, 2012. The tax is 2.3% of the sale price on non-exempt medical devices. This tax has not had, nor do we expect it to have, a material impact on our operations.

Employees

As of February 24, 2014 and December 31, 2013, we had a total of 731 employees and contract employees, as compared with 687 as of December 31, 2012.  The increase from December 31, 2012 to 2013 is primarily the result of the addition of sales and marketing employees focusing on selling to our end customers directly, as well as personnel added related to development, production, regulatory clearance and quality control for our new sample to answer instrument and our bead products and assays.  None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

Seasonality

Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, sales of our Respiratory Viral products in our ARP segment have demonstrated seasonal fluctuations consistent with the onset and decline of influenza-like illnesses.

Segments

Financial information relating to our reportable segments for the years ended December 31, 2013, 2012 and 2011 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

Executive Officers of the Registrant as of February 24, 2014

Name	Age	Position

Patrick J. Balthrop	57	President and Chief Executive Officer
Harriss T. Currie	52	Chief Financial Officer, Senior Vice President, Finance and Treasurer
Jeremy Bridge-Cook, Ph.D	45	Senior Vice President, R&D
Michael F. Pintek	45	Senior Vice President, Operations
Russell W. Bradley	50	Senior Vice President, Business Development and Strategic Planning
David S. Reiter	47	Senior Vice President, General Counsel and Corporate Secretary

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

Harriss T. Currie. Mr. Currie has served as Vice President, Finance, Treasurer and Chief Financial Officer since October of 2002 and was appointed Senior Vice President, Finance in March 2013. Since joining Luminex in November of 1998, Mr. Currie previously served in the capacities of Controller and Treasurer. Prior to joining us, he was employed as the chief financial officer, secretary and treasurer of SpectraCell Laboratories from 1993 to 1998 where he also served as vice president of finance for two subsidiary companies. Mr. Currie earned his B.B.A. from Southwestern University and his M.B.A. in Finance and Marketing from The University of Texas at Austin. Prior to returning to graduate school for his M.B.A., Mr. Currie was a certified public accountant with Deloitte & Touche LLP.

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

Russell W. Bradley.  Mr. Bradley joined Luminex in May 2005 as Vice President of Business Development and Strategic Planning and was appointed as Senior Vice President, Corporate Development and Global Marketing in August, 2013.  Previously, Mr. Bradley spent 17 years at Beckman Coulter, Inc., a manufacturer of biomedical testing systems and products, where he served in various roles of increasing responsibility including commercial leadership of Beckman Coulter's flow cytometry business and most recently as the director of the Beckman Coulter CARES initiative, leading the company’s clinical HIV monitoring business in developing regions around the globe.  During his tenure at Beckman Coulter, Mr. Bradley was involved in the evaluation, market assessment and commercial launch of multiple life science technologies and applications.  Mr. Bradley holds a B.Sc. in Immunology and Biochemistry from Monash University, Melbourne, Australia.

David S. Reiter.  Mr. Reiter joined Luminex as Vice President, General Counsel and Corporate Secretary in October 2003 and was appointed Senior Vice President, General Counsel and Corporate Secretary in March 2013..  Prior to becoming General Counsel, Mr. Reiter was in private practice with the firm of Phillips & Reiter, PLLC, which provides outsourced general counsel services for early to mid-stage companies.  Before co-founding the firm, Mr. Reiter was vice president and general counsel for 724 Solutions Inc., a provider of mobile commerce software solutions and applications.  Earlier in his career, Mr. Reiter served as senior counsel for Compaq Computer Corporation, supporting the Worldwide Sales & Services, Supply Chain Management and Consumer Products Group.  Mr. Reiter is a graduate of the University of Southern California (Juris Doctorate/Master of International Relations), University of Sheffield, UK (M.B.A.) and the University of Notre Dame (B.A.) in Government.  Mr. Reiter is a member of the Texas Bar and the American Bar Association.

ITEM 1A. RISK FACTORS

If we do not introduce new products in a timely manner, we may lose market share and be unable to achieve revenue growth targets.

We sell many of our products in industries characterized by rapid technological change, frequent new product and service introductions, and evolving customer needs and industry standards. Many of the businesses competing with us in these industries have significant financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities, and established distribution channels to deliver products to customers. Our products could become technologically obsolete over time, or we may invest in technologies that do not lead to revenue growth or continue to sell products for which the demand from our customers is declining, in which case we may lose market share or not achieve our revenue growth targets. The success of our new product offerings will depend upon several factors, including our ability to:
•accurately anticipate customer needs;
•innovate and develop new technologies and applications;
•successfully commercialize new technologies in a timely manner;
•price our products competitively, and manufacture and deliver our products in sufficient volumes and on time; and
•differentiate our offerings from our competitors' offerings.

Many of our products are used by our customers to develop, test and manufacture their products. We must anticipate industry trends and consistently develop new products to meet our customers' expectations. In developing new products, we may be required to make significant investments before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers' needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenue. We may also suffer a loss in market share and potential revenue if we are unable to commercialize our technology in a timely and efficient manner.

If our current technology and products and our products under development do not become widely used in the life sciences and clinical diagnostics industries, we may not be able to maintain or increase profitability.

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

•	timely and successful launch of products under development;

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

If our direct selling efforts for our products are less successful than anticipated, our business expansion plans could suffer and our ability to generate revenues could be diminished. In addition, our transition to selling more of our molecular diagnostics products on a direct basis and our limited history in selling directly makes forecasting difficult.
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
As of January 2013, we transitioned to selling more of our molecular diagnostics products on a direct basis. We have limited historical experience forecasting the direct sales of our molecular diagnostics products. Our ability to produce product quantities that meet customer demand is dependent upon our ability to forecast accurately, plan production accordingly and scale our manufacturing efforts.

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

The development and commercialization of our xMAP technology is highly dependent on our ability to establish successful strategic relationships with a number of partners. For the twelve months ended December 31, 2013, we had 51 strategic partners submitting royalties as compared to 41 for the twelve months ended December 31, 2012. Three customers, LabCorp (including acquired Genzyme Genetics), Thermo Fisher Scientific Inc. (including acquired One Lambda, Inc.), and Bio-Rad Laboratories, Inc., accounted for 44% of total revenue (18%, 17% and 9%, respectively) in the twelve months ended December 31, 2013. For comparative purposes, these same three customers accounted for 51% of total revenue (19%, 24% and 8%, respectively) in the twelve months ended December 31, 2012 and 50% of total revenue (10%, 30% and 10%, respectively) in the twelve months ended December 31, 2011.   No other customer accounted for more than 10% of total revenue during the twelve months ended December 31, 2013.  We had only one additional partner who individually represented 5% or more of our total revenue for the year ended December 31, 2013.  In total, for the year ended December 31, 2013, our top four partners accounted for 50% of our total revenue.  In total, for the year ended December 31, 2012, our top four partners accounted for 59% of our total revenue. The loss of any of our significant strategic partners, or any of our significant customers, could have a material adverse effect on our growth and future results of operations.  As expected, and resulting from our focus on selling directly to the end user, customer concentration in the ARP segment has declined. The ARP segment is dependent on one significant customer with respect to sales of its genetic test kits. If this significant customer discontinues its relationship with the ARP segment for any reason, or reduces or postpones current or expected purchase commitments for the ARP segment’s products, the ARP segment’s results from operations could be materially adversely affected.

Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

Our ability to enter into agreements with additional strategic partners depends in part on convincing them that our technology can help achieve and accelerate their goals or efforts. We will expend substantial funds and management efforts with no assurance that any additional strategic relationships will result. We cannot guarantee that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future strategic partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our xMAP technology, which may hinder or prevent strategic relationships. Termination of strategic relationships, the failure to enter into a sufficient number of additional strategic relationships on favorable terms, or disputes with our partners could reduce sales of our products, lower margins on our products and limit the creation of market demand for and acceptance of our products.

In most of our strategic relationships we have granted our strategic partners non-exclusive rights with respect to commercialization of our products and technology.  The lack of exclusivity could deter existing strategic partners from commercializing xMAP technology and may deter new strategic partners from entering into agreements with us.

A significant portion of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot accurately predict future sales and royalty revenues because most of our existing strategic partner agreements do not include minimum purchase requirements or minimum royalty commitments. Some of our existing strategic partner agreements contain minimum purchase requirements for certain years, but unless renegotiated, those minimum purchase requirements could expire. In addition, we have no control with respect to our strategic partners’ sales personnel and how they prioritize products based on xMAP technology nor can we control the timing of the development or release of products by our strategic partners. The amount of these revenues depends on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Furthermore, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

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

Medical device laws and regulations are in effect within the United States and also in many countries outside the United States. These range from comprehensive device clearance requirements for some or all of our medical device products to requests for product data or certifications regarding the hazardous material content of our products. As a device manufacturer, beginning in March 2014 we are required to annually report to CMS any payments or transfers of value we have made to physicians and teaching hospitals and any physician ownership or investment interest in the company. As part of the European Council Directive 2002/96 of February 13, 2003, we are expected to comply with certain requirements regarding the collection, recycling and labeling of our products containing electronic devices in each of the European Union, or EU, member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. Our products are currently exempt from the European Council Directive 2002/95 of January 27, 2003, Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS), which required the removal of certain specified hazardous substances from certain products beginning July 1, 2006 in each of the member states. However, the EU has indicated that it may, and it is generally expected it will, include medical devices, including some of our products, under the jurisdiction of RoHS. If this exemption is revoked, it could result in increased costs to us and we cannot guarantee we will ultimately be able to comply with RoHS or related requirements in other jurisdictions. In addition, the State of California adopted the Electronic Waste Recycling Act, effective January 1, 2007, which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices in California if they are also prohibited from sale in the EU under the RoHS directive because they contain certain heavy metals. The number and scope of these requirements are increasing and we will likely become subject to further similar laws in other jurisdictions. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and workplace health and safety.

Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (Directive) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our Luminex 100, Luminex 200, FLEXMAP 3D and MAGPIX instruments to the Directive.  Our devices are in conformity with Article 1, Article 9, Annex I (Essential Requirements), and Annex III and the additional provisions of the Directive as of December 7, 2003. Subsequent audits are carried out annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. We became ISO 13485:2003 and CMDCAS certified in July 2005. Failure to maintain compliance with FDA, CMDCAS and EU regulations and other medical device laws, or to obtain applicable registrations where required, could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.

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

•
A significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the FDA or other regulatory bodies in jurisdictions outside of the United States.

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

•
We have limited access to partner and distributor confidential corporate information. A sudden unexpected change in ownership or strategy or other material event could adversely impact partner purchases of our products.

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

The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products or those of our partners obsolete or uneconomical by technological advances. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products as we await regulatory approvals, while customers evaluate these new products, or if customers choose to purchase the new products instead of legacy products. We may also encounter other problems in the process of delivering new products to the marketplace such as problems related to design, development, supply chain or manufacturing of such products, and as a result we may be unsuccessful in selling such products. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.

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

Third-party payors, such as government entities and government-sponsored healthcare programs (e.g. Medicare, Medicaid, Tricare), health maintenance organizations, preferred provider organizations and other private or commercial insurers, are continually seeking to reduce healthcare expenses. The federal government has reduced the funding for certain government-sponsored healthcare programs, which has caused some third party payors to seek further reduction in medical expenses. In 2010, the federal government passed The Health Reform Law, which is currently being implemented.  The Health Reform Law could further limit government funds allocated to government-sponsored healthcare programs.  In some cases, commercial third-party payors are influenced by government-sponsored healthcare programs, coverage determination and reimbursement rates. As a result, negative coverage decisions or reductions in reimbursement from government-sponsored healthcare programs may negatively impact coverage and reimbursements from commercial third-party payors. Increasingly, third-party payors are challenging the utilization of and prices charged for medical services, including clinical diagnostic tests. They are also attempting to contain costs by limiting coverage, reducing reimbursement and increasing patient cost-sharing obligations. In addition, cost containment initiatives by governmental or educational entities or programs may reduce funding for genetic research and development activities and retard the growth of the genetic testing market. Without adequate coverage and reimbursement, consumer demand for tests could decrease. Decreased demand could cause our strategic partners to reduce purchases or to cancel programs or development activities and could cause sales of our products, and sales and services by our strategic partners, to fall. In addition, decreased demand could place pressure on us, or our strategic partners, to lower prices on these products or services, resulting in lower margins. Reduced sales or margins by us, or our strategic partners, would adversely affect our business, profitability and business prospects.

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

We currently own 281 issued patents worldwide, including 110 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technology include France, Germany, United Kingdom, Australia, Japan, Netherlands, Canada, Hong Kong and China, amongst others. In addition, our patent portfolio includes 196 pending patent applications in the United States and other foreign jurisdictions.  We also have patents covering key aspects of MultiCode and xTAG technology utilized in our assay products as well as our automated real-time PCR system.

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

•
if we spend significant funds or incur additional debt or other obligations, our ability to obtain financing for working capital or other purposes could decline, and we may be more vulnerable to economic downturns and competitive pressures;

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

We expect that revenue from U.S sales will continue to represent the majority of our total revenue, but our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe.  In fiscal 2013, approximately 16% of our revenue was derived from sales to non-U.S. customers, with approximately 8% of revenue from sales to customers in Europe. As such, a significant slowdown in these foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.  As a result of acquisitions and organic growth, we have operations and manufacturing facilities in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

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

We had an accumulated deficit of approximately $27.8 million as of December 31, 2013.

We have incurred significant net losses since our inception.  At December 31, 2013, we had an accumulated deficit of approximately $27.8 million. In order to remain profitable, we need to sustain or increase our revenues while achieving reasonable cost and expense levels.  We believe that we have achieved a level of consistent profitability from our continuing operations; however, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.  If we fail to achieve operating results in line with market expectations, the market price of our common stock will likely decline. Furthermore, as we continue to utilize cash to support operations, acquisitions and research and development efforts, we may further decrease the cash available to us.  As of December 31, 2013, cash, cash equivalents and short-term and long-term investments totaled $72.4 million, compared to $59.4 million at December 31, 2012. The increase in cash, cash equivalents and investments from the prior year is primarily attributable to strong operating cash flows, coupled with $8.7 million in proceeds from ESPP and stock option exercises and $9.6 million in proceeds from the sale of the Advanced Liquid Logic (ALL) equity investment, which funded the majority of our stock repurchases of $14.6 million and capital expenditures of $18.1 million.

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

Our success depends on building and sustaining our technology infrastructure.

We are increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build, implement and sustain the proper technology infrastructure, we could be subject to transaction errors, the inability to properly support and service our customers, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach or cyber attack, each of which could materially adversely affect our business.

Our government contracts and administrative processes and systems related to such contracts are subject to audits and cost adjustments by the federal government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

Federal government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on government contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific government contract will not be reimbursed, any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems related to such contracts is found not to comply with governmental requirements, we may be subjected to increased government scrutiny that could delay or otherwise adversely affect our ability to compete for or perform government contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit of our government contracts by the DCAA or another government agency could cause our actual results of operations to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety related to such contracts were made against us. Each of these outcomes could adversely affect our results of operations. We do not know the outcome of any existing or future audits and if any future audit adjustments significantly exceed our estimates, our profitability could be adversely affected.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

•	new, or changes in, recommendations, guidelines or studies that could affect the use of our products;

•	announcements of acquisitions or of technological innovations or new products or services by us or our competitors;

•	developments in relationships with our partners, customers and suppliers;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the success or lack of success of integrating our acquisitions;

•	conditions or trends in the life science, biotechnology and pharmaceutical industries, including the regulatory environment;

•	published studies and reports relating to the comparative efficacy of products and markets in which we participate;

•	additions or departures of key personnel;

•	developments in patents or other intellectual property rights and litigation;

•	changes in financial estimates by securities analysts;

•	general worldwide economic conditions and interest rates;

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

We may incur impairment charges on our goodwill and intangible assets which would reduce our earnings.

We are subject to Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2013, goodwill and other intangible assets with indefinite lives represented approximately 30% of our total assets. In the future, if we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal research and development, manufacturing and administrative facilities are located in Austin, Texas, and consist of approximately 177,000 square feet of leased space pursuant to lease agreements which expire between April 30, 2015 and July 31, 2017. We have options to renew these lease agreements in Austin.  We maintain an additional 11,900 square feet of leased office space in Oosterhout, Netherlands, approximately 28,000 square feet of leased office and manufacturing space in Toronto, Canada, approximately 35,000 square feet of leased office and manufacturing space in Madison, Wisconsin, approximately 3,900 square feet of leased office space in Shanghai, People's Republic of China, approximately 4,000 square feet of leased office space in Tokyo, Japan, and approximately 9,300 square feet of leased office and manufacturing space in Brisbane, Australia.  Our facilities in Austin, Oosterhout, Shanghai and Tokyo are used by both the ARP and TSP segments.  Our Toronto, Madison and Brisbane facilities are primarily used by the ARP segment.

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

On November 1, 2013 Irori Technologies, Inc. filed a complaint against Luminex in U.S. District Court in the Southern District of California, alleging infringement of its U.S. Patent numbers 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products. The complaint seeks unspecified monetary damages and injunctive relief. Luminex filed a motion to dismiss on January 9, 2014.  Irori filed its response to our motion to dismiss February 7, 2014.  The matter is currently before the court.  A trial date has not been set.

When and if it appears probable in management's judgment that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities will be recorded in the financial statements and charges will be recorded against earnings.  There can be no assurance that we will successfully defend these suits or that any judgment against us would not materially adversely affect our operating results.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “LMNX.”

The following table sets forth the range of high and low sale prices on The NASDAQ Global Select Market, as applicable, for each quarter during 2013 and 2012.  On February 24, 2014, the last reported sale price of our common stock was $19.14 per share.

2013	High	Low
First Quarter	$19.39	$16.23
Second Quarter	$21.52	$15.39
Third Quarter	$24.10	$19.52
Fourth Quarter	$20.52	$17.15

2012	High	Low
First Quarter	$23.62	$19.50
Second Quarter	$25.79	$21.10
Third Quarter	$25.75	$16.80
Fourth Quarter	$19.71	$15.58

Holders

As of February 24, 2014, we had 473 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock and, while this policy is subject to periodic review by our board of directors, we currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.  Our ability to declare dividends may also from time to time be limited by the terms of any applicable credit facility. Luminex does not currently have a credit facility.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities of Luminex during the twelve months ended December 31, 2013.

Performance Graph

The following graph compares the change in Luminex’s cumulative total stockholder return on its common shares with the NASDAQ Composite Index and the NASDAQ Biotechnology Index.

	12/08	12/09	12/10	12/11	12/12	12/13
Luminex Corporation	100.00	69.90	85.58	99.39	78.64	90.82
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Biotechnology	100.00	104.67	112.89	127.04	169.50	288.38

Issuer Purchases of Equity Securities

The stock repurchase activity for the fourth quarter of 2013 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2013 - 10/31/2013	11,869	18.54	11,504	$—
11/1/2013 - 11/30/2013	376	18.51	—	$—
12/1/2013 - 12/31/2013	20,323	19.40	—	$—
Total Fourth Quarter	32,568	19.07	11,504	$—

(1)	Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

(2)
On February 20, 2013, the Board of Directors authorized the repurchase of common stock up to the lesser of $22.5 million worth, or 900,000 shares, of Luminex outstanding common stock. This stock repurchase program was canceled on October 8, 2013 as a result of satisfying the 2013 objectives.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of comprehensive income data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data at December 31, 2013 and 2012 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data at December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Results of Operations Data:
Total revenue	$213,423	$202,582	$184,339	$141,557	$120,643
Gross profit	143,626	142,574	125,490	96,377	81,294
Income from operations	4,767	22,716	23,843	11,251	7,399
Net income	7,096	12,407	14,474	5,231	17,729
Net income applicable to common stockholders	$7,096	$12,407	$14,474	$5,231	$17,729
Net income per common share, basic	$0.17	$0.30	$0.35	$0.13	$0.44
Shares used in computing net income per common share (basic)	40,799	40,927	41,262	41,030	40,562
Net income per common share, diluted	$0.17	$0.30	$0.34	$0.12	$0.43
Shares used in computing net income per common share (diluted)	41,986	41,884	42,537	42,438	41,633

	At December 31,
	2013	2012	2011	2010		2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$67,924	$42,789	$58,282	$89,487		$90,843
Short-term investments	4,517	13,607	42,574	28,404		8,511
Long-term investments	—	3,000	6,151	6,021		20,228
Working capital	117,874	100,989	136,933	151,938	—	122,398
Total assets	306,046	297,175	282,647	265,810	—	248,013
Total long-term debt	463	1,702	2,573	3,351		3,591
Total stockholders' equity	269,620	259,667	250,855	234,865	—	218,738

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

Overview

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences industry.  This industry depends on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.  Our xMAP technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres.  xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research. In addition to our xMAP technology, our other offerings include our proprietary MultiCode technology, used for real-time PCR and multiplexed PCR assays, as well as automation and robotics in the field of dry sample handling.

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex has adopted a business model built, in part, around strategic partnerships.  We have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory.  As of December 31, 2013, Luminex had 58 strategic partners, of which 48 have released commercialized reagent-based products utilizing our technology.

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

2013 Highlights

•	Consolidated revenue was $213.4 million for 2013, representing a 5% increase over revenue for 2012.

•	System shipments of 1,078 multiplexing analyzers, which included 495 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 10,737, up 11% from a year ago.

•
Partners reported over $443 million of royalty bearing end user sales on xMAP technology for the year, a 12% increase over 2012, contributing to the 19% increase in royalty revenue over the prior year.

•	Realized a gain of $5.4 million from the liquidation of our minority interest investment in a private company that was acquired by a third party in July 2013.

•
Announced a restructuring plan focused on ARP segment's Newborn Screening Group and our Brisbane, Australia office to drive operational excellence and improve focus on the molecular diagnostics market.

•	Received FDA and European Clearance for an Updated Version of Comprehensive Genotyping Assay, xTAG® CYP2D6 Kit and a New Personalized Medicine Genotyping Assay, xTAG® CYP2C19 Kit.

•	Received FDA clearance for the MAGPIX instrument and the xTAG Gastrointestinal Pathogen Panel.

•	Signed an agreement with Merck & Co. Inc. to develop a companion diagnostic that will help screen patients into Merck's lead investigational candidate drug study for Alzheimer's disease.

•
As part of the completion of our transition to a direct assay distribution model, we finalized the termination of our molecular diagnostics distribution agreements resulting in an expense of $7.0 million recorded in selling, general and administrative expenses in the first quarter of 2013.

Reimbursement Landscape

The molecular diagnostic market is experiencing what we believe to be a temporary deceleration in the utilization of molecular assays, particularly in the human genetics segment, driven by administrative issues related to reimbursement associated with the new molecular diagnostic code system established by the Centers for Medicare and Medicaid Services (“CMS”) on January 1, 2013.  A number of our lab customers have experienced Medicare fee schedule reductions, delays in pricing and implementation of key molecular codes, denials of coverage for existing tests and delays in payment for tests performed by some payers after implementation of recently adopted pathology codes, all of which are resulting in lower than anticipated testing volumes for our customers and as a result decreased assay revenues for our ARP segment.  Our lab customers are exerting efforts towards resolution, but the deceleration could continue to impact our sales, margins and cash flows until resolution. However, we believe these reimbursement headwinds will subside in 2014.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past three years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  From the first quarter of 2010 through the fourth quarter of 2013, we had quarterly bulk purchases varying from $7.0 million to $16.1 million and representing between 75% and 88% of total consumable revenue.  We expect these fluctuations to continue as the ordering pattern of our largest bulk purchasing partner remains variable; however, our other bulk purchasing customers are less variable in their ordering patterns.  Additionally, even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales during the past several years.

Change in Cash Position

Our cash, cash equivalents and investments increased by approximately $13.0 million for the year ended December 31, 2013 to $72.4 million from $59.4 million at December 31, 2012.  The increase in cash, cash equivalents and investments is primarily attributable to strong operating cash flows of $26.9 million, coupled with $8.7 million in proceeds from our employee stock purchase plan (ESPP) and stock option exercises and $9.6 million in proceeds from the sale of the ALL equity investment, which funded the majority of our stock repurchases of $14.6 million and capital expenditures of $18.1 million.

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

Future Operations

We expect our areas of focus over the next twelve months to be:

•	development of the next generation sample-to-answer platform for our MultiCode-RTx technology;

•	development of the next generation multiplex platform;

•	continued successful execution of our direct sales strategy, including the infrastructure necessary to support our sales force and decreasing reliance on our distributors.

•	commercialization, regulatory clearance and market adoption of products from our ARP segment;

•	adoption and use of our platforms and consumables by our customers for testing services;

•	expansion and enhancement of our installed base and our market position within our identified target market segments;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	continued adoption and development of partner products incorporating Luminex technology through effective partner management.

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

We regularly enter into arrangements for system sales that are multiple-element arrangements, including services such as installation and training, and multiple products.   These products or services are primarily delivered within a short time frame, approximately three to six months, of the agreement execution date and can also be performed by one of our third-party partners.  Based on the terms and conditions of the sale, we believe that these services can be accounted for separately from the delivered system as our delivered products have value to our customers on a stand-alone basis.  Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.   Accordingly, the estimated selling price of services or products not yet performed or delivered at the time of system shipment are deferred and recognized as revenue as such services are performed.  We have typically been able to determine the selling price of each deliverable in a multiple-element arrangement based on the price for such deliverable when it is sold separately.  If vendor specific objective evidence (VSOE) is not determinable and when third-party evidence is not available, we use the estimated selling price of a deliverable which is determined based upon our pricing policies, expected margin of the deliverable, geographical location and information gathered from customer negotiations.

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

Revenue from extended service agreements is deferred and recognized ratably over the term of the agreement.  We may also be entitled to milestone payments that are contingent upon our achieving a predefined objective. We follow the milestone method of recognizing revenue from milestones and milestone payments are recorded as revenue in full upon achievement of the milestone. Revenues from royalties related to agreements with strategic partners are recognized when such amounts are reported to the Company; therefore, the underlying end user sales may be related to prior periods.

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

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  We evaluate the carrying value of goodwill on a reporting unit level annually or more frequently if there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  All of our goodwill relates to one reporting unit, our ARP segment, for goodwill impairment testing.  We have historically estimated the fair value of our ARP segment reporting unit using a discounted cash flow (DCF) analysis (“step one” analysis) of our projected future results or using a more qualitative analysis (“step zero” analysis) under the accounting guidance which allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  In fiscal 2011 and 2012, we used the "step zero" analysis in our annual impairment analysis for goodwill. In performing the impairment test in the fourth quarter of 2013, we used the "step one" analysis. This analysis requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit.  Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions. Our annual test, performed on the first day of the fourth quarter, did not result in an impairment charge for 2013 as the estimated fair value of the ARP segment reporting unit continues to exceed the carrying value by a significant enough amount that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under our "step one" analysis.

We utilize an income approach based on a DCF analysis to determine fair value estimates, and then use market comparisons as a reasonableness check to ensure that neither the income approach nor the market comparisons yielded significantly different results. The income approach calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate.  Our estimates are based on revenue projections by product line, and include judgment based on historical growth and scheduled product approvals by the various governmental authorities.  We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The most significant assumptions used in the DCF methodology are the discount rate, based upon the estimated weighted average cost of capital (WACC), and the terminal growth rate, based upon strategic studies we commissioned and our own internal analysis.  We used a WACC rate of 15% and a terminal growth rate of 2.9% in our 2013 analysis. To determine our WACC rate, we performed a peer company analysis and considered the weighted average return on debt and equity, the updated risk-free interest rate, beta, equity risk premium, and entity specific size risk premium.

Our analysis yielded an estimated fair value in excess of the carrying value by over 25% for 2013. Concurrent with the above analysis, we performed a sensitivity analysis based upon reasonably likely changes to determine if our DCF analysis would result in impairment if the following changes were made to our assumptions:  i) assumed the fair value of the reporting unit was lower by 10% or ii) future revenue was 75% of our projections in the DCF model.  Neither of these sensitivity analyses resulted in an estimated fair value less than the carrying amount of the reporting unit.

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

The GAAP guidance requires recognition of the impact of a tax position in our financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.   Determining the consolidated provision for income taxes involves judgments, estimates and the application of complex tax regulations.  We are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions.  Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by taxing authorities could differ from the recorded income tax liabilities and could result in additional income tax expense having a material impact on our consolidated results of operations.  Changes of estimates in our income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in the change to our estimate become known to us.   We benefit from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2013, and if not renewed under similar terms as in prior years, the result could have a material impact on our financial results.

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

In March 2010, significant reforms to the healthcare system were adopted as law in the U.S. The law includes provisions that, among other things, imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices effective January 1, 2013. Our products which have received FDA approval fall under the government classification and will be subject to the excise tax.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is based on historical forfeiture performance and will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of evaluation and will also impact the amount of stock compensation expense to be recognized in future periods. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest, except for the limited number of market based awards under long term incentive plans.  If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating income, net income and net income per share.

Consolidated Results of Operations

The following table sets forth the percentage of total revenue of certain items in the Consolidated Results of Operations. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2013	2012	2011
Revenue	100%	100%	100%
Cost of revenue	33%	30%	32%
Gross profit	67%	70%	68%
Operating expenses:
Research and development expense	21%	21%	19%
Selling, general and administrative expense	41%	36%	34%
Amortization of acquired intangible assets	2%	2%	1%
Restructuring	1%	—%	—%
Total operating expenses	65%	59%	55%
Income from operations	2%	11%	13%
Interest expense from long-term debt	—%	—%	—%
Other income, net	3%	—%	—%
Income taxes	(2)%	(5)%	(5)%
Net income	3%	6%	8%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Variance	Variance (%)
	(dollars in thousands)
Revenue	$213,423	$202,582	$10,841	5%
Gross profit	$143,626	$142,574	$1,052	1%
Gross margin percentage	67%	70%	(3)%	N/A
Operating expenses	$138,859	$119,858	$19,001	16%
Operating income	$4,767	$22,716	$(17,949)	(79)%
Net income	$7,096	$12,407	$(5,311)	(43)%

Revenue. Total revenue increased to $213.4 million for the year ended December 31, 2013 from $202.6 million in 2012. The increase was primarily attributable to an increase of $5.8 million in royalty revenue and $3.9 million in other revenue.  The increase in royalty revenue was driven by our partners continued menu expansion and increased utilization of our partners’ assays on our technology.  The increase in other revenue was driven by our our contracts with the U.S. government and our development agreement with Merck. In addition, system revenue increased from $31.1 million in 2012 to $31.8 million in 2013.  We sold 1,078 multiplexing analyzers in 2013, which included 495 of our MAGPIX systems as compared to 981 multiplexing analyzers sold in 2012, which included 420 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 10,737 as of December 31, 2013.  Also included in system revenue for 2013 were sales of 45 automated punching systems compared to 68 in 2012.

A breakdown of revenue for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012	Variance	Variance (%)
	(dollars in thousands)
System sales	$31,786	$31,083	$703	2%
Consumable sales	48,540	48,012	528	1%
Royalty revenue	36,950	31,160	5,790	19%
Assay revenue	74,101	75,020	(919)	(1)%
Service revenue	8,939	8,079	860	11%
Other revenue	13,107	9,228	3,879	42%
	$213,423	$202,582	$10,841	5%

We continue to have revenue concentration in a limited number of customers. In 2013, the top five customers, by revenue, accounted for 54% of total revenue down from 63% of total revenue in 2012.  In particular, three customers accounted for 43% of 2013 total revenue (18%, 16% and 9%, respectively) down from 51% of 2012 total revenue (19%, 24% and 8% respectively). No other customer accounted for more than 10% of total revenue in 2013. As expected, and resulting from our focus on selling directly to the end user, customer concentration in the ARP segment has declined. See the segment discussions that follow on pages 48-54 for additional revenue discussion.

Gross Profit. Gross profit increased to $143.6 million for the year ended December 31, 2013, as compared to $142.6 million for the year ended December 31, 2012. Gross margin (gross profit as a percentage of total revenue) was 67% for the year ended December 31, 2013, down from 70% for the year ended December 31, 2012.  Gross margin was lower in 2013 primarily as a result of the inclusion of $2.6 million of impairment of inventory related to our restructuring plan focused on our Newborn Screening Group and our Brisbane, Australia office. Additionally, concentration of sales in our higher margin items (assays, consumables and royalties) was modestly lower than in the prior year, representing 75% of revenue for the year ended December 31, 2013 compared to 76% for the year ended December 31, 2012. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $45.0 million for the year ended December 31, 2013 from $43.0 million for the year ended December 31, 2012, but remained flat as a percentage of revenue, at 21% in both 2013 and 2012.  The increase in expense was primarily associated with (i) the development of a new version of our multiplex PCR technology and (ii) our sample-to-answer instrumentation and assays. Our current expectation is for research and development expenses to decrease modestly as a percentage of total revenue in 2014.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $87.3 million for the year ended December 31, 2013 from $72.6 million for 2012.  The increase was primarily attributable to an expense of $7.0 million related to the termination of our molecular diagnostics distribution agreements effective as of the first quarter of 2013, an increase of our allowance for bad debts of $3.9 million related to all of the receivables from Natural Molecular Testing Corporation (NMTC) that filed for Chapter 11 bankruptcy on October 21, 2013 and additional infrastructure and personnel and related expenses focused on our direct sales channels. Selling, general and administrative headcount at December 31, 2013 was 281 as compared to 259 at December 31, 2012. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, increased to 41% in 2013 compared to 36% in 2012.

Restructuring costs. We recorded total pre-tax restructuring charges of $5.0 million in 2013. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $2.6 million, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash impairment of intangible assets, fixed assets and certain employee separation costs, $2.4 million, was recorded to restructuring costs in our ARP segment operating expenses. As a result of the organizational change, the Company eliminated approximately 5% of its workforce.

Other Income, net. Other income, net increased to $6.7 million for the year ended December 31, 2013 from $0.3 million for the year ended December 31, 2012 due to the liquidation of our minority interest in a private company, which resulted in a gain of $5.4 million and a reduction in the contingent consideration liability established in connection with the 2012 acquisition of GenturaDx from $1.4 million to $0 during 2013.

Income taxes. Income tax expense decreased to $4.3 million for the year ended December 31, 2013 from $10.4 million for the year ended December 31, 2012 primarily due to decreased profitability in the U.S. during 2013.  Our effective tax rate for the year ended December 31, 2013 was 38% compared to 46% for the year ended December 31, 2012.  The decrease in our effective tax rate in 2013 is primarily a function of the decrease in the proportion of taxable income attributable to the U.S., an extension of the the U.S. federal research and experimentation tax credit in 2013, and an increase in the taxable losses in our foreign jurisdictions for which no income tax benefit is recognized.  Our foreign earnings are generally taxed at lower rates than in the United States.  We continue to assess our business model and its impact in various tax jurisdictions.

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

A breakdown of revenue for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
	2012	2011	Variance	Variance (%)
	(dollars in thousands)
System sales	$31,083	$35,901	$(4,818)	(13)%
Consumable sales	48,012	55,457	(7,445)	(13)%
Royalty revenue	31,160	29,205	1,955	7%
Assay revenue	75,020	48,670	26,350	54%
Service revenue	8,079	7,444	635	9%
Other revenue	9,228	7,662	1,566	20%
	$202,582	$184,339	$18,243	10%

We had revenue concentration in a limited number of customers, as the top five customers, by revenue, accounted for 63% of total revenue in 2012 up from 61% of total revenue in 2011.  In particular, three customers accounted for 51% of 2012 total revenue (24%, 19% and 8%, respectively) up from 50% of 2011 total revenue (30%, 10% and 10%, respectively).  The increase was primarily attributable to the increase in sales of our assay products.  No other customer accounted for more than 10% of total revenue in 2012.  See the segment discussions that follow on pages 48-54 for additional revenue discussion.

Gross Profit. Gross profit increased to $142.6 million for the year ended December 31, 2012, as compared to $125.5 million for the year ended December 31, 2011. Gross margin (gross profit as a percentage of total revenue) was 70% for the year ended December 31, 2012, up from 68% for the year ended December 31, 2011.  Our gross margin is highly dependent upon the mix of revenue components, and our 2012 gross margin was impacted by the high concentration of sales in our higher margin items (assays, consumables and royalties), which represented 76% of revenue for the year ended December 31, 2012 compared to 72% for the year ended December 31, 2011. Additionally, gross margin was lower in 2011 as a result of the inclusion of a $3.3 million incremental expense from recording the LMA inventory acquired at fair value on the date of acquisition in 2011.

Research and Development Expense. Research and development expense increased to $43.0 million for the year ended December 31, 2012 from $35.4 million for the year ended December 31, 2011. As a percentage of revenue, research and development expense increased to 21% in 2012 compared to 19% in 2011.  The increase was primarily attributable to our acquisitions of LMA in June 2011 and GenturaDx in July 2012, including $0.9 million of acquisition related costs, and increases in materials, clinical trial costs and additional personnel costs associated with the addition of employees and contract employees resulting from increased activity in our ARP segment related to the expansion of our product portfolio.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $72.6 million for the year ended December 31, 2012 from $62.9 million for 2011.  The increase was primarily attributable to $3.4 million of acquisition related costs resulting from the purchase of GenturaDx in July 2012, and additional personnel costs and rent, utility and depreciation expenses associated with the addition of employees, growth in our marketing efforts to support our global initiatives and expansion of our facilities and technology infrastructure. As anticipated when we completed the acquisition of GenturaDx, in the fourth quarter of 2012, we ceased using the Hayward, California facility, whose operating lease commitment was acquired under the GenturaDx acquisition in July 2012, and therefore accrued a liability of approximately $850,000 based upon the estimated fair value of the costs that will continue to be incurred under the lease, including an estimate of sublease rental income. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, increased to 36% in 2012 compared to 34% in 2011.

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

Segment Results of Operations

Technology and Strategic Partnerships Segment

Selected financial data for the year ended December 31, 2013 and 2012 of our TSP segment is as follows:

	Year Ended December 31,
	2013	2012	Variance	Variance (%)
	(dollars in thousands)
Revenue	$132,023	$121,032	$10,991	9%
Gross profit	$86,461	$83,288	$3,173	4%
Gross margin percentage	65%	69%	(4)%	N/A
Operating expenses	$52,700	$55,459	$(2,759)	(5)%
Operating income	$33,761	$27,829	$5,932	21%

Revenue. Total TSP segment revenue increased 9% to $132.0 million for the year ended December 31, 2013 from $121.0 million in 2012.  The increase in TSP segment revenue was primarily attributable to an increase in royalty revenue of $6.0 million, increased system revenue of $2.2 million and an increase of $1.3 million in other revenue.

A breakdown of revenue in the TSP segment for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012	Variance	Variance (%)
	(dollars in thousands)
System sales	$30,127	$27,890	$2,237	8%
Consumable sales	48,344	47,655	689	1%
Royalty revenue	36,803	30,852	5,951	19%
Service revenue	8,343	7,523	820	11%
Other revenue	8,406	7,112	1,294	18%
	$132,023	$121,032	$10,991	9%

The top five customers, by revenue, accounted for 63% of total TSP segment revenue in 2013 compared to 64% in 2012.  In particular, three customers accounted for 52% of total TSP segment revenue in the year ended December 31, 2013 (27%, 14% and 11%, respectively).  For comparative purposes, these same three customers accounted for 55% of total TSP segment revenue (28%, 14% and 13%, respectively) in the year ended December 31, 2012.  No other customer accounted for more than 10% of total TSP segment revenue during 2013.

Revenue from the sale of systems and peripheral components increased 8% to $30.1 million for the year ended December 31, 2013 from $27.9 million for the year ended December 31, 2012, due to the increase in the total multiplexing analyzer placements as the TSP segment sold 1,072 of the 1,078 total multiplexing analyzers sold in 2013 as compared to 960 in 2012.  For the year ended December 31, 2013, five of our partners accounted for 894, or 83%, of total TSP segment multiplexing analyzers sold.  Five of our partners accounted for 801, or 83%, of total TSP segment multiplexing analyzers sold for the year ended December 31, 2012.

Consumable sales, comprised of microspheres and sheath fluid, increased 1% to $48.3 million during 2013 from $47.7 million in 2012.   During the year ended December 31, 2013, we had 74 bulk purchases of consumables totaling approximately $38.8 million (80% of total TSP segment consumable revenue), ranging from $0.1 million to $4.3 million, as compared with 70 bulk purchases totaling approximately $38.1 million (80% of total TSP segment consumable revenue), in the year ended December 31, 2012.  The increase in bulk purchases is the primary driver to the increase in consumable revenue from the prior year.  Partners who reported royalty bearing sales accounted for $38.4 million, or 79%, of TSP segment consumable sales for the year ended December 31, 2013 compared to $35.0 million, or 73%, of the total consumable sales for the year ended December 31, 2012.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased 19% to $36.8 million for the year ended December 31, 2013 from $30.9 million for the year ended December 31, 2012.  We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners. For the year ended December 31, 2013, we had 51 commercial partners submit royalties as compared with 41 for the year ended December 31, 2012.  Total royalty bearing sales reported to us by our partners were $443.5 million for the year ended December 31, 2013 as compared to $397.8 million for the year ended December 31, 2012.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract, increased 11% to $8.3 million during 2013 from $7.5 million in 2012.  This increase is attributable to increased penetration of the expanded installed base. At December 31, 2013, we had 1,516 Luminex systems covered under extended service agreements and $3.8 million in deferred revenue related to those contracts. At December 31, 2012, we had 1,379 Luminex systems covered under extended service agreements and $3.3 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees and grant revenue, increased 18% to $8.4 million for the year ended December 31, 2013 compared to $7.1 million for the year ended December 31, 2012.  This increase is primarily the result of payments related to minimum purchase obligations.

Gross Profit. The gross margin (gross profit as a percentage of total revenue) for the TSP segment decreased to 65% for the year ended December 31, 2013 from 69% for the year ended December 31, 2012.  The decrease in gross margin was primarily the result of mix in systems sales and modest increases in the fixed cost components of our consumables and our manufacturing and service activities. Gross profit for the TSP segment increased to $86.5 million for the year ended December 31, 2013, as compared to $83.3 million for the year ended December 31, 2012.

Research and development expense. Research and development expense decreased to $12.2 million, or 9% of TSP segment revenue, for the year ended December 31, 2013 from $15.1 million, or 12% of TSP segment revenue, for the year ended December 31, 2012.  The focus of our TSP segment research and development activities on continued refinement of our systems, software and reagents to meet the evolving needs of the marketplace including the addition of more automated solutions for assay performance, remains consistent with the prior year period. The decrease in TSP segment research and development expense is primarily the result of some resources previously focused on TSP segment pipeline activities being prioritized towards development activities within our ARP segment.

Reclassifications. The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclasses include $12.7 million of TSP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment selling, general and administrative expenses for the year ended December 31, 2012.

Selling, general and administrative expense. Selling, general and administrative expense increased to $40.5 million for the year ended December 31, 2013 from $40.4 million in 2012.  Notwithstanding the absolute dollar increase, as a percentage of TSP segment revenue, selling, general and administrative expense declined to 31% in 2013 from 33% in 2012. The modest increase in expense was primarily related to the addition of employees and the associated additional personnel costs, increased marketing services and rent, utility and depreciation expenses associated with expansion of our facilities, offset slightly by a decrease in incentive compensation based on current year financial performance.

Selected financial data for the year ended December 31, 2012 and 2011 of our TSP segment is as follows:

	Year Ended December 31,
	2012	2011	Variance	Variance (%)
	(dollars in thousands)
Revenue	$121,032	$127,779	$(6,747)	(5)%
Gross profit	$83,288	$90,987	$(7,699)	(8)%
Gross margin percentage	69%	71%	(2)%	N/A
Operating expenses	$55,459	$48,522	$6,937	14%
Operating income	$27,829	$42,465	$(14,636)	(34)%

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

A breakdown of revenue in the TSP segment for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
	2012	2011	Variance	Variance (%)
	(dollars in thousands)
System sales	$27,890	$30,071	$(2,181)	(7)%
Consumable sales	47,655	55,159	(7,504)	(14)%
Royalty revenue	30,852	28,926	1,926	7%
Service revenue	7,523	6,880	643	9%
Other revenue	7,112	6,743	369	5%
	$121,032	$127,779	$(6,747)	(5)%

The top five customers, by revenue, accounted for 64% of total TSP segment revenue in 2012 compared to 68% in 2011.  In particular, three customers accounted for 55% of total TSP segment revenue in the year ended December 31, 2012 (28%, 14% and 13%, respectively).  For comparative purposes, these same three customers accounted for 58% of total TSP segment revenue (33%, 14% and 11%, respectively) in the year ended December 31, 2011.  The decrease in percentage of total revenue represented by our three largest customers was primarily the result of the lower dollar amount of bulk purchases by one of our largest customers.  No other customer accounted for more than 10% of total TSP segment revenue during 2012.

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

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased 7% to $30.9 million for the year ended December 31, 2012 from $28.9 million for the year ended December 31, 2011.  We believe this was primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. For the year ended December 31, 2012, we had 41 commercial partners submit royalties as compared with 43 for the year ended December 31, 2011.  Additionally, the 41 partners from whom we recognized $30.9 million in royalties in 2012 represented approximately $28.7 million of the total royalties in 2011, an increase of approximately 7% over their prior year payments.  Total royalty bearing sales reported to us by our partners were $397.8 million for the year ended December 31, 2012 as compared to $384.0 million for the year ended December 31, 2011.

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

Other revenue, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and grant revenue, increased 5% to $7.1 million for the year ended December 31, 2012 compared to $6.7 million for the year ended December 31, 2011.  This increase was primarily the result of increased grant revenue, offset by decreased parts sales.

Gross Profit. The gross margin (gross profit as a percentage of total revenue) for the TSP segment decreased to 69% for the year ended December 31, 2012 from 71% for the year ended December 31, 2011.  The decrease was the result of a slightly lower concentration of consumable and royalty sales (our highest margin items) and the addition of resources, technology and infrastructure to improve our worldwide logistics.  Consumables and royalties comprised $78.5 million, or 65%, of TSP segment revenue for the year ended December 31, 2012 and $84.1 million, or 66%, for the year ended December 31, 2011.  Gross profit for the TSP segment decreased to $83.3 million for the year ended December 31, 2012, as compared to $91.0 million for the year ended December 31, 2011.

Research and development expense. Research and development expense increased to $15.1 million for the year ended December 31, 2012 from $12.8 million for the year ended December 31, 2011.  The increase in TSP segment research and development expense was primarily attributable to increases in materials and additional personnel costs associated with increased activity related to product development. The focus of our TSP segment research and development activities, on continued refinement of our systems and software to meet the evolving needs of the marketplace including the addition of more automated solutions for assay performance, was consistent with the prior year.

Reclassifications. The Company reclassified certain 2012 and 2011 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclasses include $12.7 million and $12.4 million of TSP segment selling, general and administrative expenses and the related headcount reclassed to ARP segment selling, general and administrative expenses for the years ended December 31, 2012 and 2011, respectively.

Selling, general and administrative expense. Selling, general and administrative expense increased to $40.4 million for the year ended December 31, 2012 from $35.7 million for 2011.  The increase was primarily related to the addition of employees and increased technology infrastructure costs to help ensure that our technology enables us to maintain financial accuracy and operational effectiveness and additional personnel costs and rent, utility and depreciation expenses associated with expansion of our facilities.   TSP segment employees and contract employees increased to 161 at December 31, 2012 from 125 at December 31, 2011.

Assays and Related Products Segment

Selected financial data for the year ended December 31, 2013 and 2012 of our ARP segment is as follows:

	Year Ended December 31,
	2013	2012	Variance	Variance (%)
	(dollars in thousands)
Revenue	$81,400	$81,550	$(150)	—%
Gross profit	$57,165	$59,286	$(2,121)	(4)%
Gross margin percentage	70%	73%	(3)%	N/A
Operating expenses	$86,159	$64,399	$21,760	34%
Operating income	$(28,994)	$(5,113)	$(23,881)	467%

A breakdown of revenue in the ARP segment for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012	Variance	Variance (%)
	(dollars in thousands)
System sales	$1,659	$3,193	$(1,534)	(48)%
Consumable sales	196	357	(161)	(45)%
Royalty revenue	147	308	(161)	(52)%
Assay revenue	74,101	75,020	(919)	(1)%
Service revenue	596	556	40	7%
Other revenue	4,701	2,116	2,585	122%
	$81,400	$81,550	$(150)	—%

Revenue. Total ARP segment revenue decreased to $81.4 million for the year ended December 31, 2013 from $81.6 million in 2012. The decrease in revenue was primarily attributable to an increase of $2.6 million in other revenue, offset by a decrease of $1.5 million in system revenue and a $0.9 million decrease in assay revenue. The growth in other revenue was driven by our development agreements with Merck and U.S. government agencies. Our ARP segment sold six multiplexing analyzers and 45 automated punching systems during the year ended 2013 compared to 21 multiplexing analyzers and 68 automated punching systems in 2012. We anticipate that our increased focus on direct sales will drive the placement of reagent rental multiplexing analyzer systems in lieu of multiplexing analyzer system sales to distributors. The modest decline in assay revenue is driven primarily by decreased infectious disease assay sales.  Infectious disease testing and genetic testing assays represented 67% and 33%, respectively, of total assay revenue in both 2013 and 2012. For the year ended December 31, 2013, direct assay sales comprised 97% of total assay sales compared to 72% for the year ended December 31, 2012.  In 2013 we focused more resources on our direct sales channels which resulted in less reliance on our distributors. The top customer in 2013 accounted for 44% of total ARP segment revenue compared to 45% of total ARP segment revenue in 2012. No other customer accounted for more than 10% of total ARP segment revenue in 2013. In 2012, before our focus on selling directly to the end user, the second and third largest customers represented 18% and 9%, respectively of total ARP segment revenue.

Gross profit. The gross margin for the ARP segment decreased to 70% in 2013 from 73% in 2012. Gross profit for the ARP segment decreased to $57.2 million in 2013, from $59.3 million in 2012. The decrease in gross margin was primarily the result of the $2.6 million impairment of inventory and other assets related to our restructuring plan focused on our Newborn Screening Group, partially offset by a $1.0 million milestone payment attributable to our development agreement with Merck.

Research and development expense. Research and development expense increased to $32.9 million for 2013 from $27.9 million for 2012. The increase in ARP segment research and development expenses was primarily the result of the development of our next generation sample-to-answer platform for our MultiCode-RTx technology. The focus of our ARP segment research and development activities on continued development of our pipeline products and technologies remains consistent with the prior year. Research and development employees and contract employees of the ARP segment increased to 151 at December 31, 2013 from 120 at December 31, 2012, primarily as a result of some resources previously focused on TSP segment pipeline activities being prioritized towards development activities within our ARP segment.

Reclassifications. The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclassifications include $2.1 million of ARP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment research and development expenses for the year ended December 31, 2012 and $12.7 million of TSP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment selling, general and administrative expenses for the year ended December 31, 2012.

Selling, general and administrative expense. Selling, general and administrative expense, including the amortization of acquired intangibles, increased to $50.9 million in 2013 from $36.5 million in 2012.  The increase in selling, general, and administrative expenses is primarily the result of the termination of our molecular diagnostics distribution agreements and the related expense of $7.0 million, an increase of our allowance for bad debts of $3.9 million related to all of the aging receivables from Natural Molecular Testing Corporation (NMTC) that filed for Chapter 11 bankruptcy on October 21, 2013; and additional infrastructure and personnel focused on our direct sales channels, offset slightly by a decrease in incentive compensation based on current year financial performance.

Restructuring costs. We recorded total pre-tax restructuring charges of $5.0 million in the year ended December 31, 2013. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $2.6 million, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash impairment of intangible assets, fixed assets and certain employee separation costs, $2.4 million, was recorded to restructuring costs in our ARP segment operating expenses. As a result of the organizational change, the Company eliminated approximately 5% of its workforce.

Selected financial data for the year ended December 31, 2012 and 2011 of our ARP segment is as follows:

	Year Ended December 31,
	2012	2011	Variance	Variance (%)
	(dollars in thousands)
Revenue	$81,550	$56,560	$24,990	44%
Gross profit	$59,286	$34,503	$24,783	72%
Gross margin percentage	73%	61%	12%	N/A
Operating expenses	$64,399	$53,125	$11,274	21%
Operating income	$(5,113)	$(18,622)	$13,509	(73)%

A breakdown of revenue in the ARP segment for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
	2012	2011	Variance	Variance (%)
	(dollars in thousands)
System sales	$3,193	$5,830	$(2,637)	(45)%
Consumable sales	357	298	59	20%
Royalty revenue	308	279	29	10%
Assay revenue	75,020	48,670	26,350	54%
Service revenue	556	564	(8)	(1)%
Other revenue	2,116	919	1,197	130%
	$81,550	$56,560	$24,990	44%

Revenue. Total ARP segment revenue increased 44% to $81.6 million for the year ended December 31, 2012 from $56.6 million in 2011. The increase in revenue was primarily attributable to a $26.4 million increase in assay revenue, driven primarily by the growth in our infectious disease assay products.  Our assay products are currently divided into two distinct categories: infectious disease testing and genetic testing, which represented 67% and 33%, respectively, of total assay revenue in 2012 as compared to 45% and 55% in 2011, respectively. The shift towards infectious disease testing was primarily due to the increase in MultiCode based assay sales, which were predominantly infectious disease testing, and the growth in sales of GPP. For the year ended December 31, 2012, direct assay sales comprised 72% of total assay sales compared to 61% for the year ended December 31, 2011.  The top five customers, by revenue, accounted for 76% of total revenue in 2012 compared to 74% in 2011.  In particular, the top three customers in 2012 accounted for 72% of total revenue (45%, 18% and 9%, respectively) compared to the top three customers of 2011 which accounted for 65% of total revenue (31%, 24% and 10%, respectively).  No other customers accounted for more than 10% of total ARP segment revenue during 2012.  Our ARP segment sold 21 multiplexing analyzers and 68 automated punching systems during the year ended 2012 compared to 11 multiplexing analyzers and 144 automated punching systems in 2011.  The decline in sales of automated punching systems was primarily the result of the unpredictable nature of activities in the world surrounding major forensic events; for example, the Japanese tsunami in 2011. Other revenue includes shipping revenue, training revenue, contract research and development fees and commercial milestone revenue.

Gross profit. The gross margin for the ARP segment increased to 73% in 2012 from 61% in 2011. Gross profit for the ARP segment increased to $59.3 million in 2012, as compared to $34.5 million in 2011. The increase in gross profit margin in 2012 was primarily attributable to increased sales of high margin assays, the decreased contribution from system sales, and the inclusion of a $3.3 million expense from recording the LMA inventory acquired at fair value on the date of acquisition in the prior year.

Research and development expense. Research and development expense increased to $27.9 million in 2012 from $22.6 million in 2011. The increase in ARP segment research and development expenses was primarily the result of increases in materials and additional personnel costs associated with the addition of employees resulting from increased activity related to product development, including clinical trials costs, together with the inclusion of $4.0 million of GenturaDx’s research and development expenses in the 2012 results.  Research and development employees and contract employees of the ARP segment increased to 120 at December 31, 2012 from 104 at December 31, 2011, primarily due to employees added by the biodefense group and through the acquisition of GenturaDx.

Reclassifications. The Company reclassified certain 2012 and 2011 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclassifications include $2.1 million and $2.0 million of ARP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment research and development expenses for the years ended December 31, 2012 and 2011, respectively. Additionally, $12.7 million and $12.4 million of TSP segment selling, general and administrative expenses and the related headcount were reclassified to ARP segment selling, general and administrative expenses for the years ended December 31, 2012 and 2011, respectively.

Selling, general and administrative expense. Selling, general and administrative expense, including the amortization of acquired intangibles, increased to $36.5 million for 2012 from $30.5 million for 2011 but decreased as a percentage of revenue to 45% of ARP segment revenue in 2012 from 54% of ARP segment revenue in 2011.  The increase in selling, general, and administrative expenses is primarily due to the inclusion of the GenturaDx acquisition related costs of $3.4 million and ongoing selling, general and administrative expenses, the inclusion of LMA for the entire year ended December 31, 2012, strategic study consulting costs and the expansion of the biodefense group. Additionally, in the fourth quarter of 2012, we ceased using the Hayward, California facility, whose operating lease commitment was acquired under the GenturaDx acquisition in July 2012, and accrued a liability of approximately $850,000 based upon the estimated fair value of the costs that will continue to be incurred under the lease, including an estimate of sublease rental income.

Liquidity and Capital Resources

	December 31, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$67,924	$42,789
Short-term investments	4,517	13,607
Long-term investments	—	3,000
	$72,441	$59,396

At December 31, 2013, we held cash, cash equivalents and short-term investments of $72.4 million and had working capital of $117.9 million. At December 31, 2012, we held cash, cash equivalents and short-term and long-term investments of $59.4 million and had working capital of $101.0 million.  Cash, cash equivalents and investments increased by $13.0 million during the year ended December 31, 2013.  The increase in cash, cash equivalents and investments from the prior year is primarily attributable to strong operating cash flows, coupled with $8.7 million in proceeds from the Company's employee stock purchase plan and stock option exercises and $9.6 million in proceeds from the sale of of our minority interest investment in a private company, which funded the majority of our stock repurchases of $14.6 million and capital expenditures of $18.1 million.

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

Cash provided by operations was $26.9 million for the year ended December 31, 2013 as compared with cash provided by operations of $24.3 million for the year ended December 31, 2012.  Cash provided by investing activities was $2.7 million for the year ended December 31, 2013 as compared with cash used in investing activities of $28.4 million for 2012.  The change in cash flows of investing activities was primarily attributable to the $48.2 million expended on our GenturaDx acquisition in 2012 and $9.5 million in proceeds received from the sale of our minority interest investment in a private company in the current year, offset by a decrease in the net sales of our available-for-sale securities of $20.0 million and an increase of $8.3 million in purchases of property and equipment in 2013 as compared to 2012. Currently, exclusive of changes in available-for-sale securities, we expect cash used in investing activities to be primarily for purchases of property and equipment, additional cost-method investments and continued strategic investments or acquisitions.

Cash used by financing activities decreased to $4.4 million for the year ended December 31, 2013, from $11.5 million for the year ended December 31, 2012, primarily attributable a decrease in stock repurchases of $6.4 million together with an increase of $4.7 million in proceeds from the Company's employee stock purchase plan and stock option exercises offset by a decrease in excess income tax benefit from employee stock-based awards of $3.9 million in 2013 as compared to 2012.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of our ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2014.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected ordinary course liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) signing partnership agreements which include significant up front license fees, (iv) our stock repurchase program from time to time and (v) entering into strategic investment or acquisition agreements requiring significant cash consideration.  See also the “Safe Harbor Cautionary Statement” and Item 1A “Risk Factors” above.

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

Debt

On December 12, 2003, Tm Bioscience entered into an agreement with the Ministry of Industry of the government of Canada under which the government agreed to invest up to Canadian (Cdn) $7.3 million relating to the development of several genetic tests.  This agreement was amended in March 2009.  Funds were advanced from Technology Partnerships Canada (TPC), a special operating program.  The actual payments we received were predicated on eligible expenditures made during the project period, which ended July 31, 2008. We  have received Cdn $4.9 million from TPC, which is expected to be repaid along with approximately Cdn $1.6 million of imputed interest for a total of approximately Cdn $6.5 million.

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

Contractual Obligations

As of December 31, 2013, we had approximately $18.8 million in non-cancellable obligations for the next 12 months.  These obligations are included in our estimated cash usage during 2014.  The following table reflects our total current non-cancellable obligations by period as of December 31, 2013 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancellable rental obligations	$18,917	$4,773	$5,609	$3,019	$5,516
Non-cancellable purchase obligations (1)	12,071	10,477	495	499	600
Long-term debt obligations (2)	1,663	1,194	469	—	—
Capital lease obligations	346	170	176	—	—
Severance and retention bonus obligations	267	267	—	—	—
Minimum royalty commitments (3)	266	39	52	53	122
Software license obligations	1,290	1,290	—	—	—
Insurance premiums	615	615	—	—	—
Total (4)	$35,435	$18,825	$6,801	$3,571	$6,238

(1)
Purchase obligations include contractual arrangements in the form of purchase orders primarily as a result of normal inventory purchases or minimum payment obligations resulting when minimum purchase commitments are not met.

(2)
We have agreed to repay the long term TPC debt obligations through a royalty on revenues.  Repayments denominated in U.S. dollars are currently projected to be as shown in the table above.  The amount due within one year, as shown in the table above, is our estimated repayment amount based on the sales for the full year 2013.

(3)	Amounts represent minimum royalties due on net sales of products incorporating licensed technology and subject to a minimum annual royalty payment.

(4)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at December 31, 2013, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore, $2.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above.  See Note 13 to the Consolidated Financial Statements for a discussion on income taxes.

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

Recent Accounting Pronouncements
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term and long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at December 31, 2013 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of December 31, 2013, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $388,000 on foreign currency denominated asset and liability balances as of December 31, 2013. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not currently material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $385,000 was included in determining our consolidated results for the year ended December 31, 2013.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Luminex Corporation

We have audited Luminex Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Luminex Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Luminex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luminex Corporation as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Luminex Corporation and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Luminex Corporation

We have audited the accompanying consolidated balance sheets of Luminex Corporation (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 26, 2014

LUMINEX CORPORATION CONSOLIDATED BALANCE SHEET (In thousands, except share and per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$67,924	$42,789
Short-term investments	4,517	13,607
Accounts receivable (net of allowance for doubtful accounts of $4,579 and $444 at December 31, 2013 and 2012, respectively)	30,948	33,273
Inventories, net	30,487	29,937
Deferred income taxes	7,265	4,783
Prepaids and other	5,229	4,388
Total current assets	146,370	128,777
Property and equipment, net	32,793	26,229
Intangible assets, net	60,295	65,218
Deferred income taxes	11,913	14,360
Long-term investments	—	3,000
Goodwill	50,738	51,128
Other	3,937	8,463
Total assets	$306,046	$297,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,698	$9,650
Accrued liabilities	11,624	12,866
Deferred revenue	4,980	4,134
Current portion of long-term debt	1,194	1,138
Total current liabilities	28,496	27,788
Long-term debt	463	1,702
Deferred revenue	2,482	2,933
Other	4,985	5,085
Total liabilities	36,426	37,508
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,133,653 shares at December 31, 2013; 40,824,932 shares at December 31, 2012	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	296,931	293,392
Accumulated other comprehensive income	419	1,101
Accumulated deficit	(27,771)	(34,867)
Total stockholders' equity	269,620	259,667
Total liabilities and stockholders' equity	$306,046	$297,175

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$213,423	$202,582	$184,339
Cost of revenue	69,797	60,008	58,849
Gross profit	143,626	142,574	125,490
Operating expenses:
Research and development	45,041	42,989	35,391
Selling, general and administrative	87,301	72,626	62,881
Amortization of acquired intangible assets	4,099	4,243	3,375
Restructuring costs	2,418	—	—
Total operating expenses	138,859	119,858	101,647
Income from operations	4,767	22,716	23,843
Interest expense from long-term debt	(76)	(198)	(308)
Other income, net	6,733	262	394
Income before income taxes	11,424	22,780	23,929
Income taxes	(4,328)	(10,373)	(9,455)
Net income	$7,096	$12,407	$14,474
Other comprehensive income:
Foreign currency translation adjustments	(681)	144	(79)
Unrealized losses on available-for-sale securities, net of tax	(1)	(27)	(87)
Other comprehensive (loss) income	(682)	117	(166)
Comprehensive income	$6,414	$12,524	$14,308
Net income per share, basic	$0.17	$0.30	$0.35
Shares used in computing net income per share, basic	40,799	40,927	41,262
Net income per share, diluted	$0.17	$0.30	$0.34
Shares used in computing net income per share, diluted	41,986	41,884	42,537

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$7,096	$12,407	$14,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,922	14,364	11,887
Stock-based compensation	9,221	9,915	11,417
Deferred income tax benefit (expense)	551	2,699	(592)
Excess income tax benefit from employee stock-based awards	(2,569)	(6,457)	(7,614)
Gain on sale of assets	(5,173)	—	—
Non-cash restructuring charges	4,137	—	—
Other	(1,209)	1,157	232
Changes in operating assets and liabilities:
Accounts receivable, net	2,346	(10,267)	(899)
Inventories, net	(3,005)	(5,346)	4,783
Other assets	(1,470)	(617)	(1,279)
Accounts payable	962	3,286	(2,680)
Accrued liabilities	(324)	3,463	9,324
Deferred revenue	417	(321)	(763)
Net cash provided by operating activities	26,902	24,283	38,290
Cash flows from investing activities:
Purchases of available-for-sale securities	(10,005)	(14,987)	(47,743)
Sales and maturities of available-for-sale securities	22,128	47,117	33,753
Purchases of property and equipment	(18,088)	(9,767)	(9,554)
Business acquisition consideration, net of cash acquired	—	(48,199)	(33,914)
Purchase of cost-method investment	—	(1,000)	(2,000)
Proceeds from sale of assets and investments	9,598	—	—
Acquired technology rights	(930)	(1,592)	(1,857)
Net cash provided by (used in) investing activities	2,703	(28,428)	(61,315)
Cash flows from financing activities:
Payments on debt	(1,105)	(1,025)	(885)
Proceeds from issuance of common stock	8,677	4,022	3,543
Payments for stock repurchases	(14,556)	(20,916)	(18,340)
Excess income tax benefit from employee stock-based awards	2,569	6,457	7,614
Net cash used in financing activities	(4,415)	(11,462)	(8,068)
Effect of foreign currency exchange rate on cash	(55)	114	(112)
Change in cash and cash equivalents	25,135	(15,493)	(31,205)
Cash and cash equivalents, beginning of year	42,789	58,282	89,487
Cash and cash equivalents, end of year	$67,924	$42,789	$58,282

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2010	41,245,033	$41	$295,422	$1,150	$(61,748)	$234,865
Exercise of stock options	304,125	1	3,543	—	—	3,544
Issuances of restricted stock, net of shares withheld for taxes	312,101	—	(2,486)	—	—	(2,486)
Stock compensation	—	—	11,417	—	—	11,417
Repurchase and retirement of common stock	(892,302)	(1)	(18,340)	—	—	(18,341)
Net income	—	—	—	—	14,474	14,474
Tax benefits associated with options	—	—	7,548	—	—	7,548
Foreign currency translation adjustments	—	—	—	(79)	—	(79)
Other	—	—	—	(87)	—	(87)
Balance at December 31, 2011	40,968,957	$41	$297,104	$984	$(47,274)	$250,855
Exercise of stock options	486,766	1	3,516	—	—	3,517
Issuances of restricted stock, net of shares withheld for taxes	340,216	—	(3,189)	—	—	(3,189)
Stock compensation	—	—	9,915	—	—	9,915
Repurchase and retirement of common stock	(1,006,303)	(1)	(20,915)	—	—	(20,916)
Issuance of common shares under ESPP	35,296	—	504	—	—	504
Net income	—	—	—	—	12,407	12,407
Tax benefits associated with options	—	—	6,457	—	—	6,457
Foreign currency translation adjustments	—	—	—	144	—	144
Other	—	—	—	(27)	—	(27)
Balance at December 31, 2012	40,824,932	$41	$293,392	$1,101	$(34,867)	$259,667
Exercise of stock options	834,581	1	7,561	—	—	7,562
Issuances of restricted stock, net of shares withheld for taxes	264,555	—	(2,352)	—	—	(2,352)
Stock compensation	—	—	9,214	—	—	9,214
Repurchase and retirement of common stock	(852,483)	(1)	(14,555)	—	—	(14,556)
Issuance of common shares under ESPP	71,226	—	1,102	—	—	1,102
Net income	—	—	—	—	7,096	7,096
Tax benefits associated with options	—	—	2,569	—	—	2,569
Foreign currency translation adjustments	—	—	—	(681)	—	(681)
Other	(9,158)	—	—	(1)	—	(1)
Balance at December 31, 2013	41,133,653	$41	$296,931	$419	$(27,771)	$269,620

 See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Luminex Corporation, the “Company” or “Luminex,” develops, manufactures and sells proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries.  The Company’s xMAP technology, an open architecture, multiplexing technology, allows the Luminex systems to simultaneously perform up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, LEDs, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. The Company’s xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  In addition to the Company's xMAP technology, its other offerings include its proprietary MultiCode technology, used for real-time PCR and multiplexed PCR assays, as well as automation and robotics in the field of dry sample handling.

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

The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclassifications include $2.1 million and $2.0 million of ARP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment research and development expenses for the year ended December 31, 2012 and 2011, respectively. Additionally, $12.7 million and $12.4 million of TSP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment selling, general and administrative expenses for the year ended December 31, 2012 and 2011, respectively. These reclassifications had no effect on the Company's consolidated comprehensive income or stockholders' equity.

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

Fair Value of Financial Instruments

The fair values of financial instruments are determined by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, cost-method investments, long-term investments, accounts payable, accrued liabilities, and long-term debt.  Except for the fair value of the Company’s long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2013 and 2012. See Note 7 for further details concerning fair value measurements and Note 14 for further details concerning the fair value of the Company’s long-term debt.

Supplemental Cash Flow Statement Information (in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash paid during the period for taxes	$1,284	$761	$1,520
Cash paid during the period for interest and penalties	124	171	176
Effect of acquisitions:
Fair value of tangible assets acquired	—	1,682	6,048
Liabilities assumed	—	(1,954)	(164)
Cost in excess of fair value of assets acquired	—	8,292	532
Acquired identifiable intangible assets	—	—	19,681
Deferred tax assets (liabilities), net	—	2,526	7,617
In-process research and development	—	40,100	286
	—	50,646	34,000
Less accrued contingent consideration	—	1,370	—
Less cash and cash equivalents acquired	—	1,077	86
Net cash paid for business acquisition	$—	$48,199	$33,914

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

Thermo Fisher Scientific, Inc., including One Lambda, Inc. acquired in 2012, accounted for 27%, 28% and 33% of the Company’s total TSP segment revenues in 2013, 2012 and 2011, respectively. Bio-Rad Laboratories, Inc. accounted for 15%, 14% and 14% of the Company’s total TSP segment revenues in 2013, 2012 and 2011, respectively.  EMD Millipore accounted for 11%, 13% and 11% of the Company's total TSP segment revenues in 2013, 2012, and 2011, respectively.  LabCorp, including acquired Genzyme Genetics, accounted for 44%, 45%, and 31% of the Company's total ARP segment revenues in 2013, 2012 and 2011, respectively.  Thermo Fisher Scientific, Inc. accounted for 0%, 18% and 24% of the Company’s total ARP segment revenues in 2013, 2012 and 2011, respectively.  Abbott Laboratories accounted for 2%, 9% and 10% of the Company’s total ARP segment revenues in 2013, 2012 and 2011, respectively.  No other customer accounted for more than 10% of total segment revenues in 2013, 2012 or 2011.

Inventories

Inventories, consisting primarily of raw materials and purchased components, are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method. As a developer and manufacturer of high technology medical equipment, the Company may be exposed to a number of economic and industry factors that could result in portions of inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in the Company's markets, ability to meet changing customer requirements, competitive pressures on products and prices, and reliability and replacement of and the availability of key components from suppliers. The Company's policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon the Company's assumptions about future demand for products and market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product expiration or end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining the Company's estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted. If inventory is determined to be overvalued, excess or obsolete, the Company would be required to record impairment charges within cost of goods sold at the time of such determination. Although considerable effort is made to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or expected usage could have a significant negative impact on the value of inventory and the Company's operating results. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value.

Property and Equipment

Property and equipment are carried at cost less accumulated amounts for amortization and depreciation. Property and equipment are typically amortized or depreciated on a straight-line basis over the useful lives of the assets, which range from two to seven years. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvements and equipment.  The Company classifies the carrying value of Luminex xMAP Instruments placed within the reagent rental program and the instruments on loan to customers in property and equipment as "Assets on loan/rental."

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  In accordance with Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350), goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise, on a reporting unit level.  All of the Company's goodwill relates to one reporting unit, our ARP segment, for goodwill impairment testing.  The Company has historically estimated the fair value of our ARP segment reporting unit using a discounted cash flow (DCF) analysis (“step one” analysis) of the Company’s projected future results.  The step one analysis performed by management in the fourth quarter of 2010 indicated the fair value the ARP segment reporting unit was significantly higher than the carrying value. In 2012 and 2011, the Company applies the accounting guidance which allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount (“step zero” analysis). In performing the impairment test in the fourth quarter of 2013, the Company used the "step one" analysis. This analysis requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit.  Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions. The Company's annual test did not result in an impairment charge in 2013 as the estimated fair value of the ARP segment reporting unit continues to exceed the carrying value by a significant enough amount that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under our "step one" analysis. No goodwill impairments were recorded in 2013, 2012 or 2011.

The Company utilizes the income approach based on a DCF analysis to determine fair value estimates, and then uses market comparisons as a reasonability check to ensure that neither the income approach nor the market comparisons yielded significantly different results. The income approach calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate.  The Company's estimates are based on revenue projections by product line, and include judgment based on historical growth and scheduled product approvals by the various governmental authorities.  The Company believes its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The most significant assumptions used in the DCF methodology are the discount rate, based upon the estimated weighted average cost of capital (WACC), and the terminal growth rate, based upon strategic studies the Company commissioned and the Company's internal analysis.  The Company used the following rates in 2013:

Assumptions	2013
WACC	15.0%
Terminal Growth Rate	2.9%

To determine the Company's WACC rate, management performed a peer company analysis and considered the weighted average return on debt and equity, the updated risk-free interest rate, beta, equity risk premium, and entity specific size risk premium.  The Company's analysis yielded an estimated fair value in excess of the carrying value by over 25% for 2013.

Concurrent with the above analysis, management performed a sensitivity analysis based upon reasonably likely changes to determine if the DCF analysis would result in impairment if the following changes were made to management's assumptions:  i) assumed the fair value of the reporting unit was lower by 10% or ii) future revenue was 75% of the Company's projections in the DCF model.  Neither of these sensitivity analyses resulted in an estimated fair value less than the carrying amount of the reporting unit.

Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from 5 to 15 years. As a result of the acquisition of GenturaDx in July 2012, the Company acquired in process research and development of $40.1 million.  In-process research and development will be an indefinite-lived intangible asset until completion or abandonment at which point it will be accounted for as a finite-lived intangible asset or written off if abandoned.

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

Revenue Recognition and Allowance for Doubtful Accounts

Revenue is generated primarily from the sale of the Company’s products and related services, which are primarily support and maintenance services on the Company's systems.  The Company recognizes product revenue at the time the product is shipped provided there is persuasive evidence of an agreement, no right of return exists, the fee is fixed or determinable and collectability is probable.  There is no customer right of return in the Company’s sales agreements.  If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met.

The Company regularly enters into arrangements for system sales that are multiple-element arrangements, including services such as installation and training, and multiple products.   These products or services are primarily delivered within a short time frame, approximately three to six months, of the agreement execution date and can also be performed by one of the Company’s third-party partners.  Based on the terms and conditions of the sale, management believes that these services can be accounted for separately from the delivered system as the delivered products have value to customers on a stand-alone basis.  Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.   Accordingly, the estimated selling price of services or products not yet performed or delivered at the time of system shipment are deferred and recognized as revenue as such services are performed.  The Company has typically been able to determine the selling price of each deliverable in a multiple-element arrangement based on the price for such deliverable when it is sold separately.  If vendor specific objective evidence (VSOE) is not determinable and when third-party evidence is not available, management uses the estimated selling price of a deliverable which is determined based upon the Company’s pricing policies, expected margin of the deliverable, geographical location and information gathered from customer negotiations.

Within the diagnostic portion of the ARP segment, the Company provides systems and certain other hardware to customers through reagent rental agreements under which the customers commit to purchasing minimum quantities of disposable products at a stated price over a defined contract term, which is normally two to three years. Instead of rental payments, the Company recovers the cost of providing the system and other hardware in the amount charged for diagnostic assays and other disposables. Revenue is recognized over the defined contract term as assays and other disposable products are shipped. The depreciation costs associated with the system and other hardware are charged to cost of sales on a straight-line basis over the estimated life of the system. The costs to maintain these instruments in the field are charged to cost of sales as incurred.

Revenue from extended service agreements is deferred and recognized ratably over the term of the agreement.  The Company may also be entitled to milestone payments that are contingent upon achieving a predefined objective. The Company follows the milestone method of recognizing revenue from milestones and milestone payments are recorded as revenue in full upon achievement of the milestone. Revenues from royalties related to agreements with strategic partners are recognized when such amounts are reported to the Company; therefore, the underlying end user sales may be related to prior periods.

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

Product-Related Expenses

The Company provides for the estimated cost of initial product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.  Shipping and handling costs associated with product sales are included in cost of sales. Advertising costs are charged to operations as incurred.  The Company does not have any direct-response advertising.   Advertising expenses, which include trade shows and conventions, were approximately $2.6 million, $2.4 million and $3.1 million for 2013, 2012 and 2011, respectively, and were included in selling, general and administrative expense in the Consolidated Statements of Operations.

Research and Development Costs

Research and development costs are generally expensed in the period incurred.  Nonrefundable advance payments for research and development activities for materials, equipment, facilities, and purchased intangible assets that have an alternative future use are deferred and capitalized.  The capitalized amounts are expensed as the related goods are delivered or the services are performed.  In addition, the Company capitalizes certain internally developed products used for evaluation during development projects that also have alternative future uses.  These internally developed assets are generally depreciated on a straight-line basis over the useful life of the assets, which range from 1 to 2 years.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, “Foreign Currency Matters”. The reporting currency for the Company is the U.S. dollar. With the exception of its Canadian subsidiary, whose functional currency is the U.S. dollar, the functional currency of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including inter-company accounts receivable and payable, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Income. Revenues and expenses are translated using average exchange rates during the respective period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Income and to date have not been material.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that those assets will be realized.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, “Income Taxes” which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in the Company’s financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense.

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

Segment Reporting

Management has determined that the Company has two segments for financial reporting purposes:  the TSP segment and the ARP segment.  See Note 19 – Segment and Geographic Information.

NOTE 2 — RESTRUCTURING

In August 2013, the Company announced a restructuring plan focused on its ARP segment's Newborn Screening Group and its Brisbane, Australia office where automated punching systems are designed and manufactured. The Company is exploring strategic alternatives for its Newborn Screening assets and related automated punching group, including a potential sale or abandonment of that business. The Company has reviewed the requirements for held-for-sale and discontinued operations presentation and has determined that this business did not qualify for this presentation at December 31, 2013. The Company will continue selling its automated punching systems while it explores strategic alternatives for this business.

The Company recorded total pre-tax restructuring charges of $5.0 million in 2013, which primarily consisted of the non-cash estimated impairment of inventory, intangible assets, property and equipment, together with employee separation costs. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily included severance pay and other separation costs such as outplacement services and benefits. As a result of the organizational change, the Company eliminated approximately 5% of its workforce. In conjunction with the restructuring plan, the Company evaluated its tangible and intangible assets for estimated impairment and recorded non-cash impairment charges of $4.1 million in 2013. The Company determined the fair value of the assets based upon prices for similar assets.  See Note 9 — Goodwill and Other Intangible Assets.

The Company will continue to review the remaining asset balances for possible further impairment until sale or abandonment. The Company will measure and accrue the facilities exit costs at fair value upon the Company's exit. Facilities exit costs will primarily consist of cease-use losses to be recorded upon vacating the facilities and fixed asset impairment.

Statement of Comprehensive Income	2013 Restructuring Plan

Non-cash impairment charges:
Inventory	$2,326
Property and equipment	1,110
Intangible Assets	700
Employee separation costs	783
Facility exit costs	—
Other	50
Total charges	$4,969
Recorded to cost of revenue	2,551
Recorded to restructuring costs	$2,418

Rollforward of Accrued Restructuring

Total charges	$4,969
Non-cash impairment charges	(4,136)
Employee separation payments	(655)
Facility exit costs	—
Foreign exchange and other adjustments	(50)
Balance at December 31, 2013	$128

The remaining restructuring accrual balance is expected to be paid within the next six months. As such, it is recorded as a current liability within accrued liabilities on the consolidated balance sheet as of December 31, 2013.

NOTE 3 – BUSINESS COMBINATIONS

2012 Acquisition

On July 11, 2012, the Company completed its acquisition of GenturaDx, Inc., a British Virgin Islands corporation with operations in Hayward, California (“GenturaDx”). GenturaDx was a molecular diagnostics company in late stage development of a fully integrated, highly automated, real-time polymerase chain reaction (PCR) system that employs a single-use cassette for sample-to-answer workflow. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of GenturaDx in exchange for approximately $49.3 million cash consideration, subject to working capital adjustments, plus (i) $3.0 million in consideration contingent upon achieving certain future development and regulatory milestones by December 31, 2013, (ii) up to $7.0 million in consideration contingent upon achieving certain future development and regulatory milestones by June 30, 2014 and (iii) additional consideration contingent upon acquired products exceeding certain revenue thresholds in each of 2013, 2014 and 2015.  Pursuant to ASC 805 "Business Combinations", the Company recorded an estimate of the fair value of the contingent consideration liability based upon future revenue estimates and weighted probability assumptions of development and regulatory outcomes. The discount rate is used in the estimate of fair value and was based on the weighted-average cost of capital of the acquired business plus a risk premium for a non-performance risk related to the liability. This analysis resulted in an initial contingent consideration liability of approximately $1.4 million, which was adjusted periodically as a component of other income, net based on changes in the fair value of the liability resulting from changes in the assumptions pertaining to the achievement of the defined milestones and revenue thresholds. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820 "Fair Value Measurements and Disclosures". This fair value measurement is directly impacted by the Company's estimate of future incremental revenue of the business. Accordingly, if actual revenue is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively, as appropriate. See Note 7 for further discussion of the Company's contingent consideration.

Of the approximately $8.1 million related to the GenturaDx acquisition that was deposited in escrow as security for potential indemnity claims and certain other expressly enumerated matters, approximately $5.0 million remains in escrow as of December 31, 2013. Additionally, up to 30% of the remaining milestone payments are subject to certain set-off rights of the Company for indemnification claims under the acquisition agreement. The Company's acquisition of GenturaDx was funded with cash on hand.

The results of operations for GenturaDx have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.

The purchase price consideration is as follows (in thousands):

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

The $40.1 million of intangible assets subject to amortization have been identified as in-process research and development (IPR&D) that had not yet reached technological feasibility as of the acquisition date. Technological feasibility is primarily established by obtaining regulatory approval to perform certain diagnostic testing on the Company's systems. The IPR&D project relates to GenturaDx's diagnostic testing prototype system designed to run sample-to-answer cassettes in clinical settings and the related cassette design. This project is expected to be completed in 2014. The fair value of the IPR&D has been estimated using the multi-period excess earnings method, a form of the income approach and cash flow projections were discounted using a rate of 29.5%, which reflects the risk associated with the intangible asset related to the other assets and the overall business operations of the Company.

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

Acquisition related costs of $4.3 million have been included in selling, general and administrative costs for 2012.  GenturaDx had no revenue and operating loss of $7.9 million from the date of acquisition to December 31, 2012, including the impact of the acquisition costs.  In the fourth quarter of 2012, the Company ceased using the Hayward, California facility, whose operating lease commitment was acquired under the GenturaDx acquisition in July 2012. The Company has accrued a liability based upon the estimated fair value of the costs that will continue to be incurred under the lease, including an estimate of sublease rental income.

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

2011 Acquisition

On June 27, 2011, the Company completed its acquisition of EraGen Biosciences, Inc., a Delaware corporation, now referred to as Luminex Madison (LMA), a privately-held molecular diagnostic company in Madison, Wisconsin, which was founded in 1999, for the aggregate cash purchase price of $34.0 million.  This acquisition was undertaken to provide the Company access to a portfolio of molecular diagnostic assays based on a proprietary technology called MultiCode.  LMA is an innovator in molecular diagnostic testing technologies for infectious disease and genetic applications.

The results of operations for LMA have been included in the Company’s consolidated financial statements from the date of acquisition as part of the Company’s ARP segment.  All of the purchase price deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters and to satisfy any post-closing adjustments has been released to LMA's former shareholders and certain other individuals as of December 31, 2013.

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

Acquisition related costs of $2.1 million were included in selling, general and administrative costs for 2011.  Acquired finished goods and work-in-process inventory was valued at its estimated selling price less the sum of costs of sales efforts and a reasonable profit allowance for the Company's selling effort and, with respect to work-in-process inventory, estimated costs to complete. This resulted in a fair value adjustment that increased finished goods inventory by approximately $3.3 million. As the Company sold the acquired inventory in 2011, its costs of sales reflected the increased valuation of the inventory, which reduced the Company's gross margins in 2011.  LMA had revenue of $7.6 million and operating loss of $4.6 million from the date of acquisition to December 31, 2011, including the impact of the acquisition costs and the fair value adjustment to inventory above.

NOTE 4 – INVESTMENTS

Available-for-sale securities consisted of the following as of December 31, 2013 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Current:
Money Market funds	$46,422	$—	$—	$46,422
Non-government sponsored debt securities	4,517	—	—	4,517
Total current securities	50,939	—	—	50,939
Noncurrent:
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$50,939	$—	$—	$50,939

Available-for-sale securities consisted of the following as of December 31, 2012 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Current:
Money Market funds	$16,987	$—	$—	$16,987
Non-government sponsored debt securities	13,602	5	—	13,607
Total current securities	30,589	5	—	30,594
Noncurrent:
Non-government sponsored debt securities	3,000	—	—	3,000
Total noncurrent securities	3,000	—	—	3,000
Total available-for-sale securities	$33,589	$5	$—	$33,594

      There were $0 and $6.0 million in proceeds from the sales of available-for-sale securities during the years ended December 31, 2013 and 2012, respectively.  Realized gains and losses on sales of investments are determined using the specific identification method and are included in other income (expense) in the Consolidated Statement of Comprehensive Income. Net unrealized holding gains and losses on available-for-sale securities are included in accumulated other comprehensive gain (loss) as of December 31, 2013. All of the Company's available-for-sale securities with gross unrealized losses as of December 31, 2013 and 2012 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at December 31, 2013, by contractual maturity, was as follows (in thousands):

Estimated Fair Value
Due in one year or less	$4,517
Due after one year through two years	—
$4,517

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

NOTE 5 - ACCOUNTS RECEIVABLE AND RESERVES

The Company records an allowance for doubtful accounts based upon a specific review of all outstanding invoices, known collection issues and historical experience. The Company regularly evaluates the collectability of its trade accounts receivables and performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and its assessment of the customer’s current creditworthiness. These estimates are based on specific facts and circumstances of particular orders, analysis of credit memo data and other known factors.  Accounts receivable consisted of the following at December 31 (in thousands):

	2013	2012
Accounts receivable	$35,527	$33,717
Less: Allowance for doubtful accounts	(4,579)	(444)
	$30,948	$33,273

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2010	$298
Recoveries charged to costs and expenses	(168)
Write-offs of uncollectible accounts	(13)
Balance at December 31, 2011	$117
Increases charged to costs and expenses	335
Write-offs of uncollectible accounts	(8)
Balance at December 31, 2012	$444
Increases charged to costs and expenses	4,604
Write-offs of uncollectible accounts	(469)
Balance at December 31, 2013	$4,579

NOTE 6 - INVENTORIES, NET

Inventories consisted of the following at December 31 (in thousands):

	2013	2012
Parts and supplies	$19,002	$18,259
Work-in-progress	4,747	4,831
Finished goods	6,738	6,847
	$30,487	$29,937

The Company has non-cancellable purchase commitments with certain of its component suppliers in the amount of approximately $12.1 million at December 31, 2013. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

NOTE 7 – FAIR VALUE MEASUREMENT

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2 or Level 3 measurements for the year ended December 31, 2013.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$46,422	$—	$—	$46,422
Non-government sponsored debt securities	—	4,517	—	4,517
Liabilities:
Contingent consideration	—	—	—	—
	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$16,987	$—	$—	$16,987
Non-government sponsored debt securities	—	16,607	—	16,607
Liabilities:
Contingent consideration	—	—	1,370	1,370

The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company determines the fair value of the contingent consideration based primarily on the timing and probability of success of clinical events or regulatory approvals, the timing and probability of success of meeting commercial milestones, such as sales levels of a specific product, and discount rates. The Company's contingent consideration liability arose in connection with the GenturaDx acquisition. The Company re-evaluates its assumptions for its contingent consideration fair value determinations each quarter. Changes to the fair value of contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in estimates of the likelihood of or timing of achieving any development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval. As a result of changes in assumptions surrounding the probability of success of meeting the timing of commercial milestones contemplated in the GenturaDx acquisition agreement, the Company adjusted the contingent consideration liability related to the GenturaDx acquisition from $1.4 million as of December 31, 2012 to $0 as of December 31, 2013. The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration expense recorded in any given period.

Changes in the recurring fair value measurements of financial assets and liabilities using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Beginning balance	$1,370	$—
Contingent consideration recorded at acquisition	—	1,370
Fair value adjustments	(1,370)	—
Ending balance	$—	$1,370

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2013	2012
Laboratory equipment	$27,519	$21,155
Leasehold improvements	22,881	16,885
Computer equipment	7,415	7,068
Purchased software	18,843	15,756
Furniture and fixtures	4,903	4,834
Assets on loan/rental	4,027	3,499
Capital lease equipment	116	116
	85,704	69,313
Less: Accumulated amortization and depreciation	(52,911)	(43,084)
	$32,793	$26,229

Depreciation expense was $10.2 million, $8.8 million, and $7.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

On July 11, 2012, the Company completed the acquisition of GenturaDx.  As a result, the Company recorded approximately $8.3 million of goodwill and approximately $40.1 million of other identifiable intangible assets.   For impairment testing purposes, the Company has assigned all of the GenturaDx goodwill to the ARP segment.   This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	2013	2012
Balance at beginning of year	$51,128	$42,763
Acquisition of GenturaDx	—	8,292
Foreign currency translation adjustments	(390)	73
Balance at end of year	$50,738	$51,128

The current in process research and development projects are scheduled to be completed in 2014. The estimated costs to complete these projects are between $5.0 million and $8.0 million.

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2012
Balance at December 31, 2011	$30,000	$7,981	$1,933	$631	$40,545
Additions due to acquisition of GenturaDX	—	—	—	40,100	40,100
Write-off of IP R&D projects	—	—	—	(118)	(118)
Foreign currency translation adjustments	30	5	8	14	57
Balance at December 31, 2012	30,030	7,986	1,941	40,627	80,584
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2011	(9,999)	(768)	(341)	—	(11,108)
Amortization expense	(3,187)	(790)	(266)	—	(4,243)
Foreign currency translation adjustments	(7)	(2)	(6)	—	(15)
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Net balance at December 31, 2012	$16,837	$6,426	$1,328	$40,627	$65,218
Weighted average life (in years)	10	11	9

2013
Balance at December 31, 2012	$30,030	$7,986	$1,941	$40,627	$80,584
Write-off/Impairment	(214)	(7)	(20)	(454)	(695)
Foreign currency translation adjustments	(140)	(27)	(41)	(73)	(281)
Balance at December 31, 2013	29,676	7,952	1,880	40,100	79,608
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Amortization expense	(3,172)	(787)	(140)	—	(4,099)
Foreign currency translation adjustments	93	21	38	—	152
Accumulated amortization balance at December 31, 2013	(16,272)	(2,326)	(715)	—	(19,313)
Net balance at December 31, 2013	$13,404	$5,626	$1,165	$40,100	$60,295
Weighted average life (in years)	10	11	9

The estimated aggregate amortization expense for the next five years and thereafter is as follows (in thousands):

2014	$3,917
2015	3,232
2016	3,100
2017	2,144
2018	1,954
Thereafter	5,848
20,195
IPR&D	40,100
$60,295

NOTE 10 — OTHER COMPREHENSIVE (LOSS) INCOME

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

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax (in thousands):

	Foreign Currency Items	Available for Sale Investments	Accumulated Other Comprehensive Income Items
Beginning balance, December 31, 2012	$1,100	$1	$1,101
Other comprehensive (loss) income before reclassifications	(681)	11	(670)
Amounts reclassified from accumulated other comprehensive income	—	(12)	(12)
Net current-period other comprehensive loss	(681)	(1)	(682)
Ending balance, December 31, 2013	$419	$—	$419

The following table presents the tax (expense) benefit allocated to each component of other comprehensive (loss) income (in thousands):

	Twelve Months Ended December 31, 2013
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(681)	$—	$(681)
Unrealized (losses) gains on available-for-sale investments	(2)	1	(1)
Other comprehensive (loss) income	$(683)	$1	$(682)

NOTE 11 – OTHER ASSETS

Other assets consisted of the following at December 31 (in thousands):

	2013	2012
Purchased technology rights (net of accumulated amortization of $3,965 and $2,390 in 2013 and 2012, respectively)	$2,943	$3,765
Cost-method investments	1,000	5,081
Other	959	556
	4,902	9,402
Less: Current portion	(965)	(939)
	$3,937	$8,463

For the years ended December 31, 2013 and 2012, the Company recognized amortization expense related to the amortization of purchased technology rights of approximately $1,639,000 and $1,304,000, respectively.  Future amortization expense is estimated to be $1,345,000 in 2014, $408,000 in 2015, $182,000 in 2016, $161,000 in 2017, $103,000 in 2018 and $744,000 thereafter.

Non-Marketable Securities and Other-Than-Temporary Impairment

The Company owns a minority interest in a private company based in the U.S. through its investment of $1.0 million in the third quarter of 2012.  This minority interest is included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee as the Company owns less than 20% of the voting equity and the investee is not publicly traded.

The Company's other minority interest in a private company was acquired by a third party in July 2013 and, as a result, the Company's minority interest in that private company was sold. The Company realized a gain of $5.4 million on this minority interest investment in the third quarter of 2013.

The Company regularly evaluates the carrying value of cost-method investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investments. The primary indicators the Company utilizes to identify these events and circumstances are the investee's ability to remain in business, such as the investee's liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income, net in the Consolidated Statements of Operations. As the inputs utilized for the Company's periodic impairment assessment are not based on observable market data, these cost-method investments are classified within Level 3 of the fair value hierarchy. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost-method investment's fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

NOTE 12 - ACCRUED WARRANTY COSTS

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2010	$477
Warranty expenses	(1,131)
Accrual for warranty costs	1,335
Accrued warranty costs at December 31, 2011	681
Warranty expenses	(1,119)
Accrual for warranty costs	1,041
Accrued warranty costs at December 31, 2012	603
Warranty expenses	(1,150)
Accrual for warranty costs	1,268
Accrued warranty costs at December 31, 2013	$721

NOTE 13 - INCOME TAXES

The components of income before income taxes for the years ended December 31 are as follows (in thousands):

	2013	2012	2011
Domestic	$20,301	$28,241	$26,373
Foreign	(8,877)	(5,461)	(2,444)
Total	$11,424	$22,780	$23,929

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2013	2012	2011
Current:
Federal	$4,024	$4,158	$8,630
Foreign	406	(129)	494
State	720	928	1,420
Total current	$5,150	$4,957	$10,544
Deferred:
Federal	(381)	3,945	(604)
Foreign	(1)	1,179	(207)
State	(440)	292	(278)
Total deferred	(822)	5,416	(1,089)
Total provision for income taxes	$4,328	$10,373	$9,455

The provision for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended December 31,
	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3%	3.9%	2.7%
Permanent items	(4.6)%	2.0%	5.3%
Effect of foreign operations	3.1%	0.5%	(0.4)%
Research and incentive tax credit generated	(43.0)%	(7.1)%	(2.5)%
Valuation allowance	42.6%	11.6%	(1.3)%
Income tax reserves	4.9%	0.1%	0.5%
Other	(0.4)%	(0.5)%	0.2%
	37.9%	45.5%	39.5%

The federal research and experimentation tax credit was extended on January 2, 2013 by the signing of the American Taxpayer Relief Act of 2012 (the Act). The Act retroactively extended this credit from January 1, 2012 through December 31, 2013. Because the Act was enacted during 2013, an income tax benefit of $664,000 related to the 2012 research and experimentation tax credit is reflected in the 2013 income tax provision along with an income tax benefit of $1.3 million related to the 2013 research and experimentation credit. The federal research and experimentation tax credit expired on December 31, 2013 and, if not renewed under similar terms as in prior years, will impact the Company's future financial results.

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

	2013	2012	2011
Deferred tax assets:
Current deferred tax assets
Accrued liabilities and other	$7,114	$6,082	$6,830
Deferred revenue	1,820	—	—
Gross current deferred tax assets	8,934	6,082	6,830
Valuation allowance	(792)	(536)	(839)
Net current deferred tax assets	8,142	5,546	5,991
Noncurrent deferred tax assets
Net operating loss and credit carryforwards	68,973	67,018	48,633
Deferred revenue	927	2,729	2,867
Depreciation and amortization	7,899	8,370	7,568
Stock compensation	4,871	5,851	5,904
Gross noncurrent deferred tax assets	82,670	83,968	64,972
Valuation allowance	(49,294)	(44,132)	(39,229)
Net noncurrent deferred tax assets	$33,376	$39,836	$25,743
Deferred tax liabilities:
Current deferred tax liabilities
Accrued liabilities and other	$(877)	$(763)	$—
Total current deferred tax liabilities	(877)	(763)	—
Net current deferred tax asset	7,265	4,783	5,991
Noncurrent deferred tax liabilities
Depreciation and amortization	(19,788)	(22,784)	(9,352)
Stock compensation	(53)	(61)	(92)
Acquired intangibles	(1,622)	(2,631)	(3,482)
Total noncurrent deferred tax liabilities	(21,463)	(25,476)	(12,926)
Net noncurrent deferred tax asset	11,913	14,360	12,817
Net deferred tax assets	$19,178	$19,143	$18,808

Under ASC 740, the Company can only recognize a deferred tax asset to the extent that it is “more likely than not” that these assets will be realized. In evaluating the need for a valuation allowance, all available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. The Company has established a valuation allowance against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of deferred tax liabilities that can be used to realize deferred tax assets. The valuation allowance increased approximately $5.4 million in 2013 from 2012 primarily due to the Canadian and Australian subsidiaries which have a full valuation allowance recorded against their net deferred tax assets.

At December 31, 2013, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $79.9 million, $53.8 million, and $28.5 million respectively. These losses expire beginning in 2015, except for $4.9 million of losses that have unlimited carryforward periods. Approximately $20.1 million of the federal net operating loss carryforward is attributable to excess employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. Federal and state net operating losses of approximately $59.8 million and $53.8 million, respectively, were acquired as part of the acquisitions of U.S. companies. These acquired net operating losses are subject to annual limitations due to the "change of ownership" provisions of Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The Company has federal, state, and foreign credit carryforwards of approximately $10.4 million, $1.8 million, and $10.9 million, respectively. These credits begin to expire in 2018, except for approximately $4.4 million which have an indefinite carryforward period. Approximately $6.9 million of the federal credits are attributable to excess employee stock option deductions, the benefit of which has been allocated to additional paid-in capital rather than current earnings when subsequently realized. State credits of approximately $1.1 million were acquired as part of the acquisition of GenturaDx in 2012 and are subject to annual limitations due to the "change of ownership" provisions of Section 382 of the Internal Revenue Code of 1986 and similar California state tax provisions. In addition, the Company has a gross scientific research and experimental development pool in Canada of approximately $57.2 million which has an indefinite carryforward period.

Undistributed earnings of the Company's foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  The cumulative amount of undistributed earnings of the Company's non-US subsidiaries was approximately $920,000 at December 31, 2013, $1.2 million at December 31, 2012, and $2.1 million at December 31, 2011.  Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable at this time because such liability, if any, is dependent upon circumstances existing if and when remittance occurs.

As of December 31, 2013 and December 31, 2012, the Company had recorded gross unrecognized tax benefits of approximately $2.3 million and $1.8 million, respectively.  All of the unrecognized tax benefits as of December 31, 2013, if recognized, would impact the effective tax rate.  The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense.  During the years ended December 31, 2013 and 2012, the Company recognized approximately $14,000 and $14,000 in tax related interest and penalties, respectively.  Reserves for interest and penalties as of December 31, 2013 and 2012 are not significant as the Company has net operating loss carryovers.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2013	2012
Balance at beginning of year	$1,760	$1,370
Additions based on tax positions related to the current year	335	390
Additions for tax positions of prior years	238	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Cumulative translation adjustment	—	—
Balance at end of year	$2,333	$1,760

As of December 31, 2013, there were no unrecognized tax benefits that the Company expects would change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations.  In the United States and Canada, the statute of limitations with respect to the federal income tax returns for tax years after 2009 are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2009 tax year and make adjustments to these net operating loss carryforwards.  There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. The Company is currently under audit in Canada for its scientific research and experimental development pool claims for the 2009 through 2011 tax years. Although the Company does not expect a material adjustment, the outcome of the audit is not known at this time.  The Company is not under audit in any other major taxing jurisdictions at this time.

NOTE 14 - LONG-TERM DEBT

On December 31, 2013, long-term debt consisted of a loan payable to TPC valued at $0.5 million and the related short term payable of $1.2 million.

On December 12, 2003, Tm Bioscience entered into an agreement with the Ministry of Industry of the government of Canada under which the Government agreed to invest up to $7.3 million (Cdn) relating to the development of several genetic tests.  This agreement was amended in March 2009.  Funds were advanced from Technology Partnerships Canada (TPC), a special operating program.  The actual payments received by the Company were predicated on eligible expenditures made during the amended project period, which ended July 31, 2008.  As of December 31, 2013, the Company had received $4.5 million from TPC ($4.9 million (Cdn)), which is expected to be repaid along with approximately $1.5 million of imputed interest for a total of approximately $6.1 million ($6.5 million (Cdn)).  Approximately $4.4 million ($4.7 million (Cdn)) of the interest and advances has been repaid as of December 31, 2013.

Tm Bioscience agreed to repay the TPC funding through a royalty on revenues.  This liability was assumed by the Company as part of the acquisition of TM Bioscience and the liability was recorded at fair value as of the date of acquisition.  This liability is subject to adjustments for foreign currency translation effects as it is a foreign currency denominated balance.  Royalty payments commenced in 2007 at a rate of 1% of total LMD revenue and at a rate of 2.5% for 2008 and thereafter.  Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier.  The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date.  Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated. Repayments denominated in U.S. Dollars are currently projected to be as shown in the table below, but actual future sales generating a repayment obligation will vary from this projection and are subject to the risks and uncertainties described elsewhere in this report, including under “Risk Factors” and “Safe Harbor Cautionary Statement.” Furthermore, payments reflected in U.S. Dollars are subject to adjustment based upon applicable exchange rates as of the reporting date.

Estimated repayments on the debt for the next five years and thereafter are as follows (in thousands):

2014	$1,194
2015	469
2016	—
2017	—
2018	—
Thereafter	—
$1,663
Less: Amount representing implied interest	(6)
Total principal repayments	$1,657
Discount	—
Total long-term debt	$1,657
Less: Current portion of long-term debt	(1,194)
$463

In 2013 and 2012, the Company had imputed interest expense related to its long-term debt of $48,000 and $89,000, respectively.  The effective interest rate was 3.90% as of December 31, 2013 and 2012.  At December 31, 2013 and 2012, the fair value of the Company’s long-term debt was approximately $1.5 million and $2.5 million, respectively.  The Company’s long-term debt is classified as a Level 3 instrument and the Company has used a discounted cash flow (DCF) model to determine the estimated fair value as of December 31, 2013 and 2012.  The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the TPC debt.  In making these assumptions, the Company considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

NOTE 15 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$7,096	$12,407	$14,474
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	40,799	40,927	41,262
Effect of dilutive securities:
Stock options and awards	1,187	957	1,275
Denominator for diluted net income per share - weighted average shares outstanding - diluted	41,986	41,884	42,537
Basic net income per share	$0.17	$0.30	$0.35
Diluted net income per share	$0.17	$0.30	$0.34

Restricted stock awards (RSAs) and stock options to acquire 381,000, 364,000, and 141,000 shares for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

NOTE 16 - STOCKHOLDERS' EQUITY, EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders.  At December 31, 2013 and 2012, there was no preferred stock issued and outstanding.

Stock-Based Compensation

At December 31, 2013, the Company has one stock-based employee compensation plan pursuant to which grants may be made: the Second Amended and Restated 2006 Equity Incentive Plan (the “Equity Incentive Plan”) which was approved at the Company’s Annual Meeting on May 25, 2006 and amended at the Company’s Annual Meetings on each of May 21, 2009 and May 17, 2012.  No further grants shall be made pursuant to the 2000 Long-Term Incentive Plan (the “2000 Plan”), the 2001 Broad-Based Stock Option Plan (the “2001 Plan”) or the 2006 Management Stock Purchase Plan (the “MSPP”), which was terminated effective March 7, 2012. In addition, at December 31, 2013, the Company has one plan pursuant to which discount purchases may be made by the participants in such plan: the Luminex Corporation Employee Stock Purchase Plan (the "ESPP"), which was approved at the Company's Annual Meeting on May 17, 2012.

Equity Incentive Plans

Under the Company’s Equity Incentive Plan, 2000 Plan, and the 2001 Plan, certain employees, consultants and non-employee directors have been granted RSAs, restricted share units (RSUs) and options to purchase shares of common stock.  The options, RSAs, and RSUs generally vest in installments over a four to five year period, and the options expire either five or ten years after the date of grant.  Under the Equity Incentive Plan, certain employees, directors of, and consultants to the Company are eligible to be granted RSAs, RSUs, and options to purchase common stock. The ESPP provides for the granting of rights to certain employees of the Company to defer an elected percentage, up to 15%, of their base salary through the purchase of the Company's common stock, discounted by 15%. As of December 31, 2013, there were approximately 3.9 million shares authorized for future issuance under the Company’s Equity Incentive Plan and approximately 393,000 shares eligible for purchase pursuant to the terms and conditions of the ESPP as more fully described below.

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

On March 9, 2010, March 25, 2011, March 7, 2012 and March 19, 2013 the Compensation Committee of the Board adopted the Luminex Corporation 2010 Long Term Incentive Plan (the “2010 LTIP”), the Luminex Corporation 2011 Long Term Incentive Plan (the “2011 LTIP”) the the Luminex Corporation 2012 Long Term Incentive Plan (the "2012 LTIP") and the 2013 Long Term Incentive Plan (the "2013 LTIP"), respectively.  Awards under all of the LTIP plans were granted by the Compensation Committee in the form of RSUs and are to be treated as Performance Awards under the Equity Incentive Plan.  Grants of RSUs under the LTIP plans shall initially be unvested and represent the maximum amount of shares that participants may receive under the plan, assuming achievement of the maximum level of performance goals established for the grant, and subject to adjustment for certain transactions and other extraordinary or non-recurring events that may affect Luminex or its financial performance.

On March 9, 2010, the Company’s Chief Executive Officer was granted an award for an unvested RSU under the 2010 LTIP for up to $2,200,000 worth of shares (grant date fair value) of Luminex common stock, and the Company’s Chief Financial Officer was granted an award for an unvested RSU under the 2010 LTIP for up to $825,000 worth of shares (grant date fair value) of Luminex common stock.  The actual maximum number of shares of 132,930 shares and 49,848 shares for the CEO and CFO, respectively, was determined on March 11, 2010, based upon the closing price of the stock on that date.  Performance goals under the grants are based on the following components, with the following weights given to each: 50% on the trading price of Luminex common stock at the end of the performance period and 50% on Luminex’s operating cash flows per diluted share at the end of the performance period.

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

•
Partial or complete achievement of the operating cash flow goal is dependent upon the total operating cash flows per diluted share for the four quarters ended December 31, 2012, as further described in the 2010 LTIP. Total operating cash flows means Luminex’s GAAP net cash provided by operating activities as shown on its financial statements for the 12 month period ended December 31, 2012, as further described in the 2010 LTIP. There is a range of targets as follows: a minimum threshold of $0.212 per share, a target of $0.241 per share, and a maximum goal of $0.382 per share. The final determination and certification of the shares earned for this goal was made by the compensation committee of the Board of Directors on February 27, 2013 resulting in the Chief Executive Officer earning 18,835 shares and the Chief Financial Officer earning 7,063 shares.

On March 25, 2011, the Company’s Chief Executive Officer was granted an award for an unvested RSU under the 2011 LTIP for up to $2,200,000 worth of shares (grant date fair value) of Luminex common stock, and the Company’s Chief Financial Officer was granted an award for an unvested RSU under the 2011 LTIP for up to $825,000 worth of shares (grant date fair value) of Luminex common stock.  The actual maximum number of shares of 119,304 shares and 44,740 shares for the CEO and CFO, respectively, was determined on March 25, 2011, based upon the closing price of the stock on that date.  Performance goals under the grants are based on the following components, with the following weights given to each: 50% on the trading price of Luminex common stock at the end of the performance period and 50% on Luminex’s total income from operations per diluted share at the end of the performance period.

The 2011 LTIP performance goals are as described below:

•
Partial or complete achievement of the trading price goal is dependent upon the average closing price of Luminex’s common stock for the twenty consecutive trading days ending December 31, 2013, inclusive, subject to certain adjustments as described in the 2011 LTIP. There is a range of trading price targets as follows: a minimum threshold of $28.50 per share, a target of $32.38 per share, and a maximum goal of $51.42 per share. No shares were earned for this goal under the 2011 LTIP.

•
Partial or complete achievement of the income from operations goal is dependent upon the total income from operations per diluted share for the year ended December 31, 2013, as further described in the 2011 LTIP. Total income from operations means Luminex’s income from operations as reflected on the Company’s Consolidated Statement of Comprehensive Operations for the year ended December 31, 2013, as further described in the 2011 LTIP. There is a range of targets as follows: a minimum threshold of $0.73 per share, a target of $0.81 per share, and a maximum goal of $1.19 per share. The final determination and certification of the shares earned for this goal will be made by the compensation committee after the filing of this Annual Report on Form 10-K.

On March 7, 2012, the Company’s Chief Executive Officer was granted an award for an unvested RSU under the 2012 LTIP for up to $2,200,000 worth of shares (grant date fair value) of Luminex common stock, and the Company’s Chief Financial Officer was granted an award for an unvested RSU under the 2012 LTIP for up to $550,000 worth of shares (grant date fair value) of Luminex common stock.  The actual maximum number of shares of 98,434 shares and 24,608 shares for the CEO and CFO, respectively, was determined on March 7, 2012, based upon the closing price of the stock on that date.  Performance goals under the grants are based on the following components, with the following weights given to each: 50% on the trading price of Luminex common stock at the end of the performance period and 50% on Luminex’s total income from operations at the end of the performance period.

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

•
Partial or complete achievement of the total income from operations goal is dependent upon the total income from operations for the year ended December 31, 2014, as further described in the 2012 LTIP. Total income from operations means Luminex’s income from operations as reflected on the Company’s Consolidated Statement of Comprehensive Operations for the year ended December 31, 2014, as further described in the 2012 LTIP. There is a range of targets as follows: a minimum threshold of $58,663,000, a target of $67,286,000, and a maximum goal of $85,831,000.

On March 19, 2013, the Company’s Chief Executive Officer was granted an award for an unvested RSU under the 2013 LTIP for up to $1,200,000 worth of shares (grant date fair value) of Luminex common stock, and the Company’s Chief Financial Officer was granted an award for an unvested RSU under the 2013 LTIP for up to $300,000 worth of shares (grant date fair value) of Luminex common stock.  The actual maximum number of shares of 71,727 shares and 17,931 shares for the CEO and CFO, respectively, was determined on March 19, 2013, based upon the closing price of the stock on that date.  The performance goal under the grants is based on Luminex’s fully diluted earnings per share at the end of the performance period (Adjusted EPS Goal).

The 2013 LTIP performance goal is as described below:

•
Partial or complete achievement of the Adjusted EPS Goal is dependent upon Luminex's fully diluted earnings per share for the year ended December 31, 2015, as further described in the 2013 LTIP. There is a range of targets as follows: a minimum threshold of $1.06 per share, a target of $1.18 per share, and a maximum goal of $1.36 per share.

In the event that a participant achieves less than the maximum level of the performance goal, the total number of shares represented by such RSU shall be reduced to reflect where actual performance lies in the range of performance goals and weighted aggregate corresponding payout opportunities established for the grant. Calculation of shares between threshold and maximum performance shall be determined based on straight-line interpolation.

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

	2013	2012	2011
Dividend yield	—%	—%	—%
Expected volatility	0.5	0.5	0.5
Risk-free rate of return	1.2%	1.2%	2.3%
Expected life	7 years	7 years	7 years
Weighted average fair value at grant date	$8.79	$7.78	$7.67

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

The Company’s stock option activity for the years ended December 31, 2011, 2012 and 2013 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	2,367	$10.82
Granted	84	18.26
Exercised	(304)	11.65
Cancelled or expired	(127)	23.74
Outstanding at December 31, 2011	2,020	$10.19
Granted	160	22.53
Exercised	(487)	7.22
Cancelled or expired	(17)	20.37
Outstanding at December 31, 2012	1,676	$12.13
Granted	159	17.24
Exercised	(835)	9.06
Cancelled or expired	(33)	19.80
Outstanding at December 31, 2013	967	$15.35	4.65	$4,417
Vested at December 31, 2013 and expected to vest	965	$15.34	4.64	$4,413
Exercisable at December 31, 2013	701	$13.91	3.14	$4,066

During the years ended December 31, 2013, 2012 and 2011, the total exercise intrinsic value of stock options exercised was $8.7 million, $6.9 million and $2.9 million, respectively, and the total fair value of stock options that vested was $2.5 million, $2.0 million and $1.9 million, respectively.  Exercise intrinsic value represents the difference between the market value of the Company's common stock at the time of exercise and the strike price of the stock option. The Company had $1.9 million of total unrecognized compensation costs related to stock options at December 31, 2013 that are expected to be recognized over a weighted-average period of 1.7 years.

The Company’s restricted share activity for the years ended December 31, 2011, 2012 and 2013 is as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2010	1,093	$16.41
Granted	239	18.73
Vested	(362)	16.11
Cancelled or expired	(67)	16.57
Non-vested at December 31, 2011	903	$17.13
Granted	329	22.50
Vested	(339)	16.75
Cancelled or expired	(75)	18.59
Non-vested at December 31, 2012	818	$19.32
Granted	354	17.28
Vested	(267)	18.83
Cancelled or expired	(79)	19.15
Non-vested at December 31, 2013	826	$18.62

Restricted Stock Units	Shares (in thousands)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2010	768
Granted	269
Vested	(58)
Cancelled or expired	(152)
Non-vested at December 31, 2011	827
Granted	246
Vested	(80)
Cancelled or expired	(118)
Non-vested at December 31, 2012	875
Granted	199
Vested	(79)
Cancelled or expired	(162)
Non-vested at December 31, 2013	833	1.82	$16,167
Vested at December 31, 2013 and expected to vest	578	1.81	$10,439
Exercisable at December 31, 2013	40	0.00	$766

As of December 31, 2013, there was $17.1 million of unrecognized compensation cost related to RSAs and RSUs.  That cost is expected to be recognized over a weighted average-period of 2.6 years.  The total fair value of restricted shares vested during the year ended December 31, 2013, 2012 and 2011 was $7.2 million, $8.3 million, and $7.3 million, respectively.

RSAs and RSUs may be granted at the discretion of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2013, the Company awarded 353,537 shares of restricted stock awards, which had a fair value at the date of grant ranging from $16.18–$18.11. During the year ended December 31, 2012, the Company awarded 329,096 shares of restricted stock awards, which had a fair value at the date of grant ranging from $17.26–$22.71. During the year ended December 31, 2011, the Company awarded 238,812 shares of restricted stock awards, which had a fair value at the date of grant ranging from $18.26–$21.00.  During the year ended December 31, 2013, the Company awarded 199,051 shares of restricted stock units, which had a fair value at the date of grant ranging from $16.73–$20.51.  During the year ended December 31, 2012, the Company awarded 246,205 shares of restricted stock units, which had a fair value at the date of grant ranging from $16.16–$23.82.  During the year ended December 31, 2011, the Company awarded 268,882 shares of restricted stock units, which had a fair value at the date of grant ranging from $18.26–$20.92. Compensation under these restricted stock awards and units was charged to expense over the restriction period and amounted to $7.5 million, $8.4 million, and $10.2 million in 2013, 2012 and 2011, respectively.

There were no significant stock compensation costs capitalized into assets as of December 31, 2013, 2012 or 2011.

The Company received $7.6 million, $3.5 million, and $3.5 million for the exercise of stock options during the years ended December 31, 2013, 2012 and 2011, respectively.  Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan, 2000 Plan and 2001 Plan from reserves upon the exercise of stock options and vesting of RSAs.

Employee Savings Plans and Other Benefit Plans

    Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code for the Company’s employees in the United States. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2013, 2012 and 2011, each employee could contribute a percentage of compensation up to a maximum of $17,500, $17,000, and $16,500 per year, respectively, with the Company matching 50% of each employee’s contributions.  Effective January 1, 2010, the Company began contributing to a deferred profit sharing plan for its Canadian employees.  All Canadian employees are eligible to participate in the plan.  The Company’s contributions to these plans for 2013, 2012 and 2011 were $2.4 million, $2.1 million, and $1.6 million, respectively.

    Several of the Company’s Netherlands employees are covered by a defined benefit plan.  The cost and total liability to the Company is not significant.  Effective January 1, 2011, all of the Company’s new hires in the Netherlands are eligible to participate in a defined contribution plan.

Employee Stock Purchase Plan

In May 2012, the Company's stockholders approved the ESPP Plan, which provides for the granting of up to 500,000 shares of the Company's common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company's common stock at 85% of the lesser of (i) the closing market value per share of the common stock on the first trading date of the option period or (ii) the closing market value per share of the common stock on the last trading date of the option period. The first plan option period began on July 1, 2012. As of December 31, 2013 and 2012, 106,522 shares and 35,296 shares, respectively had been issued out of the ESPP. The related stock-based compensation expense was $0.4 million and $0.2 million for 2013 and 2012, respectively.

The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

2013
Assumptions:
Risk-free interest rates	.09% to 0.15%
Expected life	0.5 years
Expected volatility	.51
Dividend yield	—%

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of comprehensive income (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$856	$947	$917
Research and development	2,553	2,034	2,126
Selling, general and administrative	5,812	6,934	8,374
Stock-based compensation costs reflected in net income	$9,221	$9,915	$11,417

Reserved Shares of Common Stock

At December 31, 2013 and 2012, the Company had reserved 4,275,753 and 4,827,116 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, RSUs, purchase of common stock pursuant to the ESPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summarizes the reserved shares by plan as of December 31, 2013:

	Options Outstanding	Shares Available for Future Issuance	Total Shares Reserved
2000 Plan	97,000	—	97,000
2001 Plan	27,060	—	27,060
2006 Equity Incentive Plan	1,715,876	3,882,275	5,598,151
ESPP Plan	—	393,478	393,478
Balthrop Option	200,000	—	200,000
	2,039,936	4,275,753	6,315,689

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company has operating leases related primarily to its office and manufacturing facilities with original lease periods of up to ten years. Rental and lease expense for these operating leases for the years 2013, 2012 and 2011 totaled approximately $5.1 million, $5.5 million, and $3.6 million, respectively.

In the fourth quarter of 2012, the Company ceased using the Hayward, California facility, whose operating lease commitment was acquired under the GenturaDx acquisition in July 2012. The Company has accrued a liability based upon the estimated fair value of the costs that will continue to be incurred under the lease, including an estimate of sublease rental income.
Minimum annual lease commitments as of December 31, 2013 under non-cancellable leases for each of the next five years and in the aggregate were as follows (in thousands):

2014	$4,120
2015	2,785
2016	1,811
2017	1,498
2018	1,310
Thereafter	5,516
Total	$17,040

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

Non-Cancellable Purchase Commitments

As of December 31, 2013 the Company had approximately $12.1 million in purchase commitments with several of its inventory suppliers. These commitments require delivery of minimum amounts of components through 2018.

Employment Contracts

The Company has entered into employment contracts with certain of its key executives.  Generally, certain amounts may become payable in the event the Company terminates the executives’ employment without cause or the executive resigns for good reason.

Legal Proceedings

On August 30, 2012 Abbott Laboratories (Abbott) was named as a defendant in the complaint filed by ENZO Life Sciences, Inc. (ENZO) in U.S. District Court in Delaware for alleged infringement of its US Patent 7,064,197 as a result of Abbott's distribution of the Company's xTAG Respiratory Viral Panel.  The Company and Abbott have entered into an agreement requiring Luminex to defend and indemnify Abbott for any alleged infringement resulting from its distribution of the Respiratory Viral Panel. The complaint seeks unspecified monetary damages and injunctive relief.  Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, the Company intervened in the lawsuit. On January 2, 2013 ENZO filed additional claims against the Company, alleging infringement of US Patent 7,064,197 resulting from the Company's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of US Patent 8,097,405 resulting from the Company's sale of Multicode products.  The Company filed an answer to ENZO's additional claims on January 28, 2013.  On October 2, 2013 ENZO filed additional claims against the Company, alleging infringement of U.S. Patent 6,992,180 resulting from the Company’s sale of Multicode products.  The Company filed an answer to ENZO’s additional claims on October 21, 2013. A trial date has not been set. The parties to the lawsuit have engaged in the discovery process.

On November 1, 2013 Irori Technologies, Inc. filed a complaint against the Company in U.S. District Court in the Southern District of California, alleging infringement of its U.S. Patent numbers  6,372,428, 6,416,714, and 6,352,854 resulting from the Company’s sale of its  xMAP and xTAG based products.  The complaint seeks unspecified monetary damages and injunctive relief. The Company filed a motion to dismiss on January 9, 2014.  Irori filed its response to our motion to dismiss on February 7, 2014.  The matter is currently before the court.  A trial date has not been set.

When and if it appears probable in management's judgment that the Company will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities will be recorded in the financial statements and charges will be recorded against earnings.  There can be no assurance that the Company will successfully defend this suit or that a judgment against the Company would not materially adversely affect operating results.

Other Matters

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

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION

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

Intersegment sales are recorded at fixed prices which approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings.   Intersegment sales of approximately $10.7 million, $11.7 million, and $8.8 million for the years ended December 31, 2013, 2012 and 2011 have been eliminated upon consolidation, respectively.

The Company reclassified certain 2012 amounts in the accompanying consolidated financial statements to conform to the 2013 presentation. These reclassifications include $2.1 million of ARP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment research and development expenses for the year ended December 31, 2012 and $12.7 million of TSP segment selling, general and administrative expenses and the related headcount reclassified to ARP segment selling, general and administrative expenses for the year ended December 31, 2012. These reclassifications had no effect on the Company's consolidated comprehensive income or stockholders' equity.

Following is selected information for the years ended December 31, 2013 and 2012 or as of December 31, 2013 and 2012 (in thousands):

	2013			2012
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$132,023	$81,400	$213,423	$121,032	$81,550	$202,582
Depreciation and amortization	7,990	7,932	15,922	6,930	7,434	14,364
Operating profit (loss)	33,761	(28,994)	4,767	27,829	(5,113)	22,716
Segment assets	154,174	151,872	306,046	140,896	156,279	297,175

The table below provides information regarding long-term assets and product revenues from the Company’s sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	Sales to Customers			Long-Term Assets
	2013	2012	2011	2013		2012		2011
Domestic	$178,276	$167,924	$152,480	$109,448		$113,700		$66,094
Foreign:
Europe	16,690	17,376	16,029	1,012		1,433		978
Asia	12,287	10,877	9,481	234		212		280
Canada	3,025	3,753	2,892	46,535	[1]	48,929	[1]	52,028	[1]
Australia	1,299	963	1,344	2,443	[2]	4,108	[3]	4,252	[3]
Other	1,846	1,689	2,113	4		16		38
	$213,423	$202,582	$184,339	$159,676		$168,398		$123,670
[1] $39.6 million of the long-term assets in Canada represents goodwill from the acquisition of Tm Bioscience.
[2] $2.3 million of the long-term assets in Australia represent goodwill from the acquisition of BSD.
[3] $2.7 million of the long-term assets in Australia represent goodwill from the acquisition of BSD.

The Company's aggregate foreign currency transaction losses of $385,000 and $215,000 were included in determining the consolidated results for the years ended December 31, 2013 and 2012, respectively.

NOTE 20 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 21 - SELECTED QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$53,200	$54,287	$50,780	$55,156
Gross profit	37,957	38,057	30,781	36,831
Income (loss) from operations	(1,552)	5,041	(4,194)	5,472
Net income (loss)	(2,511)	3,695	796	5,116
Basic income (loss) per common share	(0.06)	0.09	0.02	0.12
Diluted income (loss) per common share	(0.06)	0.09	0.02	0.12
	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$48,727	$48,273	$50,047	$55,535
Gross profit	33,760	34,412	35,045	39,357
Income from operations	5,608	6,486	3,367	7,255
Net income	3,527	2,952	1,676	4,252
Basic income per common share	0.09	0.07	0.04	0.10
Diluted income per common share	0.08	0.07	0.04	0.10

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on their assessment of the effectiveness of our internal control over financial reporting, which is provided at Item 8, page 60.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal 1 - Election of Class I Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on or about May 15, 2014 (Proxy Statement). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about March 31, 2014.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant as of February 24, 2014" in Item 1 of this Annual Report on Form 10-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2013, certain information with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,812,876	$6.94	4,275,753
Equity compensation plans not approved by security holders (1)	227,060	$9.97	—
Total	2,039,936		4,275,753

(1)
Includes 27,060 shares of common stock subject to unexercised options and awards under the 2001 Plan and unexercised options to purchase 200,000 shares of the Company’s common stock issued to Patrick J. Balthrop, Sr. on May 15, 2004 in connection with his hiring.  Such option grants were issued separate and apart from the Company’s stockholder approved equity incentive plans.

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

2.1
Agreement and Plan of Merger, dated July 9, 2012, by and among Luminex Corporation, Grouper Merger Sub, Inc., GenturaDx, Inc. and the Seller Representative (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed on July 12, 2012).*

3.1	Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed September 16, 2008).

10.1#
2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2002).

10.2#
Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.3#	2001 Broad-Based Stock Option Plan of the Company (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 30, 2001).

10.4#
Form of Option Grant Certificate for the 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 30, 2001).

10.5#
Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed September 16, 2008).

10.6
Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q (File No. 000-30109) for the quarterly period ended September 30, 2001).

10.7
First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation as Tenant, dated July 25, 2002. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the period ended June 30, 2002).

10.8
Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and Luminex Corporation, as Tenant, dated January 27, 2003 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2002).

10. 9#
Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2003).

10.10#
Employment Agreement effective as of October 1, 2003, by and between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2003).

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.11#
Employment Agreement effective as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed May 18, 2004).

10.12#
Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed May 25, 2005).

10.13#
Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended September 30, 2004).

10.14#
Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed May 18, 2004).

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

10.22#
Employment Agreement effective as of March 1, 2007, by and between Luminex Corporation, Tm Bioscience and Jeremy Bridge-Cook (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2006).

10.23#
Amendment to Restricted Stock Agreement, dated as of March 25, 2007, by and between Luminex Corporation and Patrick J. Balthrop, Sr. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2007).

10.24#
Amendment to Luminex Corporation Amended and Restated 2000 Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2007).

10.25#
Amendment to Luminex Corporation 2001 Broad-Based Stock Option Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2007).

10.26#
Employment Agreement, dated as of July 1, 2009, by and between Luminex Corporation and Michael F. Pintek (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.27#	Luminex Corporation 2009 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 17, 2009).

10.28#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2009 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 17, 2009).

10.29#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Proxy Statement (File No. 000-30109) for its Annual Meeting of Shareholders held on May 25, 2006).

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.30#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.31#
Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.32#
Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.33#
Form of Restricted Share Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2006).

10.34#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2007).

10.35#	Luminex Corporation 2010 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K/A, filed March 16, 2010).

10.36#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2010 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 15, 2010).

10.37#	Management Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 15, 2010).

10.38#	Luminex Corporation 2011 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 31, 2011).

10.39#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2011 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 31, 2011).

10.40#	Luminex Corporation 2012 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 13, 2012).

10.41#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2012 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 13, 2012).

10.42#	Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.43#	Luminex Corporation Employee Stock Purchase Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.44#	Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and its Executives.

10.45#	Second Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and Patrick J. Balthrop.

10.46#	Luminex Corporation 2013 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 25, 2013).

10.47#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2013 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 25, 2013).

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

101
The following materials from Luminex Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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
Date: February 26, 2014

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

S-1

SIGNATURES	TITLE	DATE

/s/ Patrick J. Balthrop	President and Chief Executive Officer, Director	February 26, 2014
Patrick J. Balthrop	(Principal Executive Officer)

/s/ Harriss T. Currie	Chief Financial Officer, Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 26, 2014
Harriss T. Currie

/s/ Robert J. Cresci	Director	February 26, 2014
Robert J. Cresci

/s/ Thomas W. Erickson	Director	February 26, 2014
Thomas W. Erickson

/s/ Fred C. Goad, Jr.	Director	February 26, 2014
Fred C. Goad, Jr.

/s/ Jay B. Johnston	Director	February 26, 2014
Jay B. Johnston

/s/ Jim D. Kever	Director	February 26, 2014
Jim D. Kever

/s/ G. Walter Loewenbaum II	Chairman of the Board of Directors,	February 26, 2014
G. Walter Loewenbaum II	Director

/s/ Kevin M. McNamara	Director	February 26, 2014
Kevin M. McNamara

/s/ Edward A. Ogunro	Director	February 26, 2014
Edward A. Ogunro

S-2

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1
Agreement and Plan of Merger, dated July 9, 2012, by and among Luminex Corporation, Grouper Merger Sub, Inc., GenturaDx, Inc. and the Seller Representative (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed on July 12, 2012).*

3.1	Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File 000-30109), filed September 16, 2008).

10.1#	2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File 000-30109) for the quarterly period ended March 31, 2002).

10.2#
Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.3#	2001 Broad-Based Stock Option Plan of the Company (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File 000-30109) for the fiscal year ended December 30, 2001).

10.4#
Form of Option Grant Certificate for the 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File 000-30109) for the fiscal year ended December 30, 2001).

10.5#
Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File 000-30109), filed September 16, 2008).

10.6
Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company’s Form 10-Q (File 000-30109) for the quarterly period ended September 30, 2001).

10.7
First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation as Tenant, dated July 25, 2002. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File 000-30109) for the period ended June 30, 2002).

10.8
Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and Luminex Corporation, as Tenant, dated January 27, 2003 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File 000-30109) for the fiscal year ended December 31, 2002).

10. 9#
Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File 000-30109) for the fiscal year ended December 31, 2003).

10.10#
Employment Agreement effective as of October 1, 2003, by and between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File 000-30109) for the fiscal year ended December 31, 2003).

10.11#
Employment Agreement effective as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File 000-30109), filed May 18, 2004).

10.12#
Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File 000-30109), filed May 25, 2005).

10.13#
Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File 000-30109) for the quarterly period ended September 30, 2004).

10.14#
Form of Non-Qualified Stock Option Agreement dated as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File 000-30109), filed May 18, 2004).

10.15#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.16#	Luminex Corporation Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 21, 2009).

10.17#	Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 21, 2009).

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

10.22#
Employment Agreement effective as of March 1, 2007, by and between Luminex Corporation, Tm Bioscience and Jeremy Bridge-Cook (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File 000-30109) for the fiscal year ended December 31, 2006).

10.23#
Amendment to Restricted Stock Agreement, dated as of March 25, 2007, by and between Luminex Corporation and Patrick J. Balthrop, Sr. (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File 000-30109) for the quarterly period ended March 31, 2007).

10.24#
Amendment to Luminex Corporation Amended and Restated 2000 Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File 000-30109) for the quarterly period ended June 30, 2007).

10.25#
Amendment to Luminex Corporation 2001 Broad-Based Stock Option Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File 000-30109) for the quarterly period ended June 30, 2007).

10.26#
Employment Agreement, dated as of July 1, 2009, by and between Luminex Corporation and Michael F. Pintek (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.27#	Luminex Corporation 2009 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 17, 2009).

10.28#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2009 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 17, 2009).

10.29#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Proxy Statement (File 000-30109) for its Annual Meeting of Shareholders held on May 25, 2006).

10.30#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File 000-30109), filed May 25, 2006).

10.31#
Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File 000-30109), filed May 25, 2006).

10.32#
Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File 000-30109), filed May 25, 2006).

10.33#
Form of Restricted Share Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File 000-30109) for the fiscal year ended December 31, 2006).

10.34#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File 000-30109) for the quarterly period ended June 30, 2007).

10.35#	Luminex Corporation 2010 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K/A, filed March 16, 2010).

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.36#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2010 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 15, 2010).

10.37#	Management Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 15, 2010).

10.38#	Luminex Corporation 2011 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 31, 2011).

10.39#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2011 Long Term Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 31, 2011).

10.40#	Luminex Corporation 2012 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 13, 2012).

10.41#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2012 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 13, 2012).

10.42#	Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.43#	Luminex Corporation Employee Stock Purchase Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.44#	Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and its Executives.

10.45#	Second Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and Patrick J. Balthrop.

10.46#	Luminex Corporation 2013 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 25, 2013).

10.47#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2013 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 25, 2013).

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

101
The following materials from Luminex Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#        Management contract or compensatory plan or arrangement.

*
Schedules, annexes and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Luminex agrees to furnish a supplemental copy of omitted schedules to the Securities and Exchange Commission upon request.