Form 10-Q
period 2014-03-31
LUMINEX CORP
filed 2014-04-29
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 42,523,756 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on April 25, 2014.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	1

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

SIGNATURES AND EXHIBITS	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,386	$67,924
Short-term investments	4,516	4,517
Accounts receivable, net	26,994	30,948
Inventories, net	30,850	30,487
Deferred income taxes	6,561	7,265
Prepaids and other	4,014	5,229
Total current assets	150,321	146,370
Property and equipment, net	33,148	32,793
Intangible assets, net	59,275	60,295
Deferred income taxes	11,913	11,913
Goodwill	50,836	50,738
Other	4,463	3,937
Total assets	$309,956	$306,046
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,401	$10,698
Accrued liabilities	10,783	11,624
Deferred revenue	5,307	4,980
Current portion of long-term debt	1,548	1,194
Total current liabilities	26,039	28,496
Long-term debt	62	463
Deferred revenue	2,374	2,482
Other	5,339	4,985
Total liabilities	33,814	36,426
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,405,235 shares at March 31, 2014; 41,133,653 shares at December 31, 2013	41	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	297,720	296,931
Accumulated other comprehensive income	186	419
Accumulated deficit	(21,805)	(27,771)
Total stockholders' equity	276,142	269,620
Total liabilities and stockholders' equity	$309,956	$306,046

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenue	$56,561	$53,200
Cost of revenue	16,607	15,243
Gross profit	39,954	37,957
Operating expenses:
Research and development	11,084	12,714
Selling, general and administrative	19,445	25,766
Amortization of acquired intangible assets	1,020	1,029
Restructuring costs	220	—
Total operating expenses	31,769	39,509
Income (loss) from operations	8,185	(1,552)
Interest expense from long-term debt	(6)	(28)
Other income, net	(19)	(7)
Income (loss) before income taxes	8,160	(1,587)
Income taxes	(2,194)	(924)
Net income (loss)	$5,966	$(2,511)

Other comprehensive loss:
Foreign currency translation adjustments	(234)	(112)
Unrealized gain on available-for-sale securities, net of tax	1	1
Other comprehensive loss	(233)	(111)
Comprehensive income (loss)	$5,733	$(2,622)

Net income (loss) per share, basic	$0.14	$(0.06)
Shares used in computing net income (loss) per share, basic	41,209	40,887

Net income (loss) per share, diluted	$0.14	$(0.06)
Shares used in computing net income (loss) per share, diluted	41,825	40,887

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended March 31,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$5,966	$(2,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,928	3,804
Stock-based compensation	1,629	2,432
Deferred income tax expense	678	700
Excess income tax expense from employee stock-based awards	—	274
Loss on sale of assets	5	18
Non-cash restructuring charges	772	—
Other	(192)	198
Changes in operating assets and liabilities:
Accounts receivable, net	4,017	8,095
Inventories, net	(899)	(2,404)
Other assets	332	(896)
Accounts payable	(2,581)	(1,731)
Accrued liabilities	(2,434)	1,777
Deferred revenue	216	263
Net cash provided by operating activities	11,437	10,019
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,996)	(2,995)
Sales and maturities of available-for-sale securities	2,997	13,033
Purchase of property and equipment	(3,105)	(2,791)
Proceeds from sale of assets	—	31
Acquired technology rights	—	(930)
Net cash (used in) provided by investing activities	(3,104)	6,348
Cash flows from financing activities:
Proceeds from issuance of common stock	1,102	1,401
Payments for stock repurchases	—	(5,775)
Excess income tax expense from employee stock-based awards	—	(274)
Net cash provided by (used in) financing activities	1,102	(4,648)
Effect of foreign currency exchange rate on cash	27	(219)
Change in cash and cash equivalents	9,462	11,500
Cash and cash equivalents, beginning of period	67,924	42,789
Cash and cash equivalents, end of period	$77,386	$54,289

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 10-K").

The Company has two segments for financial reporting purposes: the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  See Note 10 — Segment Information.

NOTE 2 — RESTRUCTURING

In August 2013, the Company announced a restructuring plan focused on its ARP segment's Newborn Screening Group and its Brisbane, Australia office where automated punching systems are designed and manufactured. The Company has halted development of the newborn screening assay and is exploring strategic alternatives for the intellectual property related to the automated punching systems. In the first quarter of 2014, management determined that it will close the manufacturing facilities in Brisbane, Australia in the current year. The Company reviewed the requirements for held-for-sale and discontinued operations presentation and determined (1) the newborn screening assay development project was not a business and therefore did not qualify for discontinued operations presentation and (2) the automated punching group has not met the requirements for held-for-sale and discontinued operations presentation as of March 31, 2014.

The Company has recorded pre-tax restructuring charges primarily consisting of non-cash impairment of inventory, intangible assets and property and equipment, together with employee separation costs. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily included severance pay and other separation costs such as outplacement services and benefits. As a result of the organizational change, the Company eliminated approximately 5% of its workforce. In conjunction with the restructuring plan, the Company evaluated its tangible and intangible assets for estimated impairment and recorded non-cash impairment charges of $4.1 million in 2013 and a further impairment of $0.8 million in the first quarter of 2014. The Company determined the fair value of the assets based upon prices for similar assets.  See Note 6 — Goodwill and Other Intangible Assets.

The Company will continue to review the remaining asset balances related to the automated punching group for possible further impairment until sale or abandonment. The Company will measure and accrue the facilities exit costs at fair value upon the Company's exit. Facilities exit costs will primarily consist of cease-use losses to be recorded upon vacating the facilities and fixed asset impairment.

The following tables display the charges taken related to the restructuring through March 31, 2014 and a rollforward of the charges to the accrued balance as of March 31, 2014 (in thousands):

Restructuring Charges		2013 Restructuring Plan

2013
Non-cash impairment charges:
Inventory		$2,326
Property and equipment		1,110
Intangible assets		700
Employee separation costs		783
Facility exit costs		—
Other		50
Total 2013 charges		$4,969
Recorded to cost of revenue		2,551
Recorded to restructuring costs		$2,418

2014
Non-cash impairment charges:
Inventory		$585
Property and equipment		187
Intangible assets		—
Employee separation costs		38
Facility exit costs		—
Other		—
Total 2014 charges		$810
Recorded to cost of revenue		590
Recorded to restructuring costs		$220

Rollforward of Accrued Restructuring	March 31, 2014	December 31, 2013

Balance at beginning of year	$128	$—
Total restructuring charges	810	4,969
Non-cash impairment charges	(772)	(4,136)
Employee separation payments	—	(655)
Facility exit costs	—	—
Foreign exchange and other adjustments	6	(50)
Balance at end of period	$172	$128

The remaining restructuring accrual balance is expected to be paid within the next four months. As such, it is recorded as a current liability within accrued liabilities on the consolidated balance sheet as of March 31, 2014.

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of March 31, 2014 and December 31, 2013, all of the Company’s marketable securities were classified as available for sale.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date.  The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of March 31, 2014 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$45,843	$—	$—	$45,843
Non-government sponsored debt securities	4,516	—	—	4,516
Total current securities	50,359	—	—	50,359
Noncurrent:
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—

Total available-for-sale securities	$50,359	$—	$—	$50,359

Available-for-sale securities consisted of the following as of December 31, 2013 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$46,422	$—	$—	$46,422
Non-government sponsored debt securities	4,517	—	—	4,517
Total current securities	50,939	—	—	50,939
Noncurrent:
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—

Total available-for-sale securities	$50,939	$—	$—	$50,939

There were no proceeds from the sales of available-for-sale securities during the three months ended March 31, 2014 or 2013. Realized gains and losses on sales of investments are determined using the specific identification method.  Realized gains and losses are included in other income (expense) in the Consolidated Statements of Comprehensive Income. There are no net unrealized holding losses on available-for-sale securities as of March 31, 2014.

The estimated fair value of available-for-sale debt securities at March 31, 2014 and December 31, 2013, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	March 31, 2014	December 31, 2013
Due in one year or less	$4,516	$4,517
Due after one year through two years	—	—
	$4,516	$4,517

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

The Company regularly evaluates the carrying value of its cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee's ability to remain in business, such as the investee's liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income, net in the Consolidated Statements of Comprehensive Income (Loss). As the inputs utilized for the Company's periodic impairment assessment are not based on observable market data, this cost-method investment is classified within Level 3 of the fair value hierarchy. To determine the fair value of this investment, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost-method investment's fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

NOTE 4 — INVENTORIES, NET

Inventories are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method.  The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Parts and supplies	$15,107	$19,002
Work-in-progress	8,757	4,747
Finished goods	6,986	6,738
	$30,850	$30,487

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ended March 31, 2014.

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company determines the fair value of the contingent consideration based primarily on the timing and probability of success of clinical events or regulatory approvals, the timing and probability of success of meeting commercial milestones, such as sales levels of a specific product, and discount rates. Our contingent consideration liability arose in connection with the GenturaDx, Inc. ("GenturaDx") acquisition. The Company re-evaluates its assumptions for its contingent consideration fair value determinations each quarter. Changes to the fair value of contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood of or timing of achieving any development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval. As a result of changes in assumptions surrounding the probability of success of meeting the timing of commercial milestones contemplated in the GenturaDx acquisition agreement, the Company adjusted the contingent consideration liability related to the GenturaDx acquisition to $0 in 2013. The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration expense recorded in any given period.

As of March 31, 2014 and December 31, 2013 the fair value of the Company's long-term debt was approximately $1.5 million and $1.5 million, respectively. The Company’s long-term debt is classified as a Level 3 instrument and the Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value for disclosure purposes as of March 31, 2014 and December 31, 2013, which does not equal its carrying value on the Condensed Consolidated Balance Sheets.  The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return indicative of the investment risk in the ownership of the Technology Partnerships Canada (TPC) debt.  In making these assumptions, the Company considered relevant factors including the likely timing of principal repayments and the probability of full repayment considering the timing of royalty payments based upon total revenue.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$45,843	$—	$—	$45,843
Non-government sponsored debt securities	—	4,516	—	4,516

	Fair Value Measurements at December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$46,422	$—	$—	$46,422
Non-government sponsored debt securities	—	4,517	—	4,517

Changes in financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period were as follows (in thousands):

	March 31, 2014	December 31, 2013
Balance at beginning of year	$—	$1,370
Contingent consideration recorded at acquisition	—	—
Fair value adjustments	—	(1,370)
Balance at end of period	$—	$—

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

All of the Company's goodwill relates to one reporting unit, the ARP segment, for goodwill impairment testing.  Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise. This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	March 31, 2014	December 31, 2013
Balance at beginning of year	$50,738	$51,128
Foreign currency translation adjustments	98	(390)
Balance at end of period	$50,836	$50,738

The current in-process research and development project is related to the Company's acquisition of GenturaDx, the foundation of our ARIES platform, in 2012 and are scheduled to be completed in 2014.  The estimated aggregate costs to complete these projects are between $4.0 and $7.0 million. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2013
Balance at December 31, 2012	$30,030	$7,986	$1,941	$40,627	$80,584
Write-off / Impairment	(214)	(7)	(20)	(454)	(695)
Foreign currency translation adjustments	(140)	(27)	(41)	(73)	(281)
Balance at December 31, 2013	29,676	7,952	1,880	40,100	79,608
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Amortization expense	(3,172)	(787)	(140)	—	(4,099)
Foreign currency translation adjustments	93	21	38	—	152
Accumulated amortization balance at December 31, 2013	(16,272)	(2,326)	(715)	—	(19,313)
Net balance at December 31, 2013	$13,404	$5,626	$1,165	$40,100	$60,295
Weighted average life (in years)	10	11	9

2014
Balance at December 31, 2013	$29,676	$7,952	$1,880	$40,100	$79,608
Foreign currency translation adjustments	29	7	10	—	46
Balance at March 31, 2014	29,705	7,959	1,890	40,100	79,654
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2013	(16,272)	(2,326)	(715)	—	(19,313)
Amortization expense	(789)	(196)	(35)	—	(1,020)
Foreign currency translation adjustments	(29)	(7)	(10)	—	(46)
Accumulated amortization balance at March 31, 2014	(17,090)	(2,529)	(760)	—	(20,379)
Net balance at March 31, 2014	$12,615	$5,430	$1,130	$40,100	$59,275
Weighted average life (in years)	10	11	11

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2014 (nine months)	$2,893
2015	3,232
2016	3,100
2017	2,144
2018	1,954
Thereafter	5,852
19,175
IP R&D	40,100
$59,275

NOTE 7 — OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Other comprehensive loss for the Company includes foreign currency translation adjustments and net unrealized holding gains and losses on available-for-sale investments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Available for Sale Investments	Accumulated Other Comprehensive Income Items
Beginning balance, December 31, 2013	$419	$—	$419
Other comprehensive (loss) income before reclassifications	(234)	4	(230)
Amounts reclassified from accumulated other comprehensive income	—	(3)	(3)
Net current-period other comprehensive (loss) income	(234)	1	(233)
Ending balance, March 31, 2014	$185	$1	$186

The following table presents the tax (expense) benefit allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2014
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(234)	$—	$(234)
Unrealized gains on available-for-sale investments	1	—	1
Other comprehensive loss	$(233)	$—	$(233)

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss)	$5,966	$(2,511)
Denominator:
Denominator for basic net income (loss) per share - weighted average common stock outstanding	41,209	40,887
Effect of dilutive securities: stock options and awards	616	—
Denominator for diluted net income (loss) per share - weighted average shares outstanding - diluted	41,825	40,887
Basic net income (loss) per share	$0.14	$(0.06)
Diluted net income (loss) per share	$0.14	$(0.06)

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately 0.3 million and 0.9 million shares for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computations of diluted EPS because the effect of including those RSAs, RSUs, and stock options would have been anti-dilutive.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the three months ended March 31, 2014 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	967	$15.35
Granted	—	—
Exercised	(99)	8.92
Cancelled or expired	(11)	20.50
Outstanding at March 31, 2014	857	$16.02

The Company had $1.5 million of total unrecognized compensation costs related to stock options at March 31, 2014 that are expected to be recognized over a weighted average period of 1.6 years.

The Company’s restricted share activity for the three months ended March 31, 2014 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested at December 31, 2013	826	$18.62
Granted	516	20.12
Vested	(214)	18.33
Cancelled or expired	(11)	18.71
Non-vested at March 31, 2014	1,117	$19.37

Restricted Stock Units (in thousands)	Shares
Non-vested at December 31, 2013	833
Granted	97
Vested	(45)
Cancelled or expired	(134)
Non-vested at March 31, 2014	751

As of March 31, 2014, there was $22.2 million and $4.8 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.3 years for the RSAs and 2.5 years for the RSUs. The Company issues a small number of cash settled restricted stock units pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$207	$203
Research and development	400	647
Selling, general and administrative	1,022	1,582
Stock-based compensation costs reflected in net income (loss)	$1,629	$2,432

NOTE 10 — SEGMENT INFORMATION

Management has determined that the Company has two segments for financial reporting purposes:  the TSP segment and the ARP segment.  The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company's 2013 Form 10-K.

Intersegment sales are recorded at fixed prices that approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $2.0 million and $2.8 million for the quarters ending March 31, 2014 and 2013, respectively, have been eliminated upon consolidation.  The following is selected segment information for the periods indicated (in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$32,061	$24,500	$56,561	$31,869	$21,331	$53,200
Depreciation and amortization	1,943	1,985	$3,928	1,807	1,997	$3,804
Operating profit (loss)	9,934	(1,749)	$8,185	7,681	(9,233)	$(1,552)

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2013	$721
Warranty expenses	(184)
Accrual for warranty costs	313
Accrued warranty costs at March 31, 2014	$850

NOTE 12 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the three months ended March 31, 2014 was 26.88%, including amounts recorded for discrete events. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S. and Canada; therefore cash taxes to be paid are expected to be in the range of 20%-25% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2009, 2009, and 2010, respectively, can still be reviewed by the taxing authorities.  The Company recorded a reduction in liabilities of $26,000 associated with its uncertain tax positions in the first quarter of 2014.  No other material changes to this liability are expected within the next 12 months.  For the three months ended March 31, 2014, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On August 30, 2012 Abbott Laboratories ("Abbott") was named as a defendant in the complaint filed by ENZO Life Sciences, Inc. ("ENZO") in U.S. District Court in Delaware for alleged infringement of its US Patent 7,064,197 as a result of Abbott's distribution of the Company's xTAG Respiratory Viral Panel.  The Company and Abbott have entered into an agreement requiring Luminex to defend and indemnify Abbott for any alleged infringement resulting from its distribution of the Company's xTAG Respiratory Viral Panel. The complaint seeks unspecified monetary damages and injunctive relief.  Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, the Company intervened in the lawsuit. On January 2, 2013 ENZO filed additional claims against the Company, alleging infringement of US Patent 7,064,197 resulting from the Company's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of US Patent 8,097,405 resulting from the Company's sale of Multicode products.  The Company filed an answer to ENZO's additional claims on January 28, 2013.  On October 2, 2013 ENZO filed additional claims against the Company, alleging infringement of U.S. Patent 6,992,180 resulting from the Company’s sale of Multicode products.  The Company filed an answer to ENZO’s additional claims on October 21, 2013. A trial date has not been set. The parties to the lawsuit have engaged in the discovery process.

On November 1, 2013 Irori Technologies, Inc. ("Irori") filed a complaint against the Company in U.S. District Court in the Southern District of California, alleging infringement of its U.S. Patent numbers  6,372,428, 6,416,714, and 6,352,854 resulting from the Company’s sale of its xMAP and xTAG based products. The Company filed a motion to dismiss on January 9, 2014.  Irori filed its response to the Company's motion to dismiss February 7, 2014.  The court granted the motion to dismiss without prejudice on February 25, 2014.  On March 18, 2014, Irori filed an amended complaint, again alleging infringement of its U.S. Patent numbers 6,372,428, 6,416,714, and 6,352,854 resulting from the Company’s sale of its xMAP and xTAG based products.  The complaint seeks unspecified monetary damages and injunctive relief. The Company filed an answer to Irori’s amended complaint on April 2, 2014.  A trial date has not been set.

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

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. For the Company, this Accounting Standards Update is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. This pronouncement will have no effect on the financial statements as the Company has already been presenting its uncertain tax positions in accordance with this Accounting Standards Update.

In April 2014, the FASB amended guidance to clarify the accounting for disposals of groups of assets and business units. The amendments alter the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity's operations and finances. For the Company, the changes should be applied in fiscal years that start on December 15, 2014, or later, but the changes can be applied ahead of the effective date for asset disposals that have not been reported in a set of financial statements. The Company is considering the effect of this amended guidance on the expected disposition of its Brisbane, Australia office where automated punching systems are designed and manufactured.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2013
10-K.

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, restructuring, impact of the reimbursement landscape, new products including ARIES® , assay sales, projected consumables sales patterns or bulk purchases, budgets, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and acquisition integration and the expected benefit of our acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

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

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict.  Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2013 10-K.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report, including in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

Our forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

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

OVERVIEW

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences industry.  This industry depends on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.  Our xMAP (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres.  xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research. In addition to our xMAP technology, our other offerings include our proprietary MultiCode technology, used for real-time PCR (Polymerase Chain Reaction) and multiplexed PCR assays, as well as automation and robotics in the field of dry sample handling.

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex employs a two-pronged business model.  For the TSP portion of the business, we have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory. As of March 31, 2014, Luminex had 59 strategic partners, of which 48 have released commercialized reagent-based products utilizing our technology.  For the ARP portion of the business, we market and sell our proprietary assay products and instrumentation directly to the end user through our direct sales force.

Luminex has several forms of revenue that result from our business model:

•	System revenue is generated from the sale of our xMAP multiplexing analyzers and peripherals and automated punching laboratory instruments.

•
Consumable revenue is generated from the sale of our dyed polystyrene microspheres, along with sheath and drive fluid.  Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

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

First Quarter 2014 Highlights

•	Consolidated revenue was $56.6 million for the quarter ended March 31, 2014, representing a 6% increase over revenue for the first quarter of 2013.

•	Shipments of 208 multiplexing analyzers, which included 78 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 10,945, up 11% from a year ago.

•	Consumable sales increased 7% over the first quarter of 2013, to $12.8 million.

•	Assay revenue was $21.7 million, an 18% increase over the first quarter of 2013.

Reimbursement Landscape

Over the past year, the molecular diagnostic market has experienced what we believe to be a temporary deceleration in the utilization of molecular assays, particularly in the human genetics segment, driven by administrative issues related to reimbursement associated with the new molecular diagnostic code system established by the Centers for Medicare and Medicaid Services (“CMS”) on January 1, 2013.  A number of our laboratory customers have experienced Medicare fee schedule reductions, delays in pricing and implementation of key molecular codes, denials of coverage for existing tests and delays in payment for tests performed by some payers after implementation of recently adopted pathology codes, all of which are resulting in lower than anticipated testing volumes for our customers and as a result decreased assay revenues for our ARP segment in 2013. The 2014 Clinical Laboratory Fee Schedule rates have been set by CMS and, based on feedback from our customers, we believe that these reimbursement challenges have diminished for 2014. We will continue to monitor the reimbursement landscape closely.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past three years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest purchasing customers.  On a quarterly basis, these customers account for more than 75% of our total consumable sales volume. We expect these fluctuations to continue as the ordering patterns of our largest bulk purchasing partners remain variable.  Additionally, even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales, which have increased at a compound annual growth rate of 35% and 11%, respectively, over the past five years.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	clinical validation and commercial launch of our ARIESTM system, the next generation sample-to-answer platform for our MultiCode-RTx technology, including IVD assays;

•	development of the next generation multiplex chemistry, including the next generation of our Respiratory Viral Panel line of IVD assays;

•
continued successful execution of our direct sales strategy, including developing the infrastructure necessary to support our sales force and decreasing reliance on our distributors. For the three months ended March 31, 2014, direct assay sales comprised 99% of total assay sales compared to 92% for the three months ended March 31, 2013;

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

We anticipate continued revenue concentration in our higher margin items (assays, consumables and royalties) contributing to favorable, but variable, gross margin percentages.  Additionally, we believe that a sustained investment in research and development is necessary in order to meet the needs of our marketplace and provide a sustainable new product pipeline.  We may experience volatility in research and development expenses as a percentage of revenue on a quarterly basis as a result of the timing of development expenses, clinical validation and clinical trials in advance of the commercial launch of our new products.

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

Management believes there have been no significant changes during the quarter ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Selected consolidated financial data for the three months ended March 31, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	Variance	Variance (%)
Revenue	$56,561	$53,200	$3,361	6%
Gross profit	$39,954	$37,957	1,997	5%
Gross margin percentage	71%	71%	—%	N/A
Operating expenses	$31,769	$39,509	(7,740)	(20)%
Income (loss) from operations	$8,185	$(1,552)	9,737	(627)%

Total revenue increased by 6% to $56.6 million for the three months ended March 31, 2014 from $53.2 million for the comparable period in 2013. The increase was primarily attributable to an increase in assay and consumable revenue offset by a decrease in system sales and other revenue in the first quarter of 2014 as compared to the prior year period.  The increase in assay revenue was driven by growth in the sales of both of our primary assay portfolios: infectious disease and genetic testing assay products, which grew 25% and 8% over the first quarter of 2013, respectively. Consumable sales increased to $12.8 million for the three months ended March 31, 2014 compared to $11.9 million for the three months ended March 31, 2013, driven primarily by an increase in bulk purchases of $0.7 million. We expect fluctuations in consumable sales on an ongoing basis. System revenue decreased by 2% for the first quarter of 2014 from the first quarter of 2013, primarily driven by a decrease in the number of automated punching systems sold as a result of the related restructuring and the decreased focus and sales efforts for these products.  We sold 208 multiplexing analyzers in the first quarter of 2014, which included 78 of our MAGPIX systems, as compared to 205 multiplexing analyzers sold for the corresponding prior year period, which included 72 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 10,945 as of March 31, 2014.  Also included in the first quarter of 2014 system revenue were sales of 5 automated punching systems compared to 17 in the prior year period, a decrease that was primarily the result of a decrease in the number of BSD600 systems sold during the first quarter of 2014.  Other revenue decreased from $4.2 million in the three months ended March 31, 2013 to $3.3 million in the three months ended March 31, 2014 primarily as a result of decreased revenue from development agreements with U.S. government agencies and a decrease in license fees attributable to license transfer fees that we received in the first quarter of 2013 due to mergers of our licensees. Total royalty bearing sales reported to us by our partners were $111.4 million for the quarter ended March 31, 2014, compared with $110.5 million for the quarter ended March 31, 2013. However, royalty revenue remained consistent as minimum royalty payments and royalty audit findings decreased by approximately $0.3 million. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners.

A breakdown of revenue for the three months ended March 31, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	Variance	Variance (%)
System sales	$6,400	$6,557	$(157)	(2)%
Consumable sales	12,768	11,897	871	7%
Royalty revenue	10,049	10,109	(60)	(1)%
Assay revenue	21,660	18,324	3,336	18%
Service revenue	2,344	2,128	216	10%
Other revenue	3,340	4,185	(845)	(20)%
	$56,561	$53,200	$3,361	6%

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 50% (20%, 17%, 7% and 6%, respectively) of consolidated total revenue in the first quarter of 2014. For comparative purposes, the top four customers accounted for 49% (18%, 16%, 8% and 7%, respectively) of total revenue in the first quarter of 2013.

Gross margin remained constant at 71% for the first quarter of 2014 and 2013. The gross margin percentage was impacted by the increase in the percentage of high margin items (consumables, royalties and assays) from 76% of revenue for the three months ended March 31, 2013 to 79% for the three months ended March 31, 2014, offset by $0.6 million of impairment of inventory and certain employee separation costs related to our restructuring plan focused on our Newborn Screening Group. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality inherent in our assay revenue.  The decrease in total operating expense dollars from $39.5 million, or 74% of revenue, to $31.8 million, or 56% of revenue, is primarily attributable to $7.0 million of expense related to the termination of our molecular diagnostics distribution agreements in the first quarter of 2013. See additional discussions by segment below.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the three months ended March 31, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	Variance	Variance (%)
Revenue	$32,061	$31,869	$192	1%
Gross profit	$23,059	$21,628	1,431	7%
Gross margin percentage	72%	68%	4%	N/A
Operating expenses	$13,125	$13,947	(822)	(6)%
Income from operations	$9,934	$7,681	2,253	29%

Revenue. Total revenue for our TSP segment increased by 1% to $32.1 million for the three months ended March 31, 2014 from $31.9 million for the comparable period in 2013. The flatness in TSP revenue was a result of increases in consumable and service revenue offset by decreases in system and other revenue.

Three customers accounted for 53% of total TSP segment revenue in the first quarter of 2014 (30%, 12% and 11%, respectively). For comparative purposes, the top three customers accounted for 50% of total TSP segment revenue (26%, 11% and 13%, respectively) in the first quarter of 2013.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the three months ended March 31, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	Variance	Variance (%)
System sales	$5,857	$6,042	$(185)	(3)%
Consumable sales	12,617	11,848	769	6%
Royalty revenue	10,009	10,071	(62)	(1)%
Service revenue	2,207	1,958	249	13%
Other revenue	1,371	1,950	(579)	(30)%
	$32,061	$31,869	$192	1%

System and peripheral component sales decreased by 3% to $5.9 million for the three months ended March 31, 2014 from $6.0 million for the comparable period of 2013.  The TSP segment sold 195 of the 208 total multiplexing analyzer sales, which included 66 MAGPIX systems, in the three months ended March 31, 2014 as compared to 204 of the 205 total multiplexing analyzers sales, which included 72 MAGPIX systems, in the same prior year period. The decrease in system revenue directly corresponds to the decrease in the number of systems sold relative to the prior period.  For the three months ended March 31, 2014, three of our partners accounted for 137 analyzers, or 70% of total TSP segment multiplexing analyzers sold for the period, compared to three of our partners accounting for 162 analyzers, or 79% of total TSP segment multiplexing analyzers sold for the three months ended March 31, 2013.

Consumable sales, comprised of microspheres and sheath fluid, increased to $12.6 million for the three months ended March 31, 2014 from $11.8 million for the three months ended March 31, 2013, respectively.  During the three months ended March 31, 2014, we had 15 bulk purchases of consumables totaling approximately $10.3 million (82% of total TSP segment consumable revenue), ranging from $0.1 million to $4.8 million, as compared with 20 bulk purchases of consumables totaling approximately $9.6 million (81% of total TSP segment consumable revenue) in the three months ended March 31, 2013. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter.  We expect fluctuations in consumable sales as the ordering pattern of our largest bulk purchasing partner varies due to its efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $10.4 million, or 82% of total TSP segment consumable sales, for the three months ended March 31, 2014 compared to $9.1 million, or 76% of total TSP consumable sales, for the prior year period.

Royalty revenue, which results when our partners sell products or services incorporating our technology, remained substantially consistent at $10.0 million and $10.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The modest decrease in TSP segment royalty revenue was driven primarily by a decline in minimum royalty payments and royalty audit findings of approximately $0.3 million partially offset by an increase in base royalties of $0.2 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. Total TSP segment royalty bearing sales reported to us by our partners were $110.6 million for the quarter ended March 31, 2014, compared with $109.7 million for the quarter ended March 31, 2013. Our partners' end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners, as well as fluctuations in the royalties themselves. For the three months ended March 31, 2014, we had 41 commercial partners submitting royalties as compared to 43 for the three months ended March 31, 2013. One of our partners reported royalties totaling approximately $4.0 million, or 40% of total TSP segment royalties, for the quarter ended March 31, 2014 compared to $3.7 million, or 36% of total TSP segment royalties, for the quarter ended March 31, 2013. Two other partners reported royalties totaling approximately $2.2 million, or 22% of total TSP royalty revenue (13% and 9%, respectively), for the quarter ended March 31, 2014.  For comparative purposes, these same two partners accounted for approximately $1.9 million, or 19% of total TSP segment royalty revenue (12% and 7%, respectively), in the first quarter of 2013.  No other customer accounted for more than 10% of total TSP segment royalty revenue for the quarter ended March 31, 2014.  Royalty revenues in the first quarter of 2014 were comprised of 67% from diagnostic partners and 33% from life science research partners.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 13% to $2.2 million for the first quarter of 2014 from $2.0 million for the first quarter of 2013. This increase is attributable to increased penetration of the expanded installed base.  At March 31, 2014 and 2013, we had 1,578 and 1,450 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and grant revenue, decreased by 30% to $1.4 million for the three months ended March 31, 2014 from $2.0 million for the three months ended March 31, 2013. The decrease is primarily a result of decreased grant revenue and license fees due to the timing of license transfer fees resulting from mergers of our licensees.

Gross profit margin. The gross profit margin for the TSP segment increased to 72% for the three months ended March 31, 2014 compared to 68% for the three months ended March 31, 2013.  The increase in gross profit margin was primarily attributable to the increase in consumable sales and the related increase in the percentage contribution from the highest margin revenue streams, consumables and royalties, from 69% of total TSP segment revenue in the prior year quarter to 71% of total TSP segment revenue in the current quarter.

Research and development expense. Research and development expenses for the TSP segment decreased to $2.9 million, or 9% of TSP segment revenue, for the three months ended March 31, 2014 compared to $3.6 million, or 11% of TSP segment revenue, for the comparable period in 2013. The focus of our TSP segment research and development activities on continued refinement of our systems, software and reagents to meet the evolving needs of the marketplace remains consistent with the prior year. Some resources previously focused on TSP segment pipeline activities have been prioritized towards development activities within our ARP segment, and as a result, R&D resources focused on TSP segment research and development activities decreased from 71 at March 31, 2013 to 45 at March 31, 2014.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment decreased to $10.2 million, or 32% of TSP segment revenue, for the three months ended March 31, 2014 from $10.4 million, or 33% of TSP segment revenue, for the comparable period in 2013. The decrease is primarily the result of decreased stock compensation expense. TSP segment selling, general and administrative employees and contract employees increased to 164 at March 31, 2014 from 162 at March 31, 2013.

Assays and Related Products Segment

Selected financial data for our ARP segment for the three months ended March 31, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	Variance	Variance (%)
Revenue	$24,500	$21,331	$3,169	15%
Gross profit	$16,895	$16,329	566	3%
Gross profit margin percentage	69%	77%	(8)%	N/A
Operating expenses	$18,644	$25,562	(6,918)	(27)%
Loss from operations	$(1,749)	$(9,233)	7,484	81%

A breakdown of revenue in the ARP segment for the three months ended March 31, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	Variance	Variance (%)
System sales	$543	$515	$28	5%
Consumable sales	151	49	102	208%
Royalty revenue	40	38	2	5%
Assay revenue	21,660	18,324	3,336	18%
Service revenue	137	170	(33)	(19)%
Other revenue	1,969	2,235	(266)	(12)%
	$24,500	$21,331	$3,169	15%

Revenue. Total revenue for our ARP segment increased by 15% to $24.5 million for the three months ended March 31, 2014 from $21.3 million for the comparable period in 2013. The increase in ARP segment revenue is predominantly attributable to an increase in assay revenue driven by increased sales of both our genetic and infectious disease assay products, offset by a decrease in other revenue from development agreements with U.S. government agencies. Infectious disease testing and genetic testing assay products revenue represented 65% and 35%, respectively, of total assay revenue in the first quarter of 2014 as compared to 62% and 38%, respectively, in the first quarter of 2013. Our top customer, by revenue, accounted for 43% of total ARP segment revenue for the three months ended March 31, 2014 compared to 42% for the three months ended March 31, 2013. No other customer accounted for more than 10% of total ARP segment revenue during those periods.

For the three months ended March 31, 2014, direct assay sales comprised 99% of total assay sales compared to 92% for the three months ended March 31, 2013.  During the three months ended March 31, 2014, our ARP segment sold 13 multiplexing analyzers and five automated punching systems, compared to one multiplexing analyzer and 17 automated punching systems during the three months ended March 31, 2013. Other revenue includes revenue from development agreements with Merck and U.S. government agencies, grant revenue, shipping revenue and training revenue.

Gross profit margin. The gross profit margin for the ARP segment decreased to 69% for the three months ended March 31, 2014 from 77% for the three months ended March 31, 2013. Gross profit for the ARP segment increased to $16.9 million for the three months ended March 31, 2014 compared to $16.3 million for the comparable period in 2013. The decrease in gross profit margin was primarily attributable to a decrease in the percentage of total assay revenue derived from our higher margin MultiCode based assays from 43% in the first quarter of 2013 to 38% in the first quarter of 2014, the $0.6 million of impairment of inventory and certain employee separation costs related to our restructuring plan focused on our Newborn Screening Group, and continued investment in our customer and technical support functions.

Research and development expense. Research and development expense for our ARP segment was $8.1 million, or 33% of ARP segment revenue, and $9.2 million, or 43% of ARP segment revenue, for the three months ended March 31, 2014 and 2013, respectively. The decrease in ARP segment research and development expense was primarily the result of the savings realized from our restructuring activities in the prior year.  The focus of our ARP segment research and development activities is on the development and clinical validation of our next generation sample-to-answer platform for our MultiCode-RTx technology and our next generation multiplex technology. Research and development employees and contract employees of the ARP segment increased to 158 at March 31, 2014 from 135 at March 31, 2013, resulting from continued investment in the development of our next generation technologies and the shift in focus to the ARP segment of some resources previously focused on TSP segment pipeline development activities.

Selling, general and administrative expense. Selling, general and administrative expense, including the amortization of acquired intangibles, for the ARP segment were $10.3 million, or 42% of ARP segment revenue, for the three months ended March 31, 2014 compared to $16.4 million, or 77% of ARP segment revenue, for the three months ended March 31, 2013.  The decrease in selling, general, and administrative expenses is primarily attributable to the termination of our molecular diagnostics distribution agreements and the related expense of $7.0 million in the first quarter of 2013, partially offset by increased costs associated with additional infrastructure and personnel focused on our direct sales channels, which is the main driver of the increase in ARP segment selling, general and administrative employees from 107 at March 31, 2013 to 124 at March 31, 2014.

Restructuring costs. We recorded total pre-tax restructuring charges of $0.8 million in the first quarter of 2014. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $0.6 million, was recorded to cost of revenue in our ARP segment. The portion of these charges that pertained to the non-cash impairment of property and equipment together with certain employee separation costs, $0.2 million, was recorded to restructuring costs in our ARP segment operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$77,386	$67,924
Short-term investments	4,516	4,517
	$81,902	$72,441

At March 31, 2014, we held cash and cash equivalents and short-term investments of $81.9 million and had working capital of $124.3 million. At December 31, 2013, we held cash and cash equivalents and short-term investments of $72.4 million and had working capital of $117.9 million. Based on the leverage present in our current operations, we expect to generate incremental   cash and investments on a quarterly basis absent any significant strategic investments or operational initiatives.

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

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities and the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2014.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) signing of partnership agreements which include significant up front license fees; (iv) our stock repurchase programs from time to time; (v) higher than anticipated contingent earn-out payments related to our acquisition of GenturaDx and (vi) entering into strategic investment or acquisition agreements requiring significant cash consideration.  See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2013 10-K and our other filings with the SEC.

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

LMD has agreed to repay the TPC funding through a royalty on revenues.  Royalty payments commenced in 2007 at a rate of 1% of total revenue and at a rate of 2.5% for 2008 and thereafter.  Aggregate royalty repayment will continue until total advances plus imputed interest has been repaid or until December 31, 2016, whichever is earlier.  The repayment obligation expires on December 31, 2016 and any unpaid balance will be cancelled and forgiven on that date.  Should the term of repayment be shorter than expected due to higher than expected assay revenue, the effective interest rate would increase as repayment is accelerated.  Actual future sales generating a repayment obligation will vary from our projections, are subject to adjustment based upon the U.S. and Canadian exchange rate and are subject to the risks and uncertainties described elsewhere in this report and in our 2013 10-K, including under Item 1A “Risk Factors” and “Safe Harbor Cautionary Statement.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at March 31, 2014 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of March 31, 2014, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian and Australian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases, certain expenses, and the TPC debt of our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  Sales transactions in our Australian subsidiary are primarily denominated in Australian or U.S. dollars while fixed asset purchases and expenses are primarily denominated in Australian dollars.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Australian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $142,000 on foreign currency denominated asset and liability balances as of March 31, 2014. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction gain of $258,000 was included in determining our consolidated results for the quarter ended March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2013 Irori Technologies, Inc. ("Irori") filed a complaint against Luminex in U.S. District Court in the Southern District of California, alleging infringement of its U.S. Patent numbers 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products.   Luminex filed a motion to dismiss on January 9, 2014.  Irori filed its response to our motion to dismiss February 7, 2014.  The court granted the motion to dismiss without prejudice on February 25, 2014.  On March 18, 2014, Irori filed an amended complaint, again alleging infringement of its U.S. Patent numbers 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products.  The complaint seeks unspecified monetary damages and injunctive relief.  Luminex filed an answer to Irori’s amended complaint on April 2, 2014.  A trial date has not been set.

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

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of the 2013 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the 2013 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the first quarter of 2014 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/14 - 1/31/14	87	$18.77	—	$—
2/1/14 - 2/28/14	—	—	—	—
3/1/14 - 3/31/14	63,900	19.90	—	—
Total First Quarter	63,987	$19.90	—	$—
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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2014

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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.