Form 10-Q
period 2014-06-30
LUMINEX CORP
filed 2014-07-29
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 42,764,142 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on July 28, 2014.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	1

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

SIGNATURES AND EXHIBITS	35

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,710	$67,924
Short-term investments	3,000	4,517
Accounts receivable, net	27,573	30,948
Inventories, net	31,163	30,487
Deferred income taxes	4,719	7,265
Prepaids and other	4,338	5,229
Total current assets	157,503	146,370
Property and equipment, net	33,788	32,793
Intangible assets, net	58,311	60,295
Deferred income taxes	11,913	11,913
Goodwill	50,881	50,738
Other	3,987	3,937
Total assets	$316,383	$306,046
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,938	$10,698
Accrued liabilities	8,907	11,624
Deferred revenue	4,862	4,980
Current portion of long-term debt	—	1,194
Total current liabilities	22,707	28,496
Long-term debt	—	463
Deferred revenue	2,610	2,482
Other	5,216	4,985
Total liabilities	30,533	36,426
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,702,454 shares at June 30, 2014; 41,133,653 shares at December 31, 2013	42	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	302,872	296,931
Accumulated other comprehensive income	16	419
Accumulated deficit	(17,080)	(27,771)
Total stockholders' equity	285,850	269,620
Total liabilities and stockholders' equity	$316,383	$306,046

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenue	$55,632	$54,287	$112,193	$107,487
Cost of revenue	17,485	16,230	34,092	31,473
Gross profit	38,147	38,057	78,101	76,014
Operating expenses:
Research and development	11,308	11,792	22,392	24,506
Selling, general and administrative	20,970	20,197	40,415	45,963
Amortization of acquired intangible assets	965	1,027	1,985	2,056
Restructuring costs	133	—	353	—
Total operating expenses	33,376	33,016	65,145	72,525
Income from operations	4,771	5,041	12,956	3,489
Interest expense from long-term debt	—	(23)	(6)	(51)
Other income, net	(1)	99	(20)	92
Income before income taxes	4,770	5,117	12,930	3,530
Income taxes	(45)	(1,422)	(2,239)	(2,346)
Net income	$4,725	$3,695	$10,691	$1,184

Other comprehensive loss:
Foreign currency translation adjustments	(170)	(509)	(404)	(621)
Unrealized gain on available-for-sale securities, net of tax	—	(3)	1	(2)
Other comprehensive loss	(170)	(512)	(403)	(623)
Comprehensive income	$4,555	$3,183	$10,288	$561

Net income per share, basic	$0.11	$0.09	$0.26	$0.03
Shares used in computing net income per share, basic	41,560	40,497	41,384	40,693

Net income per share, diluted	$0.11	$0.09	$0.26	$0.03
Shares used in computing net income per share, diluted	42,125	41,444	41,863	41,541

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$4,725	$3,695	$10,691	$1,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,607	3,949	7,535	7,753
Stock-based compensation	2,801	2,412	4,430	4,844
Deferred income tax expense	1,842	726	2,520	1,426
Excess income tax expense from employee stock-based awards	—	15	—	289
Loss on sale of assets	178	65	183	83
Non-cash restructuring charges	424	—	1,196	—
Other	(140)	(1,279)	(332)	(1,081)
Changes in operating assets and liabilities:
Accounts receivable, net	(478)	(6,403)	3,539	1,692
Inventories, net	(623)	(1,279)	(1,522)	(3,683)
Other assets	(295)	(747)	37	(1,643)
Accounts payable	476	(1,202)	(2,105)	(2,933)
Accrued liabilities	(2,081)	(3,320)	(4,515)	(1,543)
Deferred revenue	(209)	(293)	7	(30)
Net cash provided by (used in) operating activities	10,227	(3,661)	21,664	6,358
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(2,497)	(2,996)	(5,492)
Sales and maturities of available-for-sale securities	1,516	3,603	4,513	16,636
Purchase of property and equipment	(3,150)	(5,431)	(6,255)	(8,222)
Proceeds from sale of assets	39	—	39	31
Acquired technology rights	(64)	—	(64)	(930)
Net cash (used in) provided by investing activities	(1,659)	(4,325)	(4,763)	2,023
Cash flows from financing activities:
Payments on debt	(1,621)	(1,105)	(1,621)	(1,105)
Proceeds from issuance of common stock	2,378	517	3,480	1,918
Payments for stock repurchases	—	(8,568)	—	(14,343)
Excess income tax expense from employee stock-based awards	—	(15)	—	(289)
Net cash provided by (used in) financing activities	757	(9,171)	1,859	(13,819)
Effect of foreign currency exchange rate on cash	(1)	346	26	127
Change in cash and cash equivalents	9,324	(16,811)	18,786	(5,311)
Cash and cash equivalents, beginning of period	77,386	54,289	67,924	42,789
Cash and cash equivalents, end of period	$86,710	$37,478	$86,710	$37,478

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 10-K").

The Company has two segments for financial reporting purposes: the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  See Note 10 — Segment Information.

NOTE 2 — RESTRUCTURING

In August 2013, the Company announced a restructuring plan focused on its ARP segment's Newborn Screening Group and its Brisbane, Australia office where automated punching systems are designed and manufactured. The Company halted development of the newborn screening assay and is exploring strategic alternatives for the intellectual property related to the automated punching systems. In the first quarter of 2014, management determined that it will close the manufacturing facilities in Brisbane, Australia in the current year and current expectations are for it to close in the third quarter of 2014. The Company reviewed the requirements for held-for-sale and discontinued operations presentation and determined (1) the newborn screening assay development project was not a business and therefore did not qualify for discontinued operations presentation and (2) the office in Brisbane, Australia will not meet the altered definition of a discontinued operation under the recent amended accounting guidance as it is not a strategic shift with a major effect on the Company's operations and finances. Management will be applying this new guidance for the office in Brisbane, Australia.

The Company has recorded pre-tax restructuring charges primarily consisting of non-cash impairment of inventory, intangible assets and property and equipment, together with employee separation costs. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily included severance pay and other separation costs such as outplacement services and benefits. As a result of the organizational change, the Company eliminated approximately 5% of its aggregate workforce. In conjunction with the restructuring plan, the Company evaluated its tangible and intangible assets for estimated impairment and recorded non-cash impairment charges of $4.1 million in 2013 and a further impairment of $1.2 million in the first half of 2014. The Company determined the fair value of the assets based upon prices for similar assets.  See Note 6 — Goodwill and Other Intangible Assets.

The Company will continue to review the remaining asset balances related to the automated punching group for possible further impairment until sale or abandonment. The Company will measure and accrue the facilities exit costs at fair value upon the Company's exit in the third quarter. Facilities exit costs will primarily consist of cease-use losses to be recorded upon vacating the facilities and fixed asset impairment.

The following tables display the charges taken related to the restructuring through June 30, 2014 and a rollforward of the charges to the accrued balance as of June 30, 2014 (in thousands):

Restructuring Charges		2013 Restructuring Plan

2013
Non-cash impairment charges:
Inventory		$2,326
Property and equipment		1,110
Intangible assets		700
Employee separation costs		783
Facility exit costs		—
Other		50
Total 2013 charges		$4,969
Recorded to cost of revenue		2,551
Recorded to restructuring costs		$2,418

2014
Non-cash impairment charges:
Inventory		$931
Property and equipment		265
Intangible assets		—
Employee separation costs		112
Facility exit costs		—
Other		12
Total 2014 charges		$1,320
Recorded to cost of revenue		967
Recorded to restructuring costs		$353

Rollforward of Accrued Restructuring	June 30, 2014	December 31, 2013

Balance at beginning of year	$128	$—
Total restructuring charges	1,320	4,969
Non-cash impairment charges	(1,196)	(4,136)
Employee separation payments	(15)	(655)
Facility exit costs	—	—
Foreign exchange and other adjustments	(2)	(50)
Balance at end of period	$235	$128

The remaining restructuring accrual balance is expected to be paid during the third quarter. As such, it is recorded as a current liability within accrued liabilities on the consolidated balance sheet as of June 30, 2014.

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of June 30, 2014 and December 31, 2013, all of the Company’s marketable securities were classified as available for sale.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date.  The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of June 30, 2014 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$20,071	$—	$—	$20,071
Non-government sponsored debt securities	3,000	—	—	3,000
Total current securities	23,071	—	—	23,071
Noncurrent:
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—

Total available-for-sale securities	$23,071	$—	$—	$23,071

Available-for-sale securities consisted of the following as of December 31, 2013 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$46,422	$—	$—	$46,422
Non-government sponsored debt securities	4,517	—	—	4,517
Total current securities	50,939	—	—	50,939
Noncurrent:
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—

Total available-for-sale securities	$50,939	$—	$—	$50,939

There were no proceeds from the sales of available-for-sale securities during the three months ended June 30, 2014 or 2013. Realized gains and losses on sales of investments are determined using the specific identification method.  Realized gains and losses are included in other income (expense) in the Consolidated Statements of Comprehensive Income. There are no net unrealized holding losses on available-for-sale securities as of June 30, 2014.

The estimated fair value of available-for-sale debt securities at June 30, 2014 and December 31, 2013, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	June 30, 2014	December 31, 2013
Due in one year or less	$3,000	$4,517
Due after one year through two years	—	—
	$3,000	$4,517

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

The Company's other minority interest in a private company was acquired by a third party in July 2013. The Company realized a gain of $5.4 million on this minority interest investment in the third quarter of 2013.

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

NOTE 4 — INVENTORIES, NET

Inventories are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method.  The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Parts and supplies	$14,194	$19,002
Work-in-progress	8,712	4,747
Finished goods	8,257	6,738
	$31,163	$30,487

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ended June 30, 2014.

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

As of June 30, 2014 and December 31, 2013 the fair value of the Company's long-term debt was $0 and approximately $1.5 million, respectively. In May 2014, the Company repaid all of its outstanding debt.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at June 30, 2014 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$20,071	$—	$—	$20,071
Non-government sponsored debt securities	—	3,000	—	3,000

	Fair Value Measurements at December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$46,422	$—	$—	$46,422
Non-government sponsored debt securities	—	4,517	—	4,517

Changes in financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period were as follows (in thousands):

	June 30, 2014	December 31, 2013
Balance at beginning of year	$—	$1,370
Contingent consideration recorded at acquisition	—	—
Fair value adjustments	—	(1,370)
Balance at end of period	$—	$—

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

All of the Company's goodwill relates to one reporting unit, the ARP segment, for goodwill impairment testing.  Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise. This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	June 30, 2014	December 31, 2013
Balance at beginning of year	$50,738	$51,128
Foreign currency translation adjustments	143	(390)
Balance at end of period	$50,881	$50,738

The current in-process research and development project is related to the Company's acquisition of GenturaDx, the foundation of our ARIESTM instrument, in 2012 and is scheduled to be completed in 2014 with commercialization in 2015.  The estimated aggregate costs to complete this project are between $4.0 and $7.0 million. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2013
Balance at December 31, 2012	$30,030	$7,986	$1,941	$40,627	$80,584
Write-off / Impairment	(214)	(7)	(20)	(454)	(695)
Foreign currency translation adjustments	(140)	(27)	(41)	(73)	(281)
Balance at December 31, 2013	29,676	7,952	1,880	40,100	79,608
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Amortization expense	(3,172)	(787)	(140)	—	(4,099)
Foreign currency translation adjustments	93	21	38	—	152
Accumulated amortization balance at December 31, 2013	(16,272)	(2,326)	(715)	—	(19,313)
Net balance at December 31, 2013	$13,404	$5,626	$1,165	$40,100	$60,295
Weighted average life (in years)	10	11	9

2014
Balance at December 31, 2013	$29,676	$7,952	$1,880	$40,100	$79,608
Foreign currency translation adjustments	42	10	14	—	66
Balance at June 30, 2014	29,718	7,962	1,894	40,100	79,674
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2013	(16,272)	(2,326)	(715)	—	(19,313)
Amortization expense	(1,535)	(382)	(68)	—	(1,985)
Foreign currency translation adjustments	(41)	(10)	(14)	—	(65)
Accumulated amortization balance at June 30, 2014	(17,848)	(2,718)	(797)	—	(21,363)
Net balance at June 30, 2014	$11,870	$5,244	$1,097	$40,100	$58,311
Weighted average life (in years)	10	11	11

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2014 (six months)	$1,928
2015	3,232
2016	3,100
2017	2,144
2018	1,954
Thereafter	5,853
18,211
IP R&D	40,100
$58,311

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

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Available for Sale Investments	Accumulated Other Comprehensive Income Items
Beginning balance, December 31, 2013	$419	$—	$419
Other comprehensive (loss) income before reclassifications	(404)	6	(398)
Amounts reclassified from accumulated other comprehensive income	—	(5)	(5)
Net current-period other comprehensive (loss) income	(404)	1	(403)
Ending balance, June 30, 2014	$15	$1	$16

The following table presents the tax (expense) benefit allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Before Tax	Tax Benefit	Net of Tax	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(170)	$—	$(170)	$(404)	$—	$(404)
Unrealized gains on available-for-sale investments	—	—	—	1	—	1
Other comprehensive loss	$(170)	$—	$(170)	$(403)	$—	$(403)

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$4,725	$3,695	$10,691	$1,184
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	41,560	40,497	41,384	40,693
Effect of dilutive securities: stock options and awards	565	947	479	848
Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,125	41,444	41,863	41,541
Basic net income per share	$0.11	$0.09	$0.26	$0.03
Diluted net income per share	$0.11	$0.09	$0.26	$0.03

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately 0.4 million and 0.2 million shares for the three months ended June 30, 2014 and 2013, respectively, and 0.4 million and 0.2 million shares for the six months ended June 30, 2014 and 2013, respectively, were excluded from the computations of diluted EPS because the effect of including those RSAs, RSUs, and stock options would have been anti-dilutive.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the six months ended June 30, 2014 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	967	$15.35
Granted	—	—
Exercised	(309)	9.69
Cancelled or expired	(11)	20.50
Outstanding at June 30, 2014	647	$17.96

The Company had $1.2 million of total unrecognized compensation costs related to stock options at June 30, 2014 that are expected to be recognized over a weighted average period of 1.38 years.

The Company’s restricted share activity for the six months ended June 30, 2014 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested at December 31, 2013	826	$18.62
Granted	535	20.04
Vested	(269)	18.05
Cancelled or expired	(27)	18.97
Non-vested at June 30, 2014	1,065	$19.47

Restricted Stock Units (in thousands)	Shares
Non-vested at December 31, 2013	833
Granted	139
Vested	(57)
Cancelled or expired	(137)
Non-vested at June 30, 2014	778

As of June 30, 2014, there was $20.4 million and $5.0 million of unrecognized compensation cost related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 3.23 years for the RSAs and 2.31 years for the RSUs. The Company issues a small number of cash settled restricted stock units pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$303	$199	$510	$402
Research and development	736	570	1,136	1,217
Selling, general and administrative	1,762	1,643	2,784	3,225
Stock-based compensation costs reflected in net income	$2,801	$2,412	$4,430	$4,844

NOTE 10 — SEGMENT INFORMATION

Management has determined that the Company has two segments for financial reporting purposes:  the TSP segment and the ARP segment.  The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company's 2013 Form 10-K.

Intersegment sales are recorded at fixed prices that approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $3.4 million and $2.9 million for the quarters ending June 30, 2014 and 2013, and $5.5 million and $5.6 million for the six months ended June 30, 2014 and 2013, respectively, have been eliminated upon consolidation.  The following is selected segment information for the periods indicated (in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$33,388	$22,244	$55,632	$31,148	$23,139	$54,287
Depreciation and amortization	1,775	1,832	$3,607	1,932	2,017	$3,949
Operating profit (loss)	8,622	(3,851)	$4,771	6,394	(1,353)	$5,041

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$65,449	$46,744	$112,193	$63,017	$44,470	$107,487
Depreciation and amortization	3,718	3,817	$7,535	3,739	4,014	$7,753
Operating profit (loss)	18,556	(5,600)	$12,956	14,075	(10,586)	$3,489

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2013	$721
Warranty expenses incurred	(479)
Accrual for warranty costs	547
Accrued warranty costs at June 30, 2014	$789

NOTE 12 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the six months ended June 30, 2014 was 17.32%, including amounts recorded for discrete events. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S., Canada, and the Netherlands; currently expects a full year effective tax rate of less than 20%, and therefore cash taxes to be paid are expected to continue to be less than 50% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2009, 2009, and 2010, respectively, can still be reviewed by the taxing authorities.  No other material changes to this liability are expected within the next 12 months.  For the six months ended June 30, 2014, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On August 30, 2012 Abbott Laboratories ("Abbott") was named as a defendant in the complaint filed by ENZO Life Sciences, Inc. ("ENZO") in U.S. District Court in Delaware for alleged infringement of its US Patent 7,064,197 as a result of Abbott's distribution of the Company's xTAG Respiratory Viral Panel.  The Company and Abbott have entered into an agreement requiring the Company to defend and indemnify Abbott for any alleged infringement resulting from its distribution of the Company's xTAG Respiratory Viral Panel. The complaint seeks unspecified monetary damages and injunctive relief.  Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, the Company intervened in the lawsuit. On January 2, 2013 ENZO filed additional claims against the Company, alleging infringement of US Patent 7,064,197 resulting from the Company's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of US Patent 8,097,405 resulting from the Company's sale of Multicode products.  The Company filed an answer to ENZO's additional claims on January 28, 2013.  On October 2, 2013 ENZO filed additional claims against the Company, alleging infringement of U.S. Patent 6,992,180 resulting from the Company’s sale of Multicode products.  The Company filed an answer to ENZO’s additional claims on October 21, 2013. A trial date has not been set. The parties to the lawsuit have engaged in the discovery process.

On November 1, 2013 Irori Technologies, Inc. ("Irori") filed a complaint against the Company in U.S. District Court in the Southern District of California, alleging infringement of its US Patent 6,372,428, 6,416,714, and 6,352,854 resulting from the Company’s sale of its xMAP and xTAG based products. The Company filed a motion to dismiss on January 9, 2014.  Irori filed its response to the Company's motion to dismiss on February 7, 2014.  The court granted the Company's motion to dismiss without prejudice on February 25, 2014.  On March 18, 2014, Irori filed an amended complaint, again alleging infringement of its US Patent 6,372,428, 6,416,714, and 6,352,854 resulting from the Company’s sale of its xMAP and xTAG based products.  The complaint seeks unspecified monetary damages and injunctive relief. The Company filed an answer to Irori’s amended complaint on April 2, 2014.  On June 10, 2014 the Company filed with the United States Patent and Trademark Office's ("USPTO’s") Patent Trial and Appeal Board a total of five petitions for inter partes review seeking to invalidate the claims of the three patents involved in the litigation.   On June 17, 2014, the Company filed a motion to stay proceedings in the district court pending the USPTO’s resolution of the inter partes review of Irori’s patents.  Irori filed its opposition to the motion to stay on July 7, 2014, and the Company filed a reply on July 14, 2014.  On July 16, 2014, the court granted the Company’s motion to stay the case until the earlier of i) a determination by the USPTO that reexamination proceedings will not take place or ii) the conclusion of reexamination proceedings and appeals.  A trial date has not been set.

When and if it appears probable in management's judgment, and based upon consultation with outside counsel, that the Company will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, the Company records the estimated liability in the financial statements.  If only a range of estimated losses can be estimated, the Company records an amount within the range that, in management's judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company records the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. The Company discloses significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when the Company believes there is at least a reasonable possibility that a loss has been incurred. The Company recognizes costs associated with legal proceedings in the period in which the services were provided. There can be no assurance that the Company will successfully defend these suits or that a judgment against the Company would not materially adversely affect operating results.

In January 2013, the Company finalized the termination of its molecular diagnostics distribution agreements and an expense of $7.0 million was recorded in selling, general and administrative expenses in the first quarter of 2013. All payments were made in the second quarter of 2013.

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB amended guidance to clarify the accounting for disposals of groups of assets and business units. The amendments alter the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity's operations and finances. For the Company, the changes should be applied in fiscal years that start on December 15, 2014, or later, but the changes can be applied ahead of the effective date for asset disposals that have not been reported in a set of financial statements. Management will be applying this new guidance for the automated punching group and the related closure of the Brisbane, Australia office expected in the third quarter of 2014.

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2013
10-K.

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, restructuring, impact of the reimbursement landscape, new products including ARIESTM , assay sales, projected consumables sales patterns or bulk purchases, budgets, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and the expected benefit of our acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

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

OVERVIEW

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences industry.  This industry depends on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.  Our xMAP (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres.  xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research. In addition to our xMAP technology, our other offerings include our proprietary MultiCode technology, used for real-time PCR (Polymerase Chain Reaction) and multiplexed PCR assays. Our MultiCode assay chemistry is a flexible platform for both real-time PCR and multiplex PCR-based applications. Our MultiCode technology is powered by a base pair (man made nucleotide pair isoC:isoG in addition to the A:T and G:C nucleotide pairs found in nature) that does not exist in nature, but can be combined with natural base pairs, and incorporated into a wide range of molecular diagnostic applications. The MultiCode base pair is recognized by naturally occurring enzymes and can be used for the specific placement of reporter molecules and to increase the molecular recognition capabilities of hybridization-based assays. The MultiCode base pair enables solutions to complex molecular challenges that were previously not possible with natural nucleic acid alone.

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex employs a two-pronged business model.  For the TSP portion of the business, we have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory. As of June 30, 2014, Luminex had 62 strategic partners, of which 47 have released commercialized reagent-based products utilizing our technology.  For the ARP portion of the business, we market and sell our proprietary assay products and instrumentation directly to the end user through our direct sales force.

Luminex has several forms of revenue that result from our business model:

•	System revenue is generated from the sale of our xMAP multiplexing analyzers and peripherals.

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

Second Quarter 2014 Highlights

•	Consolidated revenue was $55.6 million for the quarter ended June 30, 2014, representing a 2% increase over revenue for the second quarter of 2013.

•	System sales of $8.3 million, a 9 percent increase over the second quarter of 2013.

•	Shipments of 268 multiplexing analyzers, which included 148 LX systems, 96 MAGPIX systems, and 24 FLEXMAP 3D Systems.

•	Assay revenue of $19.9 million. Infectious disease sales comprised approximately 67 percent of total assay sales, with genetic testing representing 33 percent.

•
Partners reported over $114 million of royalty bearing end user sales on xMAP technology for the quarter, a 5% increase over the second quarter of 2013, contributing to the 10% increase in royalty revenue from prior year.

•	Consumable sales increased 7% over the second quarter of 2013, to $12.6 million.

•	Renewal of our master agreement with our largest customer, a major U.S. reference lab.

•	Repaid all of our outstanding debt in the second quarter of 2014.

Reimbursement Landscape

Over the past year, the molecular diagnostic market has experienced what we believe to be a temporary deceleration in the utilization of molecular assays, particularly in the human genetics segment, driven by administrative issues related to reimbursement associated with the new molecular diagnostic code system established by the Centers for Medicare and Medicaid Services (“CMS”) on January 1, 2013.  A number of our laboratory customers have experienced Medicare fee schedule reductions, delays in pricing and implementation of key molecular codes, denials of coverage for existing tests and delays in payment for tests performed by some payers after implementation of recently adopted pathology codes, all of which are resulting in lower than anticipated testing volumes for our customers and as a result decreased assay revenues for our ARP segment in 2013. The 2014 Clinical Laboratory Fee Schedule rates have been set by CMS and, based on feedback from our customers and the reinstatement of coverage for Cystic Fibrosis genetic testing, the single largest test that was not being reimbursed, we believe that these reimbursement challenges have lessened for 2014. We will continue to monitor the reimbursement landscape closely.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past three years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest purchasing customers.  On a quarterly basis, these customers account for more than 75% of our total consumable sales volume. We expect these fluctuations to continue as the ordering patterns and inventory levels of our largest bulk purchasing partners remain variable.  Additionally, even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	clinical validation and commercial launch of our ARIES system, the next generation sample-to-answer platform for our MultiCode-RTx technology, including in vitro diagnostic ("IVD") assays;

•	development of the next generation multiplex chemistry, including the next generation of our Respiratory Viral Panel line of IVD assays;

•	continued execution of our pharmacogenetic ("PGx") strategy;

•	continued execution of our direct sales strategy, including developing the infrastructure necessary to support our sales force and decreasing reliance on our distributors;

•	commercialization, regulatory clearance and market adoption of products from our ARP segment;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	adoption and use of our platforms and consumables by our customers for testing services;

•	expansion and enhancement of our installed base and our market position within our identified target market segments;

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	continued adoption and development of partner products incorporating Luminex technology through effective partner management.

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

Management believes there have been no significant changes during the quarter ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Selected consolidated financial data for the three months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	Variance	Variance (%)
Revenue	$55,632	$54,287	$1,345	2%
Gross profit	$38,147	$38,057	90	—%
Gross margin percentage	69%	70%	(1)%	N/A
Operating expenses	$33,376	$33,016	360	1%
Income from operations	$4,771	$5,041	(270)	(5)%

Total revenue increased by 2% to $55.6 million for the three months ended June 30, 2014 from $54.3 million for the comparable period in 2013. The increase was primarily attributable to an increase in system, consumable and royalty revenue partially offset by a decrease in assay sales in the second quarter of 2014 as compared to the prior year period.

A breakdown of revenue for the three months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	Variance	Variance (%)
System sales	$8,304	$7,647	$657	9%
Consumable sales	12,629	11,750	879	7%
Royalty revenue	9,476	8,578	898	10%
Assay revenue	19,886	21,699	(1,813)	(8)%
Service revenue	2,372	2,217	155	7%
Other revenue	2,965	2,396	569	24%
	$55,632	$54,287	$1,345	2%

System revenue increased by 9% for the second quarter of 2014 from the second quarter of 2013, primarily driven by the mix of systems sold. We sold 268 multiplexing analyzers in the second quarter of 2014, which included 96 of our MAGPIX systems, as compared to 266 multiplexing analyzers sold for the corresponding prior year period, which included 126 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 11,213 as of June 30, 2014.  Also included in the second quarter of 2014 system revenue were sales of three automated punching systems compared to 13 in the prior year period, a decrease that was primarily the result of the 2013 restructuring and anticipated closure of our manufacturing facilities in Brisbane, Australia. Consumable sales increased to $12.6 million for the three months ended June 30, 2014 compared to $11.8 million for the three months ended June 30, 2013, driven primarily by an increase in bulk purchases of $0.8 million. We expect fluctuations in consumable sales on an ongoing basis. Royalty revenue increased due to total royalty bearing sales reported to us by our partners growing to $115.5 million for the quarter ended June 30, 2014, from $109.7 million for the quarter ended June 30, 2013. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. The 8% decrease in assay revenue was driven by a decrease in sales of both of our primary assay portfolios: infectious disease and genetic testing assay products which declined 5% and 15% from the second quarter of 2013, respectively. The decline in our genetic testing assay product sales was primarily due to a decrease in our PGx assay sales resulting from non-recurring revenue in the second quarter of 2013 related to a former customer that filed for bankruptcy. Other revenue increased from $2.4 million in the three months ended June 30, 2013 to $3.0 million in the three months ended June 30, 2014 primarily as a result of an additional order under an agreement with a U.S. government agency.

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 50% (19%, 18%, 7% and 6%, respectively) of consolidated total revenue in the second quarter of 2014. For comparative purposes, the top four customers accounted for 53% (20%, 17%, 9% and 7%, respectively) of total revenue in the second quarter of 2013.

Gross margin decreased modestly to 69% for the second quarter of 2014 from 70% for the second quarter of 2013. The gross margin percentage was impacted by the decrease in the percentage of high margin items (consumables, royalties and assays) from 77% of revenue for the three months ended June 30, 2013 to 75% for the three months ended June 30, 2014 and the $0.4 million of impairment of inventory and certain employee separation costs related to our 2013 restructuring plan. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality inherent in our assay revenue.  Total operating expense dollars increased modestly from $33.0 million in the second quarter of 2013 to $33.4 million in the second quarter of 2014, but decreased as a percentage of revenue from 61% to 60%, respectively. See additional discussions by segment below.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the three months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	Variance	Variance (%)
Revenue	$33,388	$31,148	$2,240	7%
Gross profit	$21,919	$20,442	1,477	7%
Gross margin percentage	66%	66%	—%	N/A
Operating expenses	$13,297	$14,048	(751)	(5)%
Income from operations	$8,622	$6,394	2,228	35%

Revenue. Total revenue for our TSP segment increased by 7% to $33.4 million for the three months ended June 30, 2014 from $31.1 million for the comparable period in 2013. The increase in TSP revenue was a result of modest increases in system, consumable, royalty and service revenue partially offset by decreases in other revenue.

Three customers accounted for 52% of total TSP segment revenue in the second quarter of 2014 (30%, 13% and 9%, respectively). For comparative purposes, the top three customers accounted for 57% of total TSP segment revenue (29%, 16% and 12%, respectively) in the second quarter of 2013.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the three months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	Variance	Variance (%)
System sales	$7,674	$7,134	$540	8%
Consumable sales	12,510	11,637	873	8%
Royalty revenue	9,428	8,545	883	10%
Service revenue	2,278	2,052	226	11%
Other revenue	1,498	1,780	(282)	(16)%
	$33,388	$31,148	$2,240	7%

System and peripheral component sales increased by 8% to $7.7 million for the three months ended June 30, 2014 from $7.1 million for the comparable period of 2013.  The TSP segment sold 251 of the 268 total multiplexing analyzer sales, which included 82 MAGPIX systems, in the three months ended June 30, 2014 as compared to 265 of the 266 total multiplexing analyzers sales, which included 126 MAGPIX systems, in the same prior year period. The increase in system revenue directly corresponds to the mix of systems sold relative to the prior period.  For the three months ended June 30, 2014, three of our partners accounted for 169 analyzers, or 67% of total TSP segment multiplexing analyzers sold for the period, compared to two of our partners accounting for 195 analyzers, or 74% of total TSP segment multiplexing analyzers sold for the three months ended June 30, 2013.

Consumable sales, comprised of microspheres and sheath fluid, increased to $12.5 million for the three months ended June 30, 2014 from $11.6 million for the three months ended June 30, 2013.  During the three months ended June 30, 2014, we had 14 bulk purchases of consumables totaling approximately $9.7 million (77% of total TSP segment consumable revenue), ranging from $0.1 million to $4.5 million, as compared with 15 bulk purchases of consumables totaling approximately $8.9 million (77% of total TSP segment consumable revenue) in the three months ended June 30, 2013. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter.  We expect fluctuations in consumable sales as the ordering pattern of our largest bulk purchasing partner varies due to its efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $10.4 million, or 83% of total TSP segment consumable sales, for the three months ended June 30, 2014 compared to $9.7 million, or 83% of total TSP consumable sales, for the prior year period.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased 10% to $9.4 million for the three months ended June 30, 2014 from $8.5 million for the three months ended June 30, 2013. The increase in TSP segment royalty revenue was driven primarily by an increase in base royalties as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. Total TSP segment royalty bearing sales reported to us by our partners were $114.6 million for the quarter ended June 30, 2014, compared with $109.0 million for the quarter ended June 30, 2013. Our partners' end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners, as well as fluctuations in the royalties themselves. For the three months ended June 30, 2014 and June 30, 2013, we had 44 and 51 commercial partners submitting royalties, respectively. One of our partners reported royalties totaling approximately $4.3 million, or 46% of total TSP segment royalties, for the quarter ended June 30, 2014 compared to $3.6 million, or 42% of total TSP segment royalties, for the quarter ended June 30, 2013. Two other partners reported royalties totaling approximately $2.2 million, or 23% of total TSP royalty revenue (15% and 8%, respectively), for the quarter ended June 30, 2014.  For comparative purposes, these same two partners accounted for approximately $2.2 million, or 25% of total TSP segment royalty revenue (14% and 11%, respectively), in the second quarter of 2013.  No other customer accounted for more than 10% of total TSP segment royalty revenue for the quarter ended June 30, 2014.  Royalty revenues in the second quarter of 2014 were comprised of 74% from diagnostic partners and 26% from life science research partners as compared to 69% and 31%, respectively in the second quarter of 2013.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 11% to $2.3 million for the first quarter of 2014 from $2.1 million for the first quarter of 2013. This increase is attributable to increased penetration of the expanded installed base.  At June 30, 2014 and 2013, we had 1,589 and 1,431 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and grant revenue, decreased by 16% to $1.5 million for the three months ended June 30, 2014 from $1.8 million for the three months ended June 30, 2013. The decrease is primarily a result of decreased grant revenue and license fees.

Gross profit margin. The gross profit margin for the TSP segment remained consistent at 66% for the three months ended June 30, 2014 with the prior year period while gross profit increased 7% to $21.9 million from $20.4 million in the prior year period, driven by the increase in TSP segment revenue and stable percentage contribution from the highest margin revenue streams, consumables and royalties, of 66% of total TSP segment revenue in the current quarter compared to 65% of total TSP segment revenue in the prior year quarter.

Research and development expense. Research and development expenses for the TSP segment decreased to $3.0 million, or 9% of TSP segment revenue, for the three months ended June 30, 2014 compared to $3.1 million, or 10% of TSP segment revenue, for the comparable period in 2013. The focus of our TSP segment research and development activities on continued refinement of our systems, software and reagents to meet the evolving needs of the marketplace remains consistent with the prior year. Some resources previously focused on TSP segment pipeline activities have been prioritized towards development activities within our ARP segment, and as a result, R&D labor resources focused on TSP segment research and development activities decreased from 59 at June 30, 2013 to 51 at June 30, 2014.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment decreased to $10.3 million, or 31% of TSP segment revenue, for the three months ended June 30, 2014 from $10.9 million, or 35% of TSP segment revenue, for the comparable period in 2013. The decrease is primarily the result of decreased bad debt expense, favorable foreign currency transaction gain relative to the prior year quarter and decreased personnel costs. TSP segment selling, general and administrative employees and contract employees decreased to 160 at June 30, 2014 from 163 at June 30, 2013.

Assays and Related Products Segment

Selected financial data for our ARP segment for the three months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	Variance	Variance (%)
Revenue	$22,244	$23,139	$(895)	(4)%
Gross profit	$16,228	$17,615	(1,387)	(8)%
Gross profit margin percentage	73%	76%	(3)%	N/A
Operating expenses	$20,079	$18,968	1,111	6%
Loss from operations	$(3,851)	$(1,353)	(2,498)	(185)%

A breakdown of revenue in the ARP segment for the three months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	Variance	Variance (%)
System sales	$630	$513	$117	23%
Consumable sales	119	113	6	5%
Royalty revenue	48	33	15	45%
Assay revenue	19,886	21,699	(1,813)	(8)%
Service revenue	94	165	(71)	(43)%
Other revenue	1,467	616	851	138%
	$22,244	$23,139	$(895)	(4)%

Revenue. Total revenue for our ARP segment decreased by 4% to $22.2 million for the three months ended June 30, 2014 from $23.1 million for the comparable period in 2013. The decrease in ARP segment revenue is predominantly attributable to a decrease in PGx assay revenue from non-recurring revenue in the second quarter of 2013 related to a former customer who declared bankruptcy. The loss of sales were offset by increased revenue from our development agreements and agreements with U.S. government agencies. Our two primary assay product portfolios, infectious disease testing and genetic testing assay products, represented 67% and 33%, respectively, of total assay revenue in the second quarter of 2014 as compared to 68% and 32%, respectively, in the second quarter of 2013. Our top customer, by revenue, accounted for 45% of total ARP segment revenue for the three months ended June 30, 2014 compared to the top two representing 56% (45% and 11%, respectively) for the three months ended June 30, 2013. No other customer accounted for more than 10% of total ARP segment revenue during those periods.

For the three months ended June 30, 2013 and June 30, 2014, direct assay sales comprised 98% of total assay sales.  During the three months ended June 30, 2014, our ARP segment sold 17 multiplexing analyzers and three automated punching systems, compared to one multiplexing analyzer and 13 automated punching systems during the three months ended June 30, 2013 due to our 2013 restructuring and the anticipated closure of our manufacturing facilities in Brisbane, Australia. Other revenue includes revenue from development agreements with Merck and U.S. government agencies, grant revenue, shipping revenue and training revenue.

Gross profit margin. The gross profit margin for the ARP segment decreased to 73% for the three months ended June 30, 2014 from 76% for the three months ended June 30, 2013. Correspondingly, gross profit for the ARP segment decreased to $16.2 million for the three months ended June 30, 2014 compared to $17.6 million for the comparable period in 2013. The decrease in gross profit margin was primarily attributable to the decrease in assay revenue and the associated decrease in the percentage of total ARP segment revenue derived from high margin revenue streams, consumables, royalties and assays, from 94% in the prior year quarter to 90% in the current quarter. Additionally, gross profit margin for the ARP segment was negatively impacted by $0.4 million of impairment of inventory and certain employee separation costs related to our 2013 restructuring plan.

Research and development expense. Research and development expense for our ARP segment was $8.3 million, or 37% of ARP segment revenue, and $8.7 million, or 38% of ARP segment revenue, for the three months ended June 30, 2014 and 2013, respectively. The decrease in ARP segment research and development expense was primarily the result of the savings realized from our restructuring activities in 2013.  The focus of our ARP segment research and development activities is on the development and clinical validation of our ARIES system and our next generation multiplex technology. Research and development employees and contract employees of the ARP segment increased to 164 at June 30, 2014 from 155 at June 30, 2013, resulting from continued investment in the development of our next generation technologies and the shift in focus to the ARP segment of some resources previously focused on TSP segment pipeline development activities.

Selling, general and administrative expense. Selling, general and administrative expense, including the amortization of acquired intangibles, for the ARP segment were $11.7 million, or 52% of ARP segment revenue, for the three months ended June 30, 2014 compared to $10.3 million, or 44% of ARP segment revenue, for the three months ended June 30, 2013.  The increase in selling, general, and administrative expenses is primarily attributable to increased costs associated with additional infrastructure and personnel focused on our direct sales channels, which is the main driver of the increase in ARP segment selling, general and administrative employees to 129 at June 30, 2014 from 115 at June 30, 2013.

Restructuring costs. We recorded total pre-tax restructuring charges of $0.5 million in the second quarter of 2014. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $0.4 million, was recorded to cost of revenue in our ARP segment. The portion of these charges that pertained to the non-cash impairment of property and equipment together with certain employee separation costs, $0.1 million, was recorded to restructuring costs in our ARP segment operating expenses.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Selected consolidated financial data for the six months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013	Variance	Variance (%)
Revenue	$112,193	$107,487	$4,706	4%
Gross profit	$78,101	$76,014	2,087	3%
Gross margin percentage	70%	71%	(1)%	N/A
Operating expenses	$65,145	$72,525	(7,380)	(10)%
Income from operations	$12,956	$3,489	9,467	271%

Total revenue increased by 4% to $112.2 million for the six months ended June 30, 2014 from $107.5 million for the comparable period in 2013. The increase was primarily attributable to an increase in consumable, royalty and assay revenue.

A breakdown of revenue for the six months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013	Variance	Variance (%)
System sales	$14,704	$14,204	$500	4%
Consumable sales	25,397	23,647	1,750	7%
Royalty revenue	19,525	18,687	838	4%
Assay revenue	41,546	40,023	1,523	4%
Service revenue	4,716	4,345	371	9%
Other revenue	6,305	6,581	(276)	(4)%
	$112,193	$107,487	$4,706	4%

Consumable sales increased to $25.4 million for the six months ended June 30, 2014 compared to $23.6 million for the six months ended June 30, 2013, driven primarily by an increase in bulk purchases of $1.5 million. We expect fluctuations in consumable sales on an ongoing basis. Total royalty bearing sales reported to us by our partners were $225.1 million for the six months ended June 30, 2014, compared with $220.0 million for the six months ended June 30, 2013. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. The increase in assay revenue was driven by 7% growth in the sales of infectious disease assay products, partially offset by a 3% decline in sales of genetic testing assay products. System revenue increased by 4% for the first six months of 2014 from the first six months of 2013, primarily driven by the mix of multiplexing systems sold and a modest overall increase in the number of multiplexing systems sold.  We sold 476 multiplexing analyzers in the first half of 2014, which included 174 of our MAGPIX systems, as compared to 471 multiplexing analyzers sold for the corresponding prior year period, which included 198 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 11,213 as of June 30, 2014.  Also included in the first half of 2014 system revenue were sales of eight automated punching systems compared to 30 in the prior year period, a decrease that was primarily the result of the 2013 restructuring and anticipated closure of our manufacturing facilities in Brisbane, Australia.  Other revenue decreased from $6.6 million in the six months ended June 30, 2013 to $6.3 million in the six months ended June 30, 2014 primarily as a result of decreased revenue from development agreements with U.S. government agencies and a decrease in license fees attributable to license transfer fees that we received in the first quarter of 2013, due to mergers of our licensees.

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 50% (19%, 18%, 7% and 6%, respectively) of consolidated total revenue in the first six months of 2014. For comparative purposes, the top four customers accounted for 51% (19%, 16%, 9% and 7%, respectively) of total revenue in the six months ended June 30, 2013.

Gross margin decreased to 70% for the six months ended June 30, 2014 compared to 71% for the six months ended June 30, 2013. The gross margin percentage was impacted by $1.0 million of impairment of inventory and certain employee separation costs related to our 2013 restructuring plan. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality inherent in our assay revenue.  The decrease in total operating expenses from $72.5 million, or 67% of revenue, to $65.1 million, or 58% of revenue, is primarily attributable to $7.0 million of expense related to the termination of our molecular diagnostics distribution agreements in the first quarter of 2013. See additional discussions by segment below.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the six months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013	Variance	Variance (%)
Revenue	$65,449	$63,017	$2,432	4%
Gross profit	$44,978	$42,070	2,908	7%
Gross margin percentage	69%	67%	2%	N/A
Operating expenses	$26,422	$27,995	(1,573)	(6)%
Income from operations	$18,556	$14,075	4,481	32%

Revenue. Total revenue for our TSP segment increased by 4% to $65.4 million for the six months ended June 30, 2014 from $63.0 million for the comparable period in 2013. The increase in TSP segment revenue was a result of increases in consumable, royalty and service revenue partially offset by decreased other revenue.

Three customers accounted for 52% of total TSP segment revenue in the six months ended June 30, 2014 (30%, 11% and 11%, respectively). For comparative purposes, the top three customers accounted for 54% of total TSP segment revenue (27%, 15% and 12%, respectively) in the six months ended June 30, 2013.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the six months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013	Variance	Variance (%)
System sales	$13,531	$13,176	$355	3%
Consumable sales	25,127	23,485	1,642	7%
Royalty revenue	19,437	18,616	821	4%
Service revenue	4,485	4,010	475	12%
Other revenue	2,869	3,730	(861)	(23)%
	$65,449	$63,017	$2,432	4%

System and peripheral component sales increased by 3% to $13.5 million for the six months ended June 30, 2014 from $13.2 million for the comparable period of 2013.  The TSP segment sold 446 of the 476 total multiplexing analyzer sales, which included 148 MAGPIX systems, in the six months ended June 30, 2014 as compared to 469 of the 471 total multiplexing analyzers sales, which included 198 MAGPIX systems, in the same prior year period. The increase in system revenue was the result of the mix of systems sold.  For the six months ended June 30, 2014, three of our partners accounted for 301 analyzers, or 63% of total TSP segment multiplexing analyzers sold for the period, compared to two of our partners accounting for 327 analyzers, or 70% of total TSP segment multiplexing analyzers sold for the six months ended June 30, 2013.

Consumable sales, comprised of microspheres and sheath fluid, increased to $25.1 million for the six months ended June 30, 2014 from $23.5 million for the six months ended June 30, 2013.  During the six months ended June 30, 2014, we had 29 bulk purchases of consumables totaling approximately $20.0 million (79% of total TSP segment consumable revenue), ranging from $0.1 million to $4.8 million, as compared with 35 bulk purchases of consumables totaling approximately $18.5 million (79% of total TSP segment consumable revenue) in the six months ended June 30, 2013. We expect fluctuations in consumable sales as the ordering pattern of our largest bulk purchasing partner varies due to its efforts to minimize the number of incoming qualification events, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $20.8 million, or 82% of total TSP segment consumable sales, for the six months ended June 30, 2014 compared to $18.7 million, or 79% of total TSP consumable sales, for the prior year period.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 4% to $19.4 million for the six months ended June 30, 2014 compared with $18.6 million for the six months ended June 30, 2013. The increase in TSP segment royalty revenue was driven primarily by an increase in base royalties as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. Total TSP segment royalty bearing sales reported to us by our partners were $225.1 million for the six months ended June 30, 2014, compared with $218.8 million for the six months ended June 30, 2013. Our partners' end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners, as well as fluctuations in the royalties themselves. For the six months ended June 30, 2014, we had 46 commercial partners submitting royalties as compared to 51 for the six months ended June 30, 2013. One of our partners reported royalties totaling approximately $8.3 million, or 43% of total TSP segment royalties, for the six months ended June 30, 2014 compared to $7.3 million, or 39% of total TSP segment royalties, for the six months ended June 30, 2013. Two other partners reported royalties totaling approximately $4.4 million, or 23% of total TSP royalty revenue (14% and 9%, respectively), for the six months ended June 30, 2014.  For comparative purposes, these same two partners accounted for approximately $4.1 million, or 22% of total TSP segment royalty revenue (13% and 9%, respectively), in the six months ended June 30, 2013.  No other customer accounted for more than 10% of total TSP segment royalty revenue for the six months ended June 30, 2014.  Royalty revenues in the first half of 2014 were comprised of 71% from diagnostic partners and 29% from life science research partners as compared to 69% and 31%, respectively in the prior year.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 12% to $4.5 million for the six months ended June 30, 2014 from $4.0 million for the six months ended June 30, 2013. This increase is attributable to increased penetration of the expanded installed base.  At June 30, 2014 and 2013, we had 1,589 and 1,431 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and grant revenue, decreased by 23% to $2.9 million for the six months ended June 30, 2014 from $3.7 million for the six months ended June 30, 2013. The decrease is primarily a result of decreased grant revenue and license fees due to the timing of license transfer fees resulting from mergers of our licensees.

Gross profit margin. The gross profit margin for the TSP segment increased to 69% for the six months ended June 30, 2014 compared to 67% for the six months ended June 30, 2013.  The increase in gross profit margin was primarily attributable to the increase in consumable sales and royalties and the related increase in the percentage contribution from the highest margin revenue streams, consumables and royalties, from 67% of total TSP segment revenue in the six months ended June 30, 2013 to 68% of total TSP segment revenue in the six months ended June 30, 2014.

Research and development expense. Research and development expenses for the TSP segment decreased to $6.0 million, or 9% of TSP segment revenue, for the six months ended June 30, 2014 compared to $6.7 million, or 11% of TSP segment revenue, for the comparable period in 2013. The focus of our TSP segment research and development activities on continued refinement of our systems, software and reagents to meet the evolving needs of the marketplace remains consistent with the prior year. Some resources previously focused on TSP segment pipeline activities have been prioritized towards development activities within our ARP segment, and as a result, R&D labor resources focused on TSP segment research and development activities decreased from 59 at June 30, 2013 to 51 at June 30, 2014.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment decreased to $20.4 million, or 31% of TSP segment revenue, for the six months ended June 30, 2014 from $21.3 million, or 34% of TSP segment revenue, for the comparable period in 2013. The decrease is primarily the result of decreased stock compensation and bad debt expense, favorable foreign currency transaction gain relative to the prior year and decreased personnel costs. TSP segment selling, general and administrative employees and contract employees decreased to 160 at June 30, 2014 from 163 at June 30, 2013.

Assays and Related Products Segment

Selected financial data for our ARP segment for the six months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013	Variance	Variance (%)
Revenue	$46,744	$44,470	$2,274	5%
Gross profit	$33,123	$33,944	(821)	(2)%
Gross profit margin percentage	71%	76%	(5)%	N/A
Operating expenses	$38,723	$44,530	(5,807)	(13)%
Loss from operations	$(5,600)	$(10,586)	4,986	47%

A breakdown of revenue in the ARP segment for the six months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013	Variance	Variance (%)
System sales	$1,173	$1,028	$145	14%
Consumable sales	270	162	108	67%
Royalty revenue	88	71	17	24%
Assay revenue	41,546	40,023	1,523	4%
Service revenue	231	335	(104)	(31)%
Other revenue	3,436	2,851	585	21%
	$46,744	$44,470	$2,274	5%

Revenue. Total revenue for our ARP segment increased by 5% to $46.7 million for the six months ended June 30, 2014 from $44.5 million for the comparable period in 2013. The increase in ARP segment revenue is predominantly attributable to an increase in assay revenue driven by increased sales of our infectious disease assay products and increased other revenue from agreements with U.S. government agencies.  Infectious disease testing and genetic testing assay products revenue represented 67% and 33%, respectively, of total assay revenue in the first six months of 2014 as compared to 65% and 35%, respectively, in the first six months of 2013. Our top customer, by revenue, accounted for 44% of total ARP segment revenue for the six months ended June 30, 2014 compared to the top two customers representing 54% (44% and 10% respectively) for the six months ended June 30, 2013. No other customer accounted for more than 10% of total ARP segment revenue during those periods.

For the six months ended June 30, 2014, direct assay sales comprised 99% of total assay sales compared to 95% for the six months ended June 30, 2013.  During the six months ended June 30, 2014, our ARP segment sold 30 multiplexing analyzers and eight automated punching systems, compared to two multiplexing analyzers and 30 automated punching systems during the six months ended June 30, 2013. The decrease in automated punching systems sold is a result of the 2013 restructuring and anticipated closure of our manufacturing facilities in Brisbane, Australia. Other revenue includes revenue from development agreements with Merck and U.S. government agencies, grant revenue, shipping revenue and training revenue.

Gross profit margin. The gross profit margin for the ARP segment decreased to 71% for the six months ended June 30, 2014 from 76% for the six months ended June 30, 2013. Gross profit for the ARP segment decreased to $33.1 million for the six months ended June 30, 2014 compared to $33.9 million for the comparable period in 2013. The decrease in gross profit margin was primarily attributable to decreased PGx assay revenue, a decrease in the percentage of total assay revenue derived from our higher margin MultiCode based assays from 46% in the first half of 2013 to 42% in the first half of 2014, the $1.0 million of impairment of inventory and certain employee separation costs related to our 2013 restructuring plan, and continued investment in our customer and technical support functions.

Research and development expense. Research and development expense for our ARP segment was $16.4 million, or 35% of ARP segment revenue, and $17.8 million, or 40% of ARP segment revenue, for the six months ended June 30, 2014 and 2013, respectively. The decrease in ARP segment research and development expense was primarily the result of the savings realized from our restructuring activities in the prior year.  The focus of our ARP segment research and development activities is on the development and clinical validation of our next generation sample-to-answer platform for our ARIES system. Research and development employees and contract employees of the ARP segment increased to 164 at June 30, 2014 from 155 at June 30, 2013, resulting from continued investment in the development of our next generation technologies and the shift in focus to the ARP segment of some resources previously focused on TSP segment pipeline development activities.

Selling, general and administrative expense. Selling, general and administrative expense, including the amortization of acquired intangibles, for the ARP segment were $22.0 million, or 47% of ARP segment revenue, for the six months ended June 30, 2014 compared to $26.7 million, or 60% of ARP segment revenue, for the six months ended June 30, 2013.  The decrease in selling, general, and administrative expenses is primarily attributable to the termination of our molecular diagnostics distribution agreements and the related expense of $7.0 million in the first quarter of 2013, partially offset by increased litigation costs and costs associated with additional infrastructure and personnel focused on our direct sales channels, which is the main driver of the increase in ARP segment selling, general and administrative employees from 115 at June 30, 2013 to 129 at June 30, 2014.

Restructuring costs. We recorded total pre-tax restructuring charges of $1.3 million in the first half of 2014. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $1.0 million, was recorded to cost of revenue in our ARP segment. The portion of these charges that pertained to the non-cash impairment of property and equipment together with certain employee separation costs, $0.3 million, was recorded to restructuring costs in our ARP segment operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$86,710	$67,924
Short-term investments	3,000	4,517
	$89,710	$72,441

At June 30, 2014, we held cash and cash equivalents and short-term investments of $89.7 million and had working capital of $134.8 million. At December 31, 2013, we held cash and cash equivalents and short-term investments of $72.4 million and had working capital of $117.9 million. Based on the leverage present in our current operations, we expect to generate incremental   cash and investments on a quarterly basis absent any significant strategic investments or operational initiatives.

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

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities and the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2014. One of the short term significant capital requirements is the completion of our current in-process research and development project related to the our acquisition of GenturaDx, the foundation of our ARIES instrument, which is scheduled to be completed in 2014 with commercialization in 2015.  The estimated aggregate cost to complete this project is between $4.0 and $7.0 million. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) signing of partnership agreements which include significant up front license fees; (iv) our stock repurchase programs from time to time and (v) entering into strategic investment or acquisition agreements requiring significant cash consideration.  See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2013 10-K and our other filings with the SEC.

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

Debt

In May 2014, the Company repaid all of its outstanding debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at June 30, 2014 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of June 30, 2014, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, Australian dollar and Yen. For example, some fixed asset purchases and certain expenses are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. The majority of transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, Australian dollar, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $443,000 on foreign currency denominated asset and liability balances as of June 30, 2014. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction gain of $122,000 was included in determining our consolidated results for the quarter ended June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2013 Irori Technologies, Inc. ("Irori") filed a complaint against Luminex in U.S. District Court in the Southern District of California, alleging infringement of its U.S. Patent 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products.   Luminex filed a motion to dismiss on January 9, 2014.  Irori filed its response to our motion to dismiss on February 7, 2014.  The court granted the motion to dismiss without prejudice on February 25, 2014.  On March 18, 2014, Irori filed an amended complaint, again alleging infringement of its US Patent 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products.  The complaint seeks unspecified monetary damages and injunctive relief.  Luminex filed an answer to Irori’s amended complaint on April 2, 2014.  On June 10, 2014, Luminex filed with the USPTO’s Patent Trial and Appeal Board a total of five petitions for inter partes review seeking to invalidate the claims of the three patents involved in the litigation.   On June 17, 2014 Luminex filed a motion to stay proceedings in the district court pending the USPTO’s resolution of the inter partes review of Irori’s patents.  Irori filed its opposition to the motion to stay on July 7, 2014, and Luminex filed a reply on July 14, 2014.  On July 16, 2014, the court granted Luminex’s motion to stay the case until the earlier of i) a determination by the United States Patent and Trademark Office that reexamination proceedings will not take place or ii) the conclusion of reexamination proceedings and appeals.  A trial date has not been set.

When and if it appears probable in management's judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements.  If only a range of estimated losses can be estimated, we record an amount within the range that, in management's judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred. We recognize costs associated with legal proceedings in the period in which the services were provided. There can be no assurance that we will successfully defend these suits or that a judgment against us would not materially adversely affect operating results.

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of the 2013 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the 2013 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2014 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/14 - 4/30/14	107	$18.30	—	$—
5/1/14 - 5/31/14	968	17.65	—	—
6/1/14 - 6/30/14	10,420	17.06	—	—
Total Second Quarter	11,495	$17.12	—	$—
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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2014

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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.