Form 10-Q
period 2014-09-30
LUMINEX CORP
filed 2014-10-28
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 42,833,191 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on October 27, 2014.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	1

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013	2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

SIGNATURES AND EXHIBITS	35

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,123	$67,924
Short-term investments	—	4,517
Accounts receivable, net	27,354	30,948
Inventories, net	33,129	30,487
Deferred income taxes	8,169	7,265
Prepaids and other	5,293	5,229
Total current assets	163,068	146,370
Property and equipment, net	37,096	32,793
Intangible assets, net	57,346	60,295
Deferred income taxes	11,913	11,913
Long-term investments	7,975	—
Goodwill	49,619	50,738
Other	3,495	3,937
Total assets	$330,512	$306,046
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,138	$10,698
Accrued liabilities	13,066	11,624
Deferred revenue	5,079	4,980
Current portion of long-term debt	—	1,194
Total current liabilities	28,283	28,496
Long-term debt	—	463
Deferred revenue	2,436	2,482
Other	4,924	4,985
Total liabilities	35,643	36,426
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,717,679 shares at September 30, 2014; 41,133,653 shares at December 31, 2013	42	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	306,766	296,931
Accumulated other comprehensive (loss) income	(409)	419
Accumulated deficit	(11,530)	(27,771)
Total stockholders' equity	294,869	269,620
Total liabilities and stockholders' equity	$330,512	$306,046

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenue	$56,684	$50,780	$168,877	$158,267
Cost of revenue	17,674	19,999	51,766	51,472
Gross profit	39,010	30,781	117,111	106,795
Operating expenses:
Research and development	10,327	10,346	32,719	34,852
Selling, general and administrative	21,423	21,466	61,838	67,429
Amortization of acquired intangible assets	964	1,021	2,949	3,077
Restructuring costs	1,300	2,142	1,653	2,142
Total operating expenses	34,014	34,975	99,159	107,500
Income (loss) from operations	4,996	(4,194)	17,952	(705)
Interest expense from long-term debt	—	(16)	(6)	(67)
Other income, net	(15)	6,638	(35)	6,730
Income before income taxes	4,981	2,428	17,911	5,958
Income tax benefit (expense)	569	(1,632)	(1,670)	(3,978)
Net income	$5,550	$796	$16,241	$1,980

Other comprehensive (loss) income:
Foreign currency translation adjustments	(410)	106	(814)	(515)
Unrealized (loss) gain on available-for-sale securities, net of tax	(15)	1	(14)	(1)
Other comprehensive (loss) income	(425)	107	(828)	(516)
Comprehensive income	$5,125	$903	$15,413	$1,464

Net income per share, basic	$0.13	$0.02	$0.39	$0.05
Shares used in computing net income per share, basic	41,714	40,752	41,496	40,712

Net income per share, diluted	$0.13	$0.02	$0.39	$0.05
Shares used in computing net income per share, diluted	42,381	41,919	42,127	41,771

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$5,550	$796	$16,241	$1,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,400	3,994	10,935	11,747
Stock-based compensation	2,622	1,889	7,052	6,733
Deferred income tax (benefit) expense	(3,568)	1,989	(1,048)	3,415
Excess income tax (benefit) expense from employee stock-based awards	(1,315)	(15)	(1,315)	274
Loss (gain) on disposal of assets	48	(5,388)	231	(5,305)
Non-cash restructuring charges	1,192	3,695	2,388	3,695
Other	(28)	(34)	(360)	(1,115)
Changes in operating assets and liabilities:
Accounts receivable, net	203	1,384	3,742	3,076
Inventories, net	(1,943)	1,769	(3,465)	(1,914)
Other assets	(829)	(415)	(792)	(2,058)
Accounts payable	1,227	2,215	(878)	(718)
Accrued liabilities	4,922	(1,184)	407	(2,727)
Deferred revenue	46	439	53	409
Net cash provided by operating activities	11,527	11,134	33,191	17,492
Cash flows from investing activities:
Purchases of available-for-sale securities	(8,000)	(2,997)	(10,996)	(8,489)
Sales and maturities of available-for-sale securities	2,996	2,996	7,509	19,632
Purchase of property and equipment	(5,540)	(6,914)	(11,795)	(15,136)
Proceeds from sale of assets	5	9,533	44	9,564
Acquired technology rights	—	—	(64)	(930)
Net cash (used in) provided by investing activities	(10,539)	2,618	(15,302)	4,641
Cash flows from financing activities:
Payments on debt	—	—	(1,621)	(1,105)
Proceeds from issuance of common stock	327	5,973	3,807	7,891
Payments for stock repurchases	—	—	—	(14,343)
Excess income tax benefit (expense) from employee stock-based awards	1,315	15	1,315	(274)
Net cash provided by (used in) financing activities	1,642	5,988	3,501	(7,831)
Effect of foreign currency exchange rate on cash	(217)	(49)	(191)	78
Change in cash and cash equivalents	2,413	19,691	21,199	14,380
Cash and cash equivalents, beginning of period	86,710	37,478	67,924	42,789
Cash and cash equivalents, end of period	$89,123	$57,169	$89,123	$57,169

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 10-K").

The Company has two segments for financial reporting purposes: the technology and strategic partnerships (“TSP”) segment and the assays and related products (“ARP”) segment.  See Note 10 — Segment Information.

NOTE 2 — RESTRUCTURING

In August 2013, the Company announced a restructuring plan focused on its ARP segment's Newborn Screening Group and its Brisbane, Australia office where automated punching systems were designed and manufactured. The Company halted development of the newborn screening assay in 2013. In the first quarter of 2014, management determined that it would close the manufacturing facility in Brisbane, Australia in the current year and the facility was closed in the third quarter of 2014. The Company reviewed the requirements for held-for-sale and discontinued operations presentation and determined the manufacturing facility in Brisbane, Australia does not meet the altered definition of a discontinued operation under the recent amended accounting guidance as it is not a strategic shift with a major effect on the Company's operations and finances. Management has applied this new guidance for the facility in Brisbane, Australia.

The Company has recorded pre-tax restructuring charges primarily consisting of non-cash impairment of inventory, intangible assets and property and equipment, together with employee separation costs. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily included severance pay and other separation costs such as outplacement services and benefits. As a result of the organizational change, the Company eliminated approximately 5% of its aggregate workforce. In conjunction with the restructuring plan, the Company evaluated its tangible and intangible assets for estimated impairment and recorded non-cash impairment charges of $4.1 million in 2013 and a further impairment of $2.4 million in the first nine months of 2014, including a write-down of goodwill of $1.2 million resulting from the disposal of the manufacturing facility in Brisbane, Australia. The Company determined the fair value of the assets based upon prices for similar assets. The amount of goodwill the Company included in the carrying amount of the disposed manufacturing facility in Brisbane, Australia was based upon the relative fair value of that business compared to the portion of the reporting unit that was retained.  See Note 6 — Goodwill and Other Intangible Assets.

The Company measured and accrued the facilities exit costs at fair value upon the Company's exit in the third quarter. Facilities exit costs primarily consist of cease-use losses recorded upon vacating the facilities.

The following tables display the charges taken related to the restructuring through September 30, 2014 and a rollforward of the charges to the accrued balance as of September 30, 2014 (in thousands):

Restructuring Charges		2013 Restructuring Plan

2013
Non-cash impairment charges:
Inventory		$2,326
Property and equipment		1,110
Intangible assets		700
Employee separation costs		783
Other		50
Total 2013 charges		$4,969
Recorded to cost of revenue		2,551
Recorded to restructuring costs		$2,418

2014
Non-cash impairment charges:
Inventory		$964
Property and equipment		265
Goodwill		1,159
Employee separation costs		154
Facility exit costs		69
Other		41
Total 2014 charges		$2,652
Recorded to cost of revenue		999
Recorded to restructuring costs		$1,653

Rollforward of Accrued Restructuring	September 30, 2014	December 31, 2013

Balance at beginning of year	$128	$—
Total restructuring charges	2,652	4,969
Non-cash impairment charges	(2,388)	(4,136)
Employee separation payments	(213)	(655)
Facility exit costs	(69)	—
Foreign exchange and other adjustments	(38)	(50)
Balance at end of period	$72	$128

The remaining restructuring accrual balance is expected to be paid in October 2014. As such, it is recorded as a current liability within accrued liabilities on the consolidated balance sheet as of September 30, 2014.

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of September 30, 2014 and December 31, 2013, all of the Company’s marketable securities were classified as available for sale.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date.  The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of September 30, 2014 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$12,322	$—	$—	$12,322
Non-government sponsored debt securities	—	—	—	—
Total current securities	12,322	—	—	12,322
Noncurrent:
Government sponsored debt securities	4,000	—	(4)	3,996
Non-government sponsored debt securities	4,000	—	(21)	3,979
Total noncurrent securities	8,000	—	(25)	7,975

Total available-for-sale securities	$20,322	$—	$(25)	$20,297

Available-for-sale securities consisted of the following as of December 31, 2013 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$46,422	$—	$—	$46,422
Non-government sponsored debt securities	4,517	—	—	4,517
Total current securities	50,939	—	—	50,939
Noncurrent:
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—

Total available-for-sale securities	$50,939	$—	$—	$50,939

There were no proceeds from the sales of available-for-sale securities during the three months ended September 30, 2014 or 2013. Realized gains and losses on sales of investments are determined using the specific identification method.  Realized gains and losses are included in other income (expense) in the Consolidated Statements of Comprehensive Income. All of the Company's available-for-sale securities with gross unrealized holding losses as of September 30, 2014 and December 31, 2013 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at September 30, 2014 and December 31, 2013, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	September 30, 2014	December 31, 2013
Due in one year or less	$—	$4,517
Due after one year through two years	7,975	—
	$7,975	$4,517

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

NOTE 4 — INVENTORIES, NET

Inventories are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method.  The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Parts and supplies	$16,988	$19,002
Work-in-progress	8,192	4,747
Finished goods	7,949	6,738
	$33,129	$30,487

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ended September 30, 2014.

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

As of September 30, 2014 and December 31, 2013 the fair value of the Company's long-term debt was $0 and approximately $1.5 million, respectively. In May 2014, the Company repaid all of its outstanding debt.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at September 30, 2014 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$12,322	$—	$—	$12,322
Government and non-government sponsored debt securities	—	7,975	—	7,975

	Fair Value Measurements at December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$46,422	$—	$—	$46,422
Non-government sponsored debt securities	—	4,517	—	4,517

Changes in financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period were as follows (in thousands):

	September 30, 2014	December 31, 2013
Balance at beginning of year	$—	$1,370
Contingent consideration recorded at acquisition	—	—
Fair value adjustments	—	(1,370)
Balance at end of period	$—	$—

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

All of the Company's goodwill relates to one reporting unit, the ARP segment, for goodwill impairment testing.  Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise. The Company has not yet completed its annual analysis and is currently evaluating the impact of recent changes in product commercialization timelines. The estimated fair value of the ARP segment may not exceed its carrying value which would require the Company to perform further analysis to determine if goodwill is impaired.  This goodwill is not expected to be deductible for tax purposes.

In connection with the closure of the manufacturing facility in Brisbane, Australia in the third quarter of 2014, the Company has recorded a write-down of goodwill of $1.2 million. The amount of goodwill the Company included in the carrying amount of the disposed manufacturing business in Brisbane, Australia was based upon the relative fair value of that facility compared to the portion of the reporting unit that was retained.

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	September 30, 2014	December 31, 2013
Balance at beginning of year	$50,738	$51,128
Allocation in disposal of Brisbane, Australia business (See Note 2)	(1,159)	—
Foreign currency translation adjustments	40	(390)
Balance at end of period	$49,619	$50,738

The current in-process research and development project is related to the Company's acquisition of GenturaDx, the foundation of our ARIESTM System, in 2012 and is scheduled to be completed and commercialized in 2015.  The estimated aggregate costs to complete this project are between $4.0 million and $7.0 million. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2013
Balance at December 31, 2012	$30,030	$7,986	$1,941	$40,627	$80,584
Write-off / Impairment	(916)	(168)	(258)	(454)	(1,796)
Foreign currency translation adjustments	(140)	(27)	(41)	(73)	(281)
Balance at December 31, 2013	28,974	7,791	1,642	40,100	78,507
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Amortization expense	(3,172)	(787)	(140)	—	(4,099)
Write-off / Impairment	702	161	238	—	1,101
Foreign currency translation adjustments	93	21	38	—	152
Accumulated amortization balance at December 31, 2013	(15,570)	(2,165)	(477)	—	(18,212)
Net balance at December 31, 2013	$13,404	$5,626	$1,165	$40,100	$60,295
Weighted average life (in years)	10	11	9

2014
Balance at December 31, 2013	$28,974	$7,791	$1,642	$40,100	$78,507
Foreign currency translation adjustments	39	9	13	—	61
Balance at September 30, 2014	29,013	7,800	1,655	40,100	78,568
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2013	(15,570)	(2,165)	(477)	—	(18,212)
Amortization expense	(2,280)	(567)	(102)	—	(2,949)
Foreign currency translation adjustments	(39)	(9)	(13)	—	(61)
Accumulated amortization balance at September 30, 2014	(17,889)	(2,741)	(592)	—	(21,222)
Net balance at September 30, 2014	$11,124	$5,059	$1,063	$40,100	$57,346
Weighted average life (in years)	10	11	11

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2014 (three months)	$964
2015	3,232
2016	3,100
2017	2,144
2018	1,954
Thereafter	5,852
17,246
IP R&D	40,100
$57,346

NOTE 7 — OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Other comprehensive (loss) income for the Company includes foreign currency translation adjustments and net unrealized holding gains and losses on available-for-sale investments.

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax (in thousands):

	Foreign Currency Items	Available for Sale Investments	Accumulated Other Comprehensive (Loss) Income Items
Beginning balance, December 31, 2013	$419	$—	$419
Other comprehensive loss before reclassifications	(814)	(7)	(821)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(7)	(7)
Net current-period other comprehensive loss	(814)	(14)	(828)
Ending balance, September 30, 2014	$(395)	$(14)	$(409)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive (loss) income (in thousands):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Before Tax	Tax Benefit	Net of Tax	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(410)	$—	$(410)	$(814)	$—	$(814)
Unrealized losses on available-for-sale investments	(24)	9	(15)	(23)	9	(14)
Other comprehensive (loss) income	$(434)	$9	$(425)	$(837)	$9	$(828)

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$5,550	$796	$16,241	$1,980
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	41,714	40,752	41,496	40,712
Effect of dilutive securities: stock options and awards	667	1,167	631	1,059
Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,381	41,919	42,127	41,771
Basic net income per share	$0.13	$0.02	$0.39	$0.05
Diluted net income per share	$0.13	$0.02	$0.39	$0.05

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Restricted stock (consisting of restricted stock awards, or RSAs, and restricted stock units, or RSUs) and stock options to acquire approximately 0.2 million and 0.2 million shares for the three months ended September 30, 2014 and 2013, respectively, and 0.2 million and 0.2 million shares for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the computations of diluted EPS because the effect of including those RSAs, RSUs, and stock options would have been anti-dilutive.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the nine months ended September 30, 2014 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	967	$15.35
Granted	—	—
Exercised	(311)	9.73
Cancelled or expired	(25)	19.85
Outstanding at September 30, 2014	631	$17.94

The Company had $1.0 million of total unrecognized compensation costs related to stock options at September 30, 2014 that are expected to be recognized over a weighted average period of 1.14 years years.

The Company’s restricted share activity for the nine months ended September 30, 2014 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested at December 31, 2013	826	$18.62
Granted	535	20.04
Vested	(285)	18.08
Cancelled or expired	(59)	19.23
Non-vested at September 30, 2014	1,017	$19.48

Restricted Stock Units (in thousands)	Shares
Non-vested at December 31, 2013	833
Granted	139
Vested	(59)
Cancelled or expired	(168)
Non-vested at September 30, 2014	745

As of September 30, 2014, there was $18.5 million and $4.3 million of unrecognized compensation costs related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 2.99 years years for the RSAs and 2.02 years years for the RSUs. The Company issues a small number of cash settled restricted stock units pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$233	$233	$743	$635
Research and development	726	675	1,862	1,892
Selling, general and administrative	1,663	981	4,447	4,206
Stock-based compensation costs reflected in net income	$2,622	$1,889	$7,052	$6,733

NOTE 10 — SEGMENT INFORMATION

Management has determined that the Company has two segments for financial reporting purposes:  the TSP segment and the ARP segment.  The accounting principles of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company's 2013 10-K.

Intersegment sales are recorded at fixed prices that approximate the prices charged to third party strategic partners and are not a measure of segment operating earnings. Intersegment sales of approximately $3.6 million and $2.2 million for the quarters ending September 30, 2014 and 2013, and $9.0 million and $7.9 million for the nine months ended September 30, 2014 and 2013, respectively, have been eliminated upon consolidation.  The following is selected segment information for the periods indicated (in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$32,645	$24,039	$56,684	$33,335	$17,445	$50,780
Depreciation and amortization	1,655	1,745	$3,400	2,087	1,907	$3,994
Operating profit (loss)	8,792	(3,796)	$4,996	9,293	(13,487)	$(4,194)
Segment assets	174,548	155,964	$330,512	187,422	106,474	$293,896

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	TSP Segment	ARP Segment	Consolidated	TSP Segment	ARP Segment	Consolidated
Revenues from external customers	$98,094	$70,783	$168,877	$96,352	$61,915	$158,267
Depreciation and amortization	5,373	5,562	$10,935	5,826	5,921	$11,747
Operating profit (loss)	27,348	(9,396)	$17,952	23,368	(24,073)	$(705)
Segment assets	174,548	155,964	$330,512	187,422	106,474	$293,896

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2013	$721
Warranty expenses incurred	728
Accrual for warranty costs	(773)
Accrued warranty costs at September 30, 2014	$676

NOTE 12 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the nine months ended September 30, 2014 was 9.30%, including amounts recorded for discrete events. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S., Canada, and the Netherlands; currently expects a full year effective tax rate of less than 20%, and therefore cash taxes to be paid are expected to continue to be less than 50% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2009, 2009, and 2010, respectively, can still be reviewed by the taxing authorities.  No other material changes to this liability are expected within the next 12 months.  For the nine months ended September 30, 2014, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB amended guidance to clarify the accounting for disposals of groups of assets and business units. The amendments alter the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity's operations and finances. For the Company, the changes should be applied in fiscal years that start on December 15, 2014, or later, but the changes can be applied ahead of the effective date for asset disposals that have not been reported in a set of financial statements. Management applied this new guidance for the automated punching group and the related closure of the Brisbane, Australia manufacturing facility in the third quarter of 2014.

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

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, restructuring, impact of the reimbursement landscape, new products including ARIESTM, assay sales, projected consumables sales patterns or bulk purchases, budgets, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and the expected benefit of our acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•	risks and uncertainties relating to market demand and acceptance of our products and technology;

•	the uncertainty relating to increased focus on direct sales to the end user;

•	dependence on strategic partners for development, commercialization and distribution of products;

•
concentration of our revenue in a limited number of strategic partners, some of which may be experiencing decreased demand for their products utilizing or incorporating our technology, budget or finance constraints in the current economic environment, or periodic variability in their purchasing patterns or practices as a result of material resource planning challenges;

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

•	reliance on third party distributors for distribution of specific assay products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	changes in principal members of our management staff;

•	potential shortages, or increases in costs, of components or other disruptions to our manufacturing operations;

•	competition;

•	our ability to successfully launch new products;

•	our increasing dependency on information technology to enable us to improve the effectiveness of our operations and to monitor financial accuracy and efficiency;

•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us; and

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

OVERVIEW

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences industry.  This industry depends on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.  Our xMAP (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres.  xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research. In addition to our xMAP technology, our other offerings include our proprietary MultiCode technology, used for real-time PCR (Polymerase Chain Reaction) and multiplexed PCR assays. Our MultiCode assay chemistry is a flexible platform for both real-time PCR and multiplex PCR-based applications. Our MultiCode technology is powered by a base pair (man-made nucleotide pair isoC:isoG in addition to the A:T and G:C nucleotide pairs found in nature) that does not exist in nature, but can be combined with natural base pairs, and incorporated into a wide range of molecular diagnostic applications. The MultiCode base pair is recognized by naturally occurring enzymes and can be used for the specific placement of reporter molecules and to increase the molecular recognition capabilities of hybridization-based assays. The MultiCode base pair enables solutions to complex molecular challenges that were previously not possible with natural nucleic acid alone.

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex employs a two-pronged business model.  For the TSP portion of the business, we have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory. As of September 30, 2014, Luminex had 63 strategic partners, of which 47 have released commercialized reagent-based products utilizing our technology.  For the ARP portion of the business, we market and sell our proprietary assay products and instrumentation directly to the end user through our direct sales force.

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

Third Quarter 2014 Highlights

•	Consolidated revenue was $56.7 million for the quarter ended September 30, 2014, representing a 12% increase over revenue for the third quarter of 2013.

•	77% of consolidated revenue attributable to our recurring revenue streams (consumable sales, royalty revenue and assay sales).

•	Shipments of 269 multiplexing analyzers, which included 115 LX systems, 122 MAGPIX systems and 32 FLEXMAP 3D Systems.

•
Assay revenue of $22.1 million for the quarter ended September 30, 2014, representing a 37% increase over assay revenue for the third quarter of 2013. Infectious disease sales comprised approximately 65% of total assay sales, with genetic testing sales representing 35% of total assay sales.

•
Partners reported over $117 million of royalty bearing end user sales on xMAP technology for the quarter, a 3% increase over the third quarter of 2013, contributing to the 8% increase in royalty revenue from the third quarter of 2013.

•	Received FDA clearance to add new clinical targets and additional sample type for use with xTAG® Gastrointestinal Pathogen Panel.

Reimbursement Landscape

Over the past two years, the molecular diagnostic market has experienced what we believe to be a temporary deceleration in the utilization of molecular assays, particularly in the human genetics segment, driven by administrative issues related to reimbursement associated with the new molecular diagnostic code system established by the Centers for Medicare and Medicaid Services (“CMS”) on January 1, 2013.  A number of our laboratory customers have experienced Medicare fee schedule reductions, delays in pricing and implementation of key molecular codes, denials of coverage for existing tests and delays in payment for tests performed by some payers after implementation of recently adopted pathology codes, all of which are resulting in lower than anticipated testing volumes for our customers and as a result decreased assay revenues for our ARP segment in 2013. The 2014 Clinical Laboratory Fee Schedule rates have been set by CMS and, based on feedback from our customers and the reinstatement of coverage for Cystic Fibrosis genetic testing, the single largest test that was not being reimbursed, we believe that these reimbursement challenges have diminished during 2014. We will continue to monitor the reimbursement landscape closely.

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

Future Operations

We expect our areas of focus over the next twelve months to be:

•
clinical validation and preparation for commercial launch of our ARIES system, the next generation sample-to-answer platform for our MultiCode-RTx technology, including in vitro diagnostic ("IVD") assays;

•	development of the next generation multiplex chemistry, including the next generation of our Respiratory Viral Panel line of IVD assays;

•	continued execution of our pharmacogenetic ("PGx") strategy;

•	continued execution of our direct sales strategy, including developing the infrastructure necessary to support our sales force and decreasing reliance on our distributors;

•	commercialization, regulatory clearance and market adoption of products from our ARP segment, including commercialization of MultiCode analyte specific reagents outside of the United States;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	adoption and use of our platforms and consumables by our customers for testing services;

•	expansion and enhancement of our installed base and our market position within our identified target market segments;

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	continued adoption and development of partner products incorporating Luminex technology through effective partner management.

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

Management believes there have been no significant changes during the quarter ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Selected consolidated financial data for the three months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013	Variance	Variance (%)
Revenue	$56,684	$50,780	$5,904	12%
Gross profit	$39,010	$30,781	8,229	27%
Gross margin percentage	69%	61%	8%	N/A
Operating expenses	$34,014	$34,975	(961)	(3)%
Income (loss) from operations	$4,996	$(4,194)	9,190	219%

Total revenue increased by 12% to $56.7 million for the three months ended September 30, 2014 from $50.8 million for the comparable period in 2013. The increase was primarily attributable to an increase in royalty revenue and assay sales, partially offset by decreased consumable sales.

A breakdown of revenue for the three months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013	Variance	Variance (%)
System sales	$7,624	$7,568	$56	1%
Consumable sales	12,124	12,837	(713)	(6)%
Royalty revenue	9,690	8,996	694	8%
Assay revenue	22,056	16,115	5,941	37%
Service revenue	2,349	2,286	63	3%
Other revenue	2,841	2,978	(137)	(5)%
	$56,684	$50,780	$5,904	12%

System revenue increased by 1% for the third quarter of 2014 from the third quarter of 2013, primarily driven by the mix of systems sold. We sold 269 multiplexing analyzers in the third quarter of 2014, which included 122 of our MAGPIX systems, as compared to 280 multiplexing analyzers sold for the corresponding prior year period, which included 135 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 11,482 as of September 30, 2014.  Consumable sales decreased to $12.1 million for the three months ended September 30, 2014 compared to $12.8 million for the three months ended September 30, 2013, driven primarily by a decrease in bulk purchases of $1.2 million. We expect fluctuations in consumable sales on an ongoing basis. Royalty revenue increased due to total royalty bearing sales reported to us by our partners growing to $118.3 million for the quarter ended September 30, 2014, from $115.0 million for the quarter ended September 30, 2013. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. The 37% increase in assay revenue was driven by an increase in sales of both of our primary assay portfolios: infectious disease and genetic testing assay products which increased 41% and 30% from the third quarter of 2013, respectively. Other revenue decreased from $3.0 million in the three months ended September 30, 2013 to $2.8 million in the three months ended September 30, 2014, primarily as a result of decreased revenue from our agreements with U.S. government agencies.

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 56% (23%, 18%, 9% and 6%, respectively) of consolidated total revenue in the third quarter of 2014. For comparative purposes, the top four customers accounted for 53% (18%, 17%, 11% and 7%, respectively) of total revenue in the third quarter of 2013. No other customer accounted for more than 10% of consolidated total revenue during those periods.

Gross margin increased to 69% for the third quarter of 2014 from 61% for the third quarter of 2013. The gross margin percentage was impacted by the $2.2 million of impairment of inventory and other assets related to our 2013 restructuring plan recorded in the prior year period and an increase in the percentage of high margin items (consumables, royalties and assays) from 75% of revenue for the three months ended September 30, 2013 to 77% for the three months ended September 30, 2014. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality inherent in our assay revenue.  Total operating expense dollars decreased from $35.0 million in the third quarter of 2013 to $34.0 million in the third quarter of 2014, primarily attributable to our full allowance against all accounts receivable balances related to the bankruptcy of a previous customer totaling $3.9 million and $2.1 million of restructuring charges each reflected in our third quarter 2013 results, partially offset by (i) restructuring charges in the current quarter of $1.3 million, (ii) increased personnel costs due to increased incentive compensation in the current quarter and (iii) additional litigation expenditures in the current quarter. See additional discussions by segment below.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the three months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013	Variance	Variance (%)
Revenue	$32,645	$33,335	$(690)	(2)%
Gross profit	$21,474	$21,223	251	1%
Gross margin percentage	66%	64%	2%	N/A
Operating expenses	$12,682	$11,930	752	6%
Income from operations	$8,792	$9,293	(501)	(5)%

Revenue. Total revenue for our TSP segment decreased by 2% to $32.6 million for the three months ended September 30, 2014 from $33.3 million for the comparable period in 2013. The decrease in TSP revenue was a result of decreases in system and consumable sales, partially offset by increased royalty revenue.

Three customers accounted for 58% of total TSP segment revenue in the third quarter of 2014 (32%, 16% and 10%, respectively). For comparative purposes, the top three customers accounted for 55% of total TSP segment revenue (27%, 17% and 11%, respectively) in the third quarter of 2013.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the three months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013	Variance	Variance (%)
System sales	$7,210	$7,455	$(245)	(3)%
Consumable sales	11,795	12,819	(1,024)	(8)%
Royalty revenue	9,648	8,964	684	8%
Service revenue	2,243	2,159	84	4%
Other revenue	1,749	1,938	(189)	(10)%
	$32,645	$33,335	$(690)	(2)%

System and peripheral component sales decreased 3% to $7.2 million for the three months ended September 30, 2014 from $7.5 million for the comparable period of 2013.  The TSP segment sold 257 of the 269 total multiplexing analyzer sales, which included 119 MAGPIX systems, in the three months ended September 30, 2014 as compared to all of the 280 total multiplexing analyzers sales, which included 135 MAGPIX systems, in the same prior year period. The decrease in system revenue directly corresponds to the decrease in the number of systems sold relative to the prior period.  For the three months ended September 30, 2014, three of our partners accounted for 197 multiplexing analyzers, or 77% of total TSP segment multiplexing analyzers sold for the period, compared to two of our partners accounting for 213 multiplexing analyzers, or 76% of total TSP segment multiplexing analyzers sold for the three months ended September 30, 2013.

Consumable sales, comprised of microspheres and sheath fluid, decreased to $11.8 million for the three months ended September 30, 2014 from $12.8 million for the three months ended September 30, 2013.  During the three months ended September 30, 2014, we had 18 bulk purchases of consumables totaling approximately $9.2 million (78% of total TSP segment consumable revenue), ranging from $0.1 million to $4.3 million, as compared with 22 bulk purchases of consumables totaling approximately $10.7 million (84% of total TSP segment consumable revenue) in the three months ended September 30, 2013. A bulk purchase is defined as the purchase of $100,000 or more of consumables in a quarter.  We expect fluctuations in consumable sales as the ordering pattern of our largest bulk purchasing partner varies as a result of material resource planning challenges. Additionally, we experience fluctuations resulting from our partners' continued efforts to minimize lot to lot variability, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $9.1 million, or 77% of total TSP segment consumable sales, for the three months ended September 30, 2014 compared to $10.2 million, or 79% of total TSP consumable sales, for the prior year period.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased 8% to $9.6 million for the three months ended September 30, 2014 from $9.0 million for the three months ended September 30, 2013. The increase in TSP segment royalty revenue was driven primarily by an increase in base royalties as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. Total TSP segment royalty bearing sales reported to us by our partners were $117.4 million for the quarter ended September 30, 2014, compared with $114.0 million for the quarter ended September 30, 2013. Our partners' end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners, as well as fluctuations in the royalties themselves. For the three months ended September 30, 2014 and September 30, 2013, we had 37 and 39 commercial partners submit royalties, respectively. One of our partners reported royalties totaling approximately $4.5 million, or 47% of total TSP segment royalties, for the quarter ended September 30, 2014 compared to $4.0 million, or 45% of total TSP segment royalties, for the quarter ended September 30, 2013. Two other partners reported royalties totaling approximately $2.4 million, or 25% of total TSP royalty revenue (16% and 9%, respectively), for the quarter ended September 30, 2014.  For comparative purposes, these same two partners accounted for approximately $2.2 million, or 25% of total TSP segment royalty revenue (14% and 11%, respectively), in the third quarter of 2013.  No other customer accounted for more than 10% of total TSP segment royalty revenue for the quarter ended September 30, 2014.  Royalty revenues in the third quarter of 2014 were comprised of 74% from diagnostic partners and 26% from life science research partners as compared to 72% and 28%, respectively in the third quarter of 2013.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased 4% from the third quarter of 2013. This increase is attributable to increased penetration of the expanded installed base.  At September 30, 2014 and 2013, we had 1,609 and 1,506 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and grant revenue, decreased by 10% to $1.7 million for the three months ended September 30, 2014 from $1.9 million for the three months ended September 30, 2013. The decrease is primarily a result of decreased grant revenue and license fees.

Gross profit margin. The gross profit margin for the TSP segment increased to 66% for the three months ended September 30, 2014 from 64% in the prior year period while gross profit increased 1% to $21.5 million from $21.2 million in the prior year period, driven by the slight increase in the percentage contribution from the highest margin revenue streams, consumables and royalties, to 66% of total TSP segment revenue in the current quarter compared to 65% of total TSP segment revenue in the prior year quarter.

Research and development expense. Research and development expenses for the TSP segment increased slightly to $2.8 million, or 9% of TSP segment revenue, for the three months ended September 30, 2014 compared to $2.7 million, or 8% of TSP segment revenue, for the comparable period in 2013. The focus of our TSP segment research and development activities on continued refinement of our systems, software and reagents to meet the evolving needs of the marketplace remains consistent with the prior year period. Some resources previously focused on TSP segment pipeline activities have been prioritized towards development activities within our ARP segment, and as a result, R&D labor resources focused on TSP segment research and development activities decreased from 50 at September 30, 2013 to 46 at September 30, 2014.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment increased to $9.9 million, or 30% of TSP segment revenue, for the three months ended September 30, 2014 from $9.2 million, or 28% of TSP segment revenue, for the comparable period in 2013. The increase is primarily the result of increased personnel costs due to increased incentive compensation as well as unfavorable foreign currency transaction losses relative to the prior year period. TSP segment selling, general and administrative employees and contract employees remained constant at 162 as of September 30, 2014 and September 30, 2013, respectively.

Assays and Related Products Segment

Selected financial data for our ARP segment for the three months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013	Variance	Variance (%)
Revenue	$24,039	$17,445	$6,594	38%
Gross profit	$17,536	$9,558	7,978	83%
Gross profit margin percentage	73%	55%	18%	N/A
Operating expenses	$21,332	$23,045	(1,713)	(7)%
Loss from operations	$(3,796)	$(13,487)	9,691	72%

A breakdown of revenue in the ARP segment for the three months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013	Variance	Variance (%)
System sales	$414	$113	$301	266%
Consumable sales	329	18	311	1,728%
Royalty revenue	42	32	10	31%
Assay revenue	22,056	16,115	5,941	37%
Service revenue	106	127	(21)	(17)%
Other revenue	1,092	1,040	52	5%
	$24,039	$17,445	$6,594	38%

Revenue. Total revenue for our ARP segment increased by 38% to $24.0 million for the three months ended September 30, 2014 from $17.4 million for the comparable period in 2013. The increase in ARP segment revenue is predominantly attributable to an increase in both of our primary assay portfolios: infectious disease testing and genetic testing assay products which increased 41% and 30% from the third quarter of 2013, respectively. Additionally, infectious disease testing and genetic testing assay products represented 64% and 36%, respectively, of total assay revenue in the third quarter of 2014 as consistent with the third quarter of 2013. Our top customer, by revenue, accounted for 52% of total ARP segment revenue for the three months ended September 30, 2014 compared to 47% for the three months ended September 30, 2013. No other customer accounted for more than 10% of total ARP segment revenue during those periods.

For the three months ended September 30, 2013 and September 30, 2014, direct assay sales comprised 99% and 98% of total assay sales, respectively.  During the three months ended September 30, 2014, our ARP segment sold 12 multiplexing analyzers compared to no multiplexing analyzers and three automated punching systems during the three months ended September 30, 2013. Other revenue includes revenue from development agreements with Merck and U.S. government agencies, grant revenue, shipping revenue and training revenue.

Gross profit margin. The gross profit margin for the ARP segment increased to 73% for the three months ended September 30, 2014 from 55% for the three months ended September 30, 2013. Correspondingly, gross profit for the ARP segment increased to $17.5 million for the three months ended September 30, 2014 compared to $9.6 million for the comparable period in 2013. The increase in gross profit margin was primarily attributable to the negative impact of $2.2 million of impairment of inventory and certain employee separation costs related to our 2013 restructuring plan in the prior year quarter. Additionally, the increase in assay revenue and consistent percentage contribution from high margin revenue streams, consumables, royalties and assays, at 93% of total ARP segment revenue contributed to the favorable gross profit margin.

Research and development expense. Research and development expense for our ARP segment was $7.5 million, or 31% of ARP segment revenue, and $7.6 million, or 44% of ARP segment revenue, for the three months ended September 30, 2014 and 2013, respectively. The decrease in ARP segment research and development expense was primarily the result of the savings realized from our restructuring activities in 2013, partially offset by increased spending on the development and clinical validation of our ARIES system and our next generation multiplex technology, which is the primary focus of our ARP segment research and development activities. Research and development employees and contract employees of the ARP segment modestly increased to 157 at September 30, 2014 from 156 at September 30, 2013.

Selling, general and administrative expense. Selling, general and administrative expense, including the amortization of acquired intangibles, for the ARP segment were $12.5 million, or 52% of ARP segment revenue, for the three months ended September 30, 2014 compared to $13.3 million, or 76% of ARP segment revenue, for the three months ended September 30, 2013.  The decrease in selling, general, and administrative expenses is primarily attributable to our full allowance against all accounts receivable balances related to the bankruptcy of a previous customer totaling $3.9 million reflected in our third quarter 2013 results, partially offset by increased litigation expenditures and increased costs associated with additional infrastructure and personnel focused on our direct sales channels in the current quarter. ARP segment selling, general and administrative employees increased to 125 at September 30, 2014 from 117 at September 30, 2013.

Restructuring costs. We recorded total pre-tax restructuring charges of $1.3 million in the third quarter of 2014. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $32,000, was recorded to cost of revenue in our ARP segment. The portion of these charges that pertained to the non-cash loss on disposal of our Brisbane, Australia business, certain employee separation costs and facility exit costs, $1.3 million, was recorded to restructuring costs in our ARP segment operating expenses. We recorded total pre-tax restructuring charges of $4.3 million in the third quarter of 2013. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $2.2 million, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash impairment of intangible assets, property and equipment together with certain employee separation costs, $2.1 million, was recorded to restructuring costs in our ARP segment operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Selected consolidated financial data for the nine months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013	Variance	Variance (%)
Revenue	$168,877	$158,267	$10,610	7%
Gross profit	$117,111	$106,795	10,316	10%
Gross margin percentage	69%	67%	2%	N/A
Operating expenses	$99,159	$107,500	(8,341)	(8)%
Income (loss) from operations	$17,952	$(705)	18,657	2,646%

Total revenue increased by 7% to $168.9 million for the nine months ended September 30, 2014 from $158.3 million for the comparable period in 2013. The increase was primarily attributable to an increase in consumable, royalty and assay revenue.

A breakdown of revenue for the nine months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013	Variance	Variance (%)
System sales	$22,328	$21,772	$556	3%
Consumable sales	37,521	36,484	1,037	3%
Royalty revenue	29,215	27,683	1,532	6%
Assay revenue	63,602	56,138	7,464	13%
Service revenue	7,065	6,631	434	7%
Other revenue	9,146	9,559	(413)	(4)%
	$168,877	$158,267	$10,610	7%

Consumable sales increased to $37.5 million for the nine months ended September 30, 2014 compared to $36.5 million for the nine months ended September 30, 2013, driven primarily by increased bulk purchases and sales to our pharmacogenetics customers. We expect fluctuations in consumable sales on an ongoing basis. Total royalty bearing sales reported to us by our partners were $345.1 million for the nine months ended September 30, 2014, compared with $335.0 million for the nine months ended September 30, 2013. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. The increase in assay revenue was driven by growth in the sales of infectious disease assay products and genetic testing assay products of 17% and 7%, respectively, over the prior year period. System revenue increased by 3% for the first nine months of 2014 from the first nine months of 2013, primarily driven by the mix of multiplexing systems sold partially offset by a modest overall decrease in the number of multiplexing systems sold.  We sold 745 multiplexing analyzers in the first nine months of 2014, which included 296 of our MAGPIX systems, as compared to 751 multiplexing analyzers sold for the corresponding prior year period, which included 333 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 11,482 as of September 30, 2014.  Other revenue decreased from $9.6 million in the nine months ended September 30, 2013 to $9.1 million in the nine months ended September 30, 2014 primarily as a result of decreased revenue from development agreements with U.S. government agencies and a decrease in license fees attributable to license transfer fees that we received in the first quarter of 2013 due to mergers of our licensees.

We continue to experience revenue concentration in a limited number of strategic partners. Four customers accounted for 52% (21%, 18%, 7% and 6%, respectively) of consolidated total revenue in the first nine months of 2014. For comparative purposes, the top four customers accounted for 51% (18%, 17%, 9% and 7%, respectively) of total revenue in the nine months ended September 30, 2013. No other customer accounted for more than 10% of consolidated total revenue during those periods.

Gross margin increased to 69% for the nine months ended September 30, 2014 compared to 67% for the nine months ended September 30, 2013. The gross margin percentage was negatively impacted by $2.2 million of impairment of inventory and certain employee separation costs related to our 2013 restructuring plan in the prior year period. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in the percentage of revenue derived from each of our revenue streams and the seasonality inherent in our assay revenue.  The decrease in total operating expenses from $107.5 million, or 68% of revenue, to $99.2 million, or 59% of revenue, is primarily attributable to $7.0 million of expense related to the termination of our molecular diagnostics distribution agreements in the first quarter of 2013. See additional discussions by segment below.

Technology and Strategic Partnerships Segment

Selected financial data for our TSP segment for the nine months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013	Variance	Variance (%)
Revenue	$98,094	$96,352	$1,742	2%
Gross profit	$66,452	$63,293	3,159	5%
Gross margin percentage	68%	66%	2%	N/A
Operating expenses	$39,104	$39,925	(821)	(2)%
Income from operations	$27,348	$23,368	3,980	17%

Revenue. Total revenue for our TSP segment increased by 2% to $98.1 million for the nine months ended September 30, 2014 from $96.4 million for the comparable period in 2013. The increase in TSP segment revenue was a result of increases in consumable, royalty and service revenue partially offset by decreased other revenue.

Three customers accounted for 55% of total TSP segment revenue in the nine months ended September 30, 2014 (31%, 13% and 11%, respectively). For comparative purposes, the top three customers accounted for 54% of total TSP segment revenue (27%, 16% and 11%, respectively) in the nine months ended September 30, 2013.  No other customer accounted for more than 10% of total TSP segment revenue during those periods.

A breakdown of revenue in the TSP segment for the nine months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013	Variance	Variance (%)
System sales	$20,741	$20,631	$110	1%
Consumable sales	36,922	36,304	618	2%
Royalty revenue	29,085	27,580	1,505	5%
Service revenue	6,728	6,169	559	9%
Other revenue	4,618	5,668	(1,050)	(19)%
	$98,094	$96,352	$1,742	2%

System and peripheral component sales increased by 1% to $20.7 million for the nine months ended September 30, 2014 from $20.6 million for the comparable period of 2013.  The TSP segment sold 703 of the 745 total multiplexing analyzer sales, which included 267 MAGPIX systems, in the nine months ended September 30, 2014 as compared to 749 of the 751 total multiplexing analyzers sales, which included 333 MAGPIX systems, in the same prior year period. The modest increase in system revenue was the result of the mix of systems sold.  For the nine months ended September 30, 2014, three of our partners accounted for 495 analyzers, or 70% of total TSP segment multiplexing analyzers sold for the period, compared to three of our partners accounting for 591 analyzers, or 79% of total TSP segment multiplexing analyzers sold for the nine months ended September 30, 2013.

Consumable sales, comprised of microspheres and sheath fluid, increased to $36.9 million for the nine months ended September 30, 2014 from $36.3 million for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, we had 47 bulk purchases of consumables totaling approximately $29.2 million (79% of total TSP segment consumable revenue), ranging from $0.1 million to $4.8 million, as compared with 57 bulk purchases of consumables totaling approximately $29.2 million (81% of total TSP segment consumable revenue), ranging from $0.1 million to $4.3 million, in the nine months ended September 30, 2013. We expect fluctuations in consumable sales as the ordering pattern of our largest bulk purchasing partner varies as a result of material resource planning challenges. Additionally, we experience fluctuations resulting from our partners' continued efforts to minimize lot to lot variability, control inventory, and allow for longer development and production runs.  Partners who reported royalty bearing sales accounted for $29.9 million, or 81% of total TSP segment consumable sales, for the nine months ended September 30, 2014 compared to $28.9 million, or 80% of total TSP consumable sales, for the prior year period.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased by 5% to $29.1 million for the nine months ended September 30, 2014 compared with $27.6 million for the nine months ended September 30, 2013. The increase in TSP segment royalty revenue was driven primarily by an increase in base royalties as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. Total TSP segment royalty bearing sales reported to us by our partners were $342.6 million for the nine months ended September 30, 2014, compared with $333.0 million for the nine months ended September 30, 2013. Our partners' end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Additionally, we expect modest fluctuations in the number of commercial partners submitting royalties quarter to quarter based upon the varying contractual terms, consolidations among partners, differing reporting and payment requirements, and the addition of new partners, as well as fluctuations in the royalties themselves. For the nine months ended September 30, 2014, we had 47 commercial partners submitting royalties as compared to 51 for the nine months ended September 30, 2013. One of our partners reported royalties totaling approximately $12.9 million, or 44% of total TSP segment royalties, for the nine months ended September 30, 2014 compared to $11.3 million, or 41% of total TSP segment royalties, for the nine months ended September 30, 2013. Two other partners reported royalties totaling approximately $6.8 million, or 23% of total TSP royalty revenue (14% and 9%, respectively), for the nine months ended September 30, 2014.  For comparative purposes, these same two partners accounted for approximately $6.3 million, or 23% of total TSP segment royalty revenue (13% and 10%, respectively), in the nine months ended September 30, 2013.  No other customer accounted for more than 10% of total TSP segment royalty revenue during those periods.  Royalty revenues in the first nine months of 2014 were comprised of 72% from diagnostic partners and 28% from life science research partners as compared to 70% and 30%, respectively, in the prior year period.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and fees for services performed on instruments, increased by 9% to $6.7 million for the nine months ended September 30, 2014 from $6.2 million for the nine months ended September 30, 2013. This increase is attributable to increased penetration of the expanded installed base.  At September 30, 2014 and 2013, we had 1,609 and 1,506 Luminex systems, respectively, covered under extended service agreements.

Other revenues, comprised of training revenue, shipping revenue, miscellaneous part sales, amortized license fees and grant revenue, decreased by 19% to $4.6 million for the nine months ended September 30, 2014 from $5.7 million for the nine months ended September 30, 2013. The decrease is primarily a result of decreased grant revenue and license fees due to the timing of license transfer fees resulting from mergers of our licensees.

Gross profit margin. The gross profit margin for the TSP segment increased to 68% for the nine months ended September 30, 2014 compared to 66% for the nine months ended September 30, 2013.  The increase in gross profit margin was primarily attributable to the increase in consumable sales and royalties and the related increase in the percentage contribution from the highest margin revenue streams, consumables and royalties, from 66% of total TSP segment revenue in the nine months ended September 30, 2013 to 67% of total TSP segment revenue in the nine months ended September 30, 2014.

Research and development expense. Research and development expenses for the TSP segment decreased to $8.8 million, or 9% of TSP segment revenue, for the nine months ended September 30, 2014 compared to $9.4 million, or 10% of TSP segment revenue, for the comparable period in 2013. The focus of our TSP segment research and development activities on continued refinement of our systems, software and reagents to meet the evolving needs of the marketplace remains consistent with the prior year period. Some resources previously focused on TSP segment pipeline activities have been prioritized towards development activities within our ARP segment, and as a result, R&D labor resources focused on TSP segment research and development activities decreased from 50 at September 30, 2013 to 46 at September 30, 2014.

Selling, general and administrative expense. Selling, general and administrative expense for the TSP segment decreased to $30.3 million, or 31% of TSP segment revenue, for the nine months ended September 30, 2014 from $30.5 million, or 32% of TSP segment revenue, for the comparable period in 2013. The decrease is primarily the result of decreased bad debt expense partially offset by increased personnel costs due to increased incentive compensation costs. TSP segment selling, general and administrative employees and contract employees remained constant at 162 as of September 30, 2014 and September 30, 2013, respectively.

Assays and Related Products Segment

Selected financial data for our ARP segment for the nine months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013	Variance	Variance (%)
Revenue	$70,783	$61,915	$8,868	14%
Gross profit	$50,659	$43,502	7,157	16%
Gross profit margin percentage	72%	70%	2%	N/A
Operating expenses	$60,055	$67,575	(7,520)	(11)%
Loss from operations	$(9,396)	$(24,073)	14,677	61%

A breakdown of revenue in the ARP segment for the nine months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013	Variance	Variance (%)
System sales	$1,587	$1,141	$446	39%
Consumable sales	599	180	419	233%
Royalty revenue	130	103	27	26%
Assay revenue	63,602	56,138	7,464	13%
Service revenue	337	462	(125)	(27)%
Other revenue	4,528	3,891	637	16%
	$70,783	$61,915	$8,868	14%

Revenue. Total revenue for our ARP segment increased by 14% to $70.8 million for the nine months ended September 30, 2014 from $61.9 million for the comparable period in 2013. The increase in ARP segment revenue is predominantly attributable to an increase in assay revenue driven by increased sales of our infectious disease testing and genetic testing assay products and increased other revenue from agreements with U.S. government agencies.  Infectious disease testing and genetic testing assay products revenue represented 64% and 36%, respectively, of total assay revenue in the first nine months of 2014 as compared to 65% and 35%, respectively, in the first nine months of 2013. Our top customer, by revenue, accounted for 47% of total ARP segment revenue for the nine months ended September 30, 2014 compared to 45% for the nine months ended September 30, 2013. No other customer accounted for more than 10% of total ARP segment revenue during those periods.

For the nine months ended September 30, 2014, direct assay sales comprised 99% of total assay sales compared to 96% for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, our ARP segment sold 42 multiplexing analyzers and five automated punching systems, compared to two multiplexing analyzers and 33 automated punching systems during the nine months ended September 30, 2013. The decrease in the number of automated punching systems sold is a result of our 2013 restructuring and the closure of the Brisbane, Australia business. Other revenue includes revenue from development agreements with Merck and U.S. government agencies, grant revenue, shipping revenue and training revenue.

Gross profit margin. The gross profit margin for the ARP segment increased to 72% for the nine months ended September 30, 2014 from 70% for the nine months ended September 30, 2013. Gross profit for the ARP segment increased to $50.7 million for the nine months ended September 30, 2014 compared to $43.5 million for the comparable period in 2013 primarily due to the increase in revenue over the prior year period. The increase in gross profit margin was primarily attributable to the decrease in restructuring costs related to our 2013 restructuring plan from $2.2 million in the prior year period to $1.0 million in the current year period.

Research and development expense. Research and development expense for our ARP segment was $23.9 million, or 34% of ARP segment revenue, and $25.4 million, or 41% of ARP segment revenue, for the nine months ended September 30, 2014 and 2013, respectively. The decrease in ARP segment research and development expense was primarily the result of the savings realized from our restructuring activities in the prior year period.  The focus of our ARP segment research and development activities is on the development and clinical validation of our next generation sample-to-answer platform for our ARIES system. Research and development employees and contract employees of the ARP segment modestly increased to 157 at September 30, 2014 from 156 at September 30, 2013.

Selling, general and administrative expense. Selling, general and administrative expense, including the amortization of acquired intangibles, for the ARP segment were $34.5 million, or 49% of ARP segment revenue, for the nine months ended September 30, 2014 compared to $40.0 million, or 65% of ARP segment revenue, for the nine months ended September 30, 2013.  The decrease in selling, general, and administrative expenses is primarily attributable to the termination of our molecular diagnostics distribution agreements and the related expense of $7.0 million in the first quarter of 2013, partially offset by increased litigation costs and costs associated with additional infrastructure and personnel focused on our direct sales channels in the current year period, which is the main driver of the increase in ARP segment selling, general and administrative employees from 117 at September 30, 2013 to 125 at September 30, 2014.

Restructuring costs. We recorded total pre-tax restructuring charges of $2.7 million in the first nine months of 2014. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $1.0 million, was recorded to cost of revenue in our ARP segment. The portion of these charges that pertained to the non-cash loss on disposal of our Brisbane, Australia business, property and equipment together with certain employee separation costs, $1.7 million, was recorded to restructuring costs in our ARP segment operating expenses. We recorded total pre-tax restructuring charges of $4.3 million in the nine months ended September 30, 2013. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $2.2 million, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash impairment of intangible assets, fixed assets and certain employee separation costs, $2.1 million, was recorded to restructuring costs in our ARP segment operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$89,123	$67,924
Short-term investments	—	4,517
Long-term investments	$7,975	$—
	$97,098	$72,441

At September 30, 2014, we held cash and cash equivalents, short-term and long-term investments of $97.1 million and had working capital of $134.8 million. At December 31, 2013, we held cash and cash equivalents and short-term investments of $72.4 million and had working capital of $117.9 million. Based on the leverage present in our current operations, we expect to generate incremental cash and investments on a quarterly basis absent any significant strategic investments or operational initiatives.

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

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities and the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2014. One of the short term significant capital requirements is the completion of our current in-process research and development project related to our acquisition of GenturaDx, the foundation of our ARIES System, which is scheduled to be completed and commercialized in 2015.  The estimated aggregate cost to complete this project is between $4.0 million and $7.0 million. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners' consumable purchasing patterns; (iv) signing of partnership agreements which include significant up front license fees; (v) our stock repurchase programs from time to time and (vi) entering into strategic investment or acquisition agreements requiring significant cash consideration.  See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2013 10-K and our other filings with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at September 30, 2014 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of September 30, 2014, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, Australian dollar and Yen. For example, some fixed asset purchases and certain expenses are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. The majority of transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, Australian dollar, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $393,000 on foreign currency denominated asset and liability balances as of September 30, 2014. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $227,000 was included in determining our consolidated results for the quarter ended September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the third quarter of 2014 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/14 - 7/31/14	3,771	$17.71	—	$—
8/1/14 - 8/31/14	184	18.04	—	—
9/1/14 - 9/30/14	398	19.06	—	—
Total Third Quarter	4,353	$17.85	—	$—
(1) Total shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents

10.1#
Consulting Agreement, dated October 14, 2014, between Luminex Corporation and Patrick J. Balthrop, Sr. (Incorporated by reference to Exhibit 10.1 to our Current Report on Firm 8-K filed October 20, 2013).

10.2#	Employment Agreement, dated October 14, 2014 between Luminex Corporation and Nachum Shamir (Incorporated by reference to Exhibit 10.2 to our Current Report on From 8-k filed October 20, 2014).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2014

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1#
Consulting Agreement, dated October 14, 2014, between Luminex Corporation and Patrick J. Balthrop, Sr. (Incorporated by reference to Exhibit 10.1 to our Current Report on Firm 8-K filed October 20, 2013).

10.2#	Employment Agreement, dated October 14, 2014 between Luminex Corporation and Nachum Shamir (Incorporated by reference to Exhibit 10.2 to our Current Report on From 8-k filed October 20, 2014).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.