Form 10-Q/A
period 2014-09-30
LUMINEX CORP
filed 2014-11-10
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Luminex Corporation (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, originally filed with the Securities and Exchange Commission on October 28, 2014 (the "Original Filing"). This Amendment No. 1 is being filed for the sole purpose of correcting an error in the version of the certification by our chief executive officer furnished as Exhibit 32.1 to the Original Filing, which inadvertently, in the body of the certification, referred to the Company's chief executive officer as of September 30, 2014 rather than the Company's new chief executive officer (the certifying officer) as of the date of certification. The correct version of this certification is furnished as Exhibit 32.1 to this Amendment No. 1.  Except as described above, no other disclosures included in the Original Filing have been modified or updated in any way. This Amendment No.1 does not reflect any events that may have occurred subsequent to the date of the Original Filing, and does not modify or update any related disclosures made in the Original Filing. This Amendment No. 1 reflects only the changes to "Item 6. Exhibits" and the Exhibit 32.1 referenced above and should be read in conjunction with the Original Filing. As required with an amendment to the Original Filing, we hereby also file new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.3 and 31.4.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

10.1#
Consulting Agreement, dated October 14, 2014, between Luminex Corporation and Patrick J. Balthrop, Sr. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 20, 2014).

10.2#	Employment Agreement, dated October 14, 2014 between Luminex Corporation and Nachum Shamir (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 20, 2014).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. *

#	Management contract or compensatory plan or arrangement.
*	Incorporated by reference to the corresponding exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2014

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)