Form 10-K
period 2014-12-31
LUMINEX CORP
filed 2015-02-25
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________

FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended	December 31, 2014	or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]   No [X]

Based on the closing sale price of common stock on The NASDAQ Global Select Market on June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $659,326,125 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates.”

There were 42,913,973 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on February 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

	PART I	PAGE
Item 1.	Business	1
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	34
Item 2.	Properties	34
Item 3.	Legal Proceedings	34
Item 4.	Mine Safety Disclosures	35
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6.	Selected Financial Data	39
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	91
Item 9A.	Controls and Procedures	91
Item 9B.	Other Information	91
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	92
Item 11.	Executive Compensation	92
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	92
Item 13.	Certain Relationships and Related Transactions, and Director Independence	92
Item 14.	Principal Accounting Fees and Services	92
	PART IV
Item 15.	Exhibits, Financial Statement Schedules	93
Signatures and Certifications		S- 1

Exhibit 10.7
Exhibit 10.26
Exhibit 10.40
Exhibit 10.42
Exhibit 10.43
Exhibit 10.44
Exhibit 10.45
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Safe Harbor Cautionary Statement

This annual report on Form 10-K contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, new products including ARIES® and NxTAG™, assay sales, the projected decline in consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and acquisition integration and the expected benefit of our future acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•	risks and uncertainties relating to market demand and acceptance of our products and technology, including ARIES® and NxTAG™;

•	the uncertainty relating to increased focus on direct sales to the end user;

•	dependence on strategic partners for development, commercialization and distribution of products;

•
concentration of our revenue in a limited number of direct customers and strategic partners, some of which may be experiencing decreased demand for their products utilizing or incorporating our technology, budget or finance constraints in the current economic environment, or periodic variability in their purchasing patterns or practices as a result of material resource planning challenges;

•	the timing of and process for regulatory approvals;

•
the impact of the ongoing uncertainty in global finance markets and changes in government and government agency funding, including its effects on the capital spending policies of our partners and end users and their ability to finance purchases of our products;

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

•	reliance on third party distributors for distribution of specific assay products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	changes in principal members of our management staff;

•	potential shortages, or increases in costs, of components or other disruptions to our manufacturing operations;

•	competition and competitive technologies utilized by our competitors;

•	our ability to successfully launch new products in a timely manner;

•	our increasing dependency on information technology to enable us to improve the effectiveness of our operations and to monitor financial accuracy and efficiency;

•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us; and

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

___________________

Luminex®, xMAP®, xTAG®, NxTAG™, Luminex® 100/200™, Luminex® XYP™, Luminex® SD™, FLEXMAP 3D®, MicroPlex®, MAGPIX®, MagPlex®, SeroMAP™, xPONENT®, FlexmiR®, NeoPlex4™, LumAvidin®, MultiCode®, EraGen® and ARIES® are trademarks of Luminex Corporation.  This report also refers to trademarks, service marks and trade names of other organizations.

PART I
ITEM 1. BUSINESS

Overview

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the diagnostics and life sciences industries.  These industries depend on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.

Our xMAP® (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, light emitting diodes (LEDs), digital signal processors, photo detectors, charge-coupled device imaging and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry, which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  In addition to our xMAP technology, we have our proprietary MultiCode® technology, used for real-time polymerase chain reaction (PCR) and multiplexed PCR assays. During the fourth quarter of 2014, in conjunction with the appointment of our new CEO, Luminex evaluated its historical reporting segments: the technology and strategic partnerships (TSP) segment and the assays and related products (ARP) segment. As a result of this evaluation and based upon how our new Chief Executive Officer as Chief Operating Decision Maker (CODM) and our management team collectively is managing our business, we determined that the two former segments have become so integrated and interrelated that they no longer provide an accurate representation of our current business when reported separately. Additionally, we have taken actions to consolidate sales and service functions. Therefore, effective with the fourth quarter of 2014, we no longer have two operating segments and, accordingly, will present our business as one operating segment and one reporting unit. Accordingly, prior periods' information has been restated to conform to the current periods' presentation. Our products are described below under “Products.”

Our primary focus for growth is the development and sale of molecular diagnostic assays utilizing xMAP®, xTAG® and MultiCode technology on our installed base of systems. We utilize a direct sales model for sales of these products, which is intended to take advantage of our increasing installed base of xMAP-based instrumentation.  Our assays are primarily focused on multiplexed applications for the human molecular clinical diagnostics market. Our assay products are currently focused on three segments of the molecular diagnostic testing market: human genetics, personalized medicine and infectious disease. We have established our position in the marketplace through our global regulatory compliant product development and manufacturing processes,

We have established a position in several segments of the life sciences industry by developing and delivering products that meet customer needs in specific market segments, including multiplexing, accuracy, precision, sensitivity, specificity, reduction of labor and ability to test for proteins and nucleic acids. These needs are addressed by our proprietary technology, which allows the end user in a laboratory to perform biological testing in a multiplexed format. Multiplexing allows for many different laboratory results to be generated from one sample at one time. This is important because our end user customers and partners, which include laboratory professionals performing research and clinical laboratories performing tests on patients as ordered by a physician and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology such as xMAP, the laboratory professional had to perform one test per sample in a sequential manner, and if additional testing was required on a sample, a second procedure would be performed to generate the second result, and so on until all the necessary tests were performed. We have a full range of instruments in our xMAP line: our LX200 system offers 100-plex testing; our FLEXMAP 3D® system is our high-throughput, 500-plex testing system; and our MAGPIX® system provides 50-plex testing at a lower cost using imaging rather than flow cytometry. By using xMAP technology, the end users have the opportunity to become more efficient by generating multiple simultaneous results per sample. We believe that this technology may also offer advantages in other industries, such as in food safety/animal health, newborn screening and bio-defense/bio-threat markets. Using the products Luminex has available today, up to 500 simultaneous analyte results can be generated from a single sample.

A significant portion of our revenue is derived from our partnership channel. We license our xMAP technology to our partners, who then develop products that incorporate the xMAP technology into products that they sell to end users. We also develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. When our partners sell xMAP-based reagent consumable products or xMAP-based testing services, which run on the xMAP instrumentation, to end users, such as testing laboratories, we obtain a royalty on the sales from the partner. As of December 31, 2014, we had 66 strategic partners, 46 of which have developed reagent-based products utilizing our technology. Luminex and these partners have sold approximately 11,700 xMAP-based instruments in laboratories worldwide as of December 31, 2014.

Luminex was incorporated under the laws of the State of Texas in May 1995 and reincorporated in the State of Delaware in February 2000.

Recent Events

CEO Transition

Our Board of Directors named Nachum "Homi" Shamir as President and CEO effective October 15, 2014. In addition, he was also elected to our Board of Directors. Patrick J. Balthrop, Sr. retired as President and CEO following ten years of service as our chief executive and also resigned as a director. Mr. Balthrop continues to serve the Company and its shareholders as a consultant to the Board and Mr. Shamir, and will be assisting in the transition through April 14, 2015.

Segment Reporting

During the fourth quarter of 2014, in conjunction with the appointment of our new CEO, Luminex evaluated its historical reporting segments: the TSP segment and the ARP segment. As a result of this evaluation and based upon how our new Chief Executive Officer as Chief Operating Decision Maker (“CODM”) and our management team collectively is managing our business, we determined that the two former segments have become so integrated and interrelated that they no longer provide an accurate representation of our current business when reported separately. Additionally, we have taken actions to consolidate sales and service functions. Effective with the fourth quarter of 2014, we no longer have two operating segments and, accordingly, will present our business as one operating segment and one reporting unit. Accordingly, prior periods' information has been restated to conform to the current periods' presentation.

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

Our xMAP Technology

Our xMAP technology combines existing biological testing techniques with illumination, advanced digital signal processing, detection and proprietary software. With our technology, discrete bioassays are performed on the surface of color-coded microspheres. These microspheres are read in a compact analyzer that utilizes lasers or LEDs, detectors, charge-coupled device imaging and high-speed digital signal processing to simultaneously identify the bioassay and measure the individual assay results. The key features of xMAP technology include the following:

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

Our xTAG and MultiCode Technologies

Our xTAG technology consists of several components including multiplexed PCR or target identification primers, DNA Tags, xMAP microspheres and data analysis software.  xTAG technology permits the development of molecular diagnostic assays for clinical use by hospital and reference laboratories.  xTAG technology has been applied, in particular, to human genetic assays, pharmacogenetic assays and infectious disease assays.

Our MultiCode technology is based upon a unique assay chemistry that is a flexible platform for both real-time PCR and multiplex PCR-based applications. We have multiple molecular diagnostic assays based on the MultiCode platform. Our MultiCode technology is powered by a base pair (man-made nucleotide pair isoC:isoG in addition to the A:T and G:C nucleotide pairs found in nature) that does not exist in nature, but can be combined with natural base pairs, and incorporated into a wide range of molecular diagnostic applications. The MultiCode base pair is recognized by naturally occurring enzymes and can be used for the specific placement of reporter molecules and to increase the molecular recognition capabilities of hybridization-based assays. The MultiCode base pair enables solutions to complex molecular challenges that were previously not possible with natural nucleic acid alone.

We have multiple assay development activities ongoing and these activities are focused in the areas of infectious disease, human genetics, pharmacogenetics and bio-threat.  In 2015, we have plans to submit certain assay products to regulatory authorities, including the U.S. Food and Drug Administration (FDA) and foreign equivalents, for clearance in order to comply with established guidelines across the jurisdictions in which we participate.

Business Strategy

Our Company’s current focus is the transition from a technology-based tools company to a market-based diagnostic company and the establishment of Luminex as an industry leader and our xMAP and MultiCode technologies as the industry standards for performing molecular diagnostic bioassays. To achieve these objectives, we have implemented and are pursuing the following strategies:

•	Focus on key markets

We have identified the following key market segments: (i) molecular infectious disease, (ii) genetic or inherited disease, (iii) human leukocyte antigen (HLA) transplant diagnostics, (iv) pharmacogenetic testing, (v) immunodiagnostics, (vi) life sciences research, and (vii) bio-defense, or bio-threat testing. We will continue to employ a combination of both a partnership-driven business model and a product-driven business model focused on selected market segments and bioassay applications.

•	Develop and deliver market-leading molecular diagnostic platforms and assays

Our acquisitions and research and development have expanded the breadth of technology and solutions we offer our customers to meet their needs. We acquired the MultiCode RTx real-time PCR technology for both quantitative and qualitative low-plex real-time assays and GenturaDx and its IDbox sample-to-answer platform, which is compatible with our MultiCode RTx technology, to provide our customers with molecular assays that are easy to implement. A key focus currently is the final development of our ARIES® system. The ARIES sample-to-answer instrument, when combined with our proprietary real-time PCR chemistry and a new menu of highly automated assays that we are developing, is designed to enable us to offer a differentiated, easy to use solution. ARIES is designed to help labs overcome today's challenges: seeking to avoid healthcare cost increases while maintaining quality, the scarcity of highly trained personnel and limited lab bench space with its barcode data entry, efficient workflow, importance of slim design that occupies minimal bench space, universal protocols that enable true walkaway automation, and ability to simplify laboratory developed tests (LDTs).

•	Develop next generation products

We are focusing resources on improving the simplicity and ease of use of our multiplex products through the development of a new version of our multiplex PCR technology. This new NxTAG™ chemistry is expected to enable customers to experience streamlined workflow without sacrificing throughput. We recognize that the crucial aspect of our current technology that we want to preserve for our larger customers is the ability to process anywhere from 1 to 96 patients in a single batch. This throughput flexibility and capacity is a crucial aspect for tests like our xTAG Respiratory Viral Panel (RVP), in which seasonality and local outbreaks can cause testing volumes to surge unpredictably. We intend to offer the convenience of a one-step workflow with the throughput of a batch-based system. In addition, products using this new chemistry are expected to have the convenience of room temperature shipping and storage. We intend to release our NxTAG Respiratory Pathogen Panel (RPP) product in 2015. Additionally, we continue pursuing projects such as the development of consumables, automation, software and the expansion and enhancement of our multiplexing capabilities to advance our technologies and market acceptance.

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

In addition, we are collaborating with industry participants, biomedical research institutions and government entities to develop additional products. We continuously consider other adjacent markets where our platform and assay offerings would be beneficial.

•	Opportunistically pursue acquisitions that could accelerate our business strategies

We utilize analytical tools and an evaluation template to assess potential acquisition targets to accelerate our business strategies in the key markets described above. This approach led to several successful acquisitions historically, including the most recent acquisition of GenturaDx in 2012, which is the foundation of our new ARIES platform in development. We actively evaluate opportunities to enhance our capabilities or our access to targeted markets or technologies, or provide us other advantages in executing our business strategies in our key markets.

•	Continue to develop the partnership channel focused in select key markets

As of December 31, 2014, 46 of our 66 strategic partners have developed and commercialized xMAP based assay products and are submitting royalties.  We also have strategic partners who distribute Luminex products.  During 2014, the 46 strategic partners who have commercialized xMAP based assay products accounted for approximately 66% of our total revenue and all of our strategic partners represented approximately 71% of our total revenue. We intend to continue pursuing opportunities to expand market acceptance of xMAP technology through development, marketing and distribution partnerships with leading companies in the life sciences markets. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base.  Furthermore, our partners’ investments in research and development for xMAP applications provide Luminex xMAP customers with more assay product options than any one company or Luminex could develop and commercialize individually.

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

Products

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

MAGPIX®. The MAGPIX system is a versatile multiplexing analyzer capable of performing qualitative and quantitative analysis of proteins and nucleic acids in a variety of sample matrices.  This system can perform up to 50 tests in a single reaction volume, reducing sample input, reagents and labor while improving productivity.  MAGPIX is based on an innovative detection mechanism that uses LEDs and a charge-coupled device (CCD) imaging system, rather than the lasers and detection mechanisms used in our flow cytometry-based instruments.

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

Software

xPONENT®.  Our xPONENT software is included in all of our new instruments and enhances both ease-of-use and automation capabilities expanding xMAP functionality in our core markets. The software suite incorporates important features, all designed to simplify laboratory workflow and increase productivity, including: enhanced security (21 CFR Part 11 compliance and electronic signatures); integration capabilities that allow users to transmit and receive data from Laboratory Information Systems (LIS/LIMS); integration with the most popular automated sample preparation systems; the ability to run magnetic bead applications; and touch-screen capability. xPONENT is sold on new Luminex 100, 200, FLEXMAP 3D, and MAGPIX systems and is available as an upgrade to the existing LX systems in the marketplace.

Assay Product Families

A product family consists of two or more assay products which are focused on similar or related markets.  Each assay consists of a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples.  As of February 23, 2015 the following product families are commercially available:

Respiratory Viral Family

This family of products includes RVP, as well as xTAG RVP FAST, a newer version of the original RVP assay.  These in vitro diagnostic (IVD) products enable our laboratory end users to identify the causative agent for respiratory infections, a major cause of illness and mortality globally, for physicians and their patients.

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

Personalized Medicine Product Family

This product family includes three assays used to determine the drug metabolism status of individuals for specific medications.  All three products include genotyping of genes encoding different cytochrome P450 drug metabolizing enzymes.  This type of  information is typically used to determine if a patient will need a lower or higher dose of a specific drug, or whether they should be switched to a different medication altogether.  Two of the products in this category are the FDA-cleared CYP2D6 and CYP2C19 assays used for identifying patients with variants that affect the metabolism and efficacy of some pharmaceutical compounds.

Specialty Product Family and Instrumentation

This family of products includes a variety of assays targeted towards specialty, niche markets.

In addition to the commercially available assays, we are an original equipment manufacturer (OEM) of custom reagents and instrumentation for certain of our customers.

Sales and Marketing

Our sales and marketing strategy is to expand the installed base and utilization of xMAP, xTAG and MultiCode technologies.  We are focused on generating recurring revenues from the sale of Luminex-developed assays, microspheres and other consumables, as well as from royalties on bioassay kits and testing services developed or performed by others that use our technology. We have two key elements of our sales and marketing strategy: i) our dedication to marketing the assays developed internally directly to end users and ii) our allegiance to Luminex’s historic strategic partner program with life sciences companies that develop applications or perform testing using our technology platforms and distribute our systems to their customers.

We continue to use strategic partners as the primary distribution channel for our systems, and we will continue to pursue new partnerships focusing on partners with market presence in our key segments described above.  Some of our strategic partners develop application-specific bioassay kits for use on our xMAP platform that they, in turn, sell to their customers thereby generating royalties for us. Certain strategic partners also perform testing services for third parties using our technology also resulting in royalties for us.  Other strategic partners buy our products, including xMAP Luminex systems and consumables, or xTAG test kits, and then resell those products to their customers. As of December 31, 2014, we had 66 strategic partners, compared to approximately 58 strategic partners as of December 31, 2013.  On a regular basis, we update our strategic partner listing to reflect results of partner consolidations due to mergers and acquisitions, commercial sales inactivity, as well as termination or expiration of existing non-performing partner agreements, which in 2014 did not account for material revenue. During 2014, 48 strategic partners with commercialized products utilizing xMAP technology submitted royalties. As of December 31, 2014, 46 of these strategic partners with commercialized products remain, of which 24 companies principally serve the clinical diagnostics market and 22 companies principally serve the life science research market. Revenues through these commercialized, royalty-submitting, strategic partners constituted 66% of our revenues for 2014. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ bioassay testing competencies, customer relationships and distribution channels, we believe that we can continue to achieve measurable market penetration and technology adoption.

We also serve as the OEM for certain strategic partners that choose to sell our xMAP technology as an embedded system under their own branding and marketing efforts.

Customers

In each of the last three years, one or more customers each accounted for more than 10% of our total revenues. Laboratory Corporation of America (LabCorp) accounted for 21%, 18% and 19% of our total revenues in 2014, 2013 and 2012, respectively.  Thermo Fisher Scientific, Inc. accounted for 17%, 17% and 24% of our total revenues in 2014, 2013 and 2012, respectively.  No other customer accounted for more than 10% of our total revenues in 2014, 2013 or 2012; however, Bio-Rad Laboratories, Inc. accounted for 7%, 9% and 8% of our total revenues in 2014, 2013 and 2012, respectively. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

International Operations

We currently sell our products to a number of customers outside the United States, primarily including customers in other areas of North America, Europe and Asia-Pacific.  For the annual periods ended December 31, 2014, 2013 and 2012, foreign sales to customers totaled $39.0 million, $35.1 million, and $34.7 million, respectively, representing 17%, 16% and 17%, respectively, of our total revenues for such periods.  We have foreign subsidiaries in Canada, the Netherlands, Australia, the People’s Republic of China and Japan, which increase our international support, service and marketing capabilities.  Our foreign subsidiaries are a direct and integral component of the U.S. entity’s operations and their efforts support the sales made by our North American entities.  Sales to territories outside of the U.S. are primarily denominated in U.S. dollars.  We believe that our activities in some countries outside the U.S. involve greater risk than our domestic business due to the foreign economic conditions, exchange rate fluctuations, local commercial and economic policies and political uncertainties.  See Note 19 to our Consolidated Financial Statements.

Technical Operations

Our Technical Operations Group provides technical support to our customers, our distributors, our strategic partners and their customers. Most of our technical operations personnel have experience as biologists, biochemists or electrical engineers and have extensive experience in academic, industrial and commercial settings. Cross training is a major focus, as is empowering group members to solve problems outside their primary assignment.

Remote Support

Our technical support department assists users primarily through a toll-free hotline, internet interface and e-mail communications.  We deliver “24/7” remote technical support with our staff based at our Austin and Toronto locations and from our European, Chinese and Japanese subsidiaries to better serve our customer base.  Personnel assist our distributors, strategic partners and customers with product orders, software, hardware, system implementation and development of their bioassays. A comprehensive software and database system is utilized to track customer interactions, follow trends and measure utilization. The information is categorized and presented to management for regular review.

Training

Through our training group, we offer comprehensive programs in basic system training, advanced assay development, instrument field service and technical support functions. A significant part of our training material is now web-based and available online.  For larger customers who have many users, such as our strategic partners, training may be performed on-site at their locations.

Field Support

We currently have field service and field application personnel based across North America, Europe, China and Japan in areas of our more significant system concentration. We intend to place additional field service personnel and pursue third-party service provider agreements through our certified service professional program, as required, in order to ensure responsive and cost-effective support of our customers worldwide.  In addition, several of our distributors and strategic partners provide their own field service and field application support. As we continue to expand our installed base, we believe a strong, reliable, efficient field support organization is crucial to maintaining a high level of customer satisfaction.

Research and Development

Our research and development groups work to develop next generation systems, chemistries, assays and software to provide new, innovative products to our customers. Our research and development expense for the years ended December 31, 2014, 2013 and 2012, was $43.1 million, $45.0 million and $43.0 million, respectively including customer-sponsored research funding of $0.7 million, $0.8 million, and $1.1 million, respectively.

Our current research and development projects include:

•	New platform development

We have continued the development of the ARIES instrument for sample-to-answer molecular diagnostic automated testing. This involves the final design and development of the instrument, consumables and software, as well as the development of a menu of assay products based on the ARIES platform. The ARIES system is expected to launch in 2015.

•	Simplified assay products

Our research and development group has been working on the development of a new, easy-to-use chemistry for running multiplexed tests in 96-well plates. This chemistry is expected to combine our xTAG and xMAP technologies into a simple to use, closed-tube format. The first product using this streamlined format, the NxTAG RPP, is expected to launch in 2015.

•	Partnership projects

Our research and development group is collaborating with Merck on the development of a companion diagnostic that will help screen patients into Merck's investigational candidate drug study for Alzheimer's disease. Luminex is also working with the Defense Threat Reduction Agency of the United States government to develop a hand-held diagnostic instrument. Luminex on occasion collaborates on other partnered research programs.

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

We have approximately 60,700 square feet of manufacturing space located at our principal executive offices in Austin, Texas.  We recently expanded this space to enable ARIES cassette automation. We initially certified our Quality Management System (QMS) to the ISO 9001:2000 standard and in 2010 updated our certification to ISO 9001:2008.  ISO is an internationally recognized standard for quality management systems.  Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards.  Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification.  Also, we have our QMS certified to the ISO 13485:2012 Quality Management Standard and the Canadian Medical Devices Conformity Assessment System (CMDCAS) for Medical Devices.  These standards include a special set of requirements specifically related to the supply of medical devices and related services.  Additionally, we seek to manufacture to current Good Manufacturing Practice requirements and our QMS is implemented in accordance with FDA Quality System Regulations.

In addition, we have approximately 6,000 square feet of manufacturing space located in Toronto, Canada and approximately 10,000 square feet of manufacturing space located in Madison, Wisconsin.  The Toronto and Madison facilities and related QMS have been certified to the ISO 13485:2012 standard and registered under the CMDCAS.

Instruments

Contract manufacturers assemble certain components of our xMAP technology systems. The remaining assembly and manufacturing of our systems are performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility.  Parts and component assemblies that comprise our xMAP technology system are obtained from a number of sources.  We have identified alternate sources of supply for several of our strategic parts and component assemblies.  Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability and flexible purchasing terms with respect to the purchase of such components.  As of December 31, 2014, a total of 11,687 Luminex multiplexing analyzers had been shipped since inception.

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

Backlog

Our backlog as of December 31, 2014 and December 31, 2013 totaled $7.0 million and $5.8 million, respectively. Backlog consists of customer orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

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

The pharmaceutical industry is a large market for the genomic, protein and high-throughput screening applications of the xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic and protein testing can be performed by products available from Affymetrix, Inc., Life Technologies Corporation (a Thermo Fisher Scientific, Inc. brand), Becton, Dickinson and Company, Illumina, Inc., Qiagen N.V., Meso Scale Discovery (a division of Meso Scale Diagnostics LLC), and PerkinElmer, Inc., among others.

Our diagnostic market competitors include, among others, Abbott Laboratories, Life Technologies Corporation (a Thermo Fisher Scientific, Inc. brand), BioFire Diagnostics, Inc. (a bioMérieux company), Cepheid, GenMark Dx, Johnson & Johnson, Roche Diagnostics, Siemens Medical and Hologic, Inc., Alere, Inc., Quidel Corporation and Illumina, Inc. Some of these companies have technologies that can perform a variety of established assays. In addition, certain of these companies offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.

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

We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our current and anticipated customer base. We currently own 315 issued patents worldwide, including over 124 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technology include France, Germany, United Kingdom, Australia, Japan, Netherlands, Canada, Hong Kong and China, amongst others. In addition, our patent portfolio includes 162 pending patent applications in the United States and other foreign jurisdictions.  We believe our patents and pending claims provide, or will provide, protection for systems and technologies that allow real-time multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold patents covering the precision-dyeing process used in the manufacture of our fluorescent microspheres and patents covering digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. In addition, multiple granted patents and pending applications describe aspects of Multicode technology, xTAG technology, as well as ARIES, our automated real-time PCR system, and NxTAG technology.

The source code for our proprietary software is protected as a trade secret and/or as a copyrighted work. Aspects of this software also are covered by an issued patent.

We also rely on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with strategic partners, third parties, employees and consultants. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original works of expression and any corresponding patents and copyrights arising from their work for us. See risk factor on property rights we rely upon to protect the technology underlying our products on page 22.

Government Regulation

Food and Drug Administration

The FDA regulates medical devices pursuant to various statutes, including the Federal Food, Drug and Cosmetic Act as amended and supplemented by the Medical Device Amendments of 1976; the Safe Medical Devices Act of 1990; the Medical Device Amendments of 1992; the FDA Export Reform and Enhancement Act of 1996; the FDA Modernization Act of 1997; the Public Health, Security and Bioterrorism Preparedness and Response Act of 2002; the Medical Device User Fee and Modernization Act of 2002; and the Project BioShield Act of 2004. Medical devices, as defined by statute, include instruments, machines, in vitro reagents or other similar or related articles, including any components, parts or accessories of such articles that are intended for use in the diagnosis of disease or other condition or in the cure, mitigation, treatment or prevention of disease; or are intended to affect the structure or function of the body and do not achieve their intended purpose through chemical action or metabolization. The FDA classifies medical devices intended for human use into three classes. For Class I devices, general controls (for example, labeling and Good Manufacturing Practices) provide reasonable assurance of safety and effectiveness. Class II devices are products for which general controls do not provide reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls (for example, special control documents, guidelines and patient registries). Class III devices are products for which neither general nor special controls provide reasonable assurance of safety and effectiveness.  Generally, Class III includes devices that support or sustain human life, are for uses that are substantially important in preventing impairment of human health, are used as a stand-alone assay for patient screening or diagnosis of disease, or present a potential, unreasonable risk of illness or injury.

We manufacture versions of the Luminex instruments for use with diagnostic assay kits that are available through our strategic partners. For FDA purposes, the Luminex systems are IVD cleared and are considered a component of our partners’ kit products. Depending on the particular kit’s regulatory classification into Class I, II, or III and its intended use, kits manufactured by our strategic partners that are used in conjunction with our technology are subject to FDA requirements such as Good Manufacturing Practices and others, and may be subject to clearance or approval before they can be marketed and sold. After incorporating the Luminex systems into their products, our strategic partners may be required to make various premarket submissions such as premarket approval applications, premarket notifications, and/or investigational device exemption applications to the FDA for their products and are required to comply with numerous requirements and restrictions prior to clearance or approval of the applications. Our partners are also subject to a number of other requirements in the Food, Drug, and Cosmetic Act and its regulations, such as Good Clinical Practice requirements and Device Registration and Listing requirements. There can be no assurance that such requirements will always be met without interruption, or that the FDA will file, clear or approve our strategic partners’ submissions. A total of 53 Luminex products have been cleared, licensed or registered in 2014, including 3 products cleared for use by the FDA in the United States and 50 products cleared, licensed or registered for use in foreign jurisdictions.

We also manufacture kit products that are intended for research use only (RUO) applications (not for diagnostic use), as well as kits that are IVD cleared for diagnostic use (currently regulatory classification of Class I and II), as well as IUO or clinical applications. Although certain products intended for research use only are not currently subject to clearance or approval by the FDA, research use only products fall under the FDA’s jurisdiction if they are used for clinical rather than research purposes. Further, even where a product is not otherwise subject to clearance or approval by the FDA, the FDA, in order to limit sales to those who use the products for research only, can determine the manner in which we can market and sell our products and/or the types of customers to which we can market and sell our products.

In addition to the FDA, the U.S. Department of Health and Human Services, state authorities and foreign government regulators scrutinize genetic analysis tools that are labeled for research use only by clinical laboratories. We cannot predict the nature of future regulatory or policy initiatives with respect to the sale and use of products for the development of assays by laboratories, or the extent to which any such initiative will impact our business.

The laboratories that purchase certain of our products are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), which require laboratories to meet specified standards in areas such as personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance, and inspections. Adverse interpretations of current CLIA regulations or future changes in CLIA regulations could have an adverse effect on sales of any affected products.

In December 2007, we submitted to the FDA our request for 510(k) clearance on our Luminex LX 100/200 Instrument. On December 13, 2007 the FDA received our 510(k) #k073506 submission for the Luminex LX 100/200 IS System.  On March 7, 2008, the instrument received FDA 510(k) clearance.  All related future diagnostic assay kits subject to FDA clearance may reference the 510(k) #k073506 for the instrument in their respective applications.  A master file letter from Luminex allowing the partner to reference the file may be required.  Subsequent clearances for FLEXMAP 3D and MAGPIX were received by the FDA on January 9, 2013 and March 21, 2013, respectively.

Certain of our instruments use lasers to identify the bioassays and measure their results. Therefore, we are required to ensure that these products comply with FDA regulations pertaining to the performance of laser products. The Radiation Control for Health and Safety Act, administered by the FDA, imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices that emit radiation.  These regulations are intended to ensure the safety of laser products by establishing standards to prevent exposure to excessive levels of laser radiation. There can be no assurance that the FDA will agree with our interpretation and implementation of these regulations.

We, and our strategic partners, are subject to periodic inspection by the FDA for, among other things, compliance with the FDA’s current Good Manufacturing Practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, servicing, installation and distribution of all finished medical devices intended for human use. Additionally, our strategic partners are subject to other pre-market and post-market controls such as labeling, complaint handling, medical device reporting, corrections and removals reporting and record keeping requirements. If the FDA has evidence demonstrating that a company is not in compliance with applicable regulations, it can detain or seize products, request or, in certain circumstances, require a recall, impose operating restrictions, enjoin future violations, recommend criminal prosecution to the Department of Justice and assess civil and criminal penalties against us, our officers and our employees. Other regulatory agencies may have similar powers. In addition, various federal and state statutes and regulations govern or influence the manufacturing, safety and storage of our products and components of our products, as well as our record-keeping.

Foreign Jurisdictions

Medical device laws and regulations are also in effect in many countries outside of the United States. These range from comprehensive pre-approval requirements for medical products to simpler requests for product data or certification. The number and scope of these requirements are increasing. There can be no assurance that we, and our strategic partners, will be able to obtain any approvals that may be required to market xMAP technology products outside the United States. In addition, we may incur significant initial and/or ongoing costs in obtaining or maintaining our foreign regulatory approvals. Further, the export by us of products that have not yet been cleared for domestic commercial distribution is subject to FDA or other export requirements and/or restrictions.

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. A failure to comply with these regulations could result in suspension of these contracts, or administrative or other penalties, and could have a material adverse effect on our ability to compete for future government contracts and programs.

We produce CE marked products, which are subject to a number of different European Union (EU) Directives, including, but not limited to, the In Vitro Diagnostic Devices Directive (98/79/EEC). CE marking of our products is currently by self-declaration, not issued by a third party, based on the intended uses of our products.  A product that is not CE marked is automatically considered to be non-compliant. The law is enforced through market surveillance by appointed national enforcement agencies.  Imported products are checked for compliance at customs offices.

The State Food and Drug Administration, P.R. China, is the government regulation authority in charge of safety management of drug, food, health food and cosmetics for the People’s Republic of China. In December 2007 we submitted the application for a certificate to combine both Luminex 100 and Luminex 200 into one product called "Luminex System".  This certificate is required for registration and approval to import our products into China.  Luminex received the registration certificate from the People’s Republic of China for the Luminex 100 and Luminex 200 Systems on March 4, 2009 and received recertification on October 17, 2013.  The MAGPIX System received its registration certificate on June 16, 2014. Such re-certifications are an ongoing requirement with the People’s Republic of China.

Failure by us, or our strategic partners, to comply with applicable federal, state and foreign medical product laws and regulations could have a material adverse effect on our business. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices and components of such devices are subject to future changes. We cannot predict what impact, if any, such changes might have on our business, but any such change could have a material impact.

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

Sunshine Act

In 2010, Congress enacted a statute called the Transparency Reports and Reporting of Physician Ownership or Investment Interests (commonly known as the Sunshine Act), as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Health Reform Law). The Sunshine Act aims to promote transparency and requires manufacturers of most drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid or the Children's Health Insurance Program (CHIP) to report annually to the Centers for Medicare and Medicaid Services (CMS) any payments or other transfers of value made to physicians and teaching hospitals, with limited exceptions. Manufacturers must also disclose to CMS any physician ownership or investment interests. In 2014, the annual reporting requirement applicable to manufacturers covered by the Sunshine Act, including Luminex entities operating or selling in the US, took effect, and CMS released datasets for payments made in 2013 to the public through the CMS website. Annual reports addressing transfers of value and relationships for the preceding calendar year will be published on the CMS website each year. We have provided internal training regarding the Sunshine Act requirements to relevant personnel and have implemented procedures to track and report any transfers of value covered by the Sunshine Act. Failure to comply with the reporting requirement may result in substantial monetary penalties.

Other

Based on the Health Reform Law, the IRS implemented a Medical Device Excise Tax of 2.3% of the sale price on non-exempt medical devices. This tax on manufacturers has not had, nor do we expect it to have, a material impact on our operations.

Employees

As of February 23, 2015 and December 31, 2014, respectively, we had a total of 741 and 745 employees and contract employees, as compared with 731 as of December 31, 2013.  The year over year increase is primarily the result of the addition of sales and marketing employees focused on direct sales to our end customers, as well as personnel added related to development, production, regulatory clearance and quality control for our new sample to answer instrument (ARIES) and our bead products and assays.  None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

Seasonality

Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, sales of our Respiratory Viral products have demonstrated seasonal fluctuations consistent with the onset and decline of influenza-like illnesses.

Segment Reporting

During the fourth quarter of 2014, in conjunction with the appointment of our new CEO, Luminex evaluated its historical reporting segments: the TSP segment and the ARP segment. As a result of this evaluation and based upon how our new Chief Executive Officer as Chief Operating Decision Maker and our management team collectively is managing our business, we determined that the two former segments have become so integrated and interrelated that they no longer provide an accurate representation of our current business when reported separately. Additionally, we have taken actions to consolidate sales and service functions. Effective with the fourth quarter of 2014, we no longer have two operating segments and, accordingly, will present our business as one operating segment and one reporting unit. Accordingly, prior periods' information has been restated to conform to the current periods' presentation.

Financial information relating to our reportable segment for the years ended December 31, 2014, 2013 and 2012 can be found in Item 7 “Management’s Discussion and Analysis of Financial Information and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

Executive Officers of the Registrant as of February 23, 2015

Name	Age	Position

Nachum Shamir	61	President and Chief Executive Officer
Harriss T. Currie	53	Chief Financial Officer, Senior Vice President, Finance and Treasurer
Jeremy Bridge-Cook, Ph.D	46	Senior Vice President, Research and Development
Russell W. Bradley	51	Senior Vice President, Corporate Development and Chief Marketing and Sales Officer
David S. Reiter	48	Senior Vice President, General Counsel and Corporate Secretary
Nancy M. Fairchild	61	Senior Vice President, Human Resources

Nachum Shamir. Mr. Shamir joined the Company on October 14, 2014 as President and Chief Executive Officer and was elected to our Board. From 2006 to 2014, Mr. Shamir was the President, Chief Executive Officer and Director of Given Imaging Ltd. (Given), a developer, manufacturer and marketer of diagnostic products for the visualization and detection of disorders of the gastrointestinal tract. Prior to joining Given, Mr. Shamir served as Corporate Vice President of Eastman Kodak Company, a technology company focused on imaging solutions and services for businesses from 2004 to 2006, and as the President of Eastman Kodak's Transaction and Industrial Solutions Group from 2005 to 2006, which includes several business units, including Kodak Versamark, Inc. (whose operations were previously those of Scitex Digital Printing Inc.) of which Mr. Shamir had served as President and Chief Executive Officer. From June 2003 to January 2004, Mr. Shamir served as the President and Chief Executive Officer of Scitex Corporation, a multinational public company which specialized in producing products, systems and equipment for the graphic design, printing and publishing markets through its various operating units. From January 2001 to January 2004, Mr. Shamir served as the President and Chief Executive Officer of Scitex Digital Printing, a subsidiary of Scitex Corporation Ltd., having previously served as its Chief Operating Officer since July 2000. Prior thereto, Mr. Shamir was Managing Director and General Manager of Scitex Digital Printing (Asia Pacific) Pte Ltd., a Singapore-based company, from its incorporation in 1994. From 1993 until 1994 Mr. Shamir was with the Hong Kong based Scitex Asia Pacific (H.K.) Ltd. Before joining Scitex, Mr. Shamir held senior management positions at various international companies mainly in the Asia Pacific regions. Mr. Shamir currently serves on the board of directors of Invendo Medical GmbH, a manufacturer and distributor of a single use and computer-assisted colonoscopy system. Mr. Shamir holds a Bachelor of Science from the Hebrew University of Jerusalem and a Masters of Public Administration from Harvard University.

Harriss T. Currie. Mr. Currie served as Vice President, Finance, Treasurer and Chief Financial Officer since October of 2002 and was appointed Senior Vice President, Finance (as well as Chief Financial Officer and Treasurer) in March 2013. Since joining Luminex in November of 1998, Mr. Currie previously served in the capacities of Controller and Treasurer. Prior to joining us, he was employed as the chief financial officer, secretary and treasurer of SpectraCell Laboratories, a specialized clinical testing laboratory company, from 1993 to 1998 where he also served as vice president of finance for two subsidiary companies. Mr. Currie earned his B.B.A. from Southwestern University and his M.B.A. in Finance and Marketing from The University of Texas at Austin. Prior to returning to graduate school for his M.B.A., Mr. Currie was a certified public accountant with Deloitte & Touche LLP.

Jeremy Bridge-Cook, Ph.D.  Dr. Bridge-Cook has served as Senior Vice President, Research and Development since June 2009.  Dr. Bridge-Cook joined Luminex in March 2007 as Vice President of Luminex Molecular Diagnostics.  Previously, Dr. Bridge-Cook served as senior vice president, corporate development of Tm Bioscience Corporation, which was acquired by Luminex in 2007.  Dr. Bridge-Cook joined Tm Bioscience Corporation in July 2000 as director of business development and served in various capacities thereafter, including vice president of business development, vice president of marketing and business development, and finally senior vice president, corporate development.  Prior to joining Tm Biosciences Corporation, Dr. Bridge-Cook worked for three years as an investment analyst at MDS Capital Corp. and University Medical Discoveries Inc. Dr. Bridge-Cook has a Ph.D. in Immunology from the University of Toronto and a B.Sc. in Biology from McMaster University.

Russell W. Bradley.  Mr. Bradley joined Luminex in May 2005 as Vice President of Business Development and Strategic Planning and was appointed as Senior Vice President, Corporate Development and Global Marketing in August 2013 and then promoted to Senior Vice President, Corporate Development and Chief Marketing and Sales Officer in October 2014.  Previously, Mr. Bradley spent 17 years at Beckman Coulter, Inc., a manufacturer of biomedical testing systems and products, where he served in various roles of increasing responsibility including commercial leadership of Beckman Coulter's flow cytometry business and most recently as the director of the Beckman Coulter CARES initiative, leading the company’s clinical HIV monitoring business in developing regions around the globe.  During his tenure at Beckman Coulter, Mr. Bradley was involved in the evaluation, market assessment and commercial launch of multiple life science technologies and applications.  Mr. Bradley holds a B.Sc. in Immunology and Biochemistry from Monash University, Melbourne, Australia.

David S. Reiter.  Mr. Reiter joined Luminex as Vice President, General Counsel and Corporate Secretary in October 2003 and was appointed Senior Vice President, General Counsel and Corporate Secretary in March 2013.  Prior to becoming General Counsel, Mr. Reiter was in private practice with the firm of Phillips & Reiter, PLLC from 2002 to 2004, which provides outsourced general counsel services for early to mid-stage companies.  Mr. Reiter is a graduate of the University of Southern California (Juris Doctorate/Master of International Relations), University of Sheffield, UK (M.B.A.) and the University of Notre Dame (B.A. in Government).  Mr. Reiter is a member of the Texas Bar and the American Bar Association. On December 19, 2014, Mr. Reiter informed the Company of his intention to resign as the Company's Senior Vice President, General Counsel and Corporate Secretary to pursue other interests. We anticipate Mr. Reiter's resignation will be effective April 1, 2015.

Nancy M. Fairchild. Ms. Fairchild joined Luminex Corporation as Senior Director, Human Resources in March 2010.  She was promoted to a Vice President, Human Resources in August 2012 and then promoted to Senior Vice President, Human Resources in January 2015.  Prior to Luminex, Ms. Fairchild served as Chief Administrative Officer and Vice President of Human Resources and Organizational Development for the Electric Reliability Council of Texas which provides the energy grid services for Texas, from 2006 to 2010. In this role she managed Strategic Planning, Project Management, Facilities and Human Resources.  Earlier in her career, she served as Vice President Human Resources for Esoterix, Inc., an international healthcare company specializing in laboratory services, from 2001 to 2006, the Sr. Vice President of Human Resources for Southern Union Company, a large natural gas conglomerate, from 1989 to 2001, and President of EnergyWorX, a training subsidiary, from 1996 to 2000. Ms. Fairchild is currently a member of the Board of Directors and Chair of the Audit Committee for Workforce Solutions, a local workforce development board in Texas, representing the biotech sector. She graduated with highest honors from Texas State University with a B.S. degree in Math Education and a Master’s degree in Counseling.

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
•obtain required regulatory clearances;
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

Life sciences companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. The commercial success of our technology depends upon its widespread adoption as a method to perform bioassays. In order to be successful, we must convince potential partners and customers to utilize our system instead of competing technologies. Market acceptance depends on many factors, including our ability to:

•	timely and successfully launch our products under development;

•	manage trends relating to, or the introduction or existence of, competing products or technologies that may be more effective, cheaper or easier to use than our products and technologies;

•	manage our competition, including the presence of competing products sold by companies with longer operating histories, more recognizable names and more established distribution networks;

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

The life sciences industry is highly competitive and subject to rapid technological change, and we may not have the right technologies and resources necessary to compete successfully.

We compete with companies in the United States and abroad that are engaged in the development and production of similar products. We will continue to face intense competition from existing competitors and other companies seeking to develop new technologies. Many of our competitors have access to greater financial, technical, scientific, research, marketing, sales, distribution, service and other resources than we do and may have longer operating histories or more recognizable names. These companies may develop technologies that are superior alternatives to our technologies or may be more effective at commercializing their technologies in products.

The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products or those of our partners obsolete or uneconomical by technological advances, including the introduction or existence of, competing products or technologies that may be more effective, cheaper or easier to use than our products and technologies. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products as we await regulatory approvals, while customers evaluate these new products, or if customers choose to purchase the new products instead of legacy products. We may also encounter other problems in the process of delivering new products to the marketplace such as problems related to design, development, supply chain or manufacturing of such products, and as a result we may be unsuccessful in selling such products. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.

Several companies provide systems and reagents for DNA amplification or detection. Life Technologies Corporation (a brand of Thermo Fisher Scientific) and F. Hoffman-La Roche Ltd. (Roche) sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Roche, Abbott Laboratories, Becton, Dickinson and Company, Qiagen N.V., Hologic, Inc., Meridian Bioscience, Inc., bioMérieux S.A., Illumina, Inc. and Quidel Corporation sell sequence detection systems, some with separate robotic batch DNA purification systems and sell reagents to the clinical market. Other companies offer molecular tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.

Currently, a limited number of direct customers and strategic partners account for a significant portion of our revenue and the loss of any one of these or their inability to perform to expectations could have a material adverse effect on our business, financial condition and results of operations. Our success depends significantly on the establishment and maintenance of successful relationships with our direct customers and strategic partners.

LabCorp, Thermo Fisher Scientific Inc., and Bio-Rad Laboratories, Inc., accounted for 45% of total revenue (21%, 17% and 7%, respectively) in the twelve months ended December 31, 2014. For comparative purposes, these same three companies accounted for 44% of total revenue (18%, 17% and 9%, respectively) in the twelve months ended December 31, 2013 and 51% of total revenue (19%, 24% and 8%, respectively) in the twelve months ended December 31, 2012.   No other customer accounted for more than 7% of total revenue during the twelve months ended December 31, 2014.  In total, for the year ended December 31, 2014, our top four customers accounted for 51% of our total revenue.  In total, for the year ended December 31, 2013, our top four customers accounted for 50% of our total revenue. The loss of any of our significant direct customers or strategic partners could have a material adverse effect on our growth and future results of operations.

Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

Our ability to enter into agreements with additional strategic partners depends in part on convincing them that our technology can help achieve and accelerate their goals or efforts. We will expend substantial funds and management efforts with no assurance that any additional strategic relationships will result. We cannot guarantee that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future strategic partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our xMAP technology, which may hinder or prevent strategic relationships. Delays in implementation of new products by our strategic partners or their ability to obtain regulatory approval for their products could negatively affect our business. Termination of strategic relationships, the failure to enter into a sufficient number of additional strategic relationships on favorable terms, or disputes with our partners could reduce sales of our products, lower margins on our products and limit the creation of market demand for and acceptance of our products.

In most of our strategic partnerships we have granted non-exclusive rights with respect to commercialization of our products and technology.  The lack of exclusivity could deter existing strategic partners from commercializing xMAP technology and may deter new strategic partners from entering into agreements with us.

A significant portion of our future revenues will come from sales of our systems and the development and sale of bioassay kits utilizing our technology by our strategic partners and from use of our technology by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot accurately predict future sales and royalty revenues because many of our existing strategic partner agreements do not include minimum purchase requirements or minimum royalty commitments. Some of our existing strategic partner agreements contain minimum purchase requirements for certain years, but unless renegotiated, those minimum purchase requirements could expire. In addition, we have no control with respect to our strategic partners’ sales personnel and how they prioritize products based on xMAP technology nor can we control the timing of the development or release of products by our strategic partners. The amount of these revenues depends on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Furthermore, the development and marketing of certain bioassay kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties will be significantly reduced.

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

We currently own 315 issued patents worldwide, including 124 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technology include France, Germany, United Kingdom, Australia, Japan, Netherlands, Canada, Hong Kong and China, amongst others. In addition, our patent portfolio includes 162 pending patent applications in the United States and other foreign jurisdictions.  We also have patents covering key aspects of MultiCode and xTAG technology utilized in our assay products as well as ARIES, our soon to be launched automated real-time PCR system, and NxTAG.

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

Security breaches and other disruptions could compromise our information, expose us to liability and harm our reputation and business.

In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and domestically available monitoring to provide security for processing, transmitting and storing this sensitive data.

Computer hackers may attempt to penetrate our computer systems or our third party IT service providers' systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we will continue to implement additional protective measures to reduce the risk of and detect cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Any such compromise of our, or our third party IT service providers' data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities any of which could adversely affect our business.

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

Due to the early stage of the market for molecular tests, projected growth scenarios for our assays are highly volatile and are based on a number of underlying assumptions that may or may not prove to be valid, including our ability to be successful with our direct assay sales strategy.

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

•
future acquisitions may require us to incur debt or other obligations, issue additional securities, incur large and immediate write-offs, issue capital stock potentially dilutive to our stockholders or spend significant cash, or may negatively affect our operating results and financial condition;

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

If our direct selling efforts for our products are less successful than anticipated, our business expansion plans could suffer and our ability to generate revenues could be diminished. In addition, our limited history in selling our molecular diagnostics products on a direct basis makes forecasting difficult.

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

We transitioned to selling our molecular diagnostics products on a direct basis in 2013, so we only have a two year direct sales history. As a result, we have limited historical experience forecasting the direct sales of our molecular diagnostics products. Our ability to produce product quantities that meet customer demand is dependent upon our ability to forecast accurately, plan production accordingly and scale our manufacturing efforts.

Unfavorable economic conditions and the uncertain economic outlook may adversely impact our business, results of operations, financial condition or liquidity.

Global economic conditions could adversely affect our results of operations.  The credit markets and the financial services industry continue to experience volatility, both domestically and internationally.  These conditions not only limit our access to capital but also make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses and consumers to slow spending on our products and services, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases.  If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies like those Luminex sells.  Certain of our partners and their and our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of, or development of products based on, our products or in an impairment of their ability to make timely payments to us.  If our partners and our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers, increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted.   Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we may not continue to experience the same loss rates that we have in the past given the current condition of the worldwide economy.  Additionally, these economic conditions and market turbulence may also impact our suppliers causing them to be unable to supply in a timely manner sufficient quantities of customized components, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

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

Periodically the FDA issues guidance documents that represent the FDA’s current thinking on a topic. These issues are initially issued in draft form prior to final rule generally with enforcement discretion for some grace period of time. Changes made through this process may impact the release status of products offered and our ability to market those products affected by the change.  For example, the FDA released on September 14, 2007 the final document “Guidance for Industry and FDA Staff Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions.” This guidance may limit or delay distribution of assays on our platform, including assays that we developed internally and distributed, to the extent additional regulatory clearance is required prior to distribution.

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

We depend on the principal members of our management and scientific staff, including our chief executive officer, Homi Shamir, and our operations, marketing, research and development, technical support, technical service and sales staff. The loss of services of key members of management could delay or reduce our product development, marketing and sales and technical support efforts. In addition, recruiting and retaining qualified scientific and other personnel to perform research and development, technical support, technical service and marketing and sales work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. There can be no assurance that we will be able to attract additional and retain existing personnel necessary to achieve our business objectives.

Our reliance on strategic partnerships makes forecasting difficult.

As a result of our reliance on our strategic relationships, it can be difficult to accurately forecast future operating results. Estimating the timing and amount of sales of our products is particularly difficult for the following reasons (among others):

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

•
We have limited access to partner and distributor confidential corporate information. A sudden unexpected change in ownership or strategy or other material event due to information of which we are not currently aware could adversely impact partner purchases of our products.

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

Third-party payors, such as government entities and government-sponsored healthcare programs (e.g. Medicare, Medicaid, Tricare), health maintenance organizations, preferred provider organizations and other private or commercial insurers are continually seeking to reduce healthcare expenses. Increasingly, third-party payors are challenging the utilization of and prices charged for medical services, including clinical diagnostic tests. Some payors are attempting to contain costs by limiting coverage, reducing reimbursement and increasing patient cost-sharing obligations. The federal government has implemented and continues to utilize cost-cutting strategies for government-sponsored healthcare programs, including coverage limitations and reimbursement rate reductions required by the Health Reform Law. In some cases, commercial payors are influenced by government-sponsored healthcare programs and policies. Therefore, coverage and reimbursement from commercial payors may be negatively impacted as a result of changes in government-sponsored healthcare programs. Further, cost containment initiatives by governmental or educational entities or programs may reduce funding for genetic research and development activities and retard the growth of the genetic testing market.

Without adequate coverage or reimbursement, consumer demand for tests could decrease. Decreased demand could cause our direct customers or strategic partners to reduce purchases or to cancel programs or development activities, which could cause sales of our products and services to fall. In addition, decreased demand could place pressure on us, or our direct customers and strategic partners, to lower prices on these products or services, resulting in lower margins. Reduced sales or margins by us, or our direct customers and strategic partners, would adversely affect our business, profitability and business prospects.

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

We presently outsource certain aspects of the assembly of our systems to contract manufacturers. Because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We have increased our flexibility to purchase strategic components within shorter lead times by entering into supply agreements with the suppliers of these components. Although we attempt to match our parts inventory and production capabilities to estimates of marketplace demand, to the extent system orders materially vary from our estimates, we may experience continued constraints in our systems production and delivery capacity, which could adversely impact revenue in a given fiscal period. Should our need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials. In an effort to control costs we have implemented a lean production system. Managing the change from discrete to continuous flow production requires time and management commitment. Lean initiatives and limitations in our supply chain capabilities may result in part shortages that delay shipments and cause fluctuations in revenue in a given period.

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

We expect that revenue from U.S. sales will continue to represent the majority of our total revenue, but our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe.  In fiscal 2014, approximately 17% of our revenue was derived from sales to non-U.S. customers, with approximately 8% of revenue from sales to customers in Europe. As such, a significant slowdown in these foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.  As a result of acquisitions and organic growth, we have operations and manufacturing facilities in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

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

If we become subject to claims relating to improper handling, storage or disposal of hazardous materials, we could incur significant cost and time to comply.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to foreign, federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. We may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration (OSHA) and the Environmental Protection Agency (EPA), and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act in the United States OSHA or the EPA may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that would have a material adverse effect on our operations.

The risk of accidental contamination or injury from hazardous materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our workers’ compensation insurance. We may not be able to maintain insurance on acceptable terms, if at all.

If a catastrophe strikes our manufacturing or warehousing facilities, we may be unable to manufacture or distribute our products for a substantial amount of time and we may experience inventory shortfalls, which would cause us to experience lost revenues.

Our manufacturing facilities are located in Austin, Madison and Toronto. Although we have business interruption insurance, our facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Various types of disasters, including tornadoes, fires, floods and acts of terrorism, may affect our manufacturing facilities. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

The "conflict minerals" rule of the Securities and Exchange Commission, or SEC, has caused us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products, and could make us less competitive in our target markets.

On August 22, 2012, the SEC adopted a rule requiring disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year, commencing with calendar year 2013. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. We may incur material costs associated with complying with the disclosure requirements, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.

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

We are increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build, implement and sustain the proper technology infrastructure, we could be subject to transaction errors, the inability to properly support and service our customers, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach or cyber-attack, each of which could materially adversely affect our business.

Our government contracts and administrative processes and systems related to such contracts are subject to audits and cost adjustments by the federal government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts, as well as suspension or debarment. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow rules relating to billing on cost-type contracts, receiving or paying kickbacks, or filing false claims, among other potential violations. In addition, we could suffer serious reputational harm if allegations of impropriety related to such contracts were made against us.

In addition, our contracts with the U.S. Government are subject to future funding and are subject to the right of the government to terminate the contracts in whole or in part for its convenience. There is pressure for the U.S. Government to reduce spending, and non-appropriation of funds or the termination for the government’s convenience of our contracts could cause our actual results of operations to differ materially and adversely from those anticipated. Further, for U.S. Government contracts that include option years, the U.S. Government generally has the unilateral right to not exercise option periods, and may not exercise an option period if the agency is not satisfied with our performance on the contract or does not receive funding to continue the program, among other reasons.

Further, federal government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on government contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific government contract, unallowable or unreasonable will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems related to such contracts is found not to comply with governmental requirements, we may be subjected to increased government scrutiny that could delay or otherwise adversely affect our ability to compete for or perform government contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit of our government contracts by the DCAA or another government agency could cause our actual results of operations to differ materially and adversely from those anticipated. Each of these outcomes could adversely affect our results of operations. We do not know the outcome of any existing or future audits and if any future audit adjustments significantly exceed our estimates, our profitability could be adversely affected.

We rely on the innovation and resources of larger industry participants and public programs in our partnership business to advance genomic research and educate physicians/clinicians on genetic diagnostics.

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

We are subject to evolving legislative, regulatory, judicial and ethical standards on use of technology and biotechnology.

The adoption of genetic testing is occurring within the broader context of a myriad of decisions related to genetic patenting and genotyping. Issues associated with health insurance, data access, intellectual property protection, national and international legislative and regulatory initiatives and other variables may have a significant impact on the wide-spread adoption of genetic testing or on specific segments or tests within the genetic testing market.

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

We are subject to income taxes in the United States and various foreign jurisdictions.  Our effective tax rate may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country, the establishment or release of valuation allowances against our deferred tax assets, and changes in tax laws.  In addition, we take certain income tax positions on our tax returns that we recognize in our financial statements if it is more likely than not they will not withstand challenge by tax authorities. We are subject to tax audits in various jurisdictions, including the United States, and tax authorities may disagree with certain positions we have taken and assess additional taxes.  There can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

•	developments in patents or other intellectual property rights and litigation;

•	new, or changes in, recommendations, guidelines or studies that could affect the use of our products;

•	announcements of acquisitions or of technological innovations or new products or services by us or our competitors;

•	developments in relationships with our partners, customers and suppliers;

•	additions or departures of key personnel;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions or trends in the life science, biotechnology and pharmaceutical industries, including the regulatory environment;

•	published studies and reports relating to the comparative efficacy of products and markets in which we participate;

•	changes in financial estimates by securities analysts;

•	general worldwide economic conditions and interest rates;

•	the success or lack of success of integrating our acquisitions;

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

We are subject to Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2014, goodwill and other intangible assets with indefinite lives represented approximately 30% of our total assets. In the future, if we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal research and development, manufacturing and administrative facilities are located in Austin, Texas, and consist of approximately 184,000 square feet of leased space pursuant to lease agreements which expire between July 31, 2017 and April 30, 2020. We have options to renew these lease agreements in Austin.  We maintain 20,000 square feet of leased office space in The Netherlands, approximately 34,700 square feet of leased office and manufacturing space in Toronto, Canada and approximately 35,000 square feet of leased office and manufacturing space in Madison, Wisconsin. In addition, we maintain approximately 3,900 square feet and approximately 2,000 square feet of leased office space in Shanghai and Beijing, respectively, People's Republic of China, approximately 2,900 square feet of lease office space in Hong Kong and approximately 4,000 square feet of leased office space in Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

On August 30, 2012 Abbott Laboratories, Inc. (Abbott) was named as a defendant in the complaint filed by ENZO Life Sciences, Inc. (ENZO) in U.S. District Court in Delaware for alleged infringement of its US Patent 7,064,197 as a result of Abbott's distribution of Luminex's xTAG Respiratory Viral Panel.  Luminex and Abbott have entered into an agreement requiring Luminex to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of Luminex's Respiratory Viral Panel. The complaint seeks unspecified monetary damages and injunctive relief.  Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, Luminex intervened in the lawsuit. On January 2, 2013 ENZO filed additional claims against Luminex, alleging infringement of US Patent 7,064,197 resulting from Luminex's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of US Patent 8,097,405 resulting from Luminex's sale of Multicode products.  Luminex filed an answer to ENZO's additional claims on January 28, 2013.  On October 2, 2013 ENZO filed additional claims against Luminex, alleging infringement of U.S. Patent 6,992,180 resulting from Luminex’s sale of Multicode products.  Luminex filed an answer to ENZO’s additional claims on October 21, 2013.  A trial date has not been set. The parties to the lawsuit have engaged in the discovery process.

On November 1, 2013 Irori Technologies, Inc. (Irori) filed a complaint against Luminex in U.S. District Court in the Southern District of California, alleging infringement of its U.S. Patent 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products.   Luminex filed a motion to dismiss on January 9, 2014.  Irori filed its response to our motion to dismiss on February 7, 2014.  The court granted the motion to dismiss without prejudice on February 25, 2014.  On March 18, 2014, Irori filed an amended complaint, again alleging infringement of its US Patent 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products.  The complaint seeks unspecified monetary damages and injunctive relief.  Luminex filed an answer to Irori’s amended complaint on April 2, 2014.  On June 10, 2014, Luminex filed with the USPTO’s Patent Trial and Appeal Board a total of five petitions for inter partes review seeking to invalidate the claims of the three patents involved in the litigation.   On June 17, 2014 Luminex filed a motion to stay proceedings in the district court pending the USPTO’s resolution of the inter partes review of Irori’s patents.  Irori filed its opposition to the motion to stay on July 7, 2014, and Luminex filed a reply on July 14, 2014.  On July 16, 2014, the court granted Luminex’s motion to stay the case until the earlier of i) a determination by the United States Patent and Trademark Office that reexamination proceedings will not take place or ii) the conclusion of reexamination proceedings and appeals.  On December 11, 2014, the USPTO's Patent Trial and Appeal Board instituted review on all five inter partes review petitions that Luminex filed.  Irori’s responses to the petitions are due February 26, 2015, and oral argument (if requested by either party) is scheduled for August 5, 2015.

When and if it appears probable in management's judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements.  If only a range of estimated losses can be estimated, we record an amount within the range that, in management's judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred. We recognize costs associated with legal proceedings in the period in which the services were provided. There can be no assurance that we will successfully defend these suits or that a judgment against us would not materially adversely affect our operating results.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “LMNX.”

The following table sets forth the range of high and low sale prices on The NASDAQ Global Select Market, as applicable, for each quarter during 2014 and 2013.  On February 23, 2015, the last reported sale price of our common stock was $16.21 per share.

2014	High	Low
First Quarter	$20.39	$17.22
Second Quarter	$20.24	$15.74
Third Quarter	$20.00	$16.05
Fourth Quarter	$21.69	$17.04

2013	High	Low
First Quarter	$19.39	$16.23
Second Quarter	$21.52	$15.39
Third Quarter	$24.10	$19.52
Fourth Quarter	$20.52	$17.15

Holders

As of February 23, 2015, we had 477 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities of Luminex during the twelve months ended December 31, 2014.

Performance Graph

The following graph compares the change in Luminex’s cumulative total stockholder return on its common shares with the NASDAQ Composite Index and the NASDAQ Biotechnology Index.

	12/09	12/10	12/11	12/12	12/13	12/14
Luminex Corporation	100.00	122.44	142.20	112.52	129.94	125.65
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Biotechnology	100.00	106.73	122.40	166.72	286.55	379.71

Issuer Purchases of Equity Securities

The stock repurchase activity for the fourth quarter of 2014 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2014 - 10/31/2014	212	19.77	—	$—
11/1/2014 - 11/30/2014	—	—	—	$—
12/1/2014 - 12/31/2014	1,481	18.76	—	$—
Total Fourth Quarter	1,693	18.89	—	$—

(1)	Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of comprehensive income data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data at December 31, 2014 and 2013 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data at December 31, 2012, 2011 and 2010 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Results of Operations Data:
Total revenue	$226,983	$213,423	$202,582	$184,339	$141,557
Gross profit	159,852	143,626	142,574	125,490	96,377
Income from operations	28,137	4,767	22,716	23,843	11,251
Net income	39,043	7,096	12,407	14,474	5,231
Net income applicable to common stockholders	$39,043	$7,096	$12,407	$14,474	$5,231
Net income per common share, basic	$0.94	$0.17	$0.30	$0.35	$0.13
Shares used in computing net income per common share (basic)	41,558	40,799	40,927	41,262	41,030
Net income per common share, diluted	$0.93	$0.17	$0.30	$0.34	$0.12
Shares used in computing net income per common share (diluted)	42,156	41,986	41,884	42,537	42,438

	At December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$91,694	$67,924	$42,789	$58,282	$89,487
Short-term investments	—	4,517	13,607	42,574	28,404
Long-term investments	15,975	—	3,000	6,151	6,021
Working capital	146,654	117,874	100,989	136,933	151,938
Total assets	357,526	306,046	297,175	282,647	265,810
Total long-term debt	—	463	1,702	2,573	3,351
Total stockholders' equity	319,994	269,620	259,667	250,855	234,865

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

Overview

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the diagnostics and life sciences industries.  These industries depend on a broad range of tests, called bioassays, to perform diagnostic tests and conduct life science research.  Our xMAP (Multi-Analyte Profiling) technology, an open architecture, multiplexing technology, allows simultaneous analysis of up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres.  xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. Our xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research. In addition to our xMAP technology, our other offerings include our proprietary MultiCode technology, used for real-time PCR (Polymerase Chain Reaction) and multiplexed PCR assays. Our MultiCode assay chemistry is a flexible platform for both real-time PCR and multiplex PCR-based applications. Our MultiCode technology is powered by a base pair (man-made nucleotide pair isoC:isoG in addition to the A:T and G:C nucleotide pairs found in nature) that does not exist in nature, but can be combined with natural base pairs, and incorporated into a wide range of molecular diagnostic applications. The MultiCode base pair is recognized by naturally occurring enzymes and can be used for the specific placement of reporter molecules and to increase the molecular recognition capabilities of hybridization-based assays. The MultiCode base pair enables solutions to complex molecular challenges that were previously not possible with natural nucleic acid alone.

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex employs a two-pronged business model.  We have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology into products that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory. As of December 31, 2014, Luminex had 66 strategic partners, of which 46 have released commercialized reagent-based products utilizing our technology.

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

2014 Highlights

•	Consolidated revenue was $227.0 million for 2014, representing a 6% increase over revenue for 2013.

•	System shipments of 950 multiplexing analyzers, which included 372 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 11,687, up 9% from a year ago.

•	Royalty revenue reflecting over $456 million of royalty bearing end user sales on our technology for the year, a 7% increase in royalty revenue over the prior year.

•	Assay revenue of $87.7 million, an 18% increase over 2013

•	Received FDA clearance to add new clinical targets and additional sample type for use with xTAG® Gastrointestinal Pathogen Panel.

Reimbursement Landscape

Over the past two years, the molecular diagnostic market has experienced what we believe to be a temporary deceleration in the utilization of molecular assays, particularly in the human genetics segment. This deceleration was driven by administrative issues associated with the new molecular diagnostic code system implemented by the Centers for Medicare and Medicaid Services (CMS) in 2013. After implementation of the new molecular diagnostic codes, a number of our laboratory customers experienced Medicare fee schedule reductions, delays in pricing and implementation of key molecular codes, denials of coverage for existing tests and delays in payment for tests performed by some payers, all of which resulted in lower than anticipated testing volumes for our customers and, therefore, decreased assay revenues in 2013. In addition, effective January 1, 2014, CMS began bundling Medicare payment for most clinical laboratory tests into hospital payment rates. As a result, most independent laboratories must now obtain payment from the hospital rather than directly billing Medicare. Despite these changes, based on feedback from our customers regarding the 2014 Medicare Clinical Laboratory Fee Schedule and the reinstatement in 2013 of coverage for Cystic Fibrosis genetic testing, the single largest test that was not being reimbursed, we believe that reimbursement challenges diminished in 2014. However, we may be impacted by future changes to the reimbursement landscape. Commercial payors may adopt coding and bundling requirements that are similar to those made by Medicare. Further, in April 2014, the Protecting Access to Medicare Act (PAMA) was enacted. Beginning in 2016, PAMA requires clinical laboratories to report to CMS the volume of each laboratory test and the price paid by private payors. CMS must set future Medicare fee schedules using weighted medians from these datasets. This requirement could exert downward pressure on Medicare reimbursement, because reimbursement rates for clinical laboratory services of commercial payors are often lower than rates paid by Medicare. We will continue to monitor the reimbursement landscape closely.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past three years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest bulk purchasing partners.  These customers account for more than 75% of our total consumable sales volume.  During 2015, we expect a contraction of approximately $10 million in consumable sales as the result of transient inventory challenges that our largest bulk purchasing partner is experiencing. We expect this lower level of purchasing to continue over the next several years. However, even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales. We believe that our relationship with our largest bulk purchasing partner remains strong and they are continuing to invest in our technology. The royalty stream from our largest bulk purchasing partner has grown steadily, indicating further penetration and use of our technology within their market.

Change in Cash Position

Our cash, cash equivalents and investments increased by approximately $35.3 million for the year ended December 31, 2014 to $107.7 million from $72.4 million at December 31, 2013.  The increase in cash, cash equivalents and investments is primarily attributable to strong operating cash flows of $49.3 million, coupled with $4.7 million in proceeds from our employee stock purchase plan (ESPP) and stock option exercises, which funded our capital expenditures of $17.1 million.

Segment Information

During the fourth quarter of 2014, in conjunction with the appointment of our new CEO, Luminex evaluated its historical reporting segments: the TSP segment and the ARP segment. As a result of this evaluation and based upon how our new Chief Executive Officer as Chief Operating Decision Maker (“CODM”) and our management team collectively is managing our business, we determined that the two former segments have become so integrated and interrelated that they no longer provide an accurate representation of our current business when reported separately. Additionally, we have taken actions to consolidate sales and service functions. Effective with the fourth quarter of 2014, we no longer have two operating segments and, accordingly, will present our business as one operating segment and one reporting unit. Accordingly, prior periods' information has been restated to conform to the current periods' presentation.

Future Operations

We expect our areas of focus over the next twelve months to be:

•
clinical validation and preparation for commercial launch of our ARIES system, the next generation sample-to-answer platform for our MultiCode-RTx technology, including in vitro diagnostic (IVD) assays;

•	development of the next generation multiplex chemistry, including the next generation of our Respiratory Viral Panel line of IVD assays;

•	continued execution of our pharmacogenetic (PGx) strategy;

•	continued execution of our direct sales strategy, including developing the infrastructure necessary to support our sales force and decreasing reliance on our distributors;

•	commercialization, regulatory clearance and market adoption of products, including commercialization of MultiCode analyte specific reagents outside of the United States;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	adoption and use of our platforms and consumables by our customers for testing services;

•	expansion and enhancement of our installed base and our market position within our identified target market segments;

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	continued adoption and development of partner products incorporating Luminex technology through effective partner management.

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

Within the diagnostic portion of our business, we provide systems and certain other hardware to customers through reagent rental agreements under which the customers commit to purchasing minimum quantities of disposable products at a stated price over a defined contract term, which is normally two to three years. All of these reagent rental agreements are operating leases. Instead of rental payments, we recover the cost of providing the system and other hardware in the amount we charge for our diagnostic assays and other disposables. Revenue is recognized over the defined contract term as assays and other disposable products are shipped. The depreciation costs associated with the system and other hardware are charged to cost of sales on a straight-line basis over the estimated life of the system. The costs to maintain these instruments in the field are charged to cost of sales as incurred.

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

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  We evaluate the carrying value of goodwill on a reporting unit level annually, on October 1st of each year, or more frequently if there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  As of October 1, 2014, all of our goodwill related to one reporting unit, our previous ARP segment, for goodwill impairment testing.  As the change to one reporting segment was made after October 1, 2014, we performed our analysis on goodwill under the ARP segment as of October 1, 2014. We have historically estimated the fair value of our ARP segment reporting unit using a discounted cash flow (DCF) analysis (“step one” analysis) of our projected future results or using a more qualitative analysis (“step zero” analysis) under the accounting guidance which allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  In fiscal 2012, we used the "step zero" analysis in our annual impairment analysis for goodwill. In performing the impairment test in the fourth quarter of 2013 and 2014, we used the "step one" analysis. This analysis requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit.  Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions. Our annual test, performed on the first day of the fourth quarter, did not result in an impairment charge for 2014 as the estimated fair value of the ARP segment reporting unit exceeded the carrying value by a significant enough amount that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under our "step one" analysis.

We utilize an income approach based on a DCF analysis to determine fair value estimates, and then use market comparisons as a reasonableness check to ensure that neither the income approach nor the market comparisons yielded significantly different results. The income approach calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate.  Our estimates are based on revenue projections by product line, and include judgment based on historical growth and scheduled product approvals by the various governmental authorities.  We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The most significant assumptions used in the DCF methodology are the discount rate, based upon the estimated weighted average cost of capital (WACC), and the terminal growth rate, based upon strategic studies we commissioned and our own internal analysis.  We used a WACC rate of 14.5% and a terminal growth rate of 2.9% in our 2014 analysis. To determine our WACC rate, we performed a peer company analysis and considered the weighted average return on debt and equity, the updated risk-free interest rate, beta, equity risk premium, and entity specific size risk premium.

Our analysis yielded an estimated fair value in excess of the carrying value by over 25% for 2014. Concurrent with the above analysis, we performed a sensitivity analysis based upon reasonably likely changes to determine if our DCF analysis would result in impairment if the following changes were made to our assumptions:  i) assumed the fair value of the reporting unit was lower by 10% or ii) future revenue was 75% of our projections in the DCF model.  Neither of these sensitivity analyses resulted in an estimated fair value less than the carrying amount of the reporting unit.

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

The GAAP guidance requires recognition of the impact of a tax position in our financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.   Determining the consolidated provision for income taxes involves judgments, estimates and the application of complex tax regulations.  We are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions.  Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by taxing authorities could differ from the recorded income tax liabilities and could result in additional income tax expense having a material impact on our consolidated results of operations.  Changes of estimates in our income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in the change to our estimate become known to us.   We benefit from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2014, and if not renewed under similar terms as in prior years, the result could have a material impact on our financial results.

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

In March 2010, significant reforms to the healthcare system were adopted as law in the U.S. The law includes provisions that, among other things, imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices effective January 1, 2013. Our products which have received FDA approval fall under the government classification and are subject to the excise tax.

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

	Year Ended December 31,
	2014	2013	2012
Revenue	100%	100%	100%
Cost of revenue	30%	33%	30%
Gross profit	70%	67%	70%
Operating expenses:
Research and development expense	19%	21%	21%
Selling, general and administrative expense	36%	41%	36%
Amortization of acquired intangible assets	2%	2%	2%
Restructuring	1%	1%	—%
Total operating expenses	58%	65%	59%
Income from operations	12%	2%	11%
Interest expense from long-term debt	—%	—%	—%
Other income, net	—%	3%	—%
Income taxes	5%	(2)%	(5)%
Net income	17%	3%	6%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,
	2014	2013	Variance	Variance (%)
	(dollars in thousands)
Revenue	$226,983	$213,423	$13,560	6%
Gross profit	$159,852	$143,626	$16,226	11%
Gross margin percentage	70%	67%	3%	N/A
Operating expenses	$131,715	$138,859	$(7,144)	(5)%
Operating income	$28,137	$4,767	$23,370	490%
Net income	$39,043	$7,096	$31,947	450%

Revenue. Total revenue increased to $227.0 million for the year ended December 31, 2014 from $213.4 million in 2013. The increase was primarily attributable to an increase of $13.6 million in assay revenue and $2.5 million in royalty revenue, partially offset by a decrease of $2.6 million in system revenue.  The increase in assay revenue is attributable to growth in both of our primary assay portfolios; infectious disease assays and genetic testing assays, which grew at 18% and 20%, respectively, over the prior year. The increase in royalty revenue was driven by our partners' continued menu expansion and increased utilization of our partners’ assays on our technology.  System revenue decreased from $31.8 million in 2013 to $29.2 million in 2014.  We sold 950 multiplexing analyzers in 2014, which included 372 of our MAGPIX systems, as compared to 1,078 multiplexing analyzers sold in 2013, which included 495 MAGPIX systems, bringing total multiplexing analyzer shipments since inception to 11,687 as of December 31, 2014.  Additionally, system revenue generated in our Brisbane, Australia facility, which was closed in 2014, declined by $1.2 million in 2014 from the prior year.

A breakdown of revenue for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013	Variance	Variance (%)
	(dollars in thousands)
System sales	$29,200	$31,786	$(2,586)	(8)%
Consumable sales	48,300	48,540	(240)	—%
Royalty revenue	39,409	36,950	2,459	7%
Assay revenue	87,653	74,101	13,552	18%
Service revenue	9,377	8,939	438	5%
Other revenue	13,044	13,107	(63)	—%
	$226,983	$213,423	$13,560	6%

We continue to have revenue concentration in a limited number of customers. In 2014, the top five customers, by revenue, accounted for 55% of total revenue up from 54% of total revenue in 2013.  In particular, two customers accounted for 38% of 2014 total revenue (21% and 17%, respectively) up from 34% of 2013 total revenue (18% and 16%, respectively). No other customer accounted for more than 10% of total revenue in 2014 or 2013.

Revenue from the sale of systems and peripheral components decreased 8% to $29.2 million for the year ended December 31, 2014 from $31.8 million for the year ended December 31, 2013, due to the decrease in the total multiplexing analyzer placements. We sold 950 total multiplexing analyzers in 2014 as compared to 1,078 in 2013.  We anticipate that our increased focus on direct sales will drive the placement of reagent rental multiplexing analyzer systems in lieu of multiplexing analyzer system sales to distributors. For the year ended December 31, 2014, five of our partners accounted for 721, or 76%, of total multiplexing analyzers sold.  Five of our partners accounted for 895, or 83%, of total multiplexing analyzers sold for the year ended December 31, 2013.

Consumable sales, comprised of microspheres and sheath fluid, decreased to $48.3 million during 2014 from $48.5 million in 2013.   During the year ended December 31, 2014, we had 68 bulk purchases of consumables totaling approximately $37.6 million (78% of total consumable revenue), ranging from $0.1 million to $4.8 million, as compared with 74 bulk purchases totaling approximately $38.8 million (80% of total consumable revenue), in the year ended December 31, 2013.  The decrease in bulk purchases in 2014 is the primary driver to the decrease in consumable revenue from the prior year and is primarily the result of transient inventory challenges experienced by our largest partner, which is expected to affect consumable sales over the next several years.  Partners who reported royalty bearing sales accounted for $38.3 million, or 79%, of consumable sales for the year ended December 31, 2014 compared to $38.4 million, or 79%, of the total consumable sales for the year ended December 31, 2013.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased 7% to $39.4 million for the year ended December 31, 2014 from $37.0 million for the year ended December 31, 2013.  We believe this is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Total royalty bearing sales on xMAP and MultiCode technology reported to us were $452.6 million and $3.6 million, respectively, for the year ended December 31, 2014 as compared to $443.5 million and $2.9 million, respectively, for the year ended December 31, 2013.

Assay revenue increased 18% to $87.7 million for the year ended December 31, 2014 from $74.1 million for the year ended December 31, 2013. The increase in assay revenue is driven primarily by an increase in both of our primary assay portfolios: infectious disease testing and genetic testing assay products which increased 18% and 20% from 2013, respectively.  Additionally, infectious disease testing and genetic testing assay products represented 67% and 33%, respectively, of total assay revenue in 2014, consistent with 2013. Our top customer, by revenue, accounted for 51% of total assay revenue for the year ended December 31, 2014 compared to 49% for the year ended December 31, 2013. No other customer accounted for more than 10% of total assay revenue during those periods. For the years ended December 31, 2014 and December 31, 2013, direct assay sales comprised 99% and 97% of total assay sales, respectively. Certain genetic testing assay products revenue from our largest customer is under significant pressure from competing technologies and, although timing is uncertain, a loss of a significant portion of that revenue is expected within the next twelve months.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 5% to $9.4 million during 2014 from $8.9 million in 2013.  This increase is attributable to increased penetration of the expanded installed base. At December 31, 2014, we had 1,522 Luminex systems covered under extended service agreements and $4.1 million in deferred revenue related to those contracts. At December 31, 2013, we had 1,516 Luminex systems covered under extended service agreements and $3.8 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments from our development agreement with Merck and revenue from agreements with U.S. government agencies, decreased to $13.0 million for the year ended December 31, 2014 compared to $13.1 million for the year ended December 31, 2013.

Gross Profit. Gross profit increased to $159.9 million for the year ended December 31, 2014, as compared to $143.6 million for the year ended December 31, 2013. Gross margin (gross profit as a percentage of total revenue) was 70% for the year ended December 31, 2014, up from 67% for the year ended December 31, 2013.  Gross margin was higher in 2014 primarily as a result of the inclusion in 2013 of $2.6 million of impairment of inventory related to our restructuring plan focused on our Newborn Screening Group and our Brisbane, Australia office. Additionally, concentration of sales in our higher margin items (assays, consumables and royalties) was higher than in the prior year, representing 77% of revenue for the year ended December 31, 2014 compared to 75% for the year ended December 31, 2013. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense decreased to $43.1 million, or 19% of total revenue, for the year ended December 31, 2014 from $45.0 million, or 21% of total revenue, for the year ended December 31, 2013. The decrease in research and development expense was primarily the result of the savings in materials spending associated with advancement in the ARIES development phases, including transitioning from alpha system builds in the prior year to wrapping up development and preparing for clinical trials in the current year, and the savings realized from our restructuring activities in the prior year.  The focus of our research and development activities has been the development and clinical validation of our next generation sample-to-answer platform for our ARIES system.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, decreased to $82.8 million for the year ended December 31, 2014 from $87.3 million for 2013.  The decrease was primarily attributable to an expense of $7.0 million related to the termination of our molecular diagnostics distribution agreements and our full allowance against all accounts receivable balances related to the bankruptcy of a previous customer totaling $3.9 million each reflected in our 2013 results, partially offset by increased personnel costs due to incremental headcount and increased incentive compensation as well as additional litigation expenditures in 2014. Selling, general and administrative headcount at December 31, 2014 was 290 as compared to 281 at December 31, 2013. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, decreased to 36% in 2014 compared to 41% in 2013.

Restructuring costs. We recorded total pre-tax restructuring charges of $3.1 million in 2014. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $1.2 million, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash loss on disposal of our Brisbane, Australia business, the non-cash impairment of intangible assets, fixed assets, certain employee separation costs and facility exit costs, $1.9 million, was recorded to restructuring costs in our operating expenses. We recorded total pre-tax restructuring charges of $5.0 million in 2013. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $2.6 million, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash impairment of intangible assets, fixed assets and certain employee separation costs, $2.4 million, was recorded to restructuring costs in our operating expenses. As a result of the organizational change, the Company eliminated approximately 5% of its aggregate workforce.

Other Income, net. Other income, net decreased to a loss of $46,000 for the year ended December 31, 2014 from income of $6.7 million for the year ended December 31, 2013. The 2013 amount was due to the liquidation of our minority interest in a private company in 2013, which resulted in a gain of $5.4 million and a reduction in the contingent consideration liability established in connection with the 2012 acquisition of GenturaDx from $1.4 million to $0 during 2013.

Income taxes. Our effective tax rate for the year ended December 31, 2014 was a benefit of 39%, or $11.0 million, as compared to an expense of 38%, or $4.3 million, for the year ended December 31, 2013. The favorable effective tax rate for 2014 reflects an income tax benefit recorded in the fourth quarter resulting from the partial release of the Canadian deferred tax assets valuation allowance, the recognition of benefits in the Netherlands which were generated by the waiver of intercompany debt and restructuring losses related to the Australian entity and the establishment of a tax asset associated with tax paid on intercompany profits. Further release of the Canadian deferred tax assets valuation allowance will be contingent upon future projections of profitability of our Canadian subsidiary.  We will record income tax expense on profits generated in our Canadian subsidiary over the near term and as a result expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

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

Revenue. Total revenue increased to $213.4 million for the year ended December 31, 2013 from $202.6 million in 2012. The increase was primarily attributable to a $5.8 million increase in royalty revenue and $3.9 million in other revenue. The increase in royalty revenue was driven by our partners' continued menu expansion and increased utilization of our partners’ assays on our technology.  The increase in other revenue was driven by our contracts with the U.S. government and our development agreement with Merck. In addition, system revenue increased from $31.1 million in 2012 to $31.8 million in 2013.  We sold 1,078 multiplexing analyzers in 2013, which included 495 of our MAGPIX systems, as compared to 981 multiplexing analyzers sold in 2012, which included 420 MAGPIX systems, bringing total multiplexing analyzer sales since inception to 10,737 as of December 31, 2013.  Also included in system revenue for 2013 were sales of 45 automated punching systems compared to 68 in 2012.

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

Revenue from the sale of systems and peripheral components increased 2% to $31.8 million for the year ended December 31, 2013 from $31.1 million for the year ended December 31, 2012, due to the increase in the total multiplexing analyzer placements from 981 in 2012 to 1,078 in 2013.  For the year ended December 31, 2013, five of our partners accounted for 895, or 83%, of total multiplexing analyzers sold.  Five of our partners accounted for 811, or 83%, of total multiplexing analyzers sold for the year ended December 31, 2012.

Consumable sales, comprised of microspheres and sheath fluid, increased 1% to $48.5 million during 2013 from $48.0 million in 2012.  During the year ended December 31, 2013, we had 74 bulk purchases of consumables totaling approximately $38.8 million (80% of total consumable revenue), ranging from $0.1 million to $4.3 million, as compared with 70 bulk purchases totaling approximately $38.1 million (79% of total consumable revenue), in the year ended December 31, 2012.  The increase in bulk purchases was the primary driver to the increase in consumable revenue from the prior year. Partners who reported royalty bearing sales accounted for $38.4 million, or 79%, of total consumable sales for the year ended December 31, 2013.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased 19% to $37.0 million for the year ended December 31, 2013 from $31.2 million for the year ended December 31, 2012.  We believe this was primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Total royalty bearing sales on xMAP and MultiCode technology reported to us were $443.5 million and $2.9 million, respectively, for the year ended December 31, 2013 as compared to $397.8 million and $4.7 million, respectively, for the year ended December 31, 2012.

Assay revenue decreased 1% to $74.1 million for the year ended December 31, 2013 from $75.0 million for the year ended December 31, 2012. The modest decline in assay revenue was driven primarily by decreased infectious disease assay sales.  Infectious disease testing and genetic testing assays represented 67% and 33%, respectively, of total assay revenue in both 2013 and 2012. For the year ended December 31, 2013, direct assay sales comprised 97% of total assay sales compared to 72% for the year ended December 31, 2012.  In 2013, we focused more resources on our direct sales channels which resulted in less reliance on our distributors. The top customer, by revenue, accounted for 49% of total assay revenue in both 2013 and 2012. No other customer accounted for more than 10% of total assay revenue in 2013. In 2012, before our focus on selling directly to the end user, the second and third largest customers represented 18% and 9%, respectively of total assay revenue.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract, increased 11% to $8.9 million during 2013 from $8.1 million in 2012.  This increase was attributable to increased penetration of the expanded installed base. At December 31, 2013, we had 1,516 Luminex systems covered under extended service agreements and $3.8 million in deferred revenue related to those contracts. At December 31, 2012, we had 1,379 Luminex systems covered under extended service agreements and $3.3 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments from our development agreement with Merck and revenue from agreements with U.S. government agencies, increased 42% to $13.1 million for the year ended December 31, 2013 compared to $9.2 million for the year ended December 31, 2012.  This increase was primarily the result of payments related to minimum purchase obligations and our development agreements with Merck and U.S. government agencies.

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

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $87.3 million for the year ended December 31, 2013 from $72.6 million for 2012.  The increase was primarily attributable to an expense of $7.0 million related to the termination of our molecular diagnostics distribution agreements effective as of the first quarter of 2013, an increase of our allowance for bad debts of $3.9 million related to all of the receivables from a previous customer that filed for Chapter 11 bankruptcy and additional infrastructure and personnel and related expenses focused on our direct sales channels. Selling, general and administrative headcount at December 31, 2013 was 281 as compared to 259 at December 31, 2012. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, increased to 41% in 2013 compared to 36% in 2012.

Restructuring costs. We recorded total pre-tax restructuring charges of $5.0 million in 2013. The portion of these charges that pertained to the non-cash impairment of inventory and certain of the employee separation costs, $2.6 million, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash impairment of intangible assets, fixed assets and certain employee separation costs, $2.4 million, was recorded to restructuring costs in our operating expenses. As a result of the organizational change, the Company eliminated approximately 5% of its workforce.

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

Income taxes. Income tax expense decreased to $4.3 million for the year ended December 31, 2013 from $10.4 million for the year ended December 31, 2012 primarily due to decreased profitability in the U.S. during 2013.  Our effective tax rate for the year ended December 31, 2013 was 38% compared to 46% for the year ended December 31, 2012.  The decrease in our effective tax rate in 2013 was primarily a function of the decrease in the proportion of taxable income attributable to the U.S., an extension of the U.S. federal research and experimentation tax credit in 2013, and an increase in the taxable losses in our foreign jurisdictions for which no income tax benefit is recognized.  Our foreign earnings are generally taxed at lower rates than in the United States.

Liquidity and Capital Resources

	December 31, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$91,694	$67,924
Short-term investments	—	4,517
Long-term investments	15,975	—
	$107,669	$72,441

At December 31, 2014, we held cash, cash equivalents and long-term investments of $107.7 million and had working capital of $146.7 million. At December 31, 2013, we held cash, cash equivalents and short-term investments of $72.4 million and had working capital of $117.9 million.  Cash, cash equivalents and investments increased by $35.2 million during the year ended December 31, 2014.  The increase in cash, cash equivalents and investments from the prior year is primarily attributable to significant operating cash flows, coupled with $4.7 million in proceeds from the Company's employee stock purchase plan and stock option exercises, which funded our capital expenditures of $17.1 million.

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

Cash provided by operations was $49.3 million for the year ended December 31, 2014 as compared with cash provided by operations of $26.9 million for the year ended December 31, 2013.  Cash used in investing activities was $28.5 million for the year ended December 31, 2014 as compared with cash provided by investing activities of $2.7 million for 2013.  The change in cash flows of investing activities was primarily attributable to the $9.5 million in proceeds received from the sale of our minority interest investment in a private company in the prior year and a decrease in the net sales of our available-for-sale securities of $14.6 million. Currently, exclusive of changes in available-for-sale securities, we expect cash used in investing activities to be primarily for purchases of property and equipment, additional cost-method investments and continued strategic investments or acquisitions.

Cash provided by financing activities increased to $3.4 million for the year ended December 31, 2014, from cash used in financing activities of $4.4 million for the year ended December 31, 2013, primarily attributable to a decrease in stock repurchases of $14.6 million, partially offset by decreases of $3.9 million in proceeds from the Company's employee stock purchase plan and stock option exercises and of $2.3 million in excess income tax benefit from employee stock-based awards of in 2014 as compared to 2013.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products, loss of a significant portion of our revenue stream, and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the appointment of our new CEO and his ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2015.

During 2015, we expect a contraction of approximately $10 million in consumable sales as the result of transient inventory challenges that our largest bulk purchasing partner is experiencing. We expect this lower level of purchasing to continue over the next several years. Additionally, certain genetic testing assay products revenue from our largest customer is under significant pressure from competing technologies and, although timing is uncertain, a loss of a significant portion of that revenue is expected within the next twelve months.

One of the short term significant capital requirements is the completion of our current in-process research and development project related to our acquisition of GenturaDx, the foundation of our ARIES System, which is scheduled to be completed with initial commercialization in 2015.  The estimated aggregate cost to complete this project is between $2.0 million and $4.0 million. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected ordinary course liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include: (i) continued collections of accounts receivable consistent with our historical experience, (ii) our ability to manage our inventory levels consistent with past practices, (iii) signing partnership agreements which include significant up front license fees, (iv) our stock repurchase program from time to time and (v) entering into strategic investment or acquisition agreements requiring significant cash consideration.  See also the “Safe Harbor Cautionary Statement” and Item 1A “Risk Factors” above.

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

Debt

In May 2014, the Company repaid all of its outstanding debt. See Note 14 to the Consolidated Financial Statements for a discussion on long-term debt.

Contractual Obligations

As of December 31, 2014, we had approximately $24.2 million in non-cancellable obligations for the next 12 months.  These obligations are included in our estimated cash usage during 2015.  The following table reflects our total current non-cancellable obligations by period as of December 31, 2014 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancellable rental obligations	$24,452	$4,283	$8,122	$7,137	$4,910
Non-cancellable purchase obligations (1)	20,087	18,678	559	450	400
Capital lease obligations	1,015	327	426	262	—
Minimum royalty commitments (2)	207	25	40	29	113
Consulting Agreement with Patrick J. Balthrop, Sr.	233	233	—	—	—
Insurance premiums	636	636	—	—	—
Total (3)	$46,630	$24,182	$9,147	$7,878	$5,423

(1)
Purchase obligations predominantly relate to contractual arrangements in the form of purchase orders primarily as a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met as well as other operating commitments.

(2)	Amounts represent minimum royalties due on net sales of products incorporating licensed technology and subject to a minimum annual royalty payment.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at December 31, 2014, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore, $2.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above.  See Note 13 to the Consolidated Financial Statements for a discussion on income taxes.

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

Recent Accounting Pronouncements

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at December 31, 2014 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of December 31, 2014, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, and Yen. For example, some fixed asset purchases and certain expenses are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, and Renminbi exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $496,000 on foreign currency denominated asset and liability balances as of December 31, 2014. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not currently material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $16,000 was included in determining our consolidated results for the year ended December 31, 2014.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Luminex Corporation

We have audited Luminex Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Luminex Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Luminex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luminex Corporation as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Luminex Corporation and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Luminex Corporation

We have audited the accompanying consolidated balance sheets of Luminex Corporation (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Luminex Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 25, 2015

LUMINEX CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$91,694	$67,924
Short-term investments	—	4,517
Accounts receivable (net of allowance for doubtful accounts of $4,357 and $4,579 at December 31, 2014 and 2013, respectively)	29,095	30,948
Inventories, net	36,616	30,487
Deferred income taxes	12,203	7,265
Prepaids and other	7,412	5,229
Total current assets	177,020	146,370
Property and equipment, net	39,945	32,793
Intangible assets, net	56,382	60,295
Deferred income taxes	15,400	11,913
Long-term investments	15,975	—
Goodwill	49,619	50,738
Other	3,185	3,937
Total assets	$357,526	$306,046
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,841	$10,698
Accrued liabilities	14,118	11,624
Deferred revenue	4,407	4,980
Current portion of long-term debt	—	1,194
Total current liabilities	30,366	28,496
Long-term debt	—	463
Deferred revenue	2,297	2,482
Other	4,869	4,985
Total liabilities	37,532	36,426
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 41,805,962 shares at December 31, 2014; 41,133,653 shares at December 31, 2013	42	41
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	309,424	296,931
Accumulated other comprehensive (loss) income	(744)	419
Retained earnings (accumulated deficit)	11,272	(27,771)
Total stockholders' equity	319,994	269,620
Total liabilities and stockholders' equity	$357,526	$306,046

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$226,983	$213,423	$202,582
Cost of revenue	67,131	69,797	60,008
Gross profit	159,852	143,626	142,574
Operating expenses:
Research and development	43,135	45,041	42,989
Selling, general and administrative	82,785	87,301	72,626
Amortization of acquired intangible assets	3,913	4,099	4,243
Restructuring costs	1,882	2,418	—
Total operating expenses	131,715	138,859	119,858
Income from operations	28,137	4,767	22,716
Interest expense on long-term debt	(6)	(76)	(198)
Other income (expense), net	(46)	6,733	262
Income before income taxes	28,085	11,424	22,780
Income tax benefit (expense)	10,958	(4,328)	(10,373)
Net income	$39,043	$7,096	$12,407
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,146)	(681)	144
Unrealized losses on available-for-sale securities, net of tax	(17)	(1)	(27)
Other comprehensive (loss) income	(1,163)	(682)	117
Comprehensive income	$37,880	$6,414	$12,524
Net income per share, basic	$0.94	$0.17	$0.30
Shares used in computing net income per share, basic	41,558	40,799	40,927
Net income per share, diluted	$0.93	$0.17	$0.30
Shares used in computing net income per share, diluted	42,156	41,986	41,884

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$39,043	$7,096	$12,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,205	15,922	14,364
Stock-based compensation	9,548	9,221	9,915
Deferred income tax (benefit) expense	(8,549)	551	2,699
Excess income tax benefit from employee stock-based awards	(287)	(2,569)	(6,457)
Loss (gain) on sale of assets	181	(5,173)	—
Non-cash restructuring charges	2,836	4,137	—
Other	(347)	(1,209)	1,157
Changes in operating assets and liabilities:
Accounts receivable, net	1,964	2,346	(10,267)
Inventories, net	(7,046)	(3,005)	(5,346)
Other assets	(2,888)	(1,470)	(617)
Accounts payable	841	962	3,286
Accrued liabilities	564	(324)	3,463
Deferred revenue	(814)	417	(321)
Net cash provided by operating activities	49,251	26,902	24,283
Cash flows from investing activities:
Purchases of available-for-sale securities	(18,999)	(10,005)	(14,987)
Sales and maturities of available-for-sale securities	7,509	22,128	47,117
Purchases of property and equipment	(17,078)	(18,088)	(9,767)
Business acquisition consideration, net of cash acquired	—	—	(48,199)
Purchase of cost-method investment	—	—	(1,000)
Proceeds from sale of assets and investments	98	9,598	—
Acquired technology rights	(64)	(930)	(1,592)
Net cash (used in) provided by investing activities	(28,534)	2,703	(28,428)
Cash flows from financing activities:
Payments on debt	(1,621)	(1,105)	(1,025)
Proceeds from employee stock plans and issuance of common stock	4,746	8,677	4,022
Payments for stock repurchases	—	(14,556)	(20,916)
Excess income tax benefit from employee stock-based awards	287	2,569	6,457
Net cash provided by (used in) financing activities	3,412	(4,415)	(11,462)
Effect of foreign currency exchange rate on cash	(359)	(55)	114
Change in cash and cash equivalents	23,770	25,135	(15,493)
Cash and cash equivalents, beginning of year	67,924	42,789	58,282
Cash and cash equivalents, end of year	$91,694	$67,924	$42,789

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance at December 31, 2011	40,968,957	$41	$297,104	$984	$(47,274)	$250,855
Exercise of stock options	486,766	1	3,516	—	—	3,517
Issuances of restricted stock, net of shares withheld for taxes	340,216	—	(3,189)	—	—	(3,189)
Stock compensation	—	—	9,915	—	—	9,915
Repurchase and retirement of common stock	(1,006,303)	(1)	(20,915)	—	—	(20,916)
Issuance of common shares under ESPP	35,296	—	504	—	—	504
Net income	—	—	—	—	12,407	12,407
Tax benefits associated with options	—	—	6,457	—	—	6,457
Foreign currency translation adjustments	—	—	—	144	—	144
Other	—	—	—	(27)	—	(27)
Balance at December 31, 2012	40,824,932	$41	$293,392	$1,101	$(34,867)	$259,667
Exercise of stock options	834,581	1	7,561	—	—	7,562
Issuances of restricted stock, net of shares withheld for taxes	264,555	—	(2,352)	—	—	(2,352)
Stock compensation	—	—	9,214	—	—	9,214
Repurchase and retirement of common stock	(852,483)	(1)	(14,555)	—	—	(14,556)
Issuance of common shares under ESPP	71,226	—	1,102	—	—	1,102
Net income	—	—	—	—	7,096	7,096
Tax benefits associated with options	—	—	2,569	—	—	2,569
Foreign currency translation adjustments	—	—	—	(681)	—	(681)
Other	(9,158)	—	—	(1)	—	(1)
Balance at December 31, 2013	41,133,653	$41	$296,931	$419	$(27,771)	$269,620
Exercise of stock options	346,053	1	3,645	—	—	3,646
Issuances of restricted stock, net of shares withheld for taxes	251,377	—	(2,093)	—	—	(2,093)
Stock compensation	—	—	9,544	—	—	9,544
Issuance of common shares under ESPP	74,879	—	1,110	—	—	1,110
Net income	—	—	—	—	39,043	39,043
Tax benefits associated with options	—	—	287	—	—	287
Foreign currency translation adjustments	—	—	—	(1,146)	—	(1,146)
Other	—	—	—	(17)	—	(17)
Balance at December 31, 2014	41,805,962	$42	$309,424	$(744)	$11,272	$319,994

 See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Luminex Corporation, the “Company” or “Luminex,” develops, manufactures and sells proprietary biological testing technologies and products with applications throughout the life sciences and diagnostics industries.  The Company’s xMAP technology, an open architecture, multiplexing technology, allows the Luminex systems to simultaneously perform up to 500 bioassays from a small sample volume, typically a single drop of fluid, by reading biological tests on the surface of microscopic polystyrene beads called microspheres. xMAP technology combines this miniaturized liquid array bioassay capability with small lasers, LEDs, digital signal processors and proprietary software to create a system offering advantages in speed, precision, flexibility and cost. The Company’s xMAP technology is currently being used within various segments of the life sciences industry which includes the fields of drug discovery and development, and for clinical diagnostics, genetic analysis, bio-defense, food safety and biomedical research.  In addition to the Company's xMAP technology, its other offerings include its proprietary MultiCode technology, used for real-time PCR and multiplexed PCR assays.

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

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates fair value of these investments.   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date.  The fair value of all securities is determined by obtaining non-binding market prices from the Company's third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value.  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Fair Value of Financial Instruments

The fair values of financial instruments are determined by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, cost-method investments, long-term investments, accounts payable and accrued liabilities.  The fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2014 and 2013. See Note 7 for further details concerning fair value measurements.

Supplemental Cash Flow Statement Information (in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash paid during the period for taxes	$1,193	$1,284	$761
Cash paid during the period for interest and penalties	157	124	171
Effect of acquisitions:
Fair value of tangible assets acquired	$—	$—	$1,682
Liabilities assumed	—	—	(1,954)
Cost in excess of fair value of assets acquired	—	—	8,292
Deferred tax assets, net	—	—	2,526
In-process research and development	—	—	40,100
	—	—	50,646
Less accrued contingent consideration	—	—	1,370
Less cash and cash equivalents acquired	—	—	1,077
Net cash paid for business acquisition	$—	$—	$48,199

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

Laboratory Corporation of America (LabCorp) accounted for 21%, 18% and 19% of our total revenues in 2014, 2013 and 2012, respectively.  Thermo Fisher Scientific, Inc. accounted for 17%, 17% and 24% of our total revenues in 2014, 2013 and 2012, respectively.  Bio-Rad Laboratories, Inc. accounted for 7%, 9% and 8% of our total revenues in 2014, 2013 and 2012, respectively.  No other customer accounted for more than 10% of our total revenues in 2014, 2013 or 2012.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  In accordance with Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350), goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise, on a reporting unit level.  As of October 1, 2014, all of the Company's goodwill related to one reporting unit, the Company's previous ARP segment, for goodwill impairment testing.  As the change to one reporting segment was made after October 1, 2014, management performed the analysis on goodwill under the ARP segment as of October 1, 2014. The Company has historically estimated the fair value of our previous ARP segment reporting unit using a discounted cash flow (DCF) analysis (“step one” analysis) of the Company’s projected future results. In 2012, the Company applied the accounting guidance which allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount (“step zero” analysis). In performing the impairment test in the fourth quarter of 2013 and 2014, the Company used the "step one" analysis. This analysis requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit.  Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions. The Company's annual test did not result in an impairment charge in 2014 as the estimated fair value of the ARP segment reporting unit continued to exceed the carrying value by a significant enough amount such that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under our "step one" analysis. No goodwill impairments were recorded in 2014, 2013 or 2012.

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

The Company used the following rates in 2014:

Assumptions	2014
WACC	14.5%
Terminal Growth Rate	2.9%

To determine the Company's WACC rate, management performed a peer company analysis and considered the weighted average return on debt and equity, the updated risk-free interest rate, beta, equity risk premium, and entity specific size risk premium.  The Company's analysis yielded an estimated fair value in excess of the carrying value by over 25% for 2014.

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

Product-Related Expenses

The Company provides for the estimated cost of initial product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.  Shipping and handling costs associated with product sales are included in cost of sales. Advertising costs are charged to operations as incurred.  The Company does not have any direct-response advertising.   Advertising expenses, which include trade shows and conventions, were approximately $2.3 million, $2.6 million and $2.4 million for 2014, 2013 and 2012, respectively, and were included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

Research and Development Costs

Research and development costs are expensed in the period incurred.  Nonrefundable advance payments for research and development activities for materials, equipment, facilities, and purchased intangible assets that have an alternative future use are deferred and capitalized.  The capitalized amounts are expensed as the related goods are delivered or the services are performed.  In addition, the Company capitalizes certain internally developed products used for evaluation during development projects that also have alternative future uses.  These internally developed assets are generally depreciated on a straight-line basis over the useful life of the assets, which range from one to two years.

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

Segment Reporting

During the fourth quarter of 2014, in conjunction with the appointment of our new CEO, the Company evaluated its historical reporting segments: the technology and strategic partnerships (TSP) segment and the assays and related products (ARP) segment. As a result of this evaluation and based upon how the new Chief Executive Officer as Chief Operating Decision Maker (“CODM”) and the Company's management team collectively is managing its business, management determined that the two former segments have become so integrated and interrelated that they no longer provide an accurate representation of the Company's current business when reported separately. Additionally, management has taken actions to consolidate sales and service functions. Effective with the fourth quarter of 2014, the Company no longer has two operating segments and, accordingly, will present the Company's business as one operating segment and one reporting unit. Accordingly, prior periods' information has been restated to conform to the current periods' presentation.  See Note 19 – Segment and Geographic Information.

NOTE 2 — RESTRUCTURING

In August 2013, the Company announced a restructuring plan focused on its Newborn Screening Group and its Brisbane, Australia office where automated punching systems were designed and manufactured. The Company halted development of the newborn screening assay in 2013. In the first quarter of 2014, management determined that it would close the manufacturing facility in Brisbane, Australia and the facility was closed in the third quarter of 2014. The Company reviewed the requirements for held-for-sale and discontinued operations presentation and determined the manufacturing facility in Brisbane, Australia did not meet the altered definition of a discontinued operation under the amended accounting guidance as it was not a strategic shift with a major effect on the Company's operations and finances. Management has applied this new guidance for the facility in Brisbane, Australia.

The Company has recorded pre-tax restructuring charges primarily consisting of the non-cash impairment of inventory, intangible assets, property and equipment, together with employee separation costs. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily included severance pay and other separation costs such as outplacement services and benefits. As a result of the organizational change, the Company eliminated approximately 5% of its aggregate workforce. In conjunction with the restructuring plan, the Company evaluated its tangible and intangible assets for estimated impairment and recorded non-cash impairment charges of $4.1 million in 2013 and a further impairment of $2.8 million in 2014, including a write-down of goodwill of $1.2 million resulting from the disposal of the manufacturing facility in Brisbane, Australia. The Company determined the fair value of the assets based upon prices for similar assets. The amount of goodwill the Company included in the carrying amount of the disposed manufacturing facility in Brisbane, Australia was based upon the relative fair value of that business compared to the portion of the reporting unit that was retained. See Note 9 — Goodwill and Other Intangible Assets. Pretax loss related to the Brisbane, Australia facility was $2.8 million, $3.9 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company measured and accrued the facilities exit costs at fair value upon the Company's exit in the third quarter of 2014. Facilities exit costs primarily consist of cease-use losses recorded upon vacating the facilities.

	Twelve Months Ended December 31,
2013 Restructuring Plan	2014	2013

Non-cash impairment charges:
Inventory	$1,183	$2,326
Property and equipment	494	1,110
Intangible Assets	—	700
Goodwill	1,159	—
Employee separation costs	154	783
Facility exit costs	69	—
Other	41	50
Total charges	$3,100	$4,969
Recorded to cost of revenue	1,218	2,551
Recorded to restructuring costs	$1,882	$2,418

Rollforward of Accrued Restructuring	December 31, 2014	December 31, 2013

Balance at beginning of year	$128	$—
Total charges	3,100	4,969
Non-cash impairment charges	(2,836)	(4,136)
Employee separation payments	(286)	(655)
Facility exit costs	(69)	—
Foreign exchange and other adjustments	(37)	(50)
Balance at end of period	$—	$128

NOTE 3 – BUSINESS COMBINATIONS

2012 Acquisition

On July 11, 2012, the Company completed its acquisition of GenturaDx, Inc., a British Virgin Islands corporation with operations in Hayward, California (GenturaDx). GenturaDx was a molecular diagnostics company in late stage development of a fully integrated, highly automated, real-time polymerase chain reaction (PCR) system that employs a single-use cassette for sample-to-answer workflow. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of GenturaDx in exchange for approximately $49.3 million cash consideration, subject to working capital adjustments, plus (i) $3.0 million in consideration contingent upon achieving certain future development and regulatory milestones by December 31, 2013, (ii) up to $7.0 million in consideration contingent upon achieving certain future development and regulatory milestones by June 30, 2014 and (iii) additional consideration contingent upon acquired products exceeding certain revenue thresholds in each of 2013, 2014 and 2015.  No additional amounts have been paid or are expected to be paid related to the contingent consideration and our original contingent consideration liability estimate of $1.4 million adjusted to $0 in 2013 as a component of other income, net based on changes in the fair value of the liability resulting from changes in the assumptions pertaining to the achievement of the defined milestones and revenue thresholds.

Of the approximately $8.1 million related to the GenturaDx acquisition that was deposited in escrow as security for potential indemnity claims and certain other expressly enumerated matters, approximately $5.0 million remains in escrow as of December 31, 2014. The Company's acquisition of GenturaDx was funded with cash on hand. The results of operations for GenturaDx have been included in the Company’s consolidated financial statements from the date of acquisition.

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

The $40.1 million of intangible assets subject to amortization have been identified as in-process research and development (IPR&D) that had not yet reached technological feasibility as of the acquisition date. Technological feasibility is primarily established by obtaining regulatory approval to perform certain diagnostic testing on the Company's systems. The IPR&D project relates to GenturaDx's diagnostic testing prototype system designed to run sample-to-answer cassettes in clinical settings and the related cassette design. This project, renamed ARIES, is expected to be completed in 2015. The fair value of the IPR&D has been estimated using the multi-period excess earnings method, a form of the income approach and cash flow projections were discounted using a rate of 29.5%, which reflects the risk associated with the intangible asset related to the other assets and the overall business operations of the Company.

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

Acquisition related costs of $4.3 million have been included in selling, general and administrative costs for 2012.  GenturaDx had no revenue and operating loss of $7.9 million from the date of acquisition to December 31, 2012, including the impact of the acquisition costs.  In the fourth quarter of 2012, the Company ceased using the Hayward, California facility, whose operating lease commitment, which ends in August 2015, was acquired under the GenturaDx acquisition in July 2012. The Company accrued a liability based upon the estimated fair value of the costs that will continue to be incurred under the lease, including sublease rental income. The total minimum rentals the Company is expected to receive under the non-cancellable sublease for the Hayward, California facility was approximately $350,000 as of December 31, 2014.

Unaudited Pro Forma Financial Information

GenturaDx’s results of operations have been included in the Company’s financial statements since the date of the acquisition. The unaudited pro forma financial information set forth below assumes that GenturaDx had been acquired at the beginning of 2012, and includes removal of interest expense on GenturaDx’s debt extinguished at the date of acquisition, removal of acquisition costs and the impact of purchase accounting adjustments, and tax adjustments. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of 2012. In addition, the unaudited pro forma financial information is not intended to be a projection of future results and does not reflect any operating efficiencies or cost savings that might be achievable.

Year Ended December 31, 2012
(unaudited, in thousands except per share data)

Revenue	$202,582
Income from operations	16,276
Net income	9,118
Net income per common share, basic	$0.22
Shares used in computing net income per common share, basic	40,927
Net income per common share, diluted	$0.22
Shares used in computing net income per common share, diluted	41,884

NOTE 4 – INVESTMENTS

Available-for-sale securities consisted of the following as of December 31, 2014 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Current:
Money Market funds	$3,569	$—	$—	$3,569
Total current securities	3,569	—	—	3,569
Noncurrent:
Government sponsored debt securities	10,000	—	(11)	9,989
Non-government sponsored debt securities	6,002	—	(16)	5,986
Total noncurrent securities	16,002	—	(27)	15,975
Total available-for-sale securities	$19,571	$—	$(27)	$19,544

Available-for-sale securities consisted of the following as of December 31, 2013 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Current:
Money Market funds	$46,422	$—	$—	$46,422
Non-government sponsored debt securities	4,517	—	—	4,517
Total current securities	50,939	—	—	50,939
Noncurrent:
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$50,939	$—	$—	$50,939

      There were $0 in proceeds from the sales of available-for-sale securities during the years ended December 31, 2014 and 2013.  Realized gains and losses on sales of investments are determined using the specific identification method and are included in other income (expense) in the Consolidated Statement of Comprehensive Income. Net unrealized holding losses on available-for-sale securities are included in accumulated other comprehensive (loss) income as of December 31, 2014. All of the Company's available-for-sale securities with gross unrealized losses as of December 31, 2014 and 2013 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at December 31, 2014, by contractual maturity, was as follows (in thousands):

Estimated Fair Value
Due in one year or less	$—
Due after one year through two years	15,975
$15,975

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

	2014	2013
Accounts receivable	$33,452	$35,527
Less: Allowance for doubtful accounts	(4,357)	(4,579)
	$29,095	$30,948

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2011	$117
Increases charged to costs and expenses	335
Write-offs of uncollectible accounts	(8)
Balance at December 31, 2012	$444
Increases charged to costs and expenses	4,604
Write-offs of uncollectible accounts	(469)
Balance at December 31, 2013	$4,579
Recoveries charged to costs and expenses	(123)
Write-offs of uncollectible accounts	(99)
Balance at December 31, 2014	$4,357

NOTE 6 - INVENTORIES, NET

Inventories consisted of the following at December 31 (in thousands):

	2014	2013
Parts and supplies	$19,354	$19,002
Work-in-progress	8,687	4,747
Finished goods	8,575	6,738
	$36,616	$30,487

The Company has non-cancellable purchase commitments with certain of its component suppliers in the amount of approximately $20.1 million at December 31, 2014. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2 or Level 3 measurements for the year ended December 31, 2014.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$3,569	$—	$—	$3,569
Government sponsored debt securities	—	9,989	—	9,989
Non-government sponsored debt securities	—	5,986	—	5,986

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$46,422	$—	$—	$46,422
Non-government sponsored debt securities	—	4,517	—	4,517

The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company determines the fair value of the contingent consideration based primarily on the timing and probability of success of clinical events or regulatory approvals, the timing and probability of success of meeting commercial milestones, such as sales levels of a specific product, and discount rates. The contingent consideration liability arose in connection with the GenturaDx acquisition. The Company re-evaluates its assumptions for its contingent consideration fair value determinations each quarter. Changes to the fair value of contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood of or timing of achieving any development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval. As a result of changes in assumptions surrounding the probability of success of meeting the timing of commercial milestones contemplated in the GenturaDx acquisition agreement, the Company adjusted the contingent consideration liability related to the GenturaDx acquisition to $0 in 2013. The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration expense recorded in any given period.

Changes in the recurring fair value measurements of financial assets and liabilities using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Beginning balance	$—	$1,370
Contingent consideration recorded at acquisition	—	—
Fair value adjustments	—	(1,370)
Ending balance	$—	$—

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2014	2013
Laboratory equipment	$33,137	$27,519
Leasehold improvements	26,119	22,881
Computer equipment	7,659	7,415
Purchased software	20,440	18,843
Furniture and fixtures	4,754	4,903
Assets on loan/rental	5,229	4,027
Capital lease equipment	1,321	116
	98,659	85,704
Less: Accumulated depreciation	(58,714)	(52,911)
	$39,945	$32,793

Depreciation expense was $8.9 million, $10.2 million, and $8.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

On July 11, 2012, the Company completed the acquisition of GenturaDx.  As a result, the Company recorded approximately $8.3 million of goodwill and approximately $40.1 million of other identifiable intangible assets.  This goodwill is not expected to be deductible for tax purposes. The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	2014	2013
Balance at beginning of year	$50,738	$51,128
Allocation in disposal of Brisbane, Australia business (See Note 2)	(1,159)	—
Foreign currency translation adjustments	40	(390)
Balance at end of year	$49,619	$50,738

The current in process research and development project is scheduled to be completed in 2015. The estimated costs to complete this project are between $2.0 million and $4.0 million.

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2013
Balance at December 31, 2012	$30,030	$7,986	$1,941	$40,627	$80,584
Write-off/Impairment	(214)	(7)	(20)	(454)	(695)
Foreign currency translation adjustments	(140)	(27)	(41)	(73)	(281)
Balance at December 31, 2013	29,676	7,952	1,880	40,100	79,608
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2012	(13,193)	(1,560)	(613)	—	(15,366)
Amortization expense	(3,172)	(787)	(140)	—	(4,099)
Foreign currency translation adjustments	93	21	38	—	152
Accumulated amortization balance at December 31, 2013	(16,272)	(2,326)	(715)	—	(19,313)
Net balance at December 31, 2013	$13,404	$5,626	$1,165	$40,100	$60,295
Weighted average life (in years)	10	11	9

2014
Balance at December 31, 2013	$29,676	$7,952	$1,880	$40,100	$79,608
Foreign currency translation adjustments	28	6	10	—	44
Balance at December 31, 2014	29,704	7,958	1,890	40,100	79,652
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2013	(16,272)	(2,326)	(715)	—	(19,313)
Amortization expense	(3,025)	(753)	(135)	—	(3,913)
Foreign currency translation adjustments	(28)	(6)	(10)	—	(44)
Accumulated amortization balance at December 31, 2014	(19,325)	(3,085)	(860)	—	(23,270)
Net balance at December 31, 2014	$10,379	$4,873	$1,030	$40,100	$56,382
Weighted average life (in years)	10	11	11

The estimated aggregate amortization expense for the next five years and thereafter is as follows (in thousands):

2015	$3,232
2016	3,100
2017	2,144
2018	1,954
2019	1,954
Thereafter	3,898
16,282
IPR&D	40,100
$56,382

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

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax (in thousands):

	Foreign Currency Items	Available for Sale Investments	Accumulated Other Comprehensive Income Items
Beginning balance, December 31, 2013	$419	$—	$419
Other comprehensive loss before reclassifications	(1,146)	(10)	(1,156)
Amounts reclassified from accumulated other comprehensive loss	—	(7)	(7)
Net current-period other comprehensive loss	(1,146)	(17)	(1,163)
Ending balance, December 31, 2014	$(727)	$(17)	$(744)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive (loss) income (in thousands):

	Twelve Months Ended December 31, 2014
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(1,146)	$—	$(1,146)
Unrealized (losses) gains on available-for-sale investments	(27)	10	(17)
Other comprehensive (loss) income	$(1,173)	$10	$(1,163)

NOTE 11 – OTHER ASSETS

Other assets consisted of the following at December 31 (in thousands):

	2014	2013
Purchased technology rights (net of accumulated amortization of $3,392 and $3,965 in 2014 and 2013, respectively)	$1,543	$2,943
Cost-method investments	1,000	1,000
Other	642	959
	3,185	4,902
Less: Current portion	—	(965)
	$3,185	$3,937

For the years ended December 31, 2014 and 2013, the Company recognized amortization expense related to the amortization of purchased technology rights of approximately $1,410,000 and $1,639,000, respectively.  Future amortization expense is estimated to be $392,000 in 2015, $166,000 in 2016, $148,000 in 2017, $102,000 in 2018, $90,000 in 2019 and $645,000 thereafter.

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

NOTE 12 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31 (in thousands):

	2014	2013
Compensation and employee benefits	$9,960	$6,619
Income and other taxes	870	1,314
Warranty costs	488	721
Other	2,800	2,970
	$14,118	$11,624

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2011	$681
Warranty expenses	(1,119)
Accrual for warranty costs	1,041
Accrued warranty costs at December 31, 2012	603
Warranty expenses	(1,150)
Accrual for warranty costs	1,268
Accrued warranty costs at December 31, 2013	721
Warranty expenses	(914)
Accrual for warranty costs	681
Accrued warranty costs at December 31, 2014	$488

NOTE 13 - INCOME TAXES

The components of income before income taxes for the years ended December 31 are as follows (in thousands):

	2014	2013	2012
Domestic	$12,762	$20,301	$28,241
Foreign	15,323	(8,877)	(5,461)
Total	$28,085	$11,424	$22,780

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2014	2013	2012
Current:
Federal	$2,191	$4,024	$4,158
Foreign	(1,833)	406	(129)
State	305	720	928
Total current	$663	$5,150	$4,957
Deferred:
Federal	(2,471)	(381)	3,945
Foreign	(10,329)	(1)	1,179
State	1,179	(440)	292
Total deferred	(11,621)	(822)	5,416
Total (benefit) provision for income taxes	$(10,958)	$4,328	$10,373

The provision for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended December 31,
	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.9%	0.3%	3.9%
Permanent items	(1.9)%	(4.6)%	2.0%
Effect of foreign operations	(3.0)%	3.1%	0.5%
Research and incentive tax credit generated	(9.5)%	(43.0)%	(7.1)%
Valuation allowance	(39.5)%	42.6%	11.6%
Income tax reserves	(0.4)%	4.9%	0.1%
Deferred charge	(9.1)%	0.0%	0.0%
Worthless stock deduction	(6.2)%	0.0%	0.0%
Nontaxable cancellation of debt	(10.7)%	0.0%	0.0%
Other	1.4%	(0.4)%	(0.5)%
	(39.0)%	37.9%	45.5%

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

	2014	2013
Deferred tax assets:
Current deferred tax assets
Accrued liabilities and other	$12,220	$7,114
Deferred revenue	1,674	1,820
Gross current deferred tax assets	13,894	8,934
Valuation allowance	(691)	(792)
Net current deferred tax assets	13,203	8,142
Noncurrent deferred tax assets
Net operating loss and credit carryforwards	47,597	68,973
Deferred revenue	867	927
Depreciation and amortization	8,099	7,899
Stock compensation	5,231	4,871
Gross noncurrent deferred tax assets	61,794	82,670
Valuation allowance	(24,321)	(49,294)
Net noncurrent deferred tax assets	$37,473	$33,376
Deferred tax liabilities:
Current deferred tax liabilities
Accrued liabilities and other	$(1,000)	$(877)
Total current deferred tax liabilities	(1,000)	(877)
Net current deferred tax asset	12,203	7,265
Noncurrent deferred tax liabilities
Depreciation and amortization	(21,097)	(19,788)
Stock compensation	(50)	(53)
Acquired intangibles	(927)	(1,622)
Total noncurrent deferred tax liabilities	(22,074)	(21,463)
Net noncurrent deferred tax asset	15,399	11,913
Net deferred tax assets	$27,602	$19,178

Under ASC 740, the Company can only recognize a deferred tax asset to the extent that it is “more likely than not” that these assets will be realized. In evaluating the need for a valuation allowance, all available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. The Company has established a valuation allowance against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets. The valuation allowance decreased approximately $25.1 million in 2014 from 2013 primarily due to our Canadian subsidiary which recorded a partial release to valuation allowances on its net deferred tax assets. Based on our recent history of generating income in Canada and our expectation to continue to generate future income in Canada for the next several years, we determined that it was more likely than not that a portion of Canadian deferred tax assets would be realized.

At December 31, 2014, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $71.4 million, $49.7 million, and $8.5 million respectively. These losses expire beginning in 2015, except for $1.3 million of losses that have unlimited carryforward periods. Approximately $19.5 million of the federal net operating loss carryforward is attributable to excess employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. Federal and state net operating losses of approximately $51.9 million and $49.7 million, respectively, were acquired as part of the acquisitions of U.S. companies. These acquired net operating losses are subject to annual limitations due to the "change of ownership" provisions of Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The Company has federal, state, and foreign credit carryforwards of approximately $10.7 million, $2.2 million, and $12.8 million, respectively. These credits begin to expire in 2018, except for approximately $4.0 million which have an indefinite carryforward period. Approximately $7.0 million of the federal credits are attributable to excess employee stock option deductions, the benefit of which has been allocated to additional paid-in capital rather than current earnings when realized. State credits of approximately $1.1 million were acquired as part of the acquisition of GenturaDx in 2012 and are subject to annual limitations due to the "change of ownership" provisions of Section 382 of the Internal Revenue Code of 1986 and similar California state tax provisions. In addition, the Company has a gross scientific research and experimental development pool in Canada of approximately $54.0 million which has an indefinite carryforward period.

Undistributed earnings of the Company's foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  The cumulative amount of undistributed earnings of the Company's non-US subsidiaries was approximately $1.3 million at December 31, 2014, $0.9 million at December 31, 2013, and $1.2 million at December 31, 2012.  Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable at this time because such liability, if any, is dependent upon circumstances existing if and when remittance occurs.

In the fourth quarter of 2014, the Company recognized an income tax benefit of approximately $3.0 million to record deferred charges related to intercompany profits on sales of assets for which the assets had not been disposed of as of December 31, 2014.  Taxes due and paid on such intercompany profits are required to be recognized as a prepaid expense tax until the assets are sold to a third party. Approximately $2.5 million of this income tax benefit is attributable to years prior to 2014. The Company has concluded that the correction of the error of the prior period amounts is not material to any previously reported periods.

As of both December 31, 2014 and December 31, 2013, the Company had recorded gross unrecognized tax benefits of approximately $2.3 million.  All of the unrecognized tax benefits as of December 31, 2014, if recognized, would impact the effective tax rate.  The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense.  During the years ended December 31, 2014 and 2013, the Company recognized approximately $31,900 and $14,000 in tax related interest and penalties, respectively.  Reserves for interest and penalties as of December 31, 2014 and 2013 are not significant as the Company has net operating loss carryovers.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2014	2013
Balance at beginning of year	$2,333	$1,760
Additions based on tax positions related to the current year	156	335
Additions for tax positions of prior years	58	238
Reductions for tax positions of prior years	(131)	—
Lapse of statute of limitations	(98)	—
Balance at end of year	$2,318	$2,333

As of December 31, 2014, there were no unrecognized tax benefits that the Company expects would change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations.  In the United States and Canada, the statute of limitations with respect to the federal income tax returns for tax years after 2010 are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2010 tax year and make adjustments to these net operating loss carryforwards.  There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. We are currently under audit in Canada for the Company’s scientific research and experimental development pool claims for the 2011 tax year. Although we do not expect a material adjustment, the outcome of the audit is not known at this time.  We are not under audit in any other major taxing jurisdictions at this time.

NOTE 14 - LONG-TERM DEBT

On December 31, 2013, long-term debt consisted of a loan payable to Technology Partnerships Canada in the amount of $1.6 million.

In May 2014, the Company repaid all of its outstanding debt. In 2014 and 2013, the Company had imputed interest expense related to its long-term debt of $6,000 and $48,000, respectively.  The effective interest rate was 3.90% as of December 31, 2013.  At December 31, 2013, the fair value of the Company’s long-term debt was approximately $1.5 million.  The Company’s long-term debt was classified as a Level 3 instrument.

NOTE 15 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$39,043	$7,096	$12,407
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	41,558	40,799	40,927
Effect of dilutive securities:
Stock options and awards	598	1,187	957
Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,156	41,986	41,884
Basic net income per share	$0.94	$0.17	$0.30
Diluted net income per share	$0.93	$0.17	$0.30

Restricted stock awards (RSAs) and stock options to acquire 442,000, 381,000, and 364,000 shares for the years ended December 31, 2014, 2013 and 2012, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

NOTE 16 - STOCKHOLDERS' EQUITY, EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders.  At December 31, 2014 and 2013, there was no preferred stock issued and outstanding.

Stock-Based Compensation

At December 31, 2014, the Company has one stock-based employee compensation plan pursuant to which grants may be made: the Second Amended and Restated 2006 Equity Incentive Plan (the “Equity Incentive Plan”) which was approved at the Company’s Annual Meeting on May 25, 2006 and amended at the Company’s Annual Meetings on each of May 21, 2009 and May 17, 2012.  No further grants shall be made pursuant to the 2000 Long-Term Incentive Plan (the “2000 Plan”), the 2001 Broad-Based Stock Option Plan (the “2001 Plan”) or the 2006 Management Stock Purchase Plan (the “MSPP”), which was terminated effective March 7, 2012. In addition, at December 31, 2014, the Company has one plan pursuant to which discount purchases may be made by the participants in such plan: the Luminex Corporation Employee Stock Purchase Plan (the "ESPP"), which was approved at the Company's Annual Meeting on May 17, 2012.

Equity Incentive Plans

Under the Company’s Equity Incentive Plan and the 2000 Plan, certain employees, consultants and non-employee directors have been granted RSAs, restricted share units (RSUs) and options to purchase shares of common stock.  The options, RSAs, and RSUs generally vest in installments over a three to five year period, and the options expire either five or ten years after the date of grant.  Under the Equity Incentive Plan, certain employees, directors of, and consultants to the Company are eligible to be granted RSAs, RSUs, and options to purchase common stock. The ESPP provides for the granting of rights to certain employees of the Company to defer an elected percentage, up to 15%, of their base salary through the purchase of the Company's common stock, discounted by 15%. As of December 31, 2014, there were approximately 2.6 million shares authorized for future issuance under the Company’s Equity Incentive Plan and approximately 319,000 shares eligible for purchase pursuant to the terms and conditions of the ESPP as more fully described below.

The Equity Incentive Plan, the ESPP and the 2000 Plan are administered by the Compensation Committee of the Board of Directors.  The Compensation Committee has the authority to determine the terms and conditions under which awards will be granted from the Equity Incentive Plan, including the number of shares, vesting schedule and term, as applicable. Any option award exercise prices, as set forth in the Equity Incentive Plan, will be equal to the fair market value on the date of grant.  Under certain circumstances, the Company may repurchase previously granted RSAs and RSUs.

On March 25, 2011, March 7, 2012 and March 19, 2013 the Compensation Committee of the Board adopted the Luminex Corporation 2011 Long Term Incentive Plan (the “2011 LTIP”), the Luminex Corporation 2012 Long Term Incentive Plan (the "2012 LTIP"), and the 2013 Long Term Incentive Plan (the "2013 LTIP"), respectively.  Awards under all of the LTIP plans were granted by the Compensation Committee in the form of RSUs and are to be treated as Performance Awards under the Equity Incentive Plan.  Grants of RSUs under the LTIP plans shall initially be unvested and represent the maximum amount of shares that participants may receive under the plan, assuming achievement of the maximum level of performance goals established for the grant, and subject to adjustment for certain transactions and other extraordinary or non-recurring events that may affect Luminex or its financial performance.

On March 25, 2011, the Company’s former chief executive officer (CEO) was granted an award for an unvested RSU under the 2011 LTIP for up to $2,200,000 worth of shares (grant date fair value) of Luminex common stock, and the Company’s chief financial officer (CFO) was granted an award for an unvested RSU under the 2011 LTIP for up to $825,000 worth of shares (grant date fair value) of Luminex common stock.  The actual maximum number of shares of 119,304 shares and 44,740 shares for the former CEO and CFO, respectively, was determined on March 25, 2011, based upon the closing price of the stock on that date.  Performance goals under the grants are based on the following components, with the following weights given to each: 50% on the trading price of Luminex common stock at the end of the performance period and 50% on Luminex’s total income from operations per diluted share at the end of the performance period.

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

•
Partial or complete achievement of the income from operations goal is dependent upon the total income from operations per diluted share for the year ended December 31, 2013, as further described in the 2011 LTIP. Total income from operations means Luminex’s income from operations as reflected on the Company’s Consolidated Statement of Comprehensive Operations for the year ended December 31, 2013, as further described in the 2011 LTIP. There is a range of targets as follows: a minimum threshold of $0.73 per share, a target of $0.81 per share, and a maximum goal of $1.19 per share. The final determination and certification of the shares earned for this goal was made by the Compensation Committee of the Board of Directors on February 26, 2014 resulting in no shares earned for this goal under the 2011 LTIP.

On March 7, 2012, the Company’s former CEO was granted an award for an unvested RSU under the 2012 LTIP for up to $2,200,000 worth of shares (grant date fair value) of Luminex common stock, and the Company’s CFO was granted an award for an unvested RSU under the 2012 LTIP for up to $550,000 worth of shares (grant date fair value) of Luminex common stock.  The actual maximum number of shares of 98,434 shares and 24,608 shares for the former CEO and CFO, respectively, was determined on March 7, 2012, based upon the closing price of the stock on that date.  Performance goals under the grants are based on the following components, with the following weights given to each: 50% on the trading price of Luminex common stock at the end of the performance period and 50% on Luminex’s total income from operations at the end of the performance period.

The 2012 LTIP performance goals are as described below:

•
Partial or complete achievement of the trading price goal is dependent upon the average closing price of Luminex’s common stock for the twenty consecutive trading days ending December 31, 2014, inclusive, subject to certain adjustments as described in the 2012 LTIP. There is a range of trading price targets as follows: a minimum threshold of $29.29 per share, a target of $32.54 per share, and a maximum goal of $39.75 per share. No shares were earned for this goal under the 2012 LTIP.

•
Partial or complete achievement of the total income from operations goal is dependent upon the total income from operations for the year ended December 31, 2014, as further described in the 2012 LTIP. Total income from operations means Luminex’s income from operations as reflected on the Company’s Consolidated Statement of Comprehensive Operations for the year ended December 31, 2014, as further described in the 2012 LTIP. There is a range of targets as follows: a minimum threshold of $58,663,000, a target of $67,286,000, and a maximum goal of $85,831,000. The final determination and certification of the shares earned for this goal will be made by the Compensation Committee of the Board of Directors after the filing of this Annual Report on From 10-K, but we expect no shares will be earned for this goal under the 2012 LTIP.

On March 19, 2013, the Company’s former CEO was granted an award for an unvested RSU under the 2013 LTIP for up to $1,200,000 worth of shares (grant date fair value) of Luminex common stock, and the Company’s CFO was granted an award for an unvested RSU under the 2013 LTIP for up to $300,000 worth of shares (grant date fair value) of Luminex common stock.  The actual maximum number of shares of 71,727 shares and 17,931 shares for the former CEO and CFO, respectively, was determined on March 19, 2013, based upon the closing price of the stock on that date.  The performance goal under the grants is based on Luminex’s fully diluted earnings per share at the end of the performance period (Adjusted EPS Goal). Partial or complete achievement of the Adjusted EPS Goal is dependent upon Luminex's fully diluted earnings per share for the year ended December 31, 2015, as further described in the 2013 LTIP. There is a range of targets as follows: a minimum threshold of $1.06 per share, a target of $1.18 per share, and a maximum goal of $1.36 per share.

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

Accounting for Stock Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and market value on the date of grant for RSAs.  The fair values of stock and stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants.

In accordance with ASC 718 the Company evaluates the assumptions used in the Black-Scholes model at each grant date using a consistent methodology for computing expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility. The expected life is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options.  The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.  The assumptions used are summarized in the following table:

	2014	2013	2012
Dividend yield	—%	—%	—%
Expected volatility	0.5	0.5	0.5
Risk-free rate of return	1.8%	1.2%	1.2%
Expected life	7 years	7 years	7 years
Weighted average fair value at grant date	$10.75	$8.79	$7.78
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

The Company’s stock option activity for the years ended December 31, 2012, 2013 and 2014 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	2,020	$10.19
Granted	160	22.53
Exercised	(487)	7.22
Cancelled or expired	(17)	20.37
Outstanding at December 31, 2012	1,676	$12.13
Granted	159	17.24
Exercised	(835)	9.06
Cancelled or expired	(33)	19.80
Outstanding at December 31, 2013	967	$15.35
Granted	250	21.10
Exercised	(348)	10.59
Cancelled or expired	(44)	20.17
Outstanding at December 31, 2014	825	$18.84	6.06	$1,047
Vested at December 31, 2014 and expected to vest	817	$18.82	6.05	$1,046
Exercisable at December 31, 2014	445	$17.57	5.12	$910

During the years ended December 31, 2014, 2013 and 2012, the total exercise intrinsic value of stock options exercised was $2.8 million, $8.7 million and $6.9 million, respectively, and the total fair value of stock options that vested was $2.4 million, $2.5 million and $2.0 million, respectively.  Exercise intrinsic value represents the difference between the market value of the Company's common stock at the time of exercise and the price paid by the employee to exercise the options. The Company had $3.2 million of total unrecognized compensation costs related to stock options at December 31, 2014 that are expected to be recognized over a weighted-average period of 2.8 years.

The Company’s restricted share activity for the years ended December 31, 2012, 2013 and 2014 is as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2011	903	$17.13
Granted	329	22.50
Vested	(339)	16.75
Cancelled or expired	(75)	18.59
Non-vested at December 31, 2012	818	$19.32
Granted	354	17.28
Vested	(267)	18.83
Cancelled or expired	(79)	19.15
Non-vested at December 31, 2013	826	$18.62
Granted	637	20.21
Vested	(286)	18.09
Cancelled or expired	(78)	19.27
Non-vested at December 31, 2014	1,098	$19.63

Restricted Stock Units	Shares (in thousands)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2011	827
Granted	246
Vested	(80)
Cancelled or expired	(118)
Non-vested at December 31, 2012	875
Granted	199
Vested	(79)
Cancelled or expired	(162)
Non-vested at December 31, 2013	833
Granted	139
Vested	(74)
Cancelled or expired	(241)
Non-vested at December 31, 2014	658	1.58	$12,336
Vested at December 31, 2014 and expected to vest	376	1.56	$6,312
Exercisable at December 31, 2014	40	0.00	$741

As of December 31, 2014, there was $22.3 million of unrecognized compensation cost related to RSAs and RSUs.  That cost is expected to be recognized over a weighted average-period of 2.6 years.  The total fair value of restricted shares vested during the year ended December 31, 2014, 2013 and 2012 was $6.5 million, $7.2 million, and $8.3 million, respectively.

RSAs and RSUs may be granted at the discretion of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2014, the Company awarded 637,184 shares of restricted stock awards, which had a fair value at the date of grant ranging from $16.82–$21.10. During the year ended December 31, 2013, the Company awarded 353,537 shares of restricted stock awards, which had a fair value at the date of grant ranging from $16.18–$18.11. During the year ended December 31, 2012, the Company awarded 329,096 shares of restricted stock awards, which had a fair value at the date of grant ranging from $17.26–$22.71.  During the year ended December 31, 2014, the Company awarded 139,417 shares of restricted stock units, which had a fair value at the date of grant ranging from $17.91–$20.14.  During the year ended December 31, 2013, the Company awarded 199,051 shares of restricted stock units, which had a fair value at the date of grant ranging from $16.73–$20.51.  During the year ended December 31, 2012, the Company awarded 246,205 shares of restricted stock units, which had a fair value at the date of grant ranging from $16.16–$23.82. Compensation under these restricted stock awards and units was charged to expense over the restriction period and amounted to $8.1 million, $7.5 million, and $8.4 million in 2014, 2013 and 2012, respectively.

There were no significant stock compensation costs capitalized into assets as of December 31, 2014, 2013 or 2012.

The Company received $3.7 million, $7.6 million, and $3.5 million for the exercise of stock options during the years ended December 31, 2014, 2013 and 2012, respectively.  Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan, 2000 Plan and 2001 Plan from reserves upon the exercise of stock options and vesting of RSAs.

Employee Savings Plans and Other Benefit Plans

Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code for the Company’s employees in the United States. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2014, 2013 and 2012, each employee could contribute a percentage of compensation up to a maximum of $17,500, $17,500, and $17,000 per year, respectively, with the Company matching 50% of each employee’s contributions.  Effective January 1, 2010, the Company began contributing to a deferred profit sharing plan for its Canadian employees.  All Canadian employees are eligible to participate in the plan.  The Company’s contributions to these plans for 2014, 2013 and 2012 were $2.5 million, $2.4 million, and $2.1 million, respectively.

Several of the Company’s Netherlands employees are covered by a defined benefit plan.  The cost and total liability to the Company is not significant.  Effective January 1, 2011, all of the Company’s new hires in the Netherlands are eligible to participate in a defined contribution plan.

Employee Stock Purchase Plan

In May 2012, the Company's stockholders approved the ESPP, which provides for the granting of up to 500,000 shares of the Company's common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company's common stock at 85% of the lesser of (i) the closing market value per share of the common stock on the first trading date of the option period or (ii) the closing market value per share of the common stock on the last trading date of the option period. The first plan option period began on July 1, 2012. As of December 31, 2014, 2013 and 2012, 181,401 shares, 106,522 shares and 35,296 shares, respectively had been issued out of the ESPP. The related stock-based compensation expense was $0.4 million, $0.4 million and $0.2 million for 2014, 2013 and 2012, respectively.

The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

2014
Assumptions:
Risk-free interest rates	0.07% to 0.09%
Expected life	0.5 years
Expected volatility	0.49
Dividend yield	—%

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of comprehensive income (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$981	$856	$947
Research and development	2,573	2,553	2,034
Selling, general and administrative	5,994	5,812	6,934
Stock-based compensation costs reflected in net income	$9,548	$9,221	$9,915

Reserved Shares of Common Stock

At December 31, 2014 and 2013, the Company had reserved 4,790,386 and 6,034,452 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, RSUs, purchase of common stock pursuant to the ESPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summarizes the reserved shares by plan as of December 31, 2014:

	Options Outstanding	Shares Available for Future Issuance	Total Shares Reserved
2000 Plan	15,000	—	15,000
Equity Incentive Plan	1,870,592	2,586,195	4,456,787
ESPP	—	318,599	318,599
	1,885,592	2,904,794	4,790,386

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company has operating leases related primarily to its office and manufacturing facilities with original lease periods of up to ten years. Rental and lease expense for these operating leases for the years 2014, 2013 and 2012 totaled approximately $4.5 million, $5.1 million, and $5.5 million, respectively.

In the fourth quarter of 2012, the Company ceased using the Hayward, California facility, whose operating lease commitment was acquired under the GenturaDx acquisition in July 2012. The Company has accrued a liability based upon the estimated fair value of the costs that will continue to be incurred under the lease, including an estimate of sublease rental income.
Minimum annual lease commitments as of December 31, 2014 under non-cancellable leases for each of the next five years and in the aggregate were as follows (in thousands):

2015	$3,744
2016	3,808
2017	3,608
2018	3,493
2019	3,460
Thereafter	4,910
Total	$23,023

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

Non-Cancellable Purchase Commitments

As of December 31, 2014 the Company had approximately $20.1 million in purchase commitments primarily with several of its inventory suppliers as well as other operating commitments. Certain of our supply agreements require purchase and delivery of minimum amounts of components through 2018, and purchases under these arrangements were $2.4 million, $1.8 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

On November 1, 2013 Irori Technologies, Inc. filed a complaint against the Company in U.S. District Court in the Southern District of California, alleging infringement of its U.S. Patent numbers 6,372,428, 6,416,714, and 6,352,854 resulting from the Company’s sale of its xMAP and xTAG based products.  The complaint seeks unspecified monetary damages and injunctive relief. The Company filed a motion to dismiss on January 9, 2014.  Irori filed its response to our motion to dismiss on February 7, 2014.  The matter is currently before the court.  On December 11, 2014, the USPTO's Patent Trial and Appeal Board instituted review on all five inter partes review petitions that Luminex filed.  Irori’s responses to the petitions are due February 26, 2015, and oral argument (if requested by either party) is scheduled for August 5, 2015.

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

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION

During the fourth quarter of 2014, in conjunction with the appointment of our new CEO, the Company evaluated its historical reporting segments: the technology and strategic partnerships (TSP) segment and the assays and related products (ARP) segment. As a result of this evaluation and based upon how the new Chief Executive Officer as Chief Operating Decision Maker (“CODM”) and the Company's management team collectively is managing its business, management determined that the two former segments have become so integrated and interrelated that they no longer provide an accurate representation of the Company's current business when reported separately. Additionally, management has taken actions to consolidate sales and service functions. Effective with the fourth quarter of 2014, the Company no longer has two operating segments and, accordingly, will present the Company's business as one operating segment and one reporting unit. Accordingly, prior periods' information has been restated to conform to the current periods' presentation.

The table below provides information regarding product revenues and property and equipment, net from the Company’s sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	Sales to Customers			Property and Equipment, net
	2014	2013	2012	2014	2013	2012
Domestic	$187,945	$178,276	$167,924	$36,826	$30,847	$23,421
Foreign:
Europe	17,819	16,690	17,376	1,093	1,013	1,433
Asia	14,863	12,287	10,877	261	234	212
Canada	3,664	3,025	3,753	1,746	640	888
Other	2,692	3,145	2,652	19	59	275
	$226,983	$213,423	$202,582	$39,945	$32,793	$26,229

The Company's aggregate foreign currency transaction losses of $16,000, $385,000 and $215,000 were included in determining the consolidated results for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 20 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 21 - SELECTED QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$56,561	$55,632	$56,684	$58,106
Gross profit	39,954	38,147	39,010	42,741
Income from operations	8,185	4,771	4,996	10,185
Net income (1)	5,966	4,725	5,550	22,802
Basic income per common share	0.14	0.11	0.13	0.55
Diluted income per common share	0.14	0.11	0.13	0.54

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$53,200	$54,287	$50,780	$55,156
Gross profit	37,957	38,057	30,781	36,831
(Loss) income from operations (2), (3)	(1,552)	5,041	(4,194)	5,472
Net (loss) income (2), (4)	(2,511)	3,695	796	5,116
Basic (loss) income per common share	(0.06)	0.09	0.02	0.12
Diluted (loss) income per common share	(0.06)	0.09	0.02	0.12

(1) Net income in the fourth quarter of 2014 included an income tax benefit from the release of a portion of the valuation allowance on deferred tax assets in Canada and the recognition of a tax benefit related to intercompany profits on sales of assets for which the assets had not been disposed of as of December 31, 2014. See Note 13 – Income Taxes.

(2) Loss from operations and net loss in the first quarter of 2013 included a $7.0 million charge associated with the termination of the Company's prior molecular diagnostic distribution agreements.

(3) Loss from operations in the third quarter of 2013 included an expense for the full allowance against accounts receivable balances related to the bankruptcy of a customer totaling $3.9 million and restructuring charges of $4.3 million.

(4) Net income in the third quarter of 2013 included a $5.4 million gain on the sale of a minority interest in a private company and an adjustment of the fair value of the Company's contingent consideration liability to $0, which was established as part of the GenturaDx acquisition.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on their assessment of the effectiveness of our internal control over financial reporting, which is provided at Item 8, page 56.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal 1 - Election of Class III Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on or about May 14, 2015 (Proxy Statement). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about March 30, 2015.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant as of February 23, 2015" in Item 1 of this Annual Report on Form 10-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2014, certain information with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,885,592	$8.24	2,904,794
Equity compensation plans not approved by security holders	—	$—	—
Total	1,885,592		2,904,794

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

3.1	Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed September 16, 2008).

10.1#
2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2002).

10.2#
Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.3#
Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed September 16, 2008).

10.4
Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended September 30, 2001).

10.5
First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated July 25, 2002 (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2002).

10.6
Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and Luminex Corporation, as Tenant, dated January 27, 2003 (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2002).

10.7	Lease Agreement between PS Business Parks, L.P., as Landlord, and Luminex Corporation, as Tenant, dated September 30, 2014.

10.8#
Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2003).

10.9#
Employment Agreement effective as of October 1, 2003, by and between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2003).

10.10#
Employment Agreement effective as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 18, 2004).

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.11#
Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2005).

10.12#
Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended September 30, 2004).

10.13#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2005).

10.14#	Luminex Corporation Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.15#
Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.16#
Form of Restricted Share Award Agreement for Officers & Employees for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.17#
Form of Restricted Share Award Agreement for Directors for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.18#
Form of Restricted Share Unit Agreement for Officers & Employees for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.19#
Form of Restricted Share Unit Agreement for Directors for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.20#
Employment Agreement effective as of March 1, 2007, by and between Luminex Corporation, Tm Bioscience and Jeremy Bridge-Cook (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2006).

10.21#
Amendment to Luminex Corporation Amended and Restated 2000 Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2007).

10.22#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Proxy Statement (File No. 000-30109) for its Annual Meeting of Shareholders held on May 25, 2006).

10.23#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.24#
Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.25#
Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.26#	First Amendment to Employment Agreement, effective as of March 30, 2006, by and between Luminex Corporation and Russell W. Bradley.

10.27#
Form of Restricted Share Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2006).

10.28#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2007).

10.29#	Management Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 15, 2010).

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.30#	Luminex Corporation 2012 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 13, 2012).

10.31#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2012 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 13, 2012).

10.32#	Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.33#	Luminex Corporation Employee Stock Purchase Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.34#
Form of Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and its Executives, (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.35#
Second Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.36#	Luminex Corporation 2013 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 25, 2013).

10.37#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2013 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 25, 2013).

10.38#
Consulting Agreement, dated October 14, 2014, between Luminex Corporation and Patrick J. Balthrop, Sr. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed October 20, 2014).

10.39#	Employment Agreement, dated October 14, 2014, between Luminex Corporation and Nachum Shamir (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed October 20, 2014).

10.40#	Employment Agreement, dated August 14, 2012, by and between Luminex Corporation and Nancy M. Fairchild.

10.41#	Consulting Agreement, dated December 19, 2014, between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed December 27, 2014).

10.42#	Second Amendment to Employment Agreement, effective as of February 6, 2014, by and between Luminex Corporation and Nancy M. Fairchild.

10.43#	Third Amendment to Employment Agreement, effective as of January 1, 2015, by and between Luminex Corporation and Nancy M. Fairchild.

10.44#	Third Amendment to Employment Agreement, effective as of January 1, 2015, by and between Luminex Corporation and Russell W. Bradley.

10.45#	Omnibus Amendment to the Luminex Corporation Restricted Share Unit Award Agreements (2012 and 2013 LTIPs).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated in the signature page of this report).

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
101
The following materials from Luminex Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

LUMINEX CORPORATION

By:  /s/ Nachum Shamir
Nachum Shamir
President and Chief Executive Officer
Date: February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nachum Shamir and Harriss T. Currie, each his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S-1

SIGNATURES	TITLE	DATE

/s/ Nachum Shamir	President and Chief Executive Officer, Director	February 25, 2015
Nachum Shamir	(Principal Executive Officer)

/s/ Harriss T. Currie	Chief Financial Officer, Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 25, 2015
Harriss T. Currie

/s/ Robert J. Cresci	Director	February 25, 2015
Robert J. Cresci

/s/ Thomas W. Erickson	Director	February 25, 2015
Thomas W. Erickson

/s/ Fred C. Goad, Jr.	Director	February 25, 2015
Fred C. Goad, Jr.

/s/ Jay B. Johnston	Director	February 25, 2015
Jay B. Johnston

/s/ Jim D. Kever	Director	February 25, 2015
Jim D. Kever

/s/ G. Walter Loewenbaum II	Chairman of the Board of Directors,	February 25, 2015
G. Walter Loewenbaum II	Director

/s/ Kevin M. McNamara	Director	February 25, 2015
Kevin M. McNamara

/s/ Edward A. Ogunro	Director	February 25, 2015
Edward A. Ogunro

S-2

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1
Agreement and Plan of Merger, dated July 9, 2012, by and among Luminex Corporation, Grouper Merger Sub, Inc., GenturaDx, Inc. and the Seller Representative (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed on July 12, 2012).*

3.1	Restated Certificate of Incorporation of the Company (Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed September 16, 2008).

10.1#
2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2002).

10.2#
Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

10.3#
Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed September 16, 2008).

10.4
Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated October 19, 2001 (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended September 30, 2001).

10.5
First Amendment to Lease Agreement between Aetna Life Insurance Company, as Landlord, and Luminex Corporation, as Tenant, dated July 25, 2002 (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2002).

10.6
Lease Amendment between McNeil 4 & 5 Investors, LP, as Landlord, and Luminex Corporation, as Tenant, dated January 27, 2003 (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2002).

10.7	Lease Agreement between PS Business Parks, L.P., as Landlord, and Luminex Corporation, as Tenant, dated September 30, 2014.

10.8#
Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2003).

10.9#
Employment Agreement effective as of October 1, 2003, by and between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2003).

10.10#
Employment Agreement effective as of May 15, 2004, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 18, 2004).

10.11#
Employment Agreement effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2005).

10.12#
Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended September 30, 2004).

10.13#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2005).

10.14#	Luminex Corporation Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.15#
Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.16#
Form of Restricted Share Award Agreement for Officers & Employees for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.17#
Form of Restricted Share Award Agreement for Directors for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.18#
Form of Restricted Share Unit Agreement for Officers & Employees for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.19#
Form of Restricted Share Unit Agreement for Directors for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.20#
Employment Agreement effective as of March 1, 2007, by and between Luminex Corporation, Tm Bioscience and Jeremy Bridge-Cook (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2006).

10.21#
Amendment to Luminex Corporation Amended and Restated 2000 Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2007).

10.22#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Proxy Statement (File No. 000-30109) for its Annual Meeting of Shareholders held on May 25, 2006).

10.23#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.24#
Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.25#
Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.26#	First Amendment to Employment Agreement, effective as of March 30, 2006, by and between Luminex Corporation and Russell W. Bradley.

10.27#
Form of Restricted Share Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2006).

10.28#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2007).

10.29#	Management Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 15, 2010).

10.30#	Luminex Corporation 2012 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 13, 2012).

10.31#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2012 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 13, 2012).

10.32#	Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.33#	Luminex Corporation Employee Stock Purchase Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.34#
Form of Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and its Executives, (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.35#
Second Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and Patrick J. Balthrop (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.36#	Luminex Corporation 2013 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 25, 2013).

10.37#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2013 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed March 25, 2013).

10.38#
Consulting Agreement, dated October 14, 2014, between Luminex Corporation and Patrick J. Balthrop, Sr. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed October 20, 2014).

10.39#	Employment Agreement, dated October 14, 2014, between Luminex Corporation and Nachum Shamir (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed October 20, 2014).

10.40#	Employment Agreement, dated August 14, 2012, by and between Luminex Corporation and Nancy M. Fairchild.

10.41#	Consulting Agreement, dated December 19, 2014, between Luminex Corporation and David S. Reiter (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, filed December 27, 2014).

10.42#	Second Amendment to Employment Agreement, effective as of February 6, 2014, by and between Luminex Corporation and Nancy M. Fairchild.

10.43#	Third Amendment to Employment Agreement, effective as of January 1, 2015, by and between Luminex Corporation and Nancy M. Fairchild.

10.44#	Third Amendment to Employment Agreement, effective as of January 1, 2015, by and between Luminex Corporation and Russell W. Bradley.

10.45#	Omnibus Amendment to the Luminex Corporation Restricted Share Unit Award Agreements (2012 and 2013 LTIPs).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated in the signature page of this report).

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#        Management contract or compensatory plan or arrangement.

*
Schedules, annexes and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Luminex agrees to furnish a supplemental copy of omitted schedules to the Securities and Exchange Commission upon request.