Form 10-Q
period 2015-06-30
LUMINEX CORP
filed 2015-08-04
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 43,047,133 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on August 3, 2015.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	1

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and 2014	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

SIGNATURES AND EXHIBITS	30

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,064	$91,694
Short-term investments	10,003	—
Accounts receivable, net	22,177	28,272
Inventories, net	32,598	36,616
Deferred income taxes	6,217	12,203
Prepaids and other	10,672	8,235
Total current assets	192,731	177,020
Property and equipment, net	47,903	39,945
Intangible assets, net	54,704	56,382
Deferred income taxes	15,121	15,400
Long-term investments	6,005	15,975
Goodwill	49,619	49,619
Other	2,949	3,185
Total assets	$369,032	$357,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,045	$11,841
Accrued liabilities	17,305	14,118
Deferred revenue	4,410	4,407
Total current liabilities	29,760	30,366
Deferred revenue	2,117	2,297
Other	4,763	4,869
Total liabilities	36,640	37,532
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 42,124,803 shares as of June 30, 2015; 41,805,962 shares at December 31, 2014	42	42
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	312,073	309,424
Accumulated other comprehensive loss	(1,077)	(744)
Retained earnings	21,354	11,272
Total stockholders' equity	332,392	319,994
Total liabilities and stockholders' equity	$369,032	$357,526

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue	$58,917	$55,632	$116,658	$112,193
Cost of revenue	15,647	17,485	33,169	34,092
Gross profit	43,270	38,147	83,489	78,101
Operating expenses:
Research and development	11,510	11,308	21,655	22,392
Selling, general and administrative	21,025	20,970	40,504	40,415
Amortization of acquired intangible assets	776	965	1,678	1,985
Restructuring costs	—	133	—	353
Total operating expenses	33,311	33,376	63,837	65,145
Income from operations	9,959	4,771	19,652	12,956
Interest expense from long-term debt	—	—	—	(6)
Other income, net	57	(1)	951	(20)
Settlement of litigation	(7,100)	—	(7,300)	—
Income before income taxes	2,916	4,770	13,303	12,930
Income taxes	(287)	(45)	(3,221)	(2,239)
Net income	$2,629	$4,725	$10,082	$10,691

Other comprehensive income (loss):
Foreign currency translation adjustments	119	(170)	(355)	(404)
Unrealized gain on available-for-sale securities, net of tax	1	—	22	1
Other comprehensive income (loss)	120	(170)	(333)	(403)
Comprehensive income	$2,749	$4,555	$9,749	$10,288

Net income per share, basic	$0.06	$0.11	$0.24	$0.26
Shares used in computing net income per share, basic	42,093	41,560	41,984	41,384

Net income per share, diluted	$0.06	$0.11	$0.24	$0.26
Shares used in computing net income per share, diluted	42,290	42,125	42,146	41,863

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$2,629	$4,725	$10,082	$10,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,124	3,607	6,322	7,535
Stock-based compensation	3,090	2,801	4,669	4,430
Deferred income tax expense	5,154	1,842	6,031	2,520
Excess income tax expense from employee stock-based awards	991	—	991	—
Loss (gain) on sale or disposal of assets	212	178	(681)	183
Non-cash restructuring charges	—	424	—	1,196
Other	50	(140)	(103)	(332)
Changes in operating assets and liabilities:
Accounts receivable, net	2,140	(478)	6,086	3,539
Inventories, net	1,122	(623)	4,050	(1,522)
Other assets	(2,717)	(295)	(2,393)	37
Accounts payable	(2,932)	476	(3,774)	(2,105)
Accrued liabilities	8,077	(2,081)	388	(4,515)
Deferred revenue	(383)	(209)	(176)	7
Net cash provided by operating activities	20,557	10,227	31,492	21,664
Cash flows from investing activities:
Purchases of available-for-sale securities	—	—	—	(2,996)
Maturities of available-for-sale securities	—	1,516	—	4,513
Purchase of property and equipment	(3,670)	(3,150)	(12,568)	(6,255)
Proceeds from sale of assets	—	39	893	39
Acquired technology rights	(25)	(64)	(202)	(64)
Net cash used in investing activities	(3,695)	(1,659)	(11,877)	(4,763)
Cash flows from financing activities:
Payments on debt	—	(1,621)	—	(1,621)
Proceeds from employee stock plans and issuance of common stock	308	2,378	713	3,480
Excess income tax expense from employee stock-based awards	(991)	—	(991)	—
Net cash (used in) provided by financing activities	(683)	757	(278)	1,859
Effect of foreign currency exchange rate on cash	(22)	(1)	33	26
Change in cash and cash equivalents	16,157	9,324	19,370	18,786
Cash and cash equivalents, beginning of period	94,907	77,386	91,694	67,924
Cash and cash equivalents, end of period	$111,064	$86,710	$111,064	$86,710

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K").

The Company has reclassified certain 2014 amounts in the accompanying condensed consolidated balance sheet to conform to the 2015 presentation. These reclassifications include $0.8 million from Accounts receivable, net to Prepaids and other. This reclassification was not material to the Company's consolidated financial statements.

NOTE 2 — RESTRUCTURING

In August 2013, the Company announced a restructuring plan focused on its Newborn Screening Group and its Brisbane, Australia office where automated punching systems were designed and manufactured. The Company halted development of the newborn screening assay in 2013 and the manufacturing facility in Brisbane, Australia was closed in the third quarter of 2014. The Company reviewed the requirements for held-for-sale and discontinued operations presentation and determined the manufacturing facility in Brisbane, Australia did not meet the definition of a discontinued operation.

The Company recorded pre-tax restructuring charges primarily consisting of the non-cash impairment of inventory, intangible assets and property and equipment, together with employee separation costs, which primarily included severance pay and other separation costs such as outplacement services and benefits. The Company recorded non-cash impairment charges of $2.8 million in 2014, including a write-down of goodwill of $1.2 million resulting from the disposal of the manufacturing facility in Brisbane, Australia.  See Note 6 — Goodwill and Other Intangible Assets. In addition, the Company measured and accrued the facilities exit costs, primarily consisting of cease-use losses recorded upon vacating the facilities, at fair value upon the Company's exit in the third quarter of 2014. As the final restructuring costs were paid in the fourth quarter of 2014, there is no remaining balance of accrued restructuring costs as of June 30, 2015 or December 31, 2014.

2013 Restructuring Plan	Twelve Months Ended December 31, 2014

Non-cash impairment charges:
Inventory	$1,183
Property and equipment	494
Goodwill	1,159
Employee separation costs	154
Facility exit costs	69
Other	41
Total charges	$3,100
Recorded to cost of revenue	1,218
Recorded to restructuring costs	$1,882

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.  Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of June 30, 2015 and December 31, 2014, all of the Company’s marketable securities were classified as available for sale.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date.  The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of June 30, 2015 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Cash equivalents	$3,605	$—	$—	$3,605
Government sponsored debt securities	6,003	3	—	6,006
Non-government sponsored debt securities	4,000	—	(3)	3,997
Total current securities	13,608	3	(3)	13,608
Noncurrent:
Government sponsored debt securities	3,998	4	—	4,002
Non-government sponsored debt securities	2,002	1	—	2,003
Total noncurrent securities	6,000	5	—	6,005

Total available-for-sale securities	$19,608	$8	$(3)	$19,613

Available-for-sale securities consisted of the following as of December 31, 2014 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Cash equivalents	$3,569	$—	$—	$3,569
Total current securities	3,569	—	—	3,569
Noncurrent:
Government sponsored debt securities	10,000	—	(11)	9,989
Non-government sponsored debt securities	6,002	—	(16)	5,986
Total noncurrent securities	16,002	—	(27)	15,975

Total available-for-sale securities	$19,571	$—	$(27)	$19,544

There were no proceeds from the sales of available-for-sale securities during the three and six months ended June 30, 2015 or 2014. Realized gains and losses on sales of investments are determined using the specific identification method.  Realized gains and losses are included in Other income, net in the Consolidated Statements of Comprehensive Income. All of the Company's available-for-sale securities with gross unrealized holding losses as of June 30, 2015 and December 31, 2014 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities as of June 30, 2015 and December 31, 2014, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	June 30, 2015	December 31, 2014
Due in one year or less	$10,003	$—
Due after one year through two years	6,005	15,975
	$16,008	$15,975

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

The Company's other minority interest in a private company was acquired by a third party in July 2013. The Company realized a gain of $5.4 million on the sale of this minority interest investment in the third quarter of 2013 and an additional gain of $0.9 million in the first quarter of 2015 related to the settlement of escrowed funds.

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

NOTE 4 — INVENTORIES, NET

Inventories are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method.  The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Parts and supplies	$16,651	$19,354
Work-in-progress	7,449	8,687
Finished goods	8,498	8,575
	$32,598	$36,616

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ended June 30, 2015.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements as of June 30, 2015 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$3,605	$—	$—	$3,605
Government sponsored debt securities	—	10,008	—	10,008
Non-government sponsored debt securities	—	6,000	—	6,000

	Fair Value Measurements as of December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$3,569	$—	$—	$3,569
Government sponsored debt securities	—	9,989	—	$9,989
Non-government sponsored debt securities	—	5,986	—	$5,986

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

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	June 30, 2015	December 31, 2014
Balance at beginning of year	$49,619	$50,738
Allocation in disposal of Brisbane, Australia business (See Note 2)	—	(1,159)
Foreign currency translation adjustments	—	40
Balance at end of period	$49,619	$49,619

The current in-process research and development project is related to the Company's acquisition of GenturaDx, the foundation of our ARIES® System, in 2012 and is scheduled to be completed and commercialized in the fourth quarter of 2015.  The estimated aggregate costs to complete this project are less than $1.0 million. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2014
Balance as of December 31, 2013	$29,676	$7,952	$1,880	$40,100	$79,608
Foreign currency translation adjustments	28	6	10	—	44
Balance as of December 31, 2014	29,704	7,958	1,890	40,100	79,652
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2013	(16,272)	(2,326)	(715)	—	(19,313)
Amortization expense	(3,025)	(753)	(135)	—	(3,913)
Foreign currency translation adjustments	(28)	(6)	(10)	—	(44)
Accumulated amortization balance as of December 31, 2014	(19,325)	(3,085)	(860)	—	(23,270)
Net balance as of December 31, 2014	$10,379	$4,873	$1,030	$40,100	$56,382
Weighted average life (in years)	10	11	11

2015
Balance as of December 31, 2014	$29,704	$7,958	$1,890	$40,100	$79,652
Removal of fully amortized assets	(702)	(161)	(238)	—	(1,101)
Balance as of June 30, 2015	29,002	7,797	1,652	40,100	78,551
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2014	(19,325)	(3,085)	(860)	—	(23,270)
Amortization expense	(1,239)	(372)	(67)	—	(1,678)
Removal of fully amortized assets	702	161	238	—	1,101
Accumulated amortization balance as of June 30, 2015	(19,862)	(3,296)	(689)	—	(23,847)
Net balance as of June 30, 2015	$9,140	$4,501	$963	$40,100	$54,704
Weighted average life (in years)	10	11	11

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2015 (six months)	$1,554
2016	3,100
2017	2,144
2018	1,954
2019	1,954
Thereafter	3,898
14,604
IP R&D	40,100
$54,704

If the current in-process research and development project is completed and commercialized in the fourth quarter of 2015 as expected, the estimated amortization expense for 2016 through 2019 will be approximately $3.6 million per year and approximately $25.6 million thereafter.

NOTE 7 — OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Other comprehensive income (loss) for the Company includes foreign currency translation adjustments and net unrealized holding gains and losses on available-for-sale investments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Available for Sale Investments	Accumulated Other Comprehensive Loss Items
Balance as of December 31, 2014	$(727)	$(17)	$(744)
Other comprehensive (loss) income before reclassifications	(355)	22	(333)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive (loss) income	(355)	22	(333)
Balance as of June 30, 2015	$(1,082)	$5	$(1,077)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Before Tax	Tax Benefit	Net of Tax	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$119	$—	$119	$(355)	$—	$(355)
Unrealized losses on available-for-sale investments	1	—	1	34	(12)	22
Other comprehensive income (loss)	$120	$—	$120	$(321)	$(12)	$(333)

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$2,629	$4,725	$10,082	$10,691
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	42,093	41,560	41,984	41,384
Effect of dilutive securities: stock options and awards	197	565	162	479
Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,290	42,125	42,146	41,863
Basic net income per share	$0.06	$0.11	$0.24	$0.26
Diluted net income per share	$0.06	$0.11	$0.24	$0.26

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Stock options to acquire approximately 0.5 million and 0.4 million shares for the three months ended June 30, 2015 and 2014, respectively, and 0.5 million and 0.4 million shares for the six months ended June 30, 2015 and 2014, respectively, were excluded from the computations of diluted EPS because the effect of including those stock options would have been anti-dilutive.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the six months ended June 30, 2015 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	825	$18.84
Granted	962	15.94
Exercised	(15)	7.48
Cancelled or expired	(15)	16.98
Outstanding as of June 30, 2015	1,757	$17.36

The Company had $8.5 million of total unrecognized compensation costs related to stock options as of June 30, 2015 that are expected to be recognized over a weighted average period of 3.53 years.

The Company’s restricted share activity for the six months ended June 30, 2015 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested as of December 31, 2014	1,098	$19.63
Granted	276	15.95
Vested	(319)	19.17
Cancelled or expired	(133)	19.45
Non-vested as of June 30, 2015	922	$18.72

Restricted Stock Units (in thousands)	Shares
Non-vested as of December 31, 2014	658
Granted	122
Vested	(53)
Cancelled or expired	(186)
Non-vested as of June 30, 2015	541

As of June 30, 2015, there was $19.1 million and $4.5 million of total unrecognized compensation costs related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 2.88 years for the RSAs and 2.39 years for the RSUs. The Company issues a small number of cash settled restricted stock units pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$270	$303	$504	$510
Research and development	733	736	980	1,136
Selling, general and administrative	2,087	1,762	3,185	2,784
Stock-based compensation costs reflected in net income	$3,090	$2,801	$4,669	$4,430

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Compensation and employee benefits	$6,913	$9,960
Litigation settlement	7,100	—
Income and other taxes	565	870
Warranty costs	369	488
Other	2,358	2,800
	$17,305	$14,118

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2014	$488
Warranty adjustments/settlements	(324)
Accrual for warranty costs	205
Accrued warranty costs as of June 30, 2015	$369

NOTE 11 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the six months ended June 30, 2015 was 24.21%, including amounts recorded for discrete events. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses in the U.S., Canada and the Netherlands and currently expects a full year effective tax rate of less than 30%. Therefore, cash taxes to be paid are expected to continue to be less than 10% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2010 can still be reviewed by the taxing authorities. The Company recorded liabilities of $13,800 associated with its uncertain tax positions in the second quarter of 2015.  No other material changes to this liability are expected within the next 12 months.  For the six months ended June 30, 2015, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On August 30, 2012, Abbott Laboratories, Inc. ("Abbott") was named as a defendant in a complaint filed by ENZO Life Sciences, Inc. ("ENZO") in U.S. District Court in Delaware for alleged infringement of U.S. Patent 7,064,197 as a result of Abbott's distribution of Luminex's xTAG Respiratory Viral Panel.  Luminex and Abbott entered into an agreement requiring Luminex to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of Luminex's xTAG Respiratory Viral Panel. The complaint sought unspecified monetary damages and injunctive relief.  Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, Luminex intervened in the lawsuit. On January 2, 2013, ENZO filed additional claims against Luminex, alleging infringement of U.S. Patent 7,064,197 resulting from Luminex's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of U.S. Patent 8,097,405 resulting from Luminex's sale of MultiCode products.  Luminex filed an answer to ENZO's additional claims on January 28, 2013.  On October 2, 2013, ENZO filed additional claims against Luminex, alleging infringement of U.S. Patent 6,992,180 resulting from Luminex’s sale of MultiCode products.  Luminex filed an answer to ENZO’s additional claims on October 21, 2013.

Effective July 2, 2015, Luminex agreed to pay ENZO $7.1 million to settle the litigation. This settlement resulted in the entry of orders dismissing (i) with prejudice all claims, counterclaims and causes of action asserted by ENZO against Luminex, (ii) without prejudice all claims, counterclaims and causes of action asserted by Luminex against ENZO, (iii) with prejudice all claims, counterclaims and causes of action solely under U.S. Patent 7,064,197 asserted in the litigation by ENZO against Abbott and (iv) without prejudice all claims, counterclaims and causes of action relating solely to U.S. Patent 7,064,197 asserted by Abbott against ENZO; and resulted in the grant to the Company and its affiliates of a fully paid, non-exclusive, worldwide license under the patents asserted in the complaint. In addition, the Company and ENZO released each other from certain claims related to the above-referenced patents, including the claims and counterclaims asserted in the complaint. ENZO further released Abbott from certain claims, including those asserted in the complaint, related solely to U.S. Patent 7,064,197. The settlement was entered into solely by way of compromise and does not constitute an admission or concession by Luminex of any liability or wrongdoing.

Because Luminex (i) has never paid any royalties to ENZO in the past, (ii) will not be required to pay any future or ongoing royalties to ENZO as a result of the settlement, (iii) has never recorded any revenue or expense related to ENZO in operating revenue or in operating expenses in the past, outside of legal fees, and (iv) believes that it does not infringe on any valid and enforceable claim with respect to the asserted patents, Luminex determined that this settlement of litigation expense was outside of operations. Luminex accordingly recorded the settlement as a separate, non-operating line item in the second quarter of 2015. Luminex made the $7.1 million payment to ENZO in July, 2015.

On November 1, 2013, Irori Technologies, Inc. ("Irori") filed a complaint against Luminex in U.S. District Court in the Southern District of California alleging infringement of its U.S. Patents 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products.   Luminex filed a motion to dismiss on January 9, 2014.  Irori filed its response to our motion to dismiss on February 7, 2014. The court granted the motion to dismiss without prejudice on February 25, 2014.  On March 18, 2014, Irori filed an amended complaint, again alleging infringement of U.S. Patents 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products.  The complaint seeks unspecified monetary damages and injunctive relief.  Luminex filed an answer to Irori’s amended complaint on April 2, 2014.  On June 10, 2014, Luminex filed with the USPTO’s Patent Trial and Appeal Board a total of five petitions for inter partes review ("IPR") seeking to invalidate the claims of the three patents involved in the litigation.   On June 17, 2014, Luminex filed a motion to stay proceedings in the district court pending the USPTO’s resolution of the IPR of Irori’s patents.  Irori filed its opposition to the motion to stay on July 7, 2014, and Luminex filed a reply on July 14, 2014.  On July 16, 2014, the court granted Luminex’s motion to stay the case until the earlier of i) a determination by the United States Patent and Trademark Office that reexamination proceedings will not take place or ii) the conclusion of reexamination proceedings and appeals.  On December 11, 2014, the USPTO's Patent Trial and Appeal Board instituted review on all five IPR petitions that Luminex filed.

On March 5, 2015 Luminex and Irori reached a settlement.  The settlement amount was not material. On March 19, 2015 the district court dismissed Irori's lawsuit with prejudice. On March 26, 2015, the IPR petitions were terminated.

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

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2014
10-K.

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, new products including ARIES and NxTAG®, assay sales, the projected fluctuation in consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and acquisition integration and the expected benefit of our future acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

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

•
the impact of the ongoing uncertainty in global finance markets and changes in governmental funding, including its effects on the capital spending policies of our partners and end users and their ability to finance purchases of our products;

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

•	reliance on third party distributors for distribution of specific Luminex-developed and manufactured assay products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	changes in principal members of our management staff;

•	potential shortages, or increases in costs, of components or other disruptions to our manufacturing operations;

•	competition and competitive technologies utilized by our competitors;

•	our ability to successfully launch new products in a timely manner;

•	our increasing dependency on information technology to enable us to improve the effectiveness of our operations and to monitor financial accuracy and efficiency;

•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us; and

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

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex employs a two-pronged business model.  We have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory. As of June 30, 2015, Luminex had 71 strategic partners, of which 46 have released commercialized reagent-based products utilizing our xMAP technology.  Additionally, we market and sell Luminex-developed and manufactured proprietary assay products and instrumentation directly to the end users through our direct sales force or distributors.

Luminex has several forms of revenue that result from our business model:

•
Assay revenue is generated from the sale of our assay products which are a combination of chemical and biological reagents and our proprietary xMAP bead technology used to perform diagnostic and research assays on samples as well as real-time PCR and multiplexed PCR assays using our proprietary MultiCode technology.

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

•
Royalty revenue is generated when a partner sells our proprietary microspheres to an end user, when a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to a user.  End users can be facilities such as testing labs, development facilities and research facilities that buy prepared kits and have specific testing needs or testing service companies that provide assay testing results to pharmaceutical research companies or physicians.

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

Second Quarter 2015 Highlights

•	Consolidated revenue was $58.9 million for the quarter ended June 30, 2015, representing a 6% increase over revenue for the second quarter of 2014.

•
Assay revenue of $24.2 million for the quarter ended June 30, 2015, representing a 22% increase over assay revenue for the second quarter of 2014. Infectious disease sales comprised approximately 66% of total assay sales, with genetic testing sales representing 34% of total assay sales.

•
Partners reported $121.2 million of royalty bearing end user sales on xMAP technology for the quarter, a 6% increase over the second quarter of 2014, contributing to the 17% increase in royalty revenue from the second quarter of 2014.

•	80% of consolidated revenue was attributable to our recurring revenue streams (consumable sales, royalty revenue and assay sales).

•	Began clinical trials for ARIES Group B Streptococcus Assay and ARIES Clostridium difficile Assay.

•	Shipments of 234 multiplexing analyzers, which included 94 Luminex® 100/200TM systems, 119 MAGPIX® systems and 21 FLEXMAP 3D® systems.

•
Launched the Research Use Only NxTAG Respiratory Pathogen Panel that enables laboratories to both simultaneously detect 22 respiratory pathogens in a single closed tube system and accommodate the higher throughput required to respond to seasonal changes in demand.

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

Reimbursement Landscape

We may be impacted by future changes to the reimbursement landscape. Commercial payers may adopt coding and bundling requirements that are similar to those made by Medicare.  Further, in April 2014, the Protecting Access to Medicare Act (PAMA) was enacted. Beginning in 2016, PAMA requires clinical laboratories to report to the Centers for Medicare and Medicaid Services (CMS) the volume of each laboratory test and the price paid by private payers. CMS must set future Medicare fee schedules using weighted medians from these datasets. This requirement could exert downward pressure on Medicare reimbursement, because reimbursement rates for clinical laboratory services of commercial payors are often lower than rates paid by Medicare. We will continue to monitor the reimbursement landscape closely.

Future Operations

We expect our areas of focus over the next twelve months to be:

•
clinical validation and preparation for commercial launch of our ARIES system, the next generation sample-to-answer platform for our MultiCode-RTx technology, including in vitro diagnostic (IVD) assays;

•	development of a pipeline of assays for the ARIES system menu;

•	development of the next generation multiplex chemistry, including the next generation of our Respiratory Viral Panel line of IVD assays;

•	continued execution of our pharmacogenetic strategy;

•	continued execution of our direct sales strategy, including developing the infrastructure necessary to support our sales force, decreasing reliance on our distributors outside of the U.S.;

•	commercialization, regulatory clearance and market adoption of products, including commercialization of MultiCode analyte specific reagents outside of the United States;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	expansion and enhancement of our installed base and our market position within our identified target market segments;

•	adoption and use of our platforms and consumables by our customers for their testing services;

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	continued adoption and development of partner products incorporating Luminex technology through effective partner management.

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

Management believes there have been no significant changes during the quarter ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Selected consolidated financial data for the three months ended June 30, 2015 and 2014 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Variance	Variance (%)
Revenue	$58,917	$55,632	$3,285	6%
Gross profit	$43,270	$38,147	5,123	13%
Gross margin percentage	73%	69%	4%	N/A
Operating expenses	$33,311	$33,376	(65)	—%
Income from operations	$9,959	$4,771	5,188	109%

Total revenue increased by 6% to $58.9 million for the three months ended June 30, 2015 from $55.6 million for the comparable period in 2014. The increase was primarily attributable to an increase in royalty revenue and assay sales, partially offset by decreased system and consumable sales.

A breakdown of revenue for the three months ended June 30, 2015 and 2014 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Variance	Variance (%)
System sales	$6,543	$8,304	$(1,761)	(21)%
Consumable sales	11,878	12,629	(751)	(6)%
Royalty revenue	11,073	9,476	1,597	17%
Assay revenue	24,238	19,886	4,352	22%
Service revenue	2,381	2,372	9	—%
Other revenue	2,804	2,965	(161)	(5)%
	$58,917	$55,632	$3,285	6%

We continue to experience revenue concentration in a limited number of customers. Four customers accounted for 54% (24%, 16%, 9% and 5%, respectively) of consolidated total revenue in the second quarter of 2015. For comparative purposes, these top four customers accounted for 50% (19%, 18%, 7% and 6%, respectively) of total revenue in the second quarter of 2014. No other customer accounted for more than 10% of consolidated total revenue during those periods.

Revenue from the sale of systems and peripheral components decreased 21% to $6.5 million for the three months ended June 30, 2015 from $8.3 million for the three months ended June 30, 2014, due to the decrease in the total multiplexing analyzer placements. We sold 234 multiplexing analyzers in the second quarter of 2015, which included 119 of our MAGPIX systems, as compared to 268 multiplexing analyzers sold for the corresponding prior year period, which included 96 MAGPIX systems. The decline in the number of multiplexing analyzers sold is partially attributable to placements in the prior year quarter in conjunction with an agreement with a U.S. government agency and two initial system stocking purchases from new customers in Asia in the prior year quarter. We anticipate that our increased focus on direct sales will drive the placement of reagent rental multiplexing analyzer systems in lieu of multiplexing analyzer system sales to distributors. For the three months ended June 30, 2015, five of our partners accounted for 188, or 80%, of total multiplexing analyzers sold. Five of our partners accounted for 201, or 75%, of total multiplexing analyzers sold for the three months ended June 30, 2014.

Consumable sales, comprised of microspheres and sheath fluid, decreased to $11.9 million for the three months ended June 30, 2015 from $12.6 million for the three months ended June 30, 2014.   During the three months ended June 30, 2015, we had 15 bulk purchases of consumables totaling approximately $9.0 million (76% of total consumable revenue), ranging from $0.1 million to $4.2 million, as compared with 14 bulk purchases totaling approximately $9.7 million (77% of total consumable revenue), for the three months ended June 30, 2014.  The decrease in revenue from bulk purchases in the second quarter of 2015 is the primary driver to the decrease in consumable revenue from the prior year quarter and is primarily the result of inventory challenges experienced by our largest partner, which is expected to affect consumable sales over the next several years.  We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $9.5 million, or 80%, of consumable sales for the three months ended June 30, 2015 compared to $10.4 million, or 83%, of the total consumable sales for the three months ended June 30, 2014.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, increased 17% to $11.1 million for the three months ended June 30, 2015 from $9.5 million for the three months ended June 30, 2014.  This increase is due to an increase in base royalties of approximately $0.8 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology as well as an increase in minimum royalty payments and royalty audit findings of approximately $0.8 million. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Total royalty bearing sales on xMAP and MultiCode technology reported to us were $121.2 million and $0.8 million, respectively, for the three months ended June 30, 2015 as compared to $114.6 million and $0.9 million, respectively, for the three months ended June 30, 2014.

Assay revenue increased 22% to $24.2 million for the three months ended June 30, 2015 from $19.9 million for the three months ended June 30, 2014. The increase in assay revenue is driven primarily by an increase in both of our primary assay portfolios: infectious disease testing assay products and genetic testing assay products which increased 14% and 41% from the second quarter of 2014, respectively.  Additionally, infectious disease testing assay products and genetic testing assay products represented 66% and 34%, respectively, of total assay revenue in the second quarter of 2015, compared to 67% and 33%, respectively, in the second quarter of 2014. Our largest customer, by revenue, accounted for 52% of total assay revenue for the three months ended June 30, 2015 compared to 50% for the three months ended June 30, 2014. No other customer accounted for more than 10% of total assay revenue during those periods. Certain genetic testing assay products revenue from our largest customer is under significant pressure from competing technologies and, although timing is uncertain, the loss of that revenue, if it occurs, could have an impact in excess of $1 million per month on our assay revenue.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, remained flat at $2.4 million for the second quarter of 2015 compared to the second quarter of 2014.  As of June 30, 2015, we had 1,674 Luminex systems covered under extended service agreements and $4.4 million in deferred revenue related to those contracts. As of June 30, 2014, we had 1,589 Luminex systems covered under extended service agreements and $4.3 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments from our development agreement with Merck and revenue from agreements with U.S. government agencies, remained relatively flat at $2.8 million for the three months ended June 30, 2015 compared to $3.0 million for the three months ended June 30, 2014.

Gross Profit. Gross profit increased to $43.3 million for the three months ended June 30, 2015, as compared to $38.1 million for the three months ended June 30, 2014. Gross margin (gross profit as a percentage of total revenue) was 73% for the three months ended June 30, 2015, an increase from 69% for the three months ended June 30, 2014.  The concentration of sales in our higher margin items (assays, consumables and royalties), representing 80% of revenue for the three months ended June 30, 2015 compared to 75% for the three months ended June 30, 2014, drove the increase in gross margin. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $11.5 million, or 20% of total revenue, for the three months ended June 30, 2015 from $11.3 million, or 20% of total revenue, for the three months ended June 30, 2014. The increase in research and development expense was primarily the result of increased materials spending associated with assay development and severance costs.  Research and development headcount as of June 30, 2015 was 199 as compared to 215 as of June 30, 2014. The focus of our research and development activities has been the development and clinical validation of our next generation sample-to-answer platform for our ARIES system.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, remained flat at $21.0 million for the three months ended June 30, 2015 and June 30, 2014.  Selling, general and administrative headcount as of June 30, 2015 was 292 as compared to 289 as of June 30, 2014. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 36% in the second quarter of 2015, down from 38% in the second quarter of 2014.

Restructuring costs. We recorded total pre-tax restructuring charges of $0.5 million in the second quarter of 2014. The portion of these charges that pertained to the non-cash impairment of inventory and certain employee separation costs, $0.4 million, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash impairment of property and equipment together with certain employee separation costs, $0.1 million, was recorded to restructuring costs within our operating expenses. No restructuring charges were recorded in the second quarter of 2015.

Other Income, net. Other income, net increased to $57,000 for the three months ended June 30, 2015 from a loss of $1,000 for the three months ended June 30, 2014.

Settlement of litigation. An expense of $7.1 million was recorded in the second quarter of 2015 associated with the settlement of litigation with ENZO. The expense associated with the settlement is for partial consideration of a license, dismissal of litigation, releases, and covenants granted by ENZO. See Note 12 - Commitments and Contingencies to our condensed consolidated financial statements for further discussion.

Income taxes. Our effective tax rate for the three months ended June 30, 2015 was 10%, or $0.3 million, as compared to 1%, or $45,000, for the three months ended June 30, 2014. As a result of the partial release of Canadian deferred tax assets valuation allowance in the fourth quarter of 2014, we are recording income tax expense on profits generated in our Canadian subsidiary. As a result, we expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items such as the tax benefit realized from the settlement of litigation in the current quarter. We continue to assess our business model and its impact in various tax jurisdictions.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Selected consolidated financial data for the six months ended June 30, 2015 and 2014 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2015	2014	Variance	Variance (%)
Revenue	$116,658	$112,193	$4,465	4%
Gross profit	$83,489	$78,101	5,388	7%
Gross margin percentage	72%	70%	2%	N/A
Operating expenses	$63,837	$65,145	(1,308)	(2)%
Income from operations	$19,652	$12,956	6,696	(52)%

Total revenue increased by 4% to $116.7 million for the six months ended June 30, 2015 from $112.2 million for the comparable period in 2014. The increase was primarily attributable to an increase in assay and royalty revenue partially offset by decreased system and consumable sales.

A breakdown of revenue for the six months ended June 30, 2015 and 2014 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2015	2014	Variance	Variance (%)
System sales	$12,507	$14,704	$(2,197)	(15)%
Consumable sales	21,774	25,397	(3,623)	(14)%
Royalty revenue	21,775	19,525	2,250	12%
Assay revenue	49,684	41,546	8,138	20%
Service revenue	4,722	4,716	6	—%
Other revenue	6,196	6,305	(109)	(2)%
	$116,658	$112,193	$4,465	4%

We continue to experience revenue concentration in a limited number of customers. Four customers accounted for 50% (23%, 13%, 7% and 7%, respectively) of consolidated total revenue in the six months ended June 30, 2015. For comparative purposes, these top four customers accounted for 50% (19%, 18%, 7% and 6%, respectively) of total revenue in the six months ended June 30, 2014. No other customer accounted for more than 10% of consolidated total revenue during those periods.

Revenue from the sale of systems and peripheral components decreased 15% to $12.5 million for the six months ended June 30, 2015 from $14.7 million for the six months ended June 30, 2014, due to the decrease in the total multiplexing analyzer placements. We sold 427 multiplexing analyzers in the six months ended June 30, 2015, which included 205 of our MAGPIX systems, as compared to 476 multiplexing analyzers sold for the corresponding prior year period, which included 174 MAGPIX systems. We anticipate that our increased focus on direct sales will drive the placement of reagent rental multiplexing analyzer systems in lieu of multiplexing analyzer system sales to distributors. For the six months ended June 30, 2015, five of our partners accounted for 345, or 81%, of total multiplexing analyzers sold.  Five of our partners accounted for 354, or 74%, of total multiplexing analyzers sold for the six months ended June 30, 2014.

Consumable sales decreased to $21.8 million for the six months ended June 30, 2015 compared to $25.4 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we had 31 bulk purchases of consumables totaling approximately $16.2 million (74% of total consumable revenue), ranging from $0.1 million to $4.2 million, as compared with 29 bulk purchases totaling approximately $20.0 million (79% of total consumable revenue), for the six months ended June 30, 2014.  The decrease in revenue from bulk purchases in the six months ended June 30, 2015 is the primary driver to the decrease in consumable revenue from the prior year and is primarily the result of inventory challenges experienced by our largest partner, which is expected to affect consumable sales over the next several years.  In the six months ended June 30, 2015 we have experienced approximately 40% of the expected 2015 negative impact on consumable revenue resulting from these inventory challenges of our largest partner. However, excluding consumables from our largest partner for the six months ended June 30, 2015 and 2014, consumables from our remaining customers grew by 4% for the six months ended June 30, 2015 as compared to the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $14.7 million, or 68%, of consumable sales for the six months ended June 30, 2015 compared to $20.8 million, or 82%, of the total consumable sales for the six months ended June 30, 2014, primarily resulting from the consumable inventory challenges experienced by our largest partner.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased 12% to $21.8 million for the six months ended June 30, 2015 from $19.5 million for the six months ended June 30, 2014.  This increase is due to an increase in base royalties of approximately $2.3 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology partially offset by a decrease in minimum royalty payments and royalty audit findings of approximately $0.1 million. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Total royalty bearing sales on xMAP and MultiCode technology reported to us were $247.1 million and $1.8 million, respectively, for the six months ended June 30, 2015 as compared to $225.1 million and $1.7 million, respectively, for the six months ended June 30, 2014.

Assay revenue increased 20% to $49.7 million for the six months ended June 30, 2015 from $41.5 million for the six months ended June 30, 2014. The increase in assay revenue is driven primarily by an increase in both of our primary assay portfolios: infectious disease testing and genetic testing assay products which increased 14% and 30% from the first six months of 2014, respectively.  Additionally, infectious disease testing and genetic testing assay products represented 65% and 35%, respectively, of total assay revenue in the six months ended June 30, 2015, compared to 67% and 33%, respectively, in the six months ended June 30, 2014. Our largest customer, by revenue, accounted for 50% of total assay revenue for the six months ended June 30, 2015 compared to 49% for the six months ended June 30, 2014. No other customer accounted for more than 10% of total assay revenue during those periods. Certain genetic testing assay products revenue from our largest customer is under significant pressure from competing technologies and, although timing is uncertain, the loss of that revenue, if it materializes, could have an impact in excess of $1 million per month on our assay revenue.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, remained flat at $4.7 million for the six months ended June 30, 2015 and the six months ended June 30, 2014.  As of June 30, 2015, we had 1,674 Luminex systems covered under extended service agreements and $4.4 million in deferred revenue related to those contracts. As of June 30, 2014, we had 1,589 Luminex systems covered under extended service agreements and $4.3 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments from our development agreement with Merck and revenue from agreements with U.S. government agencies, decreased to $6.2 million for the six months ended June 30, 2015 compared to $6.3 million for the six months ended June 30, 2014.

Gross Profit. Gross profit increased to $83.5 million for the six months ended June 30, 2015, as compared to $78.1 million for the six months ended June 30, 2014. Gross margin (gross profit as a percentage of total revenue) was 72% for the six months ended June 30, 2015, an increase from 70% for the six months ended June 30, 2014, primarily driven by the increased concentration of sales in our higher margin items (assays, consumables and royalties) as compared to the prior year period, representing 80% of revenue for the six months ended June 30, 2015 compared to 77% for the six months ended June 30, 2014. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense decreased to $21.7 million, or 19% of total revenue, for the six months ended June 30, 2015 from $22.4 million, or 20% of total revenue, for the six months ended June 30, 2014. The decrease in research and development expense was primarily the result of the savings in materials spending associated with advancement in the ARIES development phases, including transitioning from development work in the prior year period to beginning clinical trials in the current year period, and decreased depreciation expense and stock compensation costs.  Research and development headcount as of June 30, 2015 was 199 as compared to 215 as of June 30, 2014. The focus of our research and development activities has been the development and clinical validation of our next generation sample-to-answer platform for our ARIES system.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased modestly to $40.5 million for the six months ended June 30, 2015 from $40.4 million for the six months ended June 30, 2014.  Selling, general and administrative headcount as of June 30, 2015 was 292 as compared to 289 as of June 30, 2014. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 35% in the first six months of 2015, compared to 36% for the first six months of 2014.

Restructuring costs. We recorded total pre-tax restructuring charges of $1.3 million in the first six months of 2014. The portion of these charges that pertained to the non-cash impairment of inventory and certain employee separation costs, $1.0 million, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash impairment of property and equipment together with certain employee separation costs, $0.3 million, was recorded to restructuring costs within our operating expenses. No restructuring charges were recorded in the first six months of 2015.

Other Income, net. Other income, net increased to $1.0 million for the six months ended June 30, 2015 from a loss of $20,000 for the six months ended June 30, 2014. The increase was due to the receipt of additional escrowed funds from the liquidation of our minority interest in a private company in 2013, which resulted in an additional gain of $0.9 million in the current year period.

Settlement of litigation. An expense of $7.1 million was recorded in the second quarter of 2015 associated with the settlement of litigation with ENZO. The expense associated with the settlement is for partial consideration of a license, dismissal of litigation, releases, and covenants granted by ENZO. See Note 12 - Commitments and Contingencies to our condensed consolidated financial statements for further discussion.

Income taxes. Our effective tax rate for the six months ended June 30, 2015 was 24%, or $3.2 million, as compared to 17%, or $2.2 million, for the six months ended June 30, 2014. As a result of the partial release of Canadian deferred tax assets valuation allowance in the fourth quarter of 2014, we are recording income tax expense on profits generated in our Canadian subsidiary and as a result expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items such as the tax benefit of the litigation settlement in the current period. We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$111,064	$91,694
Short-term investments	10,003	—
Long-term investments	6,005	15,975
	$127,072	$107,669

As of June 30, 2015, we held cash and cash equivalents, short-term investments and long-term investments of $127.1 million and had working capital of $163.0 million. At December 31, 2014, we held cash and cash equivalents and long-term investments of $107.7 million and had working capital of $146.7 million. The $19.4 million increase in cash, cash equivalents and investments is primarily attributable to operating cash flows of $31.5 million, coupled with $0.7 million in proceeds from our employee stock purchase plan and stock option exercises, which funded our capital expenditures of $12.6 million, which was primarily related to expenditures for ARIES cassette automation. Based on our belief that our current general and administrative cost structure could support significant growth without significant addition, we expect to generate incremental cash and investments on a quarterly basis absent any significant strategic investments or operational initiatives.

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

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities and the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2015. One of our short term capital requirements is the completion of our current in-process research and development project related to our acquisition of GenturaDx, the foundation of our ARIES system, which is scheduled to be completed and commercialized in the fourth quarter of 2015.  The estimated aggregate cost to complete this project is less than $1.0 million. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners' consumable purchasing patterns; (iv) execution of partnership agreements that include significant up front license fees; (v) our stock repurchase programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration.  See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2014 10-K and our other filings with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns as of June 30, 2015 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of June 30, 2015, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, Hong Kong dollar and Yen. For example, some fixed asset purchases and certain expenses in our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  Transactions in our Netherlands, Japanese and Hong Kong subsidiaries are primarily denominated in Euros, Yen and Hong Kong dollars, respectively. The majority of transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, Renminbi and Hong Kong dollar exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $683,000 on foreign currency denominated asset and liability balances as of June 30, 2015. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction gain of $1,000 was included in determining our consolidated results for the quarter ended June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 30, 2012, Abbott Laboratories, Inc. ("Abbott") was named as a defendant in a complaint filed by ENZO Life Sciences, Inc. (ENZO) in U.S. District Court in Delaware for alleged infringement of U.S. Patent 7,064,197 as a result of Abbott's distribution of Luminex's xTAG Respiratory Viral Panel.  Luminex and Abbott entered into an agreement requiring Luminex to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of Luminex's xTAG Respiratory Viral Panel. The complaint sought unspecified monetary damages and injunctive relief.  Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, Luminex intervened in the lawsuit. On January 2, 2013, ENZO filed additional claims against Luminex, alleging infringement of U.S. Patent 7,064,197 resulting from Luminex's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of U.S. Patent 8,097,405 resulting from Luminex's sale of MultiCode products.  Luminex filed an answer to ENZO's additional claims on January 28, 2013.  On October 2, 2013, ENZO filed additional claims against Luminex, alleging infringement of U.S. Patent 6,992,180 resulting from Luminex’s sale of MultiCode products.  Luminex filed an answer to ENZO’s additional claims on October 21, 2013.

Effective July 2, 2015, Luminex agreed to pay ENZO $7.1 million to settle the litigation. This settlement resulted in the entry of orders dismissing (i) with prejudice all claims, counterclaims and causes of action asserted by ENZO against Luminex, (ii) without prejudice all claims, counterclaims and causes of action asserted by Luminex against ENZO, (iii) with prejudice all claims, counterclaims and causes of action solely under U.S. Patent 7,064,197 asserted in the litigation by ENZO against Abbott and (iv) without prejudice all claims, counterclaims and causes of action relating solely to U.S. Patent 7,064,197 asserted by Abbott against ENZO; and resulted in the grant to the Company and its affiliates of a fully paid, non-exclusive, worldwide license under the patents asserted in the complaint. In addition, the Company and ENZO released each other from certain claims related to the above-referenced patents, including the claims and counterclaims asserted in the complaint. ENZO further released Abbott from certain claims, including those asserted in the complaint, related solely to U.S. Patent 7,064,197. The settlement was entered into solely by way of compromise and does not constitute an admission or concession by Luminex of any liability or wrongdoing.

On November 1, 2013, Irori Technologies, Inc. ("Irori") filed a complaint against Luminex in U.S. District Court in the Southern District of California alleging infringement of its U.S. Patents 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products.  Luminex filed a motion to dismiss on January 9, 2014.  Irori filed its response to our motion to dismiss on February 7, 2014.  The court granted the motion to dismiss without prejudice on February 25, 2014.  On March 18, 2014, Irori filed an amended complaint, again alleging infringement of U.S. Patents 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products.  The complaint seeks unspecified monetary damages and injunctive relief.  Luminex filed an answer to Irori’s amended complaint on April 2, 2014.  On June 10, 2014, Luminex filed with the USPTO’s Patent Trial and Appeal Board a total of five petitions for inter partes review ("IPR") seeking to invalidate the claims of the three patents involved in the litigation.   On June 17, 2014, Luminex filed a motion to stay proceedings in the district court pending the USPTO’s resolution of the IPR of Irori’s patents.  Irori filed its opposition to the motion to stay on July 7, 2014, and Luminex filed a reply on July 14, 2014.  On July 16, 2014, the court granted Luminex’s motion to stay the case until the earlier of i) a determination by the United States Patent and Trademark Office that reexamination proceedings will not take place or ii) the conclusion of reexamination proceedings and appeals.  On December 11, 2014, the USPTO's Patent Trial and Appeal Board instituted review on all five IPR petitions that Luminex filed.
On March 5, 2015 Luminex and Irori reached a settlement.  The settlement amount was not material. On March 19, 2015 the district court dismissed Irori's lawsuit with prejudice. On March 26, 2015, the IPR petitions were terminated.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2015 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/15 - 4/30/15	108	$16.06	—	$—
5/1/15 - 5/31/15	166	17.00	—	—
6/1/15 - 6/30/15	1,181	17.21	—	—
Total Second Quarter	1,455	$17.10	—	$—
(1) Total shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents

10.1#	Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as Annex A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 14, 2015).

10.2#	Form of Restricted Share Award Agreement for Directors for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan.

10.3#	Form of Restricted Share Unit Agreement for Directors for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2015

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1#	Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as Annex A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 14, 2015.

10.2#	Form of Restricted Share Award Agreement for Directors for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan.

10.3#	Form of Restricted Share Unit Agreement for Directors for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.