Form 10-Q
period 2015-09-30
LUMINEX CORP
filed 2015-11-03
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 43,061,720 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on November 2, 2015.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	1

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014	2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015 and 2014	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

SIGNATURES AND EXHIBITS	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,553	$91,694
Short-term investments	12,006	—
Accounts receivable, net	26,161	28,272
Inventories, net	29,315	36,616
Deferred income taxes	5,125	12,203
Prepaids and other	9,694	8,235
Total current assets	201,854	177,020
Property and equipment, net	48,037	39,945
Intangible assets, net	53,927	56,382
Deferred income taxes	15,129	15,400
Long-term investments	4,003	15,975
Goodwill	49,619	49,619
Other	3,758	3,185
Total assets	$376,327	$357,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,283	$11,841
Accrued liabilities	13,005	14,118
Deferred revenue	4,373	4,407
Total current liabilities	26,661	30,366
Deferred revenue	2,119	2,297
Other	5,041	4,869
Total liabilities	33,821	37,532
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 42,168,578 shares as of September 30, 2015; 41,805,962 shares at December 31, 2014	42	42
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	315,803	309,424
Accumulated other comprehensive loss	(1,095)	(744)
Retained earnings	27,756	11,272
Total stockholders' equity	342,506	319,994
Total liabilities and stockholders' equity	$376,327	$357,526

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue	$60,601	$56,684	$177,259	$168,877
Cost of revenue	18,789	17,674	51,958	51,766
Gross profit	41,812	39,010	125,301	117,111
Operating expenses:
Research and development	10,093	10,327	31,748	32,719
Selling, general and administrative	21,236	21,423	61,740	61,838
Amortization of acquired intangible assets	777	964	2,455	2,949
Restructuring costs	—	1,300	—	1,653
Total operating expenses	32,106	34,014	95,943	99,159
Income from operations	9,706	4,996	29,358	17,952
Interest expense from long-term debt	—	—	—	(6)
Other income, net	13	(15)	964	(35)
Settlement of litigation	—	—	(7,300)	—
Income before income taxes	9,719	4,981	23,022	17,911
Income taxes	(3,317)	569	(6,538)	(1,670)
Net income	$6,402	$5,550	$16,484	$16,241

Other comprehensive loss:
Foreign currency translation adjustments	(20)	(410)	(375)	(814)
Unrealized gain (loss) on available-for-sale securities, net of tax	2	(15)	24	(14)
Other comprehensive loss	(18)	(425)	(351)	(828)
Comprehensive income	$6,384	$5,125	$16,133	$15,413

Net income per share, basic	$0.15	$0.13	$0.39	$0.39
Shares used in computing net income per share, basic	42,152	41,714	42,041	41,496

Net income per share, diluted	$0.15	$0.13	$0.39	$0.39
Shares used in computing net income per share, diluted	42,556	42,381	42,354	42,127

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$6,402	$5,550	$16,484	$16,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,411	3,400	9,733	10,935
Stock-based compensation	3,099	2,622	7,768	7,052
Deferred income tax (benefit) expense	176	(3,568)	6,207	(1,048)
Excess income tax (benefit) expense from employee stock-based awards	14	(1,315)	1,005	(1,315)
(Gain) loss on sale or disposal of assets	(62)	48	(743)	231
Non-cash restructuring charges	—	1,192	—	2,388
Other	(25)	(28)	(128)	(360)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,985)	203	2,101	3,742
Inventories, net	3,364	(1,943)	7,414	(3,465)
Other assets	764	(829)	(1,629)	(792)
Accounts payable	1,238	1,227	(2,536)	(878)
Accrued liabilities	(3,466)	4,922	(3,078)	407
Deferred revenue	(36)	46	(212)	53
Net cash provided by operating activities	10,894	11,527	42,386	33,191
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(8,000)	—	(10,996)
Maturities of available-for-sale securities	—	2,996	—	7,509
Purchase of property and equipment	(2,731)	(5,540)	(15,299)	(11,795)
Proceeds from sale of assets	—	5	893	44
Acquired technology rights	(650)	—	(852)	(64)
Net cash used in investing activities	(3,381)	(10,539)	(15,258)	(15,302)
Cash flows from financing activities:
Payments on debt	—	—	—	(1,621)
Proceeds from employee stock plans and issuance of common stock	977	327	1,690	3,807
Excess income tax (benefit) expense from employee stock-based awards	(14)	1,315	(1,005)	1,315
Net cash provided by financing activities	963	1,642	685	3,501
Effect of foreign currency exchange rate on cash	13	(217)	46	(191)
Change in cash and cash equivalents	8,489	2,413	27,859	21,199
Cash and cash equivalents, beginning of period	111,064	86,710	91,694	67,924
Cash and cash equivalents, end of period	$119,553	$89,123	$119,553	$89,123

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the “Company” or “Luminex”) in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K").

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

The Company recorded pre-tax restructuring charges primarily consisting of the non-cash impairment of inventory, intangible assets and property and equipment, together with employee separation costs, which primarily included severance pay and other separation costs such as outplacement services and benefits. The Company recorded non-cash impairment charges of $2.8 million in 2014, including a write-down of goodwill of $1.2 million resulting from the disposal of the manufacturing facility in Brisbane, Australia.  See Note 6 — Goodwill and Other Intangible Assets. In addition, the Company measured and accrued the facilities exit costs, primarily consisting of cease-use losses recorded upon vacating the facilities, at fair value upon the Company's exit in the third quarter of 2014. As the final restructuring costs were paid in the fourth quarter of 2014, there is no remaining balance of accrued restructuring costs as of September 30, 2015 or December 31, 2014.

2013 Restructuring Plan	Year Ended December 31, 2014

Non-cash impairment charges:
Inventory	$1,183
Property and equipment	494
Goodwill	1,159
Employee separation costs	154
Facility exit costs	69
Other	41
Total charges	$3,100
Recorded to cost of revenue	1,218
Recorded to restructuring costs	$1,882

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments.  Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  As of September 30, 2015 and December 31, 2014, all of the Company’s marketable securities were classified as available-for-sale.  Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date.  The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of September 30, 2015 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Cash equivalents	$3,610	$—	$—	$3,610
Government sponsored debt securities	8,003	6	—	8,009
Non-government sponsored debt securities	4,000	—	(3)	3,997
Total current securities	15,613	6	(3)	15,616
Noncurrent:
Government sponsored debt securities	1,997	3	—	2,000
Non-government sponsored debt securities	2,001	2	—	2,003
Total noncurrent securities	3,998	5	—	4,003

Total available-for-sale securities	$19,611	$11	$(3)	$19,619

Available-for-sale securities consisted of the following as of December 31, 2014 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Cash equivalents	$3,569	$—	$—	$3,569
Total current securities	3,569	—	—	3,569
Noncurrent:
Government sponsored debt securities	10,000	—	(11)	9,989
Non-government sponsored debt securities	6,002	—	(16)	5,986
Total noncurrent securities	16,002	—	(27)	15,975

Total available-for-sale securities	$19,571	$—	$(27)	$19,544

There were no proceeds from the sales of available-for-sale securities during the three and nine months ended September 30, 2015 or 2014. Realized gains and losses on sales of investments are determined using the specific identification method.  Realized gains and losses are included in Other income, net in the Consolidated Statements of Comprehensive Income. All of the Company's available-for-sale securities with gross unrealized holding losses as of September 30, 2015 and December 31, 2014 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities as of September 30, 2015 and December 31, 2014, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	September 30, 2015	December 31, 2014
Due in one year or less	$12,006	$—
Due after one year through two years	4,003	15,975
	$16,009	$15,975

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

NOTE 4 — INVENTORIES, NET

Inventories are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method.  The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Parts and supplies	$14,679	$19,354
Work-in-progress	7,311	8,687
Finished goods	7,325	8,575
	$29,315	$36,616

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ended September 30, 2015.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements as of September 30, 2015 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$3,610	$—	$—	$3,610
Government sponsored debt securities	—	10,009	—	10,009
Non-government sponsored debt securities	—	6,000	—	6,000

	Fair Value Measurements as of December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$3,569	$—	$—	$3,569
Government sponsored debt securities	—	9,989	—	$9,989
Non-government sponsored debt securities	—	5,986	—	$5,986

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise.  The Company's goodwill is not expected to be deductible for tax purposes.

The current in-process research and development project is related to the Company's acquisition of GenturaDx, the foundation of our ARIES® System, in 2012. The Company received U.S. Food and Drug Administration ("FDA") clearance for the Company's ARIES® System and ARIES® HSV 1&2 Assay in October 2015. Therefore, we expect this in-process research and development project will be classified as finite-lived technology beginning in October 2015 and begin amortizing. The additional estimated amortization expense related to this project for 2016 through 2019 is estimated to be approximately $3.6 million per year, and approximately $25.6 million thereafter.

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

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	September 30, 2015	December 31, 2014
Balance at beginning of year	$49,619	$50,738
Allocation in disposal of Brisbane, Australia business (See Note 2)	—	(1,159)
Foreign currency translation adjustments	—	40
Balance at end of period	$49,619	$49,619

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2014
Balance as of December 31, 2013	$29,676	$7,952	$1,880	$40,100	$79,608
Foreign currency translation adjustments	28	6	10	—	44
Balance as of December 31, 2014	29,704	7,958	1,890	40,100	79,652
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2013	(16,272)	(2,326)	(715)	—	(19,313)
Amortization expense	(3,025)	(753)	(135)	—	(3,913)
Foreign currency translation adjustments	(28)	(6)	(10)	—	(44)
Accumulated amortization balance as of December 31, 2014	(19,325)	(3,085)	(860)	—	(23,270)
Net balance as of December 31, 2014	$10,379	$4,873	$1,030	$40,100	$56,382
Weighted average life (in years)	10	11	11

2015
Balance as of December 31, 2014	$29,704	$7,958	$1,890	$40,100	$79,652
Removal of fully amortized assets	(702)	(161)	(238)	—	(1,101)
Balance as of September 30, 2015	29,002	7,797	1,652	40,100	78,551
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2014	(19,325)	(3,085)	(860)	—	(23,270)
Amortization expense	(1,798)	(557)	(100)	—	(2,455)
Removal of fully amortized assets	702	161	238	—	1,101
Accumulated amortization balance as of September 30, 2015	(20,421)	(3,481)	(722)	—	(24,624)
Net balance as of September 30, 2015	$8,581	$4,316	$930	$40,100	$53,927
Weighted average life (in years)	10	11	11

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2015 (three months)	$777
2016	3,100
2017	2,144
2018	1,954
2019	1,954
Thereafter	3,898
13,827
IP R&D	40,100
$53,927

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

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Available-for-Sale Investments	Accumulated Other Comprehensive Loss Items
Balance as of December 31, 2014	$(727)	$(17)	$(744)
Other comprehensive loss (income) before reclassifications	(375)	24	(351)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive (loss) income	(375)	24	(351)
Balance as of September 30, 2015	$(1,102)	$7	$(1,095)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Before Tax	Tax Benefit	Net of Tax	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(19)	$—	$(19)	$(375)	$—	$(375)
Unrealized losses on available-for-sale investments	1	—	1	36	(12)	24
Other comprehensive income (loss)	$(18)	$—	$(18)	$(339)	$(12)	$(351)

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$6,402	$5,550	$16,484	$16,241
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	42,152	41,714	42,041	41,496
Effect of dilutive securities: stock options and awards	404	667	313	631
Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,556	42,381	42,354	42,127
Basic net income per share	$0.15	$0.13	$0.39	$0.39
Diluted net income per share	$0.15	$0.13	$0.39	$0.39

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Stock options to acquire approximately 0.6 million and 0.2 million shares for the three months ended September 30, 2015 and 2014, respectively, and 0.6 million and 0.2 million shares for the nine months ended September 30, 2015 and 2014, respectively, were excluded from the computations of diluted EPS because the effect of including those stock options would have been anti-dilutive.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the nine months ended September 30, 2015 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	825	$18.84
Granted	962	15.94
Exercised	(55)	13.84
Cancelled or expired	(21)	16.68
Outstanding as of September 30, 2015	1,711	$17.40

The Company had $7.8 million of total unrecognized compensation costs related to stock options as of September 30, 2015 that are expected to be recognized over a weighted average period of 3.28 years .

The Company’s restricted share activity for the nine months ended September 30, 2015 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested as of December 31, 2014	1,098	$19.63
Granted	276	15.95
Vested	(322)	19.17
Cancelled or expired	(152)	19.29
Non-vested as of September 30, 2015	900	$18.73

Restricted Stock Units (in thousands)	Shares
Non-vested as of December 31, 2014	658
Granted	122
Vested	(53)
Cancelled or expired	(195)
Non-vested as of September 30, 2015	532

As of September 30, 2015, there was $17.1 million and $3.9 million of total unrecognized compensation costs related to RSAs and RSUs, respectively. That cost is expected to be recognized over a weighted average period of 2.63 years for the RSAs and 2.12 years for the RSUs. The Company issues a small number of cash settled restricted stock units pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$238	$233	$742	$743
Research and development	725	726	1,705	1,862
Selling, general and administrative	2,136	1,663	5,321	4,447
Stock-based compensation costs reflected in net income	$3,099	$2,622	$7,768	$7,052

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Compensation and employee benefits	$9,335	$9,960
Income and other taxes	846	870
Warranty costs	459	488
Other	2,365	2,800
	$13,005	$14,118

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2014	$488
Warranty adjustments/settlements	(465)
Accrual for warranty costs	436
Accrued warranty costs as of September 30, 2015	$459

NOTE 11 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year.  The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the nine months ended September 30, 2015 was 28.40%, including amounts recorded for discrete events. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.  The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates.  The Company is utilizing its net operating losses and tax credits in the U.S., Canada and the Netherlands and currently expects a full year effective tax rate of less than 30%. Therefore, cash taxes to be paid are expected to continue to be less than 50% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various states.  Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2010 can still be reviewed by the taxing authorities. No other material changes to this liability are expected within the next 12 months.  For the nine months ended September 30, 2015, there were no material changes to the total amount of unrecognized tax benefits.  The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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

Because Luminex (i) has never paid any royalties to ENZO in the past, (ii) will not be required to pay any future or ongoing royalties to ENZO as a result of the settlement, (iii) has never recorded any revenue or expense related to ENZO in operating revenue or in operating expenses in the past, outside of legal fees, and (iv) believes that it does not infringe on any valid and enforceable claim with respect to the asserted patents, Luminex determined that this settlement of litigation expense was outside of operations. Luminex accordingly recorded the settlement as a separate, non-operating line item in the second quarter of 2015. Luminex made the $7.1 million payment to ENZO in July 2015.

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

NOTE 14 — SUBSEQUENT EVENTS

In October 2015, Luminex settled a lawsuit that we filed in 2013 against a third party alleging breach of contract and patent infringement for a $2.0 million lump sum payment.  We received the $2.0 million payment in October, 2015 and are recording the settlement as non-operating other revenue in the fourth quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2014
10-K.

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, new products including ARIES® and NxTAG®, assay sales, the projected fluctuation in consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and acquisition integration and the expected benefit of our future acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•	risks and uncertainties relating to market demand and acceptance of our products and technology in development, including ARIES® and NxTAG;

•	the uncertainty relating to increased focus on direct sales to the end user;

•	dependence on strategic partners for development, commercialization and distribution of products;

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

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict.  Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2014 10-K.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report, including in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

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

Our end user customers and partners, which include laboratory professionals performing research, clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible.  Luminex employs a two-pronged business model.  We have licensed our xMAP technology to partner companies, which in turn then develop products that incorporate the xMAP technology that our partners sell to end users. We develop and manufacture the proprietary xMAP laboratory instrumentation and the proprietary xMAP microspheres and sell these products to our partners. Our partners then sell xMAP instrumentation and xMAP-based reagent consumable products, which run on the instrumentation, to the end user laboratory. As of September 30, 2015, Luminex had 74 strategic partners, of which 47 have released commercialized reagent-based products utilizing our xMAP technology.  Additionally, we market and sell Luminex-developed and manufactured proprietary assay products and instrumentation directly to the end users through our direct sales force or distributors. As a result of the FDA clearance of the Company's ARIES® system and ARIES® HSV 1&2 Assay on October 5, 2015, we anticipate our direct sales force will begin marketing and selling this new technology in the fourth quarter of 2015.

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

Third Quarter 2015 Highlights

•	Consolidated revenue was $60.6 million for the quarter ended September 30, 2015, representing a 7% increase over revenue for the third quarter of 2014.

•
Assay revenue was $24.6 million for the quarter ended September 30, 2015, representing a 12% increase over assay revenue for the third quarter of 2014. Infectious disease sales comprised approximately 68% of total assay sales, with genetic testing sales representing 32% of total assay sales.

•
Partners reported $120.0 million of royalty bearing end user sales on xMAP technology for the quarter, a 2% increase over the third quarter of 2014, contributing to the 6% increase in royalty revenue as compared with the third quarter of 2014.

•	76% of consolidated revenue was attributable to our recurring revenue streams (consumable sales, royalty revenue and assay sales).

•	Submitted 510(k) applications to the FDA for the Company's ARIES® System and ARIES® HSV 1&2 Assay, which were cleared by the FDA on October 5, 2015.

•	Shipments of 307 multiplexing analyzers, which included 164 Luminex® 100/200TM systems, 113 MAGPIX® systems and 30 FLEXMAP 3D® systems.

•
Submitted a 510(k) application to the FDA for the Company's NxTAG® Respiratory Pathogen Panel that enables laboratories to both simultaneously detect 22 respiratory pathogens in a single closed tube system and accommodate the higher throughput required to respond to seasonal changes in demand.

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

Reimbursement Landscape

We may be impacted by future changes to the reimbursement landscape. Commercial payers may adopt coding and bundling requirements that are similar to those made by Medicare.  Further, in April 2014, the Protecting Access to Medicare Act ("PAMA") was enacted. Beginning in 2016, PAMA requires clinical laboratories to report to the Centers for Medicare and Medicaid Services ("CMS") the volume of each laboratory test and the price paid by private payers. CMS must set future Medicare fee schedules using weighted medians from these datasets. This requirement could exert downward pressure on Medicare reimbursement, because reimbursement rates for clinical laboratory services of commercial payors are often lower than rates paid by Medicare. We will continue to monitor the reimbursement landscape closely.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	commercial launch of our ARIES® system, the next generation sample-to-answer platform for our MultiCode-RTx technology, including in vitro diagnostic ("IVD") assays;

•	development of a pipeline of assays for the ARIES® system;

•	commercialization of the next generation of our Respiratory Viral Panel line of IVD assays;

•	development of the next generation chemistry for our ARIES® platform;

•	continued execution of our pharmacogenetic strategy;

•	continued execution of our direct sales strategy, including developing the infrastructure necessary to support our sales force, decreasing reliance on our distributors outside of the U.S.;

•	commercialization, regulatory clearance and market adoption of products, including commercialization of MultiCode analyte specific reagents outside of the United States;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	expansion and enhancement of our installed base and our market position within our identified target market segments;

•	adoption and use of our platforms and consumables by our customers for their testing services;

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	continued adoption and development of partner products incorporating Luminex technology through effective partner management.

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

Management believes there have been no significant changes during the quarter ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Selected consolidated financial data for the three months ended September 30, 2015 and 2014 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Variance	Variance (%)
Revenue	$60,601	$56,684	$3,917	7%
Gross profit	$41,812	$39,010	2,802	7%
Gross margin percentage	69%	69%	—%	N/A
Operating expenses	$32,106	$34,014	(1,908)	(6)%
Income from operations	$9,706	$4,996	4,710	94%

Total revenue increased by 7% to $60.6 million for the three months ended September 30, 2015 from $56.7 million for the comparable period in 2014. The increase was primarily attributable to an increase in system and assay sales, partially offset by decreased consumable sales.

A breakdown of revenue for the three months ended September 30, 2015 and 2014 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Variance	Variance (%)
System sales	$9,622	$7,624	$1,998	26%
Consumable sales	10,940	12,124	(1,184)	(10)%
Royalty revenue	10,249	9,690	559	6%
Assay revenue	24,639	22,056	2,583	12%
Service revenue	2,386	2,349	37	2%
Other revenue	2,765	2,841	(76)	(3)%
	$60,601	$56,684	$3,917	7%

We continue to experience revenue concentration in a limited number of customers. Four customers accounted for 50% (23%, 13%, 9% and 5%, respectively) of consolidated total revenue in the third quarter of 2015. For comparative purposes, these top four customers accounted for 56% (23%, 18%, 9% and 6%, respectively) of total revenue in the third quarter of 2014. No other customer accounted for more than 10% of consolidated total revenue during those periods.

Revenue from the sale of systems and peripheral components increased 26% to $9.6 million for the three months ended September 30, 2015 from $7.6 million for the three months ended September 30, 2014, due to the increase in the total multiplexing analyzer placements. We sold 307 multiplexing analyzers in the third quarter of 2015, which included 113 of our MAGPIX systems, as compared to 269 multiplexing analyzers sold for the corresponding prior year period, which included 122 MAGPIX systems. The increase in the number of multiplexing analyzers sold is primarily attributable to increased system placements through our partners in Asia and with a U.S. government agency. We anticipate that our increased focus on direct sales will drive the placement of reagent rental multiplexing analyzer systems in lieu of multiplexing analyzer system sales to distributors. For the three months ended September 30, 2015, five of our partners accounted for 229, or 75%, of total multiplexing analyzers sold. Five of our partners accounted for 225, or 85%, of total multiplexing analyzers sold for the three months ended September 30, 2014.

Consumable sales, comprised of microspheres and sheath fluid, decreased to $10.9 million for the three months ended September 30, 2015 from $12.1 million for the three months ended September 30, 2014.   During the three months ended September 30, 2015, we had 21 bulk purchases of consumables totaling approximately $8.3 million (75% of total consumable revenue), ranging from $0.1 million to $1.8 million, as compared with 19 bulk purchases totaling approximately $9.5 million (78% of total consumable revenue), for the three months ended September 30, 2014.  The decrease in revenue from bulk purchases in the third quarter of 2015 is the primary driver to the decrease in consumable revenue from the prior year quarter and is primarily the result of inventory challenges experienced by our largest partner, which is expected to affect consumable sales over the next several years.  However, excluding consumables from our largest partner for the three months ended September 30, 2015 and 2014, consumables from our remaining customers grew by 17% for the three months ended September 30, 2015 as compared to the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $7.7 million, or 70%, of consumable sales for the three months ended September 30, 2015 compared to $9.3 million, or 77%, of the total consumable sales for the three months ended September 30, 2014.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, increased 6% to $10.2 million for the three months ended September 30, 2015 from $9.7 million for the three months ended September 30, 2014.  This increase is the result of an increase in base royalties of approximately $0.5 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology as well as an increase in minimum royalty payments and royalty audit findings of approximately $0.1 million. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Total royalty bearing sales on xMAP and MultiCode technology reported to us were $120.0 million and $0.9 million, respectively, for the three months ended September 30, 2015 as compared to $117.4 million and $0.8 million, respectively, for the three months ended September 30, 2014.

Assay revenue increased 12% to $24.6 million for the three months ended September 30, 2015 from $22.1 million for the three months ended September 30, 2014. The increase in assay revenue is driven primarily by an increase in both of our primary assay portfolios: infectious disease testing assay products and genetic testing assay products which increased 15% and 5%, respectively, from the third quarter of 2014.  Additionally, infectious disease testing assay products and genetic testing assay products represented 68% and 32%, respectively, of total assay revenue in the third quarter of 2015, compared to 65% and 35%, respectively, in the third quarter of 2014. Our largest customer, by revenue, accounted for 53% of total assay revenue for the three months ended September 30, 2015 compared to 56% for the three months ended September 30, 2014. No other customer accounted for more than 10% of total assay revenue during those periods. Certain genetic testing assay products revenue from our largest customer is under significant pressure from competing technologies and, although timing is uncertain, the loss of that revenue, if it occurs, could have an impact in excess of $1 million per month on our assay revenue.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, remained flat at $2.4 million for the third quarter of 2015 compared to the third quarter of 2014.  As of September 30, 2015, we had 1,682 Luminex systems covered under extended service agreements and $4.3 million in deferred revenue related to those contracts. As of September 30, 2014, we had 1,609 Luminex systems covered under extended service agreements and $4.4 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments from our development agreement with Merck and revenue from agreements with U.S. government agencies, remained flat at $2.8 million for the three months ended September 30, 2015 compared to $2.8 million for the three months ended September 30, 2014.

Gross Profit. Gross profit increased to $41.8 million for the three months ended September 30, 2015, as compared to $39.0 million for the three months ended September 30, 2014. Gross margin (gross profit as a percentage of total revenue) was 69% for the three months ended September 30, 2015, consistent with the three months ended September 30, 2014.  The concentration of sales in our higher margin items (assays, consumables and royalties), represented 76% of revenue for the three months ended September 30, 2015 compared to 77% for the three months ended September 30, 2014. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense decreased to $10.1 million, or 17% of total revenue, for the three months ended September 30, 2015 from $10.3 million, or 18% of total revenue, for the three months ended September 30, 2014. The decrease in research and development expense was primarily the result of decreased personnel costs and consulting fees.  Research and development headcount as of September 30, 2015 was 199 as compared to 203 as of September 30, 2014. The focus of our research and development activities has been the development and clinical validation of our next generation sample-to-answer platform for our ARIES® system.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, remained relatively flat at $21.2 million for the three months ended September 30, 2015  from $21.4 million for the three months ended September 30, 2014, as increases in personnel costs and related stock compensation expenses were offset by decreases in legal fees resulting from the settlement of the ENZO litigation on July 2, 2015.  Selling, general and administrative headcount as of September 30, 2015 was 312 as compared to 287 as of September 30, 2014. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 35% in the third quarter of 2015, down from 38% in the third quarter of 2014.

Restructuring costs. We recorded total pre-tax restructuring charges of $1.3 million in the third quarter of 2014. The portion of these charges that pertained to the non-cash impairment of inventory and certain employee separation costs, $32,000, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash loss on disposal of our Brisbane, Australia business, certain employee separation costs and facility exit costs, $1.3 million, was recorded to restructuring costs within our operating expenses. No restructuring charges were recorded in the third quarter of 2015.

Income taxes. Our effective tax rate for the three months ended September 30, 2015 was 34%, or $3.3 million, as compared to 11%, or $0.6 million, for the three months ended September 30, 2014. As a result of the partial release of Canadian deferred tax assets valuation allowance in the fourth quarter of 2014, we are recording income tax expense on profits generated in our Canadian subsidiary. As a result, we expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Selected consolidated financial data for the nine months ended September 30, 2015 and 2014 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	Variance	Variance (%)
Revenue	$177,259	$168,877	$8,382	5%
Gross profit	$125,301	$117,111	8,190	7%
Gross margin percentage	71%	69%	2%	N/A
Operating expenses	$95,943	$99,159	(3,216)	(3)%
Income from operations	$29,358	$17,952	11,406	64%

Total revenue increased by 5% to $177.3 million for the nine months ended September 30, 2015 from $168.9 million for the comparable period in 2014. The increase was primarily attributable to an increase in assay and royalty revenue partially offset by decreased consumable sales.

A breakdown of revenue for the nine months ended September 30, 2015 and 2014 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	Variance	Variance (%)
System sales	$22,129	$22,328	$(199)	(1)%
Consumable sales	32,714	37,521	(4,807)	(13)%
Royalty revenue	32,024	29,215	2,809	10%
Assay revenue	74,323	63,602	10,721	17%
Service revenue	7,108	7,065	43	1%
Other revenue	8,961	9,146	(185)	(2)%
	$177,259	$168,877	$8,382	5%

We continue to experience revenue concentration in a limited number of customers. Four customers accounted for 50% (23%, 13%, 8% and 6%, respectively) of consolidated total revenue in the nine months ended September 30, 2015. For comparative purposes, these top four customers accounted for 52% (21%, 18%, 7% and 6%, respectively) of total revenue in the nine months ended September 30, 2014. No other customer accounted for more than 10% of consolidated total revenue during those periods.

Revenue from the sale of systems and peripheral components decreased 1% to $22.1 million for the nine months ended September 30, 2015 from $22.3 million for the nine months ended September 30, 2014, due to the decrease in the total multiplexing analyzer placements. We sold 734 multiplexing analyzers in the nine months ended September 30, 2015, which included 318 of our MAGPIX systems, as compared to 745 multiplexing analyzers sold for the corresponding prior year period, which included 296 MAGPIX systems. We anticipate that our increased focus on direct sales will drive the placement of reagent rental multiplexing analyzer systems in lieu of multiplexing analyzer system sales to distributors. For the nine months ended September 30, 2015, five of our partners accounted for 559, or 76%, of total multiplexing analyzers sold.  Five of our partners accounted for 579, or 77%, of total multiplexing analyzers sold for the nine months ended September 30, 2014.

Consumable sales decreased to $32.7 million for the nine months ended September 30, 2015 compared to $37.5 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we had 52 bulk purchases of consumables totaling approximately $24.4 million (75% of total consumable revenue), ranging from $0.1 million to $6.9 million, as compared with 48 bulk purchases totaling approximately $29.5 million (79% of total consumable revenue), for the nine months ended September 30, 2014.  The decrease in revenue from bulk purchases in the nine months ended September 30, 2015 is the primary driver to the decrease in consumable revenue from the prior year and is primarily the result of inventory challenges experienced by our largest partner, which is expected to affect consumable sales over the next several years.  In the nine months ended September 30, 2015 we have experienced approximately 80% of the expected 2015 negative impact on consumable revenue resulting from these inventory challenges of our largest partner. However, excluding consumables from our largest partner for the nine months ended September 30, 2015 and 2014, consumables from our remaining customers grew by 8% for the nine months ended September 30, 2015 as compared to the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $22.4 million, or 69%, of consumable sales for the nine months ended September 30, 2015 compared to $30.1 million, or 80%, of the total consumable sales for the nine months ended September 30, 2014, primarily resulting from the consumable inventory challenges experienced by our largest partner.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased 10% to $32.0 million for the nine months ended September 30, 2015 from $29.2 million for the nine months ended September 30, 2014.  This increase is the result of an increase in base royalties of approximately $2.8 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Total royalty bearing sales on xMAP and MultiCode technology reported to us were $367.1 million and $2.7 million, respectively, for the nine months ended September 30, 2015 as compared to $342.6 million and $2.6 million, respectively, for the nine months ended September 30, 2014.

Assay revenue increased 17% to $74.3 million for the nine months ended September 30, 2015 from $63.6 million for the nine months ended September 30, 2014. The increase in assay revenue is driven primarily by an increase in both of our primary assay portfolios: infectious disease testing and genetic testing assay products which increased 15% and 21%, respectively, from the first nine months of 2014.  Additionally, infectious disease testing and genetic testing assay products represented 66% and 34%, respectively, of total assay revenue in the nine months ended September 30, 2015, compared to 67% and 33%, respectively, in the nine months ended September 30, 2014. Our largest customer, by revenue, accounted for 51% of total assay revenue for the nine months ended September 30, 2015 compared to 52% for the nine months ended September 30, 2014. No other customer accounted for more than 10% of total assay revenue during those periods. Certain genetic testing assay products revenue from our largest customer is under significant pressure from competing technologies and, although timing is uncertain, the loss of that revenue, if it materializes, could have an impact in excess of $1 million per month on our assay revenue.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, remained flat at $7.1 million for the nine months ended September 30, 2015 and the nine months ended September 30, 2014.  As of September 30, 2015, we had 1,682 Luminex systems covered under extended service agreements and $4.3 million in deferred revenue related to those contracts. As of September 30, 2014, we had 1,609 Luminex systems covered under extended service agreements and $4.4 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments from our development agreement with Merck and revenue from agreements with U.S. government agencies, remained relatively flat at $9.0 million for the nine months ended September 30, 2015 compared to $9.1 million for the nine months ended September 30, 2014.

Gross Profit. Gross profit increased to $125.3 million for the nine months ended September 30, 2015, as compared to $117.1 million for the nine months ended September 30, 2014. Gross margin (gross profit as a percentage of total revenue) was 71% for the nine months ended September 30, 2015, an increase from 69% for the nine months ended September 30, 2014, primarily driven by the increased concentration of sales in our higher margin items (assays, consumables and royalties) as compared to the prior year period, representing 78% of revenue for the nine months ended September 30, 2015 compared to 77% for the nine months ended September 30, 2014. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense decreased to $31.7 million, or 18% of total revenue, for the nine months ended September 30, 2015 from $32.7 million, or 19% of total revenue, for the nine months ended September 30, 2014. The decrease in research and development expense was primarily the result decreased personnel costs, consulting fees, decreased depreciation expense and stock compensation costs.  Research and development headcount as of September 30, 2015 was 199 as compared to 203 as of September 30, 2014. The focus of our research and development activities has been the development and clinical validation of our next generation sample-to-answer platform for our ARIES® system.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, remained relatively flat at $61.7 million for the nine months ended September 30, 2015 from $61.8 million for the nine months ended September 30, 2014 as increases in marketing expenses, personnel costs and related travel expenses were offset by decreases in legal and professional fees with the settlement of the ENZO litigation.  Selling, general and administrative headcount as of September 30, 2015 was 312 as compared to 287 as of September 30, 2014. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 35% in the first nine months of 2015, compared to 37% for the first nine months of 2014.

Restructuring costs. We recorded total pre-tax restructuring charges of $2.7 million in the first nine months of 2014. The portion of these charges that pertained to the non-cash impairment of inventory and certain employee separation costs, $1.0 million, was recorded to cost of revenue. The portion of these charges that pertained to the non-cash loss on disposal of our Brisbane, Australia business, property and equipment together with certain employee separation costs, $1.7 million, was recorded to restructuring costs within our operating expenses. No restructuring charges were recorded in the first nine months of 2015.

Other Income, net. Other income, net increased to $1.0 million for the nine months ended September 30, 2015 from a loss of $35,000 for the nine months ended September 30, 2014. The increase was due to the receipt of additional escrowed funds from the liquidation of our minority interest in a private company in 2013, which resulted in an additional gain of $0.9 million in the current year period.

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

Income taxes. Our effective tax rate for the nine months ended September 30, 2015 was 28%, or $6.5 million, as compared to 9%, or $1.7 million, for the nine months ended September 30, 2014. As a result of the partial release of Canadian deferred tax assets valuation allowance in the fourth quarter of 2014, we are recording income tax expense on profits generated in our Canadian subsidiary and as a result expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items such as the tax benefit of the litigation settlement in the second quarter of 2015. We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$119,553	$91,694
Short-term investments	12,006	—
Long-term investments	4,003	15,975
	$135,562	$107,669

As of September 30, 2015, we held cash and cash equivalents, short-term investments and long-term investments of $135.6 million and had working capital of $175.2 million. At December 31, 2014, we held cash and cash equivalents and long-term investments of $107.7 million and had working capital of $146.7 million. The $27.9 million increase in cash, cash equivalents and investments is primarily attributable to operating cash flows of $42.4 million, coupled with $1.7 million in proceeds from our employee stock purchase plan and stock option exercises, which funded our capital expenditures of $15.3 million, which was primarily related to expenditures for ARIES® cassette automation. Based on our belief that our current general and administrative cost structure could support significant growth without significant addition, we expect to generate incremental cash and investments on a quarterly basis absent any significant strategic investments or operational initiatives.

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

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities and the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2015. One of our short term capital requirements is the completion of our current in-process research and development project related to our acquisition of GenturaDx, the foundation of our ARIES® system, which has been completed in the fourth quarter of 2015 and is being commercialized in the fourth quarter of 2015.  We received FDA clearance for the ARIES® System and ARIES® HSV 1&2 Assay after quarter-end, in October 2015. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above, include: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners' consumable purchasing patterns; (iv) execution of partnership agreements that include significant up front license fees; (v) our stock repurchase programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration.  See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2014 10-K and our other filings with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns as of September 30, 2015 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate.  Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of September 30, 2015, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, Hong Kong dollar and Yen. For example, some fixed asset purchases and certain expenses in our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  Transactions in our Netherlands, Japanese and Hong Kong subsidiaries are primarily denominated in Euros, Yen and Hong Kong dollars, respectively. The majority of transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, Renminbi and Hong Kong dollar exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $732,000 on foreign currency denominated asset and liability balances as of September 30, 2015. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $148,721 was included in determining our consolidated results for the quarter ended September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the third quarter of 2015 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/15 - 7/31/15	193	$17.36	—	$—
8/1/15 - 8/31/15	301	18.86	—	—
9/1/15 - 9/30/15	282	18.55	—	—
Total Third Quarter	776	$18.37	—	$—
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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2015

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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.