Form 10-K
period 2015-12-31
LUMINEX CORP
filed 2016-02-25
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________

FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended	December 31, 2015	or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]   No [X]

Based on the closing sale price of common stock on The NASDAQ Global Select Market on June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $692,312,097 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates.”

There were 43,144,310 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on February 23, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Safe Harbor Cautionary Statement

This annual report on Form 10-K contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, new products including the ARIES® system and NxTAG®, assay sales, consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and acquisition integration and the expected benefit of our future acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•	risks and uncertainties relating to market demand and acceptance of our products and technology, including the ARIES® system and NxTAG®;

•	our ability to successfully launch new products in a timely manner;

•	the uncertainty relating to increased focus on direct sales to the end user;

•	dependence on strategic partners for development, commercialization and distribution of products;

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

•
risks and uncertainties associated with implementing our acquisition strategy, our ability to identify acquisition targets including our ability to obtain financing, our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to recognize the benefits of our acquisitions;

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

___________________

Luminex®, xMAP®, xTAG®, NxTAG®, Luminex® 100/200™, Luminex® SD™, FLEXMAP 3D®, MicroPlex®, MAGPIX®, MagPlex®, SeroMAP™, xPONENT®, LumAvidin®, MultiCode®, EraGen®, SYNCT™ and ARIES® are trademarks of Luminex Corporation.  This report also refers to trademarks, service marks and trade names of other organizations.

PART I
ITEM 1. BUSINESS

Overview

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the diagnostics, pharmaceutical and life sciences industries.  These industries depend on a broad range of tests, called assays, to perform diagnostic testing and conduct life science research.

We have established a position in several segments of the life sciences industry by developing and delivering products that meet a variety of customer needs in specific market segments, including multiplexing, accuracy, precision, sensitivity, specificity, reduction of labor and ability to test for proteins and nucleic acids. These needs are addressed by our proprietary technology, which allows the end user in a laboratory to perform biological testing in a multiplexed format. Multiplexing allows for many different laboratory results to be generated from one sample with a single assay. This is important because our end user customers, which include laboratory professionals performing research and clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology such as our xMAP® (Multi-Analyte-Profiling) technology, the laboratory professional had to perform one assay at a time in a sequential manner, and if additional testing was required on a sample, a second assay would be performed to generate the second result, and so on until all the necessary tests were performed.

We have a full range of instruments using our xMAP technology: our LUMINEX 100/200™ systems offer 100-plex testing; our FLEXMAP 3D® system is our high-throughput, 500-plex testing system; and our MAGPIX® system provides 50-plex testing at a lower cost using imaging rather than flow cytometry. By using our xMAP technology, the end users are able to be more efficient by generating multiple simultaneous results per sample. We believe that this technology may also offer advantages in other industries, such as in food safety/animal health and bio-defense/bio-threat markets. Using the products Luminex has available today, up to 500 simultaneous analyte results can be determined from a single sample.

We primarily serve the diagnostics, pharmaceutical and life sciences industries by marketing products, including our testing equipment and assays, to various types of testing laboratories. We have a large installed base of systems that has grown primarily from the following:

•	placements made by partners who either:

•	license our xMAP technology and develop products that incorporate our xMAP technology into products that they then sell to end users, or

•
purchase our proprietary xMAP laboratory instrumentation and our proprietary xMAP microspheres and sell xMAP-based assay products and/or xMAP-based testing services, which run on the xMAP instrumentation, and pay a royalty to us; and

•	our direct sales force that focuses on the sale of molecular diagnostic assays that run on our systems.

As of December 31, 2015, we had 73 strategic partners, 48 of which have developed reagent-based products utilizing our technology. Luminex and these partners have sold approximately 12,684 xMAP-based instruments in laboratories worldwide as of December 31, 2015. Our remaining partners are in various stages of development and commercialization of products incorporating our technology.

A primary focus for our growth is the development and sale of molecular diagnostic assays utilizing our proprietary xMAP, xTAG® and NxTAG® technologies on our installed base of systems. We utilize a direct sales model for sales of these products, which is intended to take advantage of our increasing installed base of xMAP-based instrumentation.  Our assays are primarily focused on multiplexed applications for the human molecular clinical diagnostics market. Our assay products are currently focused on three segments of the molecular diagnostic testing market: human genetics, personalized medicine and infectious disease.

In addition to the sales to this installed based, we have recently received U.S. Food and Drug Administration (FDA) clearance for our ARIES® system. The ARIES® system is a sample to answer clinical test system that automates and integrates extraction of nucleic acid from a clinical sample, performs real-time polymerase chain reaction (PCR), and detects multiple signals generated by target specific probes. The ARIES® system is used with specific assays to measure multiple analytes indicative of infectious disease. The ARIES® system uses internal barcode scanning and other advanced features to minimize operator errors. Two independent modules each support from one to six cassettes, allowing both STAT and Batch testing. The ARIES® system can run both In Vitro Diagnostics (IVD) and MultiCode® Analyte Specific Reagents (ASRs) simultaneously with a common Universal Assay Protocol. An integrated touchscreen computer eliminates the need for a separate computer, stand-alone keyboard and mouse; thus maximizing valuable bench space. The ARIES® system was commercially launched in the fourth quarter of 2015. We also received FDA clearance for the ARIES® HSV (herpes simplex virus) 1&2 Assay in the fourth quarter of 2015.

Luminex was incorporated under the laws of the State of Texas in May 1995 and reincorporated in the State of Delaware in February 2000.

Available Information

Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “LMNX.”  Our principal executive offices are located at 12212 Technology Blvd., Austin, Texas 78727, and our telephone number is (512) 219-8020. Our website address is www.luminexcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC.  Information contained or accessible on our website is not incorporated by reference into this report and such information should not be considered to be part of this report except as expressly incorporated herein.  The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s website at www.sec.govU.  The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Questions regarding the public reference room may be directed to the SEC at 1-800-732-0330.

Industry Background

The life sciences industry uses assays to detect the presence and characteristics of certain biochemicals, proteins or nucleic acids in a sample. Drug discovery, genetic analysis, pharmacogenomics, clinical diagnostics and general biomedical research all use assays. For example, assays can be used to:

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

The life sciences customer can purchase assays in the form of complete off-the-shelf kits, develop them from scratch or utilize a customized service to meet the customer's specific needs.

The table below briefly describes the key assay technologies in the life sciences industry:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED

Sequencing	Instruments which “read” the nucleotide sequence of DNA or ribonucleic acid (RNA) by a variety of methods including Next Generation Sequencing methods	Biomedical research and clinical diagnostics
BioChips/Microarrays	High-density arrays of DNA fragments or proteins attached to a flat glass or silicon surface	Biomedical research and clinical diagnostics
Automated Immunoassays	Automated test tube-based instruments used for detecting antibodies, proteins and other analytes	Clinical diagnostics
Gels and blots	Physical separation of molecules or analytes for visualization	Biomedical research and clinical diagnostics
PCR methods	Tests which use PCR technology to test DNA and RNA	Nucleic acid testing in clinical diagnostics and biomedical research
Microfluidics chips	Miniaturized liquid handling system on a chip	Biomedical research and clinical diagnostics
Microtiter-plate based assays	Plastic trays with discrete wells in which different types of assays are performed, usually Enzyme-Linked Immuno-Sorbent Assay (ELISA) tests	Drug discovery, clinical diagnostics and biomedical research
Genotyping technologies	DNA primers or probes designed to identify small differences between DNA targets	Drug discovery, clinical diagnostics and biomedical research
Gene expression technologies	DNA primers or probes designed to measure the degree of transcriptional activity of a specific gene, indicating how active the cells are in making the protein encoded by that gene	Drug discovery, clinical diagnostics and biomedical research
Mass Spectrometry	Analytical technique and type of instrument used to identify the mass of ionized molecules or molecular fragments	Blood culture identification, pathogen fingerprinting

Our xMAP Technology

Our xMAP technology is an open architecture, multiplexing technology that combines existing biological testing techniques with illumination, advanced digital signal processing, detection and proprietary software. With our technology, discrete assays are performed on the surface of color-coded microspheres. These microspheres are read in a compact analyzer that utilizes lasers or light emitting diodes (LEDs), detectors, charge-coupled device imaging and high-speed digital signal processing to simultaneously identify the assay and measure the individual assay results. The key features of xMAP technology include the following:

•	Multi-analyte/multi-format

xMAP technology has been designed to simultaneously perform up to 500 distinct assays in a single tube or well of a microtiter plate using only a small amount of sample. Moreover, unlike most existing technologies that are dedicated to only one type of assay, xMAP can perform multiple types of assays including enzymatic, genetic and immunologic tests on the same instrumentation platform.

•	Flexibility/scalability

xMAP technology allows flexibility in customizing test panels. Panels can be modified to include new assays in the same tube by adding additional microsphere sets. It is also scalable, meaning that there is no change in the manufacturing process and only minimal changes to the required labor to produce a small or large number of microsphere-based tests.

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

Our technology can perform up to 500 tests in a single well permitting up to 96,000 tests to be detected in approximately one hour with only a small amount of sample.  Rapid sample analysis permits efficient use for high-throughput applications.

•	Ease of use

Most xMAP-based assays are simple to perform. A test sample is added to a solution containing microspheres that have been coated with reagents. The solution is then processed through one of our xMAP systems which incorporates proprietary software to automate data acquisition and analysis in real-time.

•	Cost effective

By performing multiple assays at one time, xMAP technology is designed to be cost effective for customers compared to competitive techniques such as ELISA or real-time PCR. By analyzing only those assays in which a customer is interested, xMAP is also more cost effective than most competing microarray technologies. In addition, microsphere-based assays are inexpensive compared to other technologies, such as chip based microarrays.

Two types of microspheres, polystyrene microspheres and polystyrene magnetic microspheres, are both fundamental components of the xMAP technology. We purchase and manufacture microspheres and, in a proprietary process, dye them with varying intensities of proprietary dyes to achieve up to 500 distinct colors. The specific dye proportions permit each color-coded microsphere to be readily identified based on its distinctive fluorescent signature. Our customers create assays by attaching different biochemical reactants to each distinctly colored microsphere set. These unique reactants bind, or capture, specific substances present in the test sample.  The microsphere sets can then be combined in test panels as required by the user, with a maximum of 500 tests per panel.  Customers can order either standard microspheres or magnetic microspheres.

To perform an assay using xMAP technology on our systems, a researcher attaches biomarker detectors such as antibodies or nucleic acid oligos to one or more sets of color-coded microspheres, which are then mixed with a test sample. This mixture is injected into the xMAP analyzer such as the Luminex 200 instrument where the microspheres pass single-file in a fluid stream through two laser beams. The first laser excites the internal dyes that are used to identify the color of the microsphere and the test being performed on the surface of the microsphere. The second laser excites a fluorescent dye captured on the surface of the microspheres that is used to detect the result of the assay taking place. Our proprietary optics, digital signal processors and software record the fluorescent signature of each microsphere and compare the results to the known identity of that color-coded microsphere set. The results are analyzed and displayed in real-time with data stored on the computer database for reference, evaluation and analysis.

Our xMAP technology is currently being used within various segments of the life sciences industry, which includes the fields of drug discovery and development, and for clinical diagnostics, bio-defense, food safety and biomedical research.

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

Our MultiCode technology is based upon a unique assay chemistry that is a flexible platform for both real-time PCR and multiplex PCR-based applications. MultiCode-based PCR assays are primarily used for the detection of infectious diseases and genetic-based conditions. We have multiple molecular diagnostic assays based on the MultiCode chemistry. MultiCode products are based upon the unique MultiCode bases, isoC and isoG. The synthetic isoC:isoG DNA base pair differs from the naturally occurring base pairs in its hydrogen bonding pattern. As a result, the MultiCode bases, isoC and isoG, can only pair with each other, but can co-exist with naturally occurring nucleotide pairs. This property enables site-specific incorporation of the isobases during amplification. The MultiCode base pair is recognized by naturally occurring enzymes and can be used for the specific placement of reporter molecules and to increase the molecular recognition capabilities of hybridization-based assays. The MultiCode base pair enables solutions to complex molecular challenges that were previously not possible with natural nucleic acid alone.

We have multiple assay development activities ongoing and these activities are focused in the areas of infectious disease, human genetics, and pharmacogenomics.  In the fourth quarter of 2015, we received FDA clearance for our ARIES® system and ARIES® HSV 1&2 Assay as well as our NxTAG Respiratory Pathogen Panel (RPP) Assay, and will submit additional assay products to the FDA for clearance to expand our ARIES® system test menu. We have plans to submit additional assay products to regulatory authorities in 2016, including the FDA and foreign equivalents, for clearance in order to comply with established guidelines across the jurisdictions in which we participate.

Business Strategy

Our Company’s current focus is the transition from a technology-based tools company to a market-based diagnostic company and the establishment of Luminex as a market leader in the molecular diagnostic market. To achieve these objectives, we have implemented and are pursuing the following strategies:

•	Focus on key markets

We have identified the following key market segments: (i) molecular infectious disease, (ii) genetic or inherited disease, (iii) human leukocyte antigen (HLA) transplant diagnostics, (iv) pharmacogenetic testing, (v) immunodiagnostics, (vi) life sciences research and (vii) bio-defense, or bio-threat testing. We will continue to employ a combination of a partnership-driven business model and a product-driven business model focused on selected market segments and assay applications.

•	Develop and deliver market-leading molecular diagnostic platforms and assays

Our research and development and our acquisitions have expanded the breadth of technology and solutions we offer our customers to meet their needs. We acquired the MultiCode RTx real-time PCR technology for both quantitative and qualitative low-plex real-time PCR assays and the GenturaDx IDbox sample to answer platform, which is compatible with our MultiCode RTx technology, to provide our customers with a complete system for their real-time PCR assays. The GenturaDx IDbox was further developed and launched as the ARIES® system. A key focus currently is the development of additional assay products for our ARIES® system. The ARIES® system, when combined with our proprietary real-time PCR chemistry and a new menu of highly automated assays that we are developing, is designed to offer a differentiated, easy to use diagnostic solution. The ARIES® system is designed to help clinical diagnostic laboratories overcome their daily challenges: minimizing healthcare cost increases while maintaining the overall quality of healthcare, the scarcity of highly trained laboratory personnel and limited lab bench space. The ARIES® system offers barcode-based data entry, an efficient workflow, a slim design that occupies minimal bench space, universal assay protocols that enable true walkaway automation and ability to simplify laboratory developed tests (LDTs).

•	Develop next generation products

We have focused resources on improving the simplicity and ease of use of our multiplex products through the development of a new version of our multiplex PCR technology. This new NxTAG chemistry enables customers to experience streamlined workflow without sacrificing throughput. We recognize that the crucial aspect of our current technology that we want to preserve for our larger customers is the ability to process anywhere from 1 to 96 patients in a single batch. This throughput flexibility and capacity is a crucial aspect for tests like our xTAG Respiratory Viral Panel (RVP), in which seasonality and local outbreaks can cause testing volumes to surge unpredictably. We offer the convenience of a one-step workflow with the throughput of a batch-based system. In addition, products using this new chemistry are expected to have the convenience of room temperature shipping and storage. We released our NxTAG RPP product in 2015. Additionally, we continue pursuing projects such as the development of consumables, automation, software and the expansion and enhancement of our multiplexing capabilities to advance our technologies and market acceptance.

We have developed a full range of multiplexing instruments and consumables to cover a broad range of customer applications and budgets.  We have developed, and continue to improve, our proprietary chemistries for our multiplex assays in areas such as human genetic testing, personalized medicine testing and infectious disease testing. All of these technology solutions provide our customers with a breadth of innovative solutions to meet their many testing needs.

In the fourth quarter of 2015, we launched our sample to answer platform, ARIES® system. We also received FDA clearance for the ARIES® HSV 1&2 Assay in the fourth quarter of 2015.

In addition, we are collaborating with industry participants, biomedical research institutions and government entities to develop additional products on our platform. We continuously consider other adjacent markets where our platform and assay offerings would be beneficial.

•	Actively pursuing acquisitions that could accelerate our business strategies

We utilize analytical tools and an evaluation template to assess potential acquisition targets to accelerate our business strategies in the key markets described above. This approach led to several successful acquisitions historically, including the acquisition of GenturaDx in 2012, which is the foundation of our ARIES® system. We actively evaluate opportunities to enhance our capabilities or our access to targeted markets or technologies, or provide us other advantages in executing our business strategies in our key markets.

•	Continue to develop the partnership channel focused in select key markets

As of December 31, 2015, 48 of our 73 strategic partners have developed and commercialized xMAP based assay products and are paying royalties to us.  We also have strategic partners who distribute Luminex products.  During 2015, the 48 strategic partners who have commercialized xMAP based assay products accounted for approximately 68% of our total revenue and all of our strategic partners represented approximately 73% of our total revenue. We intend to continue pursuing opportunities to expand market acceptance of xMAP technology through development, marketing and distribution partnerships with leading companies in the life sciences markets. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base.  Furthermore, our partners’ investments in research and development for xMAP applications provide Luminex xMAP customers with more assay product options than any one company or Luminex could develop and commercialize individually.

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

Products

Instruments

Luminex® LX 100/200™. The Luminex LX 100/200 Systems are compact analyzers that integrate fluidics, optics and digital signal processing to perform up to 100 assays simultaneously in a single tube or well of a microtiter plate using only a small amount of sample. By combining semiconductor lasers with digital signal processors and microcontrollers, these systems perform rapid, multi-analyte profiles under the control of a Windows®-based personal computer and our proprietary software.

FLEXMAP 3D®.  The FLEXMAP 3D system is intended for use as a general laboratory instrument in markets, including but not limited to, life science research and diagnostics. This device can simultaneously measure up to 500 analytes from a single sample and offers increased speed and enhanced ease-of-use and serviceability.   Like our Luminex LX 100/200 Systems, the FLEXMAP 3D system combines semiconductor lasers with digital signal processors and microcontrollers and these systems perform rapid, multi-analyte profiles under the control of a Windows®-based personal computer and our proprietary software.

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

ARIES®. The ARIES® system is a sample to answer real-time PCR platform. The ARIES® system uses internal barcode scanning and other advanced features to minimize operator errors. Two independent modules each support from one to six cassettes, allowing for both STAT and Batch testing. The ARIES® system can run both IVD assays and MultiCode ASRs simultaneously with a common Universal Assay Protocol. An integrated touchscreen computer eliminates the need for a separate computer, stand-alone keyboard and mouse; thus maximizing valuable bench space.

Consumables

MicroPlex® Microspheres. Our xMAP systems use polystyrene microspheres that are approximately 5.6 microns in diameter. We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to 100 distinct color sets. Each microsphere can carry the reagents of an enzymatic, genetic or immunologic assay.

MagPlex® Microspheres.  These microspheres feature super-paramagnetic properties that make them ideal for running automated xMAP-based assays.  We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to 500 distinct color sets.  These microspheres can be moved or held in place by a magnetic field. Many automated systems utilize magnetic properties to automate the performance of the assay. Automating sample testing using MagPlex microspheres on a robotic sample preparation system decreases hands-on technician time, improves precision and streamlines workflow.

xTAG® Microspheres. These dyed microspheres are linked to a set of 100 proprietary nucleic acid capture sequences providing a “universal array” for DNA and RNA work.  They are designed for conducting genotyping and other nucleic acid-based experiments in the life sciences, pharmaceutical and clinical diagnostic markets. When used in conjunction with our Luminex systems, the xTAG microspheres are designed to simplify the molecular assay development process and increase assay flexibility. The xTAG microspheres may be used by customers to develop LDT assays and are the chemistry used for the Luminex xTAG assays.

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

ARIES® Cassettes. ARIES® cassettes are self-contained assay consumables designed to run a fully automated, sample to answer molecular assay on the ARIES® system. The cassettes make use of proprietary injection-molded parts, as well as MultiCode and other reagents, to perform automated extraction, purification, elution, amplification and testing of nucleic acid testing from a variety of different sample types.

Software

xPONENT®.  Our xPONENT software is included in all of our xMAP instruments and enhances both ease-of-use and automation capabilities expanding xMAP functionality in our core markets. The software suite incorporates important features, all designed to simplify laboratory workflow and increase productivity, including enhanced security (21 CFR Part 11 compliance and electronic signatures), integration capabilities that allow customers to transmit and receive data from Laboratory Information Systems (LIS/LIMS), integration with the most popular automated sample preparation systems, the ability to run magnetic bead applications and touch-screen capability. xPONENT is sold on new Luminex 100, 200, FLEXMAP 3D, and MAGPIX systems and is available as an upgrade to the existing Luminex systems in the marketplace.

Assay Product Families

A product family consists of two or more assay products which are focused on similar or related markets.  Each assay consists of a combination of chemical and biological reagents and our proprietary bead technology used to perform diagnostic and research assays on samples.  As of February 23, 2016 the following product families are commercially available:

Respiratory Viral Family

This family of products includes xTAG RVP, xTAG RVP FAST and NxTAG RPP, the newest version of the original RVP assay with greatly simplified workflow and time to results.  These IVD products enable our laboratory end users to identify the causative agent for respiratory infections, a major cause of illness and mortality globally, for physicians and their patients.

Gastrointestinal Pathogen Detection Family

The xTAG Gastrointestinal Pathogen Panel assay enables laboratory end users to identify the pathogens causing infectious gastroenteritis, which is a major cause of morbidity and mortality globally.

MultiCode Assays and Products Family

This product family includes our FDA-cleared HSV 1&2 Assay as well as a number of analyte specific reagents and other products.  These products are generally designed to detect infectious agents in clinical samples using our proprietary MultiCode RTx real-time PCR chemistry.

ARIES® Assays and Products Family

This product family includes our FDA-cleared ARIES® HSV 1&2 Assay, as well as other ARIES® assays in development.

Cystic Fibrosis Family

These FDA-cleared and Conformité Européenne (CE) marked IVD kits include the first-ever IVD assays for cystic fibrosis (CF) genotyping.  Current recommendations by the American College of Medical Genetics and the American College of Obstetricians and Gynecologists include screening for 23 mutations in the CF transmembrane conductance regulator gene. The xTAG CF kits screen for these mutations in addition to a variety of other important CF mutations, commonly found in the ethnically diverse North American and European populations.  These kits are typically used for screening newborns and for diagnosing adult carriers of the CF gene.

Pharmacogenetics Product Family

This product family includes assays used to determine the drug metabolism status of individuals for specific medications.  All products include genotyping of genes encoding different cytochrome P450 drug metabolizing enzymes.  This type of  information is typically used to determine if a patient will need a lower or higher dose of a specific drug, or whether the patient should be switched to a different medication altogether.  Two of the products in this category are the FDA-cleared CYP2D6 and CYP2C19 assays used for identifying patients with variants that affect the metabolism and efficacy of some pharmaceutical compounds.

Specialty Product Family and Instrumentation

This family of products includes a variety of assays targeted towards specialty, niche markets.

In addition to the commercially available assays, we are an original equipment manufacturer (OEM) of custom reagents and instrumentation for certain of our customers.

Sales and Marketing

Our sales and marketing strategy is to expand the installed base and utilization of xMAP, xTAG and MultiCode product lines, as well as drive a successful launch for our newest products: NxTAG RPP and ARIES® system.  We are focused on generating recurring revenues from the sale of Luminex developed assays, microspheres and other consumables, as well as from royalties on kits and testing services developed or performed by partners. We have two key elements to our sales and marketing strategy: i) marketing internally developed assays directly to end users and ii) building and maintaining long-term relationships with Luminex’s strategic partners. Luminex's strategic partners include clinical diagnostic, pharmaceutical and life sciences companies that develop applications and/or perform testing using our technology platforms. Some partners also distribute the xMAP systems to their customers.

We sell the xMAP and MultiCode product lines primarily through a direct sales channel instead of through distributors. Building a direct relationship with customers is a critical component of Luminex's sales and marketing strategy to launch new, innovative products such as NxTAG RPP and ARIES® system. NxTAG RPP is a next generation product to replace the successful xTAG RVP assay. NxTAG RPP offers a streamlined workflow and enhanced product performance to customers. The ARIES® system program began with the acquisition of GenturaDx in July 2012 to secure a real-time PCR system for the previously acquired EraGen MultiCode product line. After the acquisition of GenturaDx, we obtained customer feedback that ultimately transformed the GenturaDx IDbox into the ARIES® system. Critical inputs of customer feedback resulted in a system redesign to better meet customer needs, including eliminating the external computer in lieu of an integrated touchscreen. The ARIES® system takes up less bench space than competitive systems. In addition, the unique cassette design and off instrument user defined protocol application enables customers to run LDTs and ASRs along with their IVD assays. Finally, SYNCTTM, an innovative data management software solution that compiles data from multiple ARIES® systems and xMAP systems, was released at the end of 2015. Enabling user defined protocols will accelerate Luminex's menu pipeline, and SYNCT meets customer needs in the laboratory, assisting laboratories to better leverage their data to decrease laboratory costs and improve patient care.

Outside of Luminex's direct molecular diagnostic business, we continue to work with strategic partners as the primary distribution channel for our xMAP systems, and we will continue to pursue new partnerships focusing on partners with market presence in the key partner segments described above.  Some of our strategic partners develop application-specific kits for use on our xMAP systems that they, in turn, sell to their customers, thereby generating royalties for us. Certain strategic partners also perform testing services for third parties using our xMAP products, which also results in royalty revenue.  Luminex also contracts with distributors to purchase and resell the xMAP systems and consumables in geographic or application-specific areas not covered by strategic partners.

We update our strategic partner listing regularly to reflect results of partner consolidations due to mergers and acquisitions, commercial sales inactivity, as well as termination or expiration of existing non-performing partner agreements. As of December 31, 2015, we had 73 strategic partners, compared to approximately 66 strategic partners as of December 31, 2014.  During 2015, 48 strategic partners with commercialized products utilizing xMAP technology submitted royalties. As of December 31, 2015, 48 of these strategic partners with commercialized products remain, of which 26 companies principally serve the clinical diagnostics market and 22 companies principally serve the life science research market. Revenues through these commercialized, royalty-submitting, strategic partners constituted 68% of our revenues for 2015. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ assay development capabilities, customer relationships and distribution channels, we believe that we can continue to achieve measurable market penetration and product adoption. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology.

We also serve as an OEM provider for certain strategic partners that choose to sell components of the xMAP product line as an embedded system under their own branding and marketing efforts.

Customers

In each of the last three years, one or more customers or partners each accounted for more than 10% of our total revenues. Laboratory Corporation of America (LabCorp) accounted for 24%, 21% and 18% of our total revenues in 2015, 2014 and 2013, respectively.  Thermo Fisher Scientific, Inc. accounted for 13%, 17% and 17% of our total revenues in 2015, 2014 and 2013, respectively.  No other customer or partner accounted for more than 10% of our total revenues in 2015, 2014 or 2013; however, Bio-Rad Laboratories, Inc. accounted for 8%, 7% and 9% of our total revenues in 2015, 2014 and 2013, respectively. The loss of any of these customers or partners could have a material adverse effect on our business, financial condition and results of operations.

International Operations

We currently sell our products to a number of customers outside the United States, primarily including customers in Canada, Europe and the Asia-Pacific region.  For the annual periods ended December 31, 2015, 2014 and 2013, foreign sales to customers totaled $37.3 million, $39.0 million, and $35.1 million, respectively, representing 16%, 17% and 16%, respectively, of our total revenues for such periods.  We have foreign subsidiaries in Canada, the Netherlands, the People’s Republic of China, Japan, and Hong Kong, which increase our international support, service and marketing capabilities.  Sales to territories outside of the U.S. are primarily denominated in U.S. dollars.  We believe that our activities in some countries outside the U.S. involve greater risk than our domestic business due to the foreign economic conditions, exchange rate fluctuations, local commercial and economic policies and political uncertainties.  See Note 17 to our Consolidated Financial Statements.

Technical Operations

Our Technical Operations Group provides technical assistance to our customers, our distributors, our strategic partners and their customers. Most of our technical operations personnel have experience as biologists, biochemists or electrical engineers and have extensive experience in academic, industrial and commercial settings. Cross training is a major focus, as is empowering group members to solve problems outside their primary assignment.

Remote Support

Our technical support department assists users primarily through a toll-free hotline, internet interface and e-mail communications.  We deliver “24/7” remote technical support with our staff based at our Austin and Toronto locations and from our European, Chinese and Japanese subsidiaries to better serve our customer base.  Personnel assist our distributors, strategic partners and customers in inquiry and complaint management related to Luminex products, system implementation and development of their assays. A comprehensive software and database system is utilized to track customer interactions, follow trends and measure utilization. The information is categorized and presented to management for regular review.

Training

Through our training group, we offer comprehensive programs in basic system training, advanced assay development, instrument field service and technical support functions. A significant part of our training material is now web-based and available online.  Our classroom training is delivered locally, with our staff based at our Austin, Toronto, European, Chinese or Japanese offices. For larger customers who have many users, such as our strategic partners, training may be performed on-site at their locations.

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

Research and Development

Our research and development groups work to develop next generation systems, chemistries, assays and software to provide new, innovative products to our customers. Our research and development expense for the years ended December 31, 2015, 2014 and 2013, was $42.7 million, $43.1 million and $45.0 million, respectively, including customer-sponsored research funding of $0.4 million, $0.7 million and $0.8 million, respectively.

Our current research and development projects include:

•	New platform & technology development

We have continued the evolution of the ARIES® system for sample to answer molecular diagnostic automated testing. This involves continuing design and development of new instrument versions, consumables and software, as well as the development of new assay chemistries based on the ARIES® system.

•	Simplified assay products

Our research and development group has been working on a pipeline of new assays for use on the ARIES® system. These automated assays are primarily in the area of infectious disease testing.

We have also developed a new, easy-to-use chemistry for running multiplexed tests in 96-well plates. This chemistry combines our xTAG and xMAP technologies into a simple to use, closed-tube format. The first product using this streamlined format, the NxTAG RPP, launched in 2015.

•	Partnership projects

Luminex is working with the Defense Threat Reduction Agency of the United States government to develop a tactical diagnostic instrument. Luminex on occasion collaborates on other partnered research programs.

Manufacturing

Luminex has approximately 60,700 square feet of manufacturing space located at our principal executive offices in Austin, Texas.  We recently expanded this space to enable ARIES® system cassette automation.  In addition, we have approximately 10,000 square feet of manufacturing space located in Madison, Wisconsin and approximately 6,000 square feet of manufacturing space located in Toronto, Canada.

We initially certified our Quality Management System (QMS) to the ISO 9001:2000 standard and in 2010 updated our certification to ISO 9001:2008.  ISO is an internationally recognized standard for quality management systems.  Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards.  Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification.  Also, we have our QMS certified to the ISO 13485:2012 Quality Management Standard and the Canadian Medical Devices Regulation (CMDR).  These standards include a special set of requirements specifically related to the supply of medical devices and related services.  Additionally, we manufacture to current FDA "Good Manufacturing Practice" requirements and our QMS is implemented in accordance with FDA Quality System Regulations (21 CFR 820).

Supply Chain

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

Instruments

Component suppliers and contract manufacturers provide certain components and component assemblies of our xMAP and ARIES® systems. The remaining assembly and manufacturing of our systems are performed at our facility in Austin, Texas. The quality control and quality assurance protocols are all performed at our facility.  Parts and component assemblies that comprise our technology systems are obtained from a number of sources.  We have identified alternate sources of supply for several of our strategic parts and component assemblies.  Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability and flexible purchasing terms with respect to the purchase of such components.  As of December 31, 2015, a total of 12,684 Luminex multiplexing analyzers had been shipped since inception.

Microspheres

We procure our undyed, standard Microplex microspheres and manufacture our magnetic Magplex carboxylated polystyrene microspheres.  We synthesize our dyes and manufacture our dyed microspheres using a proprietary method in our Austin, Texas manufacturing facility in large lots.  We dye the microspheres with varying intensities of red and near infrared dyes to produce our distinctly colored microsphere sets. We currently purchase the standard polystyrene microspheres from one supplier, in accordance with a supply agreement. We believe this agreement will help ensure microsphere availability and flexible purchasing terms with respect to the purchase of such microspheres. While we believe the microspheres will continue to be available from our supplier in quantities sufficient to meet our production needs, we believe our in-house manufacturing capabilities along with other potential suppliers would provide sufficient microspheres for us if given adequate lead-time to manufacture the microspheres to our specifications.

Assays and Reagents

Component suppliers and contract manufacturers produce certain components of our xMAP-based and MultiCode-based developed reagents. The remaining assembly and manufacturing of our developed kits are performed at one of our facilities in Austin, Texas; Toronto, Canada or Madison, Wisconsin. The quality control and quality assurance protocols are all performed at our facilities.  Reagents, consumables and other raw material that comprise our kits are obtained from a number of sources.

In addition to developed assay kits, increasing regulatory requirements coupled with rising demand for new clinical applications are driving demand for laboratory developed tests. Our proprietary technologies and platforms offer a unique combination of flexibility and throughput, as our systems' open architecture, software and standard protocols allow our customers the ability to use our proprietary reagents to validate and verify a new test, while being able to utilize the same system to handle increasing volumes once the assay is commercialized.

Competition

We design our xMAP systems and consumables for use by customers across the various segments of the life sciences, pharmaceutical and clinical diagnostic industries. Our xTAG, NxTAG, MultiCode and ARIES® products are developed specifically for the molecular diagnostic segment. Our competition includes companies marketing conventional testing products based on established technologies such as ELISA, real-time PCR, mass spectrometry, gene sequencing, biochips, arrays and flow-based technologies as well as companies developing their own advanced testing technologies.

The pharmaceutical industry is a large market for the genomic, protein and high-throughput screening applications supported by xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic and protein testing can be performed by products available from Affymetrix, Inc., Life Technologies Corporation (a Thermo Fisher Scientific, Inc. brand), Becton, Dickinson and Company, Illumina, Inc., Qiagen N.V., Meso Scale Discovery (a division of Meso Scale Diagnostics LLC), Quanterix Corporation and PerkinElmer, Inc., among others.

Our diagnostic market competitors include, among others, Abbott Laboratories, Life Technologies Corporation (a Thermo Fisher Scientific, Inc. brand), BioFire Diagnostics, Inc. (a bioMérieux company), Cepheid, GenMark Dx, Roche Diagnostics, Siemens Medical, Hologic, Inc., Alere, Inc., Quidel Corporation, Focus Diagnostics (Quest Labs) and Illumina, Inc. Some of these companies have technologies that can perform a variety of established assays. In addition, certain of these companies offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.

Competition within the academic biomedical research market is highly fragmented. There are hundreds of suppliers to this market including, among others, Amersham Pharmacia Biotech, a part of GE Healthcare, Life Technologies Corporation (a Thermo Fisher Scientific, Inc. brand) and Becton, Dickinson and Company.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality agreements.  We have filed for registration or obtained registration for trademarks used with our products and key technologies.

We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our current and anticipated customer base. We currently own 364 issued patents worldwide, including over 131 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technology include France, Germany, the United Kingdom, Australia, Japan, Netherlands, Canada, Hong Kong and China, amongst others. In addition, our patent portfolio includes 199 pending patent applications in the United States and other foreign jurisdictions.  We believe our patents and pending claims provide, or will provide, protection for systems and technologies that allow real-time multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold patents covering the precision-dyeing process used in the manufacture of our fluorescent microspheres and patents covering digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. In addition, multiple granted patents and pending applications describe aspects of Multicode technology, xTAG technology, the ARIES® system and NxTAG technology.

The source code for our proprietary software is protected as a trade secret and/or as a copyrighted work. Aspects of this software also are covered by an issued patent.

We also rely on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with strategic partners, third parties, employees and consultants. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original works of expression and any corresponding patents and copyrights arising from their work for us. See Item 1A, "Risk Factors - The property rights we rely upon to protect the technologies underlying our products may not be adequate to maintain market exclusivity. Inadequate intellectual property protection could enable third parties to exploit our technologies or use very similar technologies and could reduce our ability to distinguish our products in the market."

Government Regulation

Our products are generally considered medical devices and are subject to regulation by numerous government agencies, including the FDA and similar agencies outside the United States. To varying degrees, each of these agencies require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices. Our business is also affected by the United States and foreign patient privacy laws, cost containment initiatives and environmental health and safety laws and regulations. The primary laws and regulations that are unique to our business are described below.

Food and Drug Administration

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of our products is subject to regulation in the United States by the FDA.  FDA regulations require that certain products have pre-marketing clearance or approval by the FDA and require certain products to be manufactured in accordance with the FDA’s “Good Manufacturing Practice” requirements. This requires that some products be extensively tested, and all to be properly labeled to disclose test results, performance claims and limitations.  Unless an exemption applies, before we can introduce a new product into the U.S. market, we must obtain FDA clearance by premarket notification 510(k) or similar pathway, or obtain premarket approval (PMA).

If we can establish that our product is “substantially equivalent” to a pre-amendment or previously cleared device for which the FDA has not called for premarket approvals, we may seek clearance from the FDA to market the product by submitting a 510(k). The 510(k) requires the support of appropriate data, including, in some cases, clinical data establishing the claim of substantial equivalence to the satisfaction of the FDA. A number of 510(k) clearances for our products have been obtained.

Where a product is not deemed as substantially equivalent to a pre-amendment or previously cleared device, a more rigorous PMA process is required. This PMA process requires us to independently demonstrate that the new medical device product is safe and effective by collecting data regarding design, materials and human clinical data. Only if the FDA determines there is reasonable assurance that the medical device is safe and effective, will the FDA authorize the device’s commercial release. The PMA process is much more detailed, time-consuming and expensive than the 510(k) process.

Numerous post-marketing regulatory requirements apply for our products, including, certain recordkeeping and reporting requirements, such as FDA’s medical device and corrections/removal reporting regulations. The FDA enforces its requirements by inspection and market surveillance. FDA has authority to take various administrative and legal actions against us if we or our products fail to comply with relevant legal or regulatory requirements. Such could include warning letters, product seizures, product recalls or withdrawals and/or other civil or criminal sanctions.

We manufacture versions of the Luminex instruments for use with diagnostic assay kits that are available through our strategic partners. For FDA purposes, the Luminex systems are IVD cleared and are considered components of our partners’ kit products. Kits manufactured by our strategic partners used in conjunction with our technology, may be subject to clearance or approval before they can be marketed and sold and are generally subject to FDA requirements such as Good Manufacturing Practices and others. Our partners are also subject to a number of other requirements in the Food, Drug, and Cosmetic Act and its regulations, such as Good Clinical Practice requirements, Device Registration and Listing, and compliance with the FDA's current Good Manufacturing Practice regulations. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, servicing, installation and distribution of all finished medical devices intended for human use. Our strategic partners are also subject to other pre-market and post-market controls such as labeling, complaint handling, medical device reporting, corrections and removals reporting and record keeping requirements. Upon evidence of non-compliance with applicable regulations, FDA can detain or seize products, request or, in certain circumstances, require a recall, impose operating restrictions, enjoin future violations, recommend criminal prosecution to the Department of Justice and/or assess civil and criminal penalties against our strategic partner, us, or our officers and our employees. Other regulatory agencies may have similar powers. In addition, various federal and state statues and regulations govern or influence the manufacturing, safety, storage of our products and components as well as our record-keeping. There can be no assurance that such requirements will always be met without interruption, or that the FDA will file, clear or approve our strategic partners’ submissions.

We also manufacture kit products intended for Research Use Only applications (not for diagnostic use), kits that are IVD cleared for diagnostic use (currently regulatory classification of Class I and II), and Investigational Use Only or clinical applications. Although certain products intended for research use only are not currently subject to clearance or approval by the FDA, research use only products fall under the FDA’s jurisdiction if they are used for clinical rather than research purposes. Further, even where a product is not otherwise subject to clearance or approval by the FDA, the FDA, in order to limit sales to those who use the products for research only, can determine the manner in which we can market and sell our products and/or the types of customers to which we can market and sell our products.

Consideration of Research Use Only products including genetic analysis tools, and the process and extent of regulating Laboratory Developed tests in which our technology may be used, is presently underway at the Agency. The nature and extent of rule changes and policy initiatives, and its effects on present and future products, and impact on our business in this area cannot be predicted.

Laboratories that purchase certain of our products are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), requiring laboratories to meet specified standards in areas such as personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Adverse interpretations of current CLIA regulations or future changes in CLIA regulations could have an adverse effect on sales of any affected products.

Certain of our instruments use lasers to detect assay results. Therefore, we are required to ensure that these products comply with FDA regulations pertaining to the performance of laser products. The Radiation Control for Health and Safety Act, administered by the FDA, imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices that emit radiation.  These regulations are intended to ensure the safety of laser products by establishing standards to prevent exposure to excessive levels of laser radiation. There can be no assurance that the FDA will agree with our interpretation and implementation of these regulations.

Foreign Jurisdictions

Medical device laws and regulations are also in effect in many countries outside of the United States ranging from comprehensive pre-approval requirements for medical products, to simpler requests for product data or certification. The number and scope of these requirements is increasing. There can be no assurance that we, and our strategic partners, will be able to obtain any approvals that may be required to market xMAP technology products outside the United States. In addition, we may incur significant initial and/or ongoing costs in obtaining or maintaining our foreign regulatory approvals. Further, the export by us of products that have not yet been cleared for domestic commercial distribution is subject to FDA or other export requirements and/or restrictions.

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

We produce CE marked products, which are subject to a number of different European Union (EU) Directives, including, but not limited to, the In Vitro Diagnostic Devices Directive (98/79/EC). CE marking of our products is currently by self-declaration, not issued by a third party, based on the intended uses of our products. A product that is not CE marked is automatically considered to be non-compliant. The law is enforced through market surveillance by appointed national enforcement agencies. Imported products are checked for compliance at customs offices.

No in vitro device or accessory may be placed on the market or put into service unless it satisfies the essential requirements set forth in the IVDD. Devices considered to meet the essential requirements must bear the CE marking of conformity, placed by the manufacturer, when introduced on the market. A manufacturer placing devices on the market in its name must notify its national competent authorities.

There can be no assurance that the EU member states will agree with our interpretation and implementation of these regulations as it pertains to classification of our products. The failure by us or our strategic partners to comply with the IVDD could have a material adverse effect on our business.

The State Food and Drug Administration, P.R. China (SFDA), is the government regulation authority in charge of safety management of drug, food, health food and cosmetics for the People’s Republic of China. The SFDA issues certificates that are required for registration and approval to import our products into China. Certificates are also subject to periodic recertification requirements.  We have received certificates for the “Luminex System,” which combines the Luminex 100 and Luminex 200 into one product, and for our MAGPIX system.

Failure by us, or our strategic partners, to comply with applicable current federal, state and foreign medical product laws and regulations could have a material adverse effect on our business. Federal, state and foreign regulations regarding the manufacture and sale of medical devices and components of such devices are continually subject to future changes. We cannot predict what impact, if any, such changes might have on our business, but any such change could have a material impact.

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

RoHS

RoHS stands for “The Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment” and implements EU Directive 2002/95, which bans the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl and polybrominated diphenyl ether flame retardants.

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

Environmental

We are subject to federal, state and local laws and regulations relating to the protection of human health and the environment. In the course of our business, we are involved in the handling, storage and disposal of certain chemicals and biohazards. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Some of these environmental laws and regulations impose “strict liability,” rendering a party liable without regard to negligence or fault on the part of such party. Such environmental laws and regulations may expose us to liability for environmental contamination, including remediation costs, natural resource damages and other damages as a result of the conduct of, or conditions caused by, us or others or for acts that were in compliance with all applicable laws at the time such acts were performed. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. Although it is our policy to use generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on, under or from other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigation, remediation and monitoring requirements under federal, state and local environmental laws and regulations. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or other liabilities. We do not believe that we have been required to expend material amounts in connection with our efforts to comply with environmental requirements or that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Because the requirements imposed by such laws and regulations may frequently change and new environmental laws and regulations may be adopted, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position. Moreover, the modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations or the adoption of new environmental laws or regulations may also negatively impact our strategic partners, which in turn could have a material adverse effect on us and other similarly situated component companies.

Other Government Regulations

Our operations in the United States are subject to various federal and state fraud and abuse laws, including, without limitation, the federal anti-kickback statute and state and federal marketing compliance laws. These laws may impact our operations directly or indirectly through our customers, and may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. We are also subject to statutes in foreign jurisdictions that prohibit commercial bribery and certain activities with customers or potential customers. The laws that may affect our ability to operate include the following foreign laws, federal laws and their counterparts at the state level in addition to various implementing regulations:

•the federal Anti-kickback Statute and state anti-kickback prohibitions;
•the federal physician self-referral prohibition, commonly known as the Stark Law, and state equivalents;
•the federal Health Insurance Portability and Accountability Act of 1996, as amended;
•the Medicare civil money penalty laws and exclusion provisions;
•the federal False Claims Act civil and criminal penalties and state equivalents;
•U. K. Bribery Act of 2010;
•the Foreign Corrupt Practices Act, which applies to our international activities; and
•the Physician Payment Sunshine Act.

Other

Based on the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "Health Reform Law"), the Internal Revenue Service (IRS) implemented a medical device excise tax of 2.3% of the sale price on non-exempt medical devices. This tax on manufacturers, producers and importers has not had, nor do we expect it to have, a material impact on our operations. A two-year moratorium on this tax took effect on January 1, 2016 under the Protecting Americans from Tax Hikes Act of 2015.

Employees

As of February 23, 2016 and December 31, 2015, respectively, we had a total of 797 and 806 employees and contract employees, as compared with 745 as of December 31, 2014.  The year over year increase is primarily the result of the addition of sales and marketing employees focused on direct sales to our end customers, as well as personnel added related to production, regulatory clearance and quality control for our ARIES® system and our bead products and assays.  None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

Seasonality

Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, sales of our Respiratory Viral products have demonstrated seasonal fluctuations consistent with the onset and decline of influenza-like illnesses.

Segment Reporting

During the fourth quarter of 2014, following the appointment of our new CEO, Luminex evaluated its historical reporting segments: the Technology and Strategic Partnership (TSP) segment and the Assays and Related Products (ARP) segment. As a result of this evaluation and based upon how our Chief Executive Officer, as Chief Operating Decision Maker, and our management team collectively manages our business, we determined that the two former segments were so integrated and interrelated that they no longer provided an accurate representation of our business when reported separately. Additionally, we also took actions to consolidate sales and service functions. As a result, effective with the fourth quarter of 2014, we viewed and began presenting our business as one operating segment. Accordingly, 2013 information has been restated to conform to the 2015 and 2014 presentation.

Financial information relating to our business for the years ended December 31, 2015, 2014 and 2013 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

Executive Officers of the Registrant as of February 23, 2016

Name	Age	Position

Nachum Shamir	62	President and Chief Executive Officer
Harriss T. Currie	54	Chief Financial Officer, Senior Vice President, Finance and Treasurer
Russell W. Bradley	51	Senior Vice President, Corporate Development and Chief Marketing Officer
Nancy M. Fairchild	62	Senior Vice President, Human Resources
Randall Myers	54	Senior Vice President, Global Manufacturing and Quality
Richard W. Rew II	48	Senior Vice President, General Counsel and Corporate Secretary

Nachum Shamir. Mr. Shamir joined the Company on October 14, 2014 as President and Chief Executive Officer and was elected to our Board. From 2006 to 2014, Mr. Shamir was the President, Chief Executive Officer and Director of Given Imaging Ltd., a developer of the PillCam capsule and manufacturer and marketer of diagnostic products for the visualization and detection of disorders of the gastrointestinal tract, which was acquired by Covidien PLC in early 2014. Mr. Shamir currently serves on the board of directors of Invendo Medical GmbH, a manufacturer and distributor of a single use and computer-assisted colonoscopy system. Mr. Shamir holds a Bachelor of Science from the Hebrew University of Jerusalem and a Masters of Public Administration from Harvard University.

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

Nancy M. Fairchild. Ms. Fairchild joined Luminex as Senior Director, Human Resources in March 2010.  She was promoted to Vice President, Human Resources in August 2012 and then promoted to Senior Vice President, Human Resources in January 2015.  Prior to Luminex, Ms. Fairchild served as Chief Administrative Officer and Vice President of Human Resources and Organizational Development for the Electric Reliability Council of Texas which provides the energy grid services for Texas, from 2006 to 2010. In this role she managed Strategic Planning, Project Management, Facilities and Human Resources.  Earlier in her career, she served as Vice President Human Resources for Esoterix, Inc., an international healthcare company specializing in laboratory services, from 2001 to 2006, the Sr. Vice President of Human Resources for Southern Union Company, a large natural gas conglomerate, from 1989 to 2001, and President of EnergyWorX, a training subsidiary, from 1996 to 2000. Ms. Fairchild is currently a member of the Board of Directors and Chair of the Audit Committee for Workforce Solutions, a local workforce development board in Texas, representing the biotech sector. She graduated with highest honors from Texas State University with a B.S. degree in Math Education and a Master’s degree in Counseling.

Randall Myers. Mr. Myers joined Luminex as Senior Vice President, Global Manufacturing and Quality, in March 2015. Prior to joining the Company, Mr. Myers accepted an early retirement from Applied Materials, Inc. (Applied Materials), a supplier of equipment services and software to enable the manufacture of semiconductor, flat panel display, glass, WEB and solar products, in 2012 and had been consulting in supply chain and manufacturing operations since that time. Prior to his retirement from Applied Materials, Mr. Myers held various positions at Applied Materials in manufacturing and operations from 1995-2012. In his final position with Applied Materials, Mr. Myers was Vice President of the Silicon Systems Group Global Planning & Business Operations. Mr. Myers attended Kettering University where he obtained a B.S. in Electrical Engineering.

Richard W. Rew II.  Mr. Rew joined Luminex as Vice President, General Counsel and Corporate Secretary in March 2015.  Prior to joining the Company, Mr. Rew served as Senior Vice President, General Counsel and Secretary at ArthroCare Corporation (ArthroCare), a medical device company, from December 2008 until it was acquired by Smith & Nephew in 2014. Mr. Rew joined ArthroCare in 2006 as its Vice President, Legal Affairs. Mr. Rew previously served as General Counsel of Activant Solutions Inc. from 2000 to 2006 and as General Counsel of EZCORP, Inc. from 1996 to 2000. Mr. Rew earned a B.A. in the Plan II Honors Program from the University of Texas at Austin and a J.D. from the University of Oklahoma College of Law. Mr. Rew is a Member of the State Bar of Texas.

ITEM 1A. RISK FACTORS

If we do not introduce new products in a timely manner, we may lose market share and be unable to achieve revenue growth targets.

We sell many of our products in industries characterized by rapid technological change, frequent new product and service introductions and evolving customer needs and industry standards. Many of the businesses competing with us in these industries have significant financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and established distribution channels to deliver products to customers. Our products could become technologically obsolete over time, or we may invest in technologies that do not lead to revenue growth or continue to sell products for which the demand from our customers is declining, in which case we may lose market share or not achieve our revenue growth targets. The success of our new product offerings will depend upon several factors, including our ability to:
•accurately anticipate customer needs;
•innovate and develop new technologies and applications;
•obtain required regulatory clearances;
•successfully commercialize new technologies in a timely manner;
•price our products competitively, and manufacture and deliver our products in sufficient volumes and on time; and
•differentiate our offerings from our competitors' offerings.

Many of our products are used by our customers to develop, test and manufacture their products. We must anticipate industry trends and consistently develop new products to meet our customers' expectations. In developing new products, we may be required to make significant investments before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers' needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenue. We may also suffer a loss in market share and potential revenue if we are unable to commercialize our products in a timely and efficient manner.

If our current products and our products under development do not become widely used in the life sciences, pharmaceutical and clinical diagnostics industries, we may not be able to maintain or increase profitability.

Life sciences, pharmaceutical and clinical diagnostic service provider companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. The commercial success of our products depends upon their widespread adoption as methods to perform assays. In order to be successful, we must convince potential partners and customers to utilize our system instead of other competing products. Market acceptance depends on many factors, including our ability to:

•	timely and successfully launch our products under development;

•	manage trends relating to, or the introduction or existence of, competing products or technologies that may be more effective, cheaper or easier to use than our products and technologies;

•
operate in a highly competitive marketplace, including in the presence of competing products sold by companies with longer operating histories, more recognizable names and more established distribution networks;

•	convince prospective strategic partners and customers that our products are an attractive alternative to others for pharmaceutical, research, clinical, biomedical and genetic testing and analysis;

•	encourage these partners to develop and market products using our technologies;

•	manufacture products in sufficient quantities with acceptable quality and at an acceptable cost;

•	obtain and maintain sufficient pricing and royalties from partners on such Luminex products; and

•	place and service sufficient quantities of our products, including the ability to provide the level of service required in the life science and clinical diagnostics market segments.

Because of these and other factors, our products may not gain or sustain sufficient market acceptance to maintain or increase profitability.  Additionally, we may have to write off excess or obsolete inventory if sales of our products are not consistent with our expectations or if the demand for our products changes.

The life sciences industry is highly competitive and subject to rapid technological change, and we may not have the technologies and resources necessary to compete successfully.

We compete with companies in the United States and abroad that are engaged in the development and production of similar products. We will continue to face intense competition from existing competitors and other companies seeking to develop and commercialize new technologies. Many of our competitors have access to greater financial, technical, scientific, research, marketing, sales, distribution, service and other resources than we do and may have longer operating histories or more recognizable brand names. These companies may develop technologies that are superior alternatives to our technologies or may be more effective at commercializing their technologies in products.

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

Several companies provide systems and reagents for DNA amplification or detection. Life Technologies Corporation (a Thermo Fisher Scientific, Inc. brand) and F. Hoffman-La Roche Ltd. (Roche) sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Life Technologies Corporation (a Thermo Fisher Scientific, Inc. brand), Roche, Abbott Laboratories, Becton Dickinson and Company, Qiagen N.V., Hologic, Inc., Meridian Bioscience, Inc., bioMérieux S.A., Illumina, Inc. and Quidel Corporation sell sequence detection systems, some with separate robotic batch DNA purification systems, and they also sell reagents to the clinical diagnostics market. Other companies offer molecular diagnostic tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products.

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

LabCorp, Thermo Fisher Scientific Inc., and Bio-Rad Laboratories, Inc., accounted for 45% of total revenue (24%, 13% and 8%, respectively) in the twelve months ended December 31, 2015. For comparative purposes, these same three companies accounted for 45% of total revenue (21%, 17% and 7%, respectively) in the twelve months ended December 31, 2014 and 44% of total revenue (18%, 17% and 9%, respectively) in the twelve months ended December 31, 2013.   No other customer accounted for more than 8% of total revenue during the twelve months ended December 31, 2015.  In total, for the years ended December 31, 2015 and 2014, our top five customers accounted for 54% and 55%, respectively, of our total revenue.  The loss of any of our significant direct customers, strategic partners or the loss of a material portion of the sales to these customers or partners could have a material adverse effect on our growth and future results of operations.

Delays in implementation, delays in obtaining regulatory approval, changes in strategy or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition and results of operations.

Our ability to enter into agreements with additional strategic partners depends in part on convincing them that our products can help achieve and accelerate their goals or efforts. We expend substantial funds and management efforts with no assurance that any additional strategic relationships will result. We cannot guarantee that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future strategic partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our xMAP technology, which may hinder or prevent strategic relationships. Delays in implementation of new products by our strategic partners, changes in their strategy, financial difficulties they experience, or delays in obtaining or their inability to obtain regulatory approval for their products could negatively affect our business. Termination of strategic relationships, the failure to enter into a sufficient number of additional strategic relationships on favorable terms, or disputes with our partners could reduce sales of our products, lower margins on our products and limit the market demand for and acceptance of our products.

As we pursue the development and registration of  products, regulation by governmental authorities in the United States and other countries will be a significant factor in the development, testing, production, and marketing of such products. Products that we develop in the molecular diagnostic markets will be regulated as medical devices by the FDA and other global governmental authorities and may require either receiving clearance following a pre-market notification process prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. Changes to the current regulatory framework, including additional or new regulations could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain regulatory approval of our products.

In most of our strategic partnerships we have granted non-exclusive rights with respect to commercialization of our products and technology.

We expect that a significant portion of our future revenues will come from sales of our systems and the development and sale of kits utilizing our xMAP consumables by our strategic partners and from use of our xMAP products by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot accurately predict future sales and royalty revenues because many of our existing strategic partner agreements do not include minimum purchase requirements or minimum royalty commitments. Some of our existing strategic partner agreements contain minimum purchase requirements for certain years, but unless renegotiated, those minimum purchase requirements could and do expire. In addition, we have no control with respect to our strategic partners’ sales personnel and how they prioritize products based on xMAP technology, nor can we control the timing of the development or release of products by our strategic partners. The amount of these revenues depends on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Furthermore, the development and marketing of certain kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties could be significantly reduced.

The property rights we rely upon to protect the technologies underlying our products may not be adequate to maintain market exclusivity. Inadequate intellectual property protection could enable third parties to exploit our technologies or use very similar technologies and could reduce our ability to distinguish our products in the market.

Our success depends, in part, on our ability to obtain, protect and enforce patents on our technologies and products and to protect our trade secrets, including the intellectual property of entities we may acquire. Any patents we own may not afford full protection for our technologies and products. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products that are not covered by our patents. Furthermore, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office and certain patent offices in foreign jurisdictions, and the approval or rejection of patent applications may take several years.

We currently own 364 issued patents worldwide, including 131 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technologies include France, Germany, the United Kingdom, Australia, Japan, Netherlands, Canada, Hong Kong and China, amongst others. In addition, our patent portfolio includes 199 pending patent applications in the United States and other foreign jurisdictions.  We also have patents covering key aspects of MultiCode and xTAG technology utilized in our assay products as well as our ARIES® system and NxTAG.

We seek to require employees, consultants, strategic partners and other third parties to execute confidentiality agreements. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. In addition, we have implemented a patent process to file patent applications on our key technologies. However, we cannot guarantee that these agreements or this patent process will provide us with adequate protection against improper use of our intellectual property or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisers have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary technology, techniques and products or counterfeit versions of our products or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to distinguish our products in the market.

In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. These legal proceedings could be expensive, take significant time and/or divert management’s attention from other business concerns. These proceedings may cause us to lose the benefit of some of our intellectual property rights, the loss of which may inhibit or preclude our ability to distinguish our products in the market. These proceedings also may provoke these third parties to assert claims against us. The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents like ours.

Our success depends partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.

We have been (and from time to time we may be) notified that third parties consider their patents or other intellectual property relevant to our products. We may be sued for infringing the intellectual property rights of others, including claims with respect to intellectual property of entities we may acquire.  In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe on the proprietary rights of others or that their rights are invalid or unenforceable. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. Furthermore, litigation is time-consuming and could divert management’s attention and resources away from our business. If we do not prevail in any litigation, we may have to pay damages and could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, if at all. Moreover, some licenses may be nonexclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We require collaboration with other organizations in obtaining relevant biomarkers, access to oligonucleotides and enzymes that are patented or controlled by others. If we cannot continue to obtain these items or identify freedom to operate opportunities, our business, financial condition and results of operations could be negatively affected.

Security breaches and other disruptions could compromise our information, expose us to liability and harm our reputation and business.

In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and domestically available monitoring to provide security for processing, transmitting and storing this sensitive data.

Hackers may attempt to penetrate our computer systems or our third party IT service providers' systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we continue to implement additional protective measures to reduce the risk of and detect cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems and maintenance of backup and protective systems) which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Any such compromise of our, or our third party IT service providers' data security and any access, public disclosure or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us and subject us to additional costs and liabilities, any of which could adversely affect our business.

Our success depends on our ability to service and support our products directly or in collaboration with our strategic partners.

To the extent that we or our strategic partners fail to maintain a high quality level of service and support for xMAP products, there is a risk that the perceived quality of our xMAP products will be diminished in the marketplace. Likewise, we may fail to provide the level, quantity or quality of service expected by the marketplace. This could result in slower adoption rates and lower than anticipated utilization of xMAP products which could have a material adverse effect on our business, financial condition and results of operations.

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

The commercial launch of the ARIES® system is the first Luminex system launch that has not been channeled through a partner. The successful execution of this launch and adoption by our direct customers is critical to establishing an installed base of satisfied customers. To the extent that these customers do not adopt the anticipated large menu of forthcoming ARIES® assays that have been a significant focus of Luminex's research and development efforts over the last two years, there is a significant risk that our investment in these assays may not pay off. Additionally, we have made a significant investment in the Luminex customer service, support and direct sales force to support the ARIES® system launch. The ability of Luminex to service, support and sell the ARIES® system directly, and not through a partner, may also fail to meet market expectations, which could have a material adverse effect on our business, financial condition and results of operations.

We transitioned to selling our molecular diagnostics products on a direct basis in 2013, so we only have a three year direct sales history. As a result, we have limited historical experience forecasting the direct sales of our molecular diagnostics products. Our ability to produce product quantities that meet customer demand is dependent upon our ability to forecast accurately, plan production accordingly and scale our manufacturing efforts.

Unfavorable economic conditions and the uncertain economic outlook may adversely impact our business, results of operations, financial condition or liquidity.

Global economic conditions could adversely affect our results of operations.  The credit markets and the financial services industry continue to experience volatility, both domestically and internationally.  These conditions not only limit our access to capital but also make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses and consumers to slow spending on our products and services, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases.  If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies like those Luminex sells.  Certain of our partners and their and our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of, or development of products based on, our products or in an impairment of their ability to make timely payments to us.  If our partners and our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers, increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted.   Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, and such losses have historically been within our expectations and the provisions established, we may not continue to experience the same loss rates that we have in the past given the current condition of the worldwide economy.  Additionally, these economic conditions and market turbulence may also impact our suppliers causing them to be unable to supply in a timely manner sufficient quantities of customized components, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

If the governmental laws and regulations change in ways that we do not anticipate and if we fail to comply with laws and regulations that affect our business, we could be subject to enforcement actions, injunctions and civil and criminal penalties or otherwise be subject to increased costs that could delay or prevent marketing of our products.

The production, testing, labeling, marketing and distribution of our products for some purposes, including products based on our technology are subject to governmental regulation by the FDA and by similar agencies in other countries. Some of our products , including those based on our technology for in vitro diagnostic purposes, are subject to clearance by the FDA prior to marketing for commercial use. To date, seven strategic partners have obtained such clearances. Others are anticipated. The process of obtaining necessary FDA clearances can be time-consuming, expensive and uncertain. Further, clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. In addition, because some of our products employ laser technology, we are also required to comply with FDA requirements relating to radiation performance safety standards.

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

Cleared medical device products are subject to continuing FDA requirements relating to, among others, manufacturing quality control and quality assurance, maintenance of records and documentation, registration and listing, import/export, adverse event and other reporting, distribution, labeling and promotion and advertising of medical devices. Our inability or the inability of our strategic partners to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. In addition, failure to comply with applicable regulatory requirements could subject us or our strategic partners to regulatory enforcement action, including warning letters, product seizures, recalls, withdrawal of clearances, restrictions on or injunctions against marketing our products or products based on our technology and civil and criminal penalties.

Medical device laws and regulations are in effect within the United States and also in many countries outside the United States. These range from comprehensive device clearance requirements for some or all of our medical device products to requests for product data or certifications regarding the hazardous material content of our products. As a device manufacturer, we are required to report annually to the Centers for Medicare and Medicaid Services (CMS) any payments or transfers of value we have made to physicians and teaching hospitals and any physician ownership or investment interest in the company. As part of the European Council Directive 2002/96 of February 13, 2003, we are expected to comply with certain requirements regarding the collection, recycling and labeling of our products containing electronic devices in each of the EU member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances, the RoHS Directive and the WEEE Directive enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in various countries may require us to re-design our products to ensure compliance with the applicable standards. These redesigns may impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, the State of California adopted the Electronic Waste Recycling Act, effective January 1, 2007, which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices in California if they are also prohibited from sale in the EU under the RoHS Directive because they contain certain heavy metals. The number and scope of these requirements are increasing and we will likely become subject to similar laws in other jurisdictions. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and workplace health and safety.

Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (Directive) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our Luminex 100, Luminex 200, FLEXMAP 3D and MAGPIX instruments to the Directive.  Our devices are in conformity with Article 1, Article 9, Annex I (Essential Requirements), Annex III and the additional provisions of the Directive as of December 7, 2003. Subsequent audits are carried out annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. We became ISO 13485:2003 and Canadian Medical Devices Conformity Assessment System (CMDCAS) certified in July 2005. Failure to maintain compliance with FDA, CMDCAS and EU regulations and other medical device laws, or to obtain applicable registrations where required, could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.

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

As a result of our reliance on our strategic relationships, it can be difficult to accurately forecast future operating results. Estimating the timing and amount of sales of our products is particularly difficult for the following reasons (among others):

•	we do not control the timing or extent of product development, marketing or sale of our products by our strategic partners;

•	we do not control the incentives provided by our strategic partners and distributors to their sales personnel;

•
we utilize a limited number of geographically focused distributors for a portion of our sales, including several of our key assay products and the loss of or nonperformance by these distributors could harm our revenues in the territories serviced by these distributors;

•
a significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the FDA or other regulatory bodies in jurisdictions outside of the United States;

•
certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are not able to timely assist our strategic partners, the commercialization of their products will likely be delayed;

•	certain strategic partners may fail to deliver products that satisfy market requirements, or such products may fail to perform properly;

•
we have limited access to partner and distributor confidential corporate information. A sudden unexpected change in ownership or strategy or other material event due to information of which we are not currently aware could adversely impact partner purchases of our products; and

•
partners tend to order in bulk prior to the production of new lots of their products and prior to major product development initiatives.  The frequency of these bulk purchases is difficult to predict and may cause large fluctuations in microsphere sales quarter to quarter.

If third-party payors continue to increasingly restrict payments for healthcare expenses or fail to adequately pay for multi-analyte testing, we may experience reduced sales which would hurt our business and our business prospects.

Third-party payors, such as government entities and government-sponsored healthcare programs (e.g. Medicare, Medicaid, Tricare), health maintenance organizations, preferred provider organizations and other private or commercial insurers are continually seeking to reduce healthcare expenses. Increasingly, third-party payors are challenging the utilization of and prices charged for medical services, including clinical diagnostic tests. Some payors are attempting to contain costs by limiting coverage, reducing reimbursement and increasing patient cost-sharing obligations. The federal government has implemented and continues to utilize cost-cutting strategies for government-sponsored healthcare programs, including coverage limitations and reimbursement rate reductions required by the Health Reform Law. On September 25, 2015, CMS issued a proposed rule that would implement policy changes required by the Protecting Access to Medicare Act of 2014 (PAMA). If finalized, the proposed rule would significantly revise reimbursement through the Clinical Diagnostic Laboratory Test Payment System and would also establish a related data collection system. This change will likely cause the government’s reimbursement rates to clinical diagnostic labs to trend down over time, as CMS will determine Medicare payment rates based on data collected about rates being paid by commercial insurance companies. CMS believes these rates are predominately lower than the current Medicare rates. In some cases, commercial payors are influenced by government-sponsored healthcare programs and policies. Therefore, coverage and reimbursement from commercial payors may be negatively impacted as a result of changes in government-sponsored healthcare programs. Further, cost containment initiatives by governmental or educational entities or programs may reduce funding for genetic research and development activities and retard the growth of the genetic testing market.

Without adequate coverage or reimbursement, consumer demand for tests could decrease. Decreased demand could cause our direct customers or strategic partners to reduce purchases or to cancel programs or development activities, which could cause sales of our products and services to fall. In addition, decreased demand could place pressure on us, or our direct customers and strategic partners, to lower prices on these products or services, resulting in lower margins. Reduced sales or margins by us, or our direct customers and strategic partners, would adversely affect our business, profitability and business prospects. Failure to secure appropriate reimbursement in foreign jurisdictions could severely limit our ability to expand sales within these markets.

As we continue to expand our business, we may experience problems in scaling our manufacturing operations, or delays or component shortages that could limit the growth of our revenue.

As we continue to expand our manufacturing capabilities in order to meet our growth objectives, we may not be able to produce sufficient quantities of products or maintain consistency between differing lots of consumables. If we encounter difficulties in scaling our manufacturing operations as a result of, among other things, quality control and quality assurance issues and availability of components and raw material supplies, we will likely experience reduced sales of our products, increased repair or re-engineering costs due to product returns and defects and increased expenses due to switching to alternate suppliers, any of which could reduce our revenues and gross margins.

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

We currently purchase certain key components of our product line from a limited number of outside sources and, in the case of some components, a single source, and these components may only be available through a limited number of providers. We do not have agreements with all of our suppliers. While we currently believe that we will be able to satisfy our forecasted demand for our products, the failure to find alternative suppliers in the event of any type of supply failure at any of our current vendors at reasonably comparable prices could have a material adverse effect on our business, financial condition and results of operations.  Additionally, we have entered into supply agreements with most of our suppliers of strategic reagents and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components.  If our suppliers discontinue production of a key component, we will be required to revalidate an effected product and may be required to resubmit a previously cleared product.  Our reliance on our suppliers and contract manufacturers exposes us to risks including:

•	the possibility that one or more of our suppliers or our assemblers that do not have supply agreements with us could terminate their services at any time without penalty;

•	natural disasters such as earthquakes, tsunamis and floods that impact our suppliers;

•	the potential obsolescence and/or inability of our suppliers to obtain required components;

•	the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

•	the inability to qualify alternate sources without impacting performance claims of our products;

•	reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

•	increases in prices of raw materials and key components.

Consequently, in the event that supplies of components or work performed by any of our assemblers are delayed or interrupted for any reason, our ability to produce and supply our products could be impaired.

If the quality of our products does not meet our customers’ expectations, our reputation could suffer and ultimately our sales and operating earnings could be negatively impacted.

In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. Because our instruments and consumables are highly complex, the occurrence of defects may increase as we continue to introduce new products and services and as we rapidly scale up manufacturing to meet increased demand for our products and services. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of quality issues, particularly those affecting reagents and third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls and warranty or other service obligations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand image, and our reputation as a producer of high quality products could suffer, which could adversely affect our business, financial condition or results of operations.

Our operations in foreign countries expose us to certain risks inherent in doing business internationally, which may adversely affect our business, results of operations or financial condition.

We expect that revenue from U.S. sales will continue to represent the majority of our total revenue, but our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe.  In fiscal 2015, approximately 16% of our revenue was derived from sales to non-U.S. customers, with approximately 7% of revenue from sales to customers in Europe. As such, a significant slowdown in these foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.  As a result of acquisitions and organic growth, we have operations and manufacturing facilities in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations, as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

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

Our customers include clinical diagnostic, pharmaceutical, biotechnological, chemical and industrial companies, and the capital spending policies of these companies can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including general or local economic conditions, governmental regulation or price controls, resources available for purchasing research equipment, spending priorities among various types of analytical equipment and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending by life sciences companies could cause our revenues to decline. As a result, we are subject to significant volatility in revenue. Therefore, our operating results can be materially affected (negatively and positively) by the spending policies and priorities of our customers.

If we become subject to claims relating to improper handling, storage or disposal of hazardous materials, we could incur significant cost and time to comply.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to foreign, federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. We may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration (OSHA) and the Environmental Protection Agency (EPA), and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act in the United States. OSHA or the EPA may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that would have a material adverse effect on our operations.

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

The "conflict minerals" rule of the SEC has caused us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products, and could make us less competitive in our target markets.

On August 22, 2012, the SEC adopted a rule requiring disclosure of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. We may incur material costs associated with complying with the disclosure requirements, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we have implemented, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of biotechnological, human diagnostic and therapeutic products. Although we believe that we are reasonably insured against these risks and we generally have limited indemnity protections in our supplier agreements, there can be no assurance that we will be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. A product liability claim in excess of our insurance coverage or a claim that is outside or exceeds our indemnity protections in our supplier agreements or a recall of one of our products would have to be paid out of our cash reserves.

Our success depends on building and sustaining our technology infrastructure.

We are increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build, implement and sustain the proper technology infrastructure, we could be subject to transaction errors, the inability to properly support and service our customers, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach or cyber-attack, each of which could materially and adversely affect our business.

Our government contracts and administrative processes and systems related to such contracts are subject to audits and cost adjustments by the federal government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts, as well as suspension or debarment. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow rules relating to billing on cost-type contracts, receiving or paying kickbacks or filing false claims, among other potential violations. In addition, we could suffer serious reputational harm if allegations of impropriety related to such contracts were made against us.

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

The adoption of genetic testing is occurring within the broader context of a myriad of decisions related to genetic patenting and genotyping. Issues associated with health insurance, data access, intellectual property protection, national and international legislative and regulatory initiatives and other variables may have a significant impact on the wide-spread adoption of genetic testing or on specific segments or tests within the genetic testing market, which could in turn impact out business.

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

We are subject to income taxes in the United States and various foreign jurisdictions.  Our effective tax rate may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country, the establishment or release of valuation allowances against our deferred tax assets, and changes in tax laws.  In addition, we have recorded gross unrecognized tax benefits in our financial statements that, if recognized, would impact our effective tax rate. We are subject to tax audits in various jurisdictions, including the United States, and tax authorities may disagree with certain positions we have taken and assess additional taxes.  There can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.

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

We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet domestic cash requirements.

Although we currently hold the substantial majority of our cash and cash equivalents in the United States, we expect our various foreign subsidiaries, in particular subsidiaries in Canada, to increase holdings in cash and cash equivalents over time. Any cash balances held outside the United States may not be readily available, or may not be available without an additional tax burden, to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, and for potential future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, by settling loans receivable with our foreign subsidiaries, or by domestic borrowing, it may be necessary for us to consider repatriation of earnings that we have designated as permanently reinvested. These actions may require us to record additional income tax expense and remit additional taxes, which could have a material adverse effect on our results of operations, cash flows and financial condition.

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

We are subject to Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2015, goodwill and other intangible assets with indefinite lives represented approximately 25% of our total assets. In the future, if we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal research and development, manufacturing and administrative facilities are located in Austin, Texas, and consist of approximately 184,000 square feet of leased space pursuant to lease agreements which expire between July 31, 2017 and April 30, 2020. We have options to renew these lease agreements in Austin.  We maintain 20,000 square feet of leased office space in The Netherlands, approximately 34,700 square feet of leased office and manufacturing space in Toronto, Canada and approximately 35,000 square feet of leased office and manufacturing space in Madison, Wisconsin. In addition, we maintain approximately 5,800 square feet and approximately 2,000 square feet of leased office space in Shanghai and Beijing, respectively, People's Republic of China, approximately 2,900 square feet of lease office space in Hong Kong and approximately 4,000 square feet of leased office space in Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

On August 30, 2012, Abbott Laboratories, Inc. (Abbott) was named as a defendant in a complaint filed by ENZO Life Sciences, Inc. (ENZO) in U.S. District Court in Delaware for alleged infringement of U.S. Patent 7,064,197 as a result of Abbott's distribution of Luminex's xTAG Respiratory Viral Panel.  Luminex and Abbott entered into an agreement requiring Luminex to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of Luminex's xTAG Respiratory Viral Panel. The complaint sought unspecified monetary damages and injunctive relief.  Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, Luminex intervened in the lawsuit. On January 2, 2013, ENZO filed additional claims against Luminex, alleging infringement of U.S. Patent 7,064,197 resulting from Luminex's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of U.S. Patent 8,097,405 resulting from Luminex's sale of MultiCode products.  Luminex filed an answer to ENZO's additional claims on January 28, 2013.  On October 2, 2013, ENZO filed additional claims against Luminex, alleging infringement of U.S. Patent 6,992,180 resulting from Luminex’s sale of MultiCode products.  Luminex filed an answer to ENZO’s additional claims on October 21, 2013.

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

On November 1, 2013, Irori Technologies, Inc. (Irori) filed a complaint against Luminex in U.S. District Court in the Southern District of California alleging infringement of its U.S. Patents 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products.  Luminex filed a motion to dismiss on January 9, 2014.  Irori filed its response to our motion to dismiss on February 7, 2014.  The court granted the motion to dismiss without prejudice on February 25, 2014.  On March 18, 2014, Irori filed an amended complaint, again alleging infringement of U.S. Patents 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products.  The complaint sought unspecified monetary damages and injunctive relief.  Luminex filed an answer to Irori’s amended complaint on April 2, 2014.  On June 10, 2014, Luminex filed with the United States Patent and Trademark Office (USPTO) Patent Trial and Appeal Board a total of five petitions for inter partes review (IPR) seeking to invalidate the claims of the three patents involved in the litigation.   On June 17, 2014, Luminex filed a motion to stay proceedings in the district court pending the USPTO’s resolution of the IPR of Irori’s patents.  Irori filed its opposition to the motion to stay on July 7, 2014, and Luminex filed a reply on July 14, 2014.  On July 16, 2014, the court granted Luminex’s motion to stay the case until the earlier of i) a determination by the USPTO that reexamination proceedings will not take place or ii) the conclusion of reexamination proceedings and appeals.  On December 11, 2014, the USPTO's Patent Trial and Appeal Board instituted review on all five IPR petitions that Luminex filed.
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

The following table sets forth the range of high and low sale prices on The NASDAQ Global Select Market, as applicable, for each quarter during 2015 and 2014.  On February 23, 2016, the last reported sale price of our common stock was $18.29 per share.

2015	High	Low
First Quarter	$20.10	$15.05
Second Quarter	$18.69	$15.47
Third Quarter	$21.16	$16.51
Fourth Quarter	$22.85	$16.16

2014	High	Low
First Quarter	$20.39	$17.22
Second Quarter	$20.24	$15.74
Third Quarter	$20.00	$16.05
Fourth Quarter	$21.69	$17.04

Holders

As of February 23, 2016, we had 415 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities of Luminex during the twelve months ended December 31, 2015.

Performance Graph

The following graph compares the change in Luminex’s cumulative total stockholder return on its common shares with the NASDAQ Composite Index and the NASDAQ Biotechnology Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Luminex Corporation
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/10	12/11	12/12	12/13	12/14	12/15
Luminex Corporation	100.00	116.14	91.90	106.13	102.63	117.01
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Biotechnology	100.00	113.92	153.97	263.29	348.49	369.06

Issuer Purchases of Equity Securities

The stock repurchase activity for the fourth quarter of 2015 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2015 - 10/31/2015	212	17.91	—	$—
11/1/2015 - 11/30/2015	—	—	—	$—
12/1/2015 - 12/31/2015	154	21.58	—	$—
Total Fourth Quarter	366	19.46	—	$—

(1)	Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of comprehensive income data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data at December 31, 2015 and 2014 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data at December 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Results of Operations Data:
Total revenue	$237,708	$226,983	$213,423	$202,582	$184,339
Gross profit	168,707	159,852	143,626	142,574	125,490
Income from operations	37,357	28,137	4,767	22,716	23,843
Net income	$36,861	$39,043	$7,096	$12,407	$14,474
Net income per common share, basic	$0.88	$0.94	$0.17	$0.30	$0.35
Shares used in computing net income per common share (basic)	42,091	41,558	40,799	40,927	41,262
Net income per common share, diluted	$0.86	$0.93	$0.17	$0.30	$0.34
Shares used in computing net income per common share (diluted)	42,637	42,156	41,986	41,884	42,537

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$128,546	$91,694	$67,924	$42,789	$58,282
Short-term investments	11,988	—	4,517	13,607	42,574
Long-term investments	7,459	15,975	—	3,000	6,151
Working capital	182,294	146,654	117,874	100,989	136,933
Total assets	402,556	357,526	306,046	297,175	282,647
Total long-term debt	—	—	463	1,702	2,573
Total stockholders' equity	368,536	319,994	269,620	259,667	250,855

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

Overview

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the diagnostics, pharmaceutical and life sciences industries.  These industries depend on a broad range of tests, called assays, to perform diagnostic testing and conduct life science research.

We primarily serve these three industries by marketing products, including our testing equipment and assays, to various types of testing laboratories. We have a large installed base of systems that has grown primarily from the following:

•	placements made by partners who either:

•	license our xMAP technology and develop products that incorporate our xMAP technology into products that they then sell to end users, or

•
purchase our proprietary xMAP laboratory instrumentation and our proprietary xMAP microspheres and sell xMAP-based assay products and/or xMAP-based testing services, which run on the xMAP instrumentation, and pay a royalty to us; and

•	our direct sales force that focuses on the sale of molecular diagnostic assays that run on our xMAP and ARIES® based systems.

As of December 31, 2015, Luminex had 73 strategic partners, of which 48 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology.

Luminex has a number of forms of revenue that result from our business model:

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

•
Assay revenue is generated primarily from three sources: i) the sale of our branded kits which are a combination of chemical and biological reagents and our proprietary xMAP bead technology used to perform diagnostic and research assays on samples, ii) real-time PCR and multiplexed PCR assays using our proprietary MultiCode technology, and iii) ARIES® cassettes designed to run a fully automated, sample to answer molecular assay on the ARIES® system.

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

2015 Highlights

•	Consolidated revenue was $237.7 million for 2015, representing a 5% increase over revenue for 2014.

•	Assay revenue of $101.2 million, a 15% increase over 2014.

•	System shipments of 997 multiplexing analyzers, which included 396 MAGPIX systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 12,684, up 9% from a year ago.

•	Royalty revenue reflecting over $480 million of royalty bearing end user sales on our technology for 2015, a 5% increase in royalty revenue over 2014.

•	Cash and short- and long-term investments at year-end totaled approximately $148 million, an increase of approximately $40 million compared with year-end 2014.

•	Received FDA clearance for the ARIES® system, ARIES® HSV 1&2 Assay and NxTAG® Respiratory Pathogen Panel.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past three years.  Overall, the fluctuations manifested themselves through periodic changes in volume from our largest purchasing partners.  These partners account for more than 69% of our total consumable sales volume. We expect these fluctuations to continue as the ordering patterns and inventory levels of our largest bulk purchasing partners remain variable.  Additionally, even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales.

Segment Information

During the fourth quarter of 2014, following the appointment of our new CEO, Luminex evaluated its historical reporting segments: the TSP segment and the ARP segment. As a result of this evaluation and based upon how our Chief Executive Officer as Chief Operating Decision Maker (CODM), and our management team collectively manages our business, we determined that the two former segments were so integrated and interrelated that they no longer provided an accurate representation of our business when reported separately. Additionally, we also took actions to consolidate sales and service functions. As a result, effective with the fourth quarter of 2014, we viewed and began presenting our business as one operating segment and one reporting unit. Accordingly, 2013 information has been restated to conform to the 2014 and 2015 presentation.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	placements of our ARIES® system, the next generation sample to answer platform for our MultiCode-RTx technology, including in vitro diagnostic (IVD) assays;

•	development and commercialization of a pipeline of assays for the ARIES® system;

•	commercialization of the next generation of our Respiratory Viral Panel line of IVD assays;

•	continued execution of our pharmacogenetic (PGx) strategy;

•	continued execution of our direct sales strategy, including developing the infrastructure necessary to support our sales force and decreasing reliance on our distributors;

•	commercialization, regulatory clearance and market adoption of products, including commercialization of MultiCode analyte specific reagents outside of the United States;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	adoption and use of our platforms and consumables by our customers for testing services;

•	expansion and enhancement of our installed base and our market position within our identified target market segments;

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	continued adoption and development of partner products incorporating Luminex technology through effective partner management.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following is a discussion of our most critical accounting policies used in the preparation of our financial statements, and the judgments and estimates involved under each.  We also have other significant accounting policies that do not involve critical accounting estimates because they do not generally require us to make estimates and judgments that are difficult or subjective.  These are described in Note 1 of our Consolidated Financial Statements provided herein in Item 8.  Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

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

We regularly enter into arrangements for system sales that are multiple-element arrangements, including services such as installation and training, and multiple products.   These products or services are primarily delivered within a short time frame, approximately three to six months, of the agreement execution date and can also be performed by one of our third-party partners.  Based on the terms and conditions of the sale, we believe that these services can be accounted for separately from the delivered system as our delivered products have value to our customers on a stand-alone basis.  Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.   Accordingly, the estimated selling price of services or products not yet performed or delivered at the time of system shipment are deferred and recognized as revenue as such services are performed.  We have typically been able to determine the selling price of each deliverable in a multiple-element arrangement based on the price for such deliverable when it is sold separately.  If vendor specific objective evidence is not determinable and when third-party evidence is not available, we use the estimated selling price of a deliverable which is determined based upon our pricing policies, expected margin of the deliverable, geographical location and information gathered from customer negotiations.

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

Additional revenue is derived from cost-type contracts with the U.S. government. Revenue and profit under cost-plus service contracts is recognized as costs are incurred plus negotiated fees. Fixed fees on cost-plus service contracts are recognized ratably over the contract performance period as services are performed. Contract costs include labor and related employee benefits, subcontracting costs and other direct costs, as well as allocations of allowable indirect costs. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization and determining whether realization is probable. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known. Reimbursements of certain costs, including certain hardware costs or out-of-pocket expenses are included in revenue with corresponding costs included in cost of revenue as costs are incurred.

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

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  We evaluate the carrying value of goodwill on a reporting unit level annually, on October 1st of each year, or more frequently if there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Since 2013, we have estimated the fair value of our reporting unit using a “step one” analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow (DCF) analysis of our projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  This analysis requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company’s products, capital needs, economic trends and other factors which are inherently difficult to forecast. Our annual test, performed on the first day of the fourth quarter, did not result in an impairment charge for 2015 or 2014 as the estimated fair value of our reporting unit exceeded the carrying value by a significant enough amount that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under our analysis.

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

In March 2010, significant reforms to the healthcare system were adopted as law in the U.S. The law includes provisions that, among other things, impose new and/or increased taxes. Specifically, the law requires manufacturers, producers and importers of medical devices to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices as of January 1, 2013. Our products which have received FDA approval fall under the government classification and are subject to the excise tax. However, a two-year moratorium on the tax took effect on January 1, 2016 under the Protecting Americans from Tax Hikes Act of 2015.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. As part of the requirements of ASC 718 "Stock Compensation", the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is based on historical forfeiture performance and will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of evaluation and will also impact the amount of stock compensation expense to be recognized in future periods. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest, except for the limited number of market based awards under long term incentive plans.  If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating income, net income and net income per share.

Consolidated Results of Operations

The following table sets forth the percentage of total revenue of certain items in the Consolidated Results of Operations. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2015	2014	2013
Revenue	100%	100%	100%
Cost of revenue	29%	30%	33%
Gross profit	71%	70%	67%
Operating expenses:
Research and development expense	18%	19%	21%
Selling, general and administrative expense	36%	36%	41%
Amortization of acquired intangible assets	2%	2%	2%
Restructuring	—%	1%	1%
Total operating expenses	55%	58%	65%
Income from operations	16%	12%	2%
Interest expense from long-term debt	—%	—%	—%
Other income, net	—%	—%	3%
Settlement of litigation	(2)%	—%	—%
Income taxes	2%	5%	(2)%
Net income	16%	17%	3%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,
	2015	2014	Variance	Variance (%)
	(dollars in thousands)
Revenue	$237,708	$226,983	$10,725	5%
Gross profit	$168,707	$159,852	$8,855	6%
Gross margin percentage	71%	70%	1%	N/A
Operating expenses	$131,350	$131,715	$(365)	—%
Operating income	$37,357	$28,137	$9,220	33%
Net income	$36,861	$39,043	$(2,182)	(6)%

A breakdown of revenue for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014	Variance	Variance (%)
	(dollars in thousands)
System sales	$30,676	$29,200	$1,476	5%
Consumable sales	43,282	48,300	(5,018)	(10)%
Royalty revenue	41,513	39,409	2,104	5%
Assay revenue	101,216	87,653	13,563	15%
Service revenue	9,551	9,377	174	2%
Other revenue	11,470	13,044	(1,574)	(12)%
	$237,708	$226,983	$10,725	5%

We continue to have revenue concentration in a limited number of customers. In 2015, the top five customers, by revenue, accounted for 54% of total revenue down from 55% of total revenue in 2014.  In particular, our two largest customers by revenue accounted for 37% of 2015 total revenue (24% and 13%, respectively) down from 38% of 2014 total revenue (21% and 17%, respectively). No other customer accounted for more than 10% of total revenue in 2015 or 2014.

Revenue from the sale of systems and peripheral components increased 5% to $30.7 million for the year ended December 31, 2015 from $29.2 million for the year ended December 31, 2014, due to the increase in the total multiplexing analyzer placements. We sold 997 multiplexing analyzers in 2015, which included 396 of our MAGPIX systems, as compared to 950 multiplexing analyzers sold in 2014, which included 372 MAGPIX systems, bringing total multiplexing analyzer shipments since inception to 12,684 as of December 31, 2015. We anticipate that our increased focus on direct sales will drive the placement of reagent rental multiplexing analyzer systems in lieu of multiplexing analyzer system sales to distributors. For the year ended December 31, 2015, our five highest selling partners accounted for 769, or 77%, of total multiplexing analyzers sold.  Our five highest selling partners accounted for 721, or 76%, of total multiplexing analyzers sold for the year ended December 31, 2014.

Consumable sales, comprised of microspheres and sheath fluid, decreased to $43.3 million during 2015 from $48.3 million in 2014. During the year ended December 31, 2015, we had 66 bulk purchases of consumables totaling approximately $31.7 million (73% of total consumable revenue), ranging from $0.1 million to $4.2 million, as compared with 68 bulk purchases totaling approximately $37.6 million (78% of total consumable revenue) in the year ended December 31, 2014.  The decrease in bulk purchases in 2015 is the primary driver to the decrease in consumable revenue from the prior year and is primarily the result of transient inventory challenges experienced by our largest partner, which is expected to affect consumable sales over the next several years.  Partners who reported royalty bearing sales accounted for $30.1 million, or 70%, of consumable sales for the year ended December 31, 2015 compared to $38.3 million, or 79%, of the total consumable sales for the year ended December 31, 2014.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased 5% to $41.5 million for the year ended December 31, 2015 from $39.4 million for the year ended December 31, 2014.  We believe this increase is primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Total royalty bearing sales on xMAP and MultiCode technology reported to us were $477.1 million and $3.6 million, respectively, for the year ended December 31, 2015 as compared to $452.6 million and $3.6 million, respectively, for the year ended December 31, 2014.

Assay revenue increased 15% to $101.2 million for the year ended December 31, 2015 from $87.7 million for the year ended December 31, 2014. The increase in assay revenue is driven primarily by an increase in both of our primary assay portfolios: infectious disease testing and genetic testing assay products, which increased 15% and 17% from 2014, respectively.  Additionally, infectious disease testing and genetic testing assay products represented 67% and 33%, respectively, of total assay revenue in 2015, consistent with 2014. Our top customer, by revenue, accounted for 52% of total assay revenue for the year ended December 31, 2015 compared to 51% for the year ended December 31, 2014. No other customer accounted for more than 10% of total assay revenue during those periods. Certain genetic testing assay products revenue from our largest customer is under significant pressure from competing technologies and, although timing may vary, a loss of a significant portion of that revenue is expected by January 2017.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 2% to $9.6 million during 2015 from $9.4 million in 2014.  This increase is attributable to increased penetration of the expanded installed base. At December 31, 2015, we had 1,682 Luminex systems covered under extended service agreements and $4.2 million in deferred revenue related to those contracts. At December 31, 2014, we had 1,522 Luminex systems covered under extended service agreements and $4.1 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments from our development agreement with Merck and revenue from agreements with U.S. government agencies, decreased to $11.5 million for the year ended December 31, 2015 compared to $13.0 million for the year ended December 31, 2014. This decrease is primarily attributable to a decline of $1.0 million driven by the timing of milestone payments from our development agreement with Merck.

Gross Profit. Gross profit increased to $168.7 million for the year ended December 31, 2015, as compared to $159.9 million for the year ended December 31, 2014. Gross margin (gross profit as a percentage of total revenue) was 71% for the year ended December 31, 2015, up from 70% for the year ended December 31, 2014.  Gross margin was higher in 2015 primarily as a result of the inclusion in 2014 of $1.2 million of impairment of inventory related to our restructuring plan focused on our Newborn Screening Group and our Brisbane, Australia office. Additionally, concentration of sales in our higher margin items (assays, consumables and royalties) was higher than in the prior year, representing 78% of revenue for the year ended December 31, 2015 compared to 77% for the year ended December 31, 2014. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense decreased to $42.7 million, or 18% of total revenue, for the year ended December 31, 2015 from $43.1 million, or 19% of total revenue, for the year ended December 31, 2014. The decrease in research and development expense was primarily the result of the savings in materials spending arising from the advancement of the ARIES® system through the development phases as well as from the mix of products in the development pipeline where the cost of materials required were lower in 2015, partially offset by the higher costs for clinical trials and expansion of assay development capabilities in 2015. The primary focus of our research and development activities is the development and commercialization of a pipeline of assays for the ARIES® system.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $84.8 million for the year ended December 31, 2015 from $82.8 million for 2014.  The increase was attributable to higher personnel costs primarily from incremental headcount related to our direct sales activities, increased incentive compensation costs, and adverse foreign exchange impacts in 2015, which was partially offset by lower litigation expenditures in 2015. Selling, general and administrative headcount at December 31, 2015 was 314 as compared to 290 at December 31, 2014. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 36% in 2015 compared to 36% in 2014.

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

Other Income, net. Other income, net increased to $1.0 million for the year ended December 31, 2015 from a loss of $46,000 for the year ended December 31, 2014. The increase was due to the receipt of escrowed funds from the liquidation of our minority interest in a private company in 2013, which resulted in a gain of $0.9 million in the first quarter of 2015.

Settlement of litigation. An expense of $7.1 million was recorded in the second quarter of 2015 associated with the settlement of litigation with ENZO. The expense associated with the settlement is for partial consideration of a license, dismissal of litigation, releases, and covenants granted by ENZO. In October 2015, Luminex settled a lawsuit that we filed in 2013 against a third party alleging breach of contract and patent infringement in exchange for a $2.0 million lump sum payment. We received the $2.0 million payment in October 2015 and recorded the settlement as non-operating other revenue in the fourth quarter of 2015.

Income taxes. Our effective tax rate for the year ended December 31, 2015 was a benefit of 12%, or $3.8 million, as compared to a benefit of 39%, or $11.0 million, for the year ended December 31, 2014. The favorable effective tax rate for 2015 reflects an income tax benefit recorded in the fourth quarter resulting from the partial release of the Canadian deferred tax assets valuation allowance. Further release of the Canadian deferred tax assets valuation allowance will be contingent upon future projections of profitability of our Canadian subsidiary.  We will record income tax expense on profits generated in our Canadian subsidiary over the near term and as a result expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

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

In 2014, the top five customers, by revenue, accounted for 55% of total revenue up from 54% of total revenue in 2013.  In particular, our two largest customers by revenue accounted for 38% of 2014 total revenue (21% and 17%, respectively) up from 34% of 2013 total revenue (18% and 16%, respectively). No other customer accounted for more than 10% of total revenue in 2014 or 2013.

Revenue from the sale of systems and peripheral components decreased 8% to $29.2 million for the year ended December 31, 2014 from $31.8 million for the year ended December 31, 2013, due to the decrease in the total multiplexing analyzer placements.  We sold 950 multiplexing analyzers in 2014, which included 372 of our MAGPIX systems, as compared to 1,078 multiplexing analyzers sold in 2013, which included 495 MAGPIX systems, bringing total multiplexing analyzer shipments since inception to 11,687 as of December 31, 2014.  Additionally, system revenue generated in our Brisbane, Australia facility, which was closed in 2014, declined by $1.2 million in 2014 from 2013.  For the year ended December 31, 2014, our five highest selling partners accounted for 721, or 76%, of total multiplexing analyzers sold.  Our five highest selling partners accounted for 895, or 83%, of total multiplexing analyzers sold for the year ended December 31, 2013.

Consumable sales, comprised of microspheres and sheath fluid, decreased to $48.3 million during 2014 from $48.5 million in 2013.   During the year ended December 31, 2014, we had 68 bulk purchases of consumables totaling approximately $37.6 million (78% of total consumable revenue), ranging from $0.1 million to $4.8 million, as compared with 74 bulk purchases totaling approximately $38.8 million (80% of total consumable revenue), in the year ended December 31, 2013.  The decrease in bulk purchases in 2014 was the primary driver to the decrease in consumable revenue from the prior year and was primarily the result of transient inventory challenges experienced by our largest partner.  Partners who reported royalty bearing sales accounted for $38.3 million, or 79%, of consumable sales for the year ended December 31, 2014 compared to $38.4 million, or 79%, of the total consumable sales for the year ended December 31, 2013.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased 7% to $39.4 million for the year ended December 31, 2014 from $37.0 million for the year ended December 31, 2013.  We believe this was primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.  Total royalty bearing sales on xMAP and MultiCode technology reported to us were $452.6 million and $3.6 million, respectively, for the year ended December 31, 2014 as compared to $443.5 million and $2.9 million, respectively, for the year ended December 31, 2013

Assay revenue increased 18% to $87.7 million for the year ended December 31, 2014 from $74.1 million for the year ended December 31, 2013. The increase in assay revenue was driven primarily by an increase in both of our primary assay portfolios: infectious disease testing and genetic testing assay products which increased 18% and 20% from 2013, respectively.  Additionally, infectious disease testing and genetic testing assay products represented 67% and 33%, respectively, of total assay revenue in 2014, consistent with 2013. Our top customer, by revenue, accounted for 51% of total assay revenue for the year ended December 31, 2014 compared to 49% for the year ended December 31, 2013. No other customer accounted for more than 10% of total assay revenue during those periods. For the years ended December 31, 2014 and December 31, 2013, direct assay sales comprised 99% and 97% of total assay sales, respectively.

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

Research and Development Expense. Research and development expense decreased to $43.1 million, or 19% of total revenue, for the year ended December 31, 2014 from $45.0 million, or 21% of total revenue, for the year ended December 31, 2013. The decrease in research and development expense was primarily the result of the savings in materials spending associated with advancement in the ARIES® system development phases, including transitioning from alpha system builds in 2013 to concluding development and preparing for clinical trials in 2014, and the savings realized from our restructuring activities in 2013.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, decreased to $82.8 million for the year ended December 31, 2014 from $87.3 million for 2013.  The decrease was primarily attributable to an expense of $7.0 million related to the termination of our molecular diagnostics distribution agreements and our full allowance against all accounts receivable balances related to the bankruptcy of a previous customer, totaling $3.9 million each, reflected in our 2013 results, partially offset by increased personnel costs due to incremental headcount and increased incentive compensation as well as additional litigation expenditures in 2014. Selling, general and administrative headcount at December 31, 2014 was 290 as compared to 281 at December 31, 2013. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, decreased to 36% in 2014 compared to 41% in 2013.

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

Income taxes. Our effective tax rate for the year ended December 31, 2014 was a benefit of 39%, or $11.0 million, as compared to an expense of 38%, or $4.3 million, for the year ended December 31, 2013. The favorable effective tax rate for 2014 reflected an income tax benefit recorded in the fourth quarter resulting from the partial release of the Canadian deferred tax assets valuation allowance, the recognition of benefits in the Netherlands which were generated by the waiver of intercompany debt and restructuring losses related to the Australian entity and the establishment of a tax asset associated with tax paid on intercompany profits.

Liquidity and Capital Resources

	December 31, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$128,546	$91,694
Short-term investments	11,988	—
Long-term investments	7,459	15,975
	$147,993	$107,669

At December 31, 2015, we held cash, cash equivalents and long-term investments of $148.0 million and had working capital of $182.3 million. At December 31, 2014, we held cash, cash equivalents and short-term investments of $107.7 million and had working capital of $146.7 million.  Cash, cash equivalents and investments increased by $40.3 million during the year ended December 31, 2015.  The increase in cash, cash equivalents and investments from the prior year is primarily attributable to significant operating cash flows, coupled with $3.1 million in proceeds from the Company's employee stock purchase plan and stock option exercises, partially offset by our capital expenditures of $18.7 million.

We have funded our operations to date primarily through cash generated from operations, the issuance of equity securities (in conjunction with an initial public offering in 2000, subsequent option exercises, and our follow-on public offering in 2008).  Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including non-government sponsored debt securities. We do not have any investments in asset-backed commercial paper, auction rate securities, or mortgage backed or sub-prime style investments.

Cash provided by operations was $55.8 million for the year ended December 31, 2015 as compared with cash provided by operations of $49.3 million for the year ended December 31, 2014.  Cash used in investing activities was $22.2 million for the year ended December 31, 2015 as compared with $28.5 million for 2014.  The change in cash flows of investing activities from 2014 to 2015 was primarily attributable to a decrease in the net purchases of our available-for-sale securities of $8.0 million partially offset by an increase in capital expenditures of $1.6 million. Currently, exclusive of changes in available-for-sale securities, we expect cash used in investing activities to be primarily for purchases of property and equipment, additional cost-method investments and continued strategic investments or acquisitions.

Cash provided by financing activities decreased to $3.1 million for the year ended December 31, 2015, from $3.4 million for the year ended December 31, 2014. This was primarily attributable to a decrease of $1.6 million in proceeds from sales of common stock through the Company's employee stock purchase plan, a decrease in cash from stock option exercises and a decrease of $0.3 million in excess income tax expense from employee stock-based awards, all of which was partially offset by a $1.6 million decrease in the paydowns of indebtedness.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2016. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our partners' consumable purchasing patterns; (iv) execution of partnership agreements that include significant up-front license fees; (v) our stock repurchase programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration.

During 2016, we expect a contraction of up to $5 million in consumable sales compared to the prior year as the result of transient inventory challenges that our largest bulk purchasing partner is experiencing. We expect this lower level of purchasing to continue over the next several years. Additionally, certain genetic testing assay revenue from our largest customer is under significant pressure from competing technologies and, although timing is uncertain, a loss of a significant portion of that revenue is expected by the end of 2016.

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

Contractual Obligations

As of December 31, 2015, we had approximately $22.2 million in non-cancellable obligations for the next 12 months.  These obligations are included in our estimated cash usage during 2016.  The following table reflects our total current non-cancellable obligations by period as of December 31, 2015 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancellable rental obligations	$20,072	$4,305	$7,714	$5,211	$2,842
Non-cancellable purchase obligations (1)	20,976	17,303	3,073	400	200
Capital lease obligations	687	229	393	65	—
Minimum royalty commitments (2)	168	23	27	27	91
Insurance premiums	294	294	—	—	—
Total (3)	$42,197	$22,154	$11,207	$5,703	$3,133

(1)
Purchase obligations predominantly relate to contractual arrangements in the form of purchase orders primarily as a result of normal inventory purchases or minimum payments due resulting when minimum purchase commitments are not met, as well as other operating commitments.

(2)	Amounts represent minimum royalties due on net sales of products incorporating licensed technology and subject to a minimum annual royalty payment.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at December 31, 2015, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore, $2.2 million of unrecognized tax benefits have been excluded from the contractual obligations table above.  See Note 12 to the Consolidated Financial Statements for a discussion on income taxes.

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

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued guidance which simplifies the presentation of deferred income taxes. This new guidance requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted this guidance effective December 31, 2015 on a prospective basis. Adoption of this guidance resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

Recent Accounting Pronouncements

In July 2015, the FASB issued guidance regarding the measurement of inventory. The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This new guidance is effective for the Company's first quarter of fiscal 2018 and early adoption is permitted. The guidance must be applied prospectively. We are currently evaluating the impact of the adoption of this requirement on our consolidated financial statements, but do not anticipate that adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2015, the FASB amended guidance related to consolidation. This guidance focuses on a reporting company’s consolidation evaluation to determine whether certain legal entities should be consolidated. This guidance is effective for annual periods beginning after December 15, 2015, and is applicable to us in fiscal 2017. Early adoption is permitted, including adoption in an interim period. We are currently evaluating this guidance, but do not anticipate that adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a new standard on revenue recognition, which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use their judgment and make estimates more extensively than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at December 31, 2015 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions and changes in political climate.  Accordingly, our future results could be materially and adversely impacted by changes in these and other factors.

As of December 31, 2015, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi and Yen. For example, some fixed asset purchases and certain expenses are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen and Renminbi exchange rates. A 10% change in all of these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $641,000 on foreign currency denominated asset and liability balances as of December 31, 2015. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $841,000 was included in determining our consolidated results for the year ended December 31, 2015.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Luminex Corporation

We have audited Luminex Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Luminex Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Luminex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luminex Corporation as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Luminex Corporation and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Luminex Corporation

We have audited the accompanying consolidated balance sheets of Luminex Corporation (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luminex Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 18, effective December 31, 2015, the Company prospectively adopted FASB Accounting Standards Codification Update 15-17 which requires the classification of all deferred tax assets and liabilities as long-term.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Luminex Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 25, 2016

LUMINEX CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$128,546	$91,694
Short-term investments	11,988	—
Accounts receivable (net of allowance for doubtful accounts of $204 and $4,357 at December 31, 2015 and 2014, respectively)	28,853	28,272
Inventories, net	31,252	36,616
Deferred income taxes	—	12,203
Prepaids and other	8,887	8,235
Total current assets	209,526	177,020
Property and equipment, net	47,796	39,945
Intangible assets, net	52,482	56,382
Deferred income taxes	31,821	15,400
Long-term investments	7,459	15,975
Goodwill	49,619	49,619
Other	3,853	3,185
Total assets	$402,556	$357,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,868	$11,841
Accrued liabilities	15,152	14,118
Deferred revenue	4,212	4,407
Total current liabilities	27,232	30,366
Deferred revenue	2,064	2,297
Other	4,724	4,869
Total liabilities	34,020	37,532
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 42,314,581 shares at December 31, 2015; 41,805,962 shares at December 31, 2014	42	42
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	321,657	309,424
Accumulated other comprehensive loss	(1,296)	(744)
Retained earnings	48,133	11,272
Total stockholders' equity	368,536	319,994
Total liabilities and stockholders' equity	$402,556	$357,526

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$237,708	$226,983	$213,423
Cost of revenue	69,001	67,131	69,797
Gross profit	168,707	159,852	143,626
Operating expenses:
Research and development	42,690	43,135	45,041
Selling, general and administrative	84,760	82,785	87,301
Amortization of acquired intangible assets	3,900	3,913	4,099
Restructuring costs	—	1,882	2,418
Total operating expenses	131,350	131,715	138,859
Income from operations	37,357	28,137	4,767
Interest expense on long-term debt	—	(6)	(76)
Other income (expense), net	987	(46)	6,733
Settlement of litigation, net	(5,300)	—	—
Income before income taxes	33,044	28,085	11,424
Income tax benefit (expense)	3,817	10,958	(4,328)
Net income	$36,861	$39,043	$7,096
Other comprehensive loss:
Foreign currency translation adjustments	(531)	(1,146)	(681)
Unrealized losses on available-for-sale securities, net of tax	(21)	(17)	(1)
Other comprehensive loss	(552)	(1,163)	(682)
Comprehensive income	$36,309	$37,880	$6,414
Net income per share, basic	$0.88	$0.94	$0.17
Shares used in computing net income per share, basic	42,091	41,558	40,799
Net income per share, diluted	$0.86	$0.93	$0.17
Shares used in computing net income per share, diluted	42,637	42,156	41,986

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$36,861	$39,043	$7,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,744	14,205	15,922
Stock-based compensation	10,855	9,548	9,221
Deferred income tax (benefit) expense	(5,624)	(8,549)	551
Excess income tax benefit from employee stock-based awards	(10)	(287)	(2,569)
Loss (gain) on sale of assets	385	181	(5,173)
Non-cash restructuring charges	—	2,836	4,137
Other	(252)	(347)	(1,209)
Changes in operating assets and liabilities:
Accounts receivable, net	(594)	1,964	2,346
Inventories, net	5,476	(7,046)	(3,005)
Other assets	(968)	(2,888)	(1,470)
Accounts payable	(3,943)	841	962
Accrued liabilities	276	564	(324)
Deferred revenue	(427)	(814)	417
Net cash provided by operating activities	55,779	49,251	26,902
Cash flows from investing activities:
Purchases of available-for-sale securities	(7,488)	(18,999)	(10,005)
Sales and maturities of available-for-sale securities	4,000	7,509	22,128
Purchases of property and equipment	(18,706)	(17,078)	(18,088)
Proceeds from sale of assets and investments	893	98	9,598
Acquired technology rights	(852)	(64)	(930)
Net cash (used in) provided by investing activities	(22,153)	(28,534)	2,703
Cash flows from financing activities:
Payments on debt	—	(1,621)	(1,105)
Proceeds from employee stock plans and issuance of common stock	3,118	4,746	8,677
Payments for stock repurchases	—	—	(14,556)
Excess income tax benefit from employee stock-based awards	10	287	2,569
Net cash provided by (used in) financing activities	3,128	3,412	(4,415)
Effect of foreign currency exchange rate on cash	98	(359)	(55)
Change in cash and cash equivalents	36,852	23,770	25,135
Cash and cash equivalents, beginning of year	91,694	67,924	42,789
Cash and cash equivalents, end of year	$128,546	$91,694	$67,924

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2012	40,824,932	$41	$293,392	$1,101	$(34,867)	$259,667
Exercise of stock options	834,581	1	7,561	—	—	7,562
Issuances of restricted stock, net of shares withheld for taxes	264,555	—	(2,352)	—	—	(2,352)
Stock compensation	—	—	9,214	—	—	9,214
Repurchase and retirement of common stock	(852,483)	(1)	(14,555)	—	—	(14,556)
Issuance of common shares under ESPP	71,226	—	1,102	—	—	1,102
Net income	—	—	—	—	7,096	7,096
Tax benefits associated with options	—	—	2,569	—	—	2,569
Foreign currency translation adjustments	—	—	—	(681)	—	(681)
Other	(9,158)	—	—	(1)	—	(1)
Balance at December 31, 2013	41,133,653	$41	$296,931	$419	$(27,771)	$269,620
Exercise of stock options	346,053	1	3,645	—	—	3,646
Issuances of restricted stock, net of shares withheld for taxes	251,377	—	(2,093)	—	—	(2,093)
Stock compensation	—	—	9,544	—	—	9,544
Issuance of common shares under ESPP	74,879	—	1,110	—	—	1,110
Net income	—	—	—	—	39,043	39,043
Tax benefits associated with options	—	—	287	—	—	287
Foreign currency translation adjustments	—	—	—	(1,146)	—	(1,146)
Other	—	—	—	(17)	—	(17)
Balance at December 31, 2014	41,805,962	$42	$309,424	$(744)	$11,272	$319,994
Exercise of stock options	128,751	—	1,878	—	—	1,878
Issuances of restricted stock, net of shares withheld for taxes	300,733	—	(1,604)	—	—	(1,604)
Stock compensation	—	—	10,827	—	—	10,827
Issuance of common shares under ESPP	79,135	—	1,122	—	—	1,122
Net income	—	—	—	—	36,861	36,861
Tax benefits associated with options	—	—	10	(16)	—	(6)
Foreign currency translation adjustments	—	—	—	(531)	—	(531)
Other	—	—	—	(5)	—	(5)
Balance at December 31, 2015	42,314,581	$42	$321,657	$(1,296)	$48,133	$368,536

 See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Luminex Corporation, the “Company” or “Luminex,” develops, manufactures and sells proprietary biological testing technologies and products with applications throughout the life sciences, pharmaceutical and diagnostics industries. We have established a position in several segments of the life sciences industry by developing and delivering products that meet a variety of customer needs in specific market segments, including multiplexing, accuracy, precision, sensitivity, specificity, reduction of labor and ability to test for proteins and nucleic acids. These needs are addressed by our proprietary technology, which allows the end user in a laboratory to perform biological testing in a multiplexed format. Multiplexing allows for many different laboratory results to be generated from one sample with a single assay.

We have a full range of instruments using our xMAP technology: our LUMINEX 100/200™ systems offer 100-plex testing; our FLEXMAP 3D® system is our high-throughput, 500-plex testing system; and our MAGPIX® system provides 50-plex testing at a lower cost using imaging rather than flow cytometry. By using our xMAP technology, the end users are able to generate multiple simultaneous results per sample. Using the products Luminex has available today, up to 500 simultaneous analyte results can be determined from a single sample.

We primarily serve the diagnostics, pharmaceutical and life sciences industries by marketing products, including our testing equipment and assays, to various types of testing laboratories. We have a large installed base of systems that has grown primarily from the following:

•	placements made by partners who either:

•	license our xMAP technology and develop products that incorporate our xMAP technology into products that they then sell to end users, or

•
purchase our proprietary xMAP laboratory instrumentation and our proprietary xMAP microspheres and sell xMAP-based assay products and/or xMAP-based testing services, which run on the xMAP instrumentation, and pay a royalty to us; and

•	our direct sales force that focuses on the sale of molecular diagnostic assays that run on our xMAP and ARIES® systems.

We have recently received FDA clearance for our ARIES® system. The ARIES® system is a sample to answer clinical test system that automates and integrates extraction of nucleic acid from a clinical sample, performs real-time polymerase chain reaction, and detects multiple signals generated by target specific probes. The ARIES® system was commercially launched in the fourth quarter of 2015. We also received FDA clearance for the ARIES® HSV (herpes simplex virus) 1&2 Assay in the fourth quarter of 2015.

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

Fair Value of Financial Instruments

The fair values of financial instruments are determined by obtaining non-binding market prices from the Company's third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, cost-method investments, long-term investments, accounts payable and accrued liabilities.  The fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2015 and 2014. See Note 6 for further details concerning fair value measurements.

Supplemental Cash Flow Statement Information (in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash paid during the period for taxes	$578	$1,193	$1,284
Cash paid during the period for interest and penalties	96	157	124

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of short-term and long-term investments and trade receivables. The Company’s short-term investments consist of investments in high credit quality financial institutions, non-government sponsored debt securities and corporate issuers.

The Company provides credit, in the normal course of business, to a number of its customers geographically dispersed primarily throughout the U.S. The Company attempts to limit its credit risk by performing ongoing credit evaluations of its customers and maintaining adequate allowances for potential credit losses, but the Company does not require collateral.

Laboratory Corporation of America (LabCorp) accounted for 24%, 21% and 18% of our total revenues in 2015, 2014 and 2013, respectively.  Thermo Fisher Scientific, Inc. accounted for 13%, 17% and 17% of our total revenues in 2015, 2014 and 2013, respectively.  Bio-Rad Laboratories, Inc. accounted for 8%, 7% and 9% of our total revenues in 2015, 2014 and 2013, respectively.  No other customer accounted for more than 10% of our total revenues in 2015, 2014 or 2013.

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

Property and Equipment

Property and equipment are carried at cost less accumulated amounts for amortization and depreciation. Property and equipment are typically amortized or depreciated on a straight-line basis over the useful lives of the assets, which range from two to seven years. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvements and equipment.  The Company classifies the carrying value of Luminex xMAP or ARIES® systems placed within the reagent rental program and the instruments on loan to customers in property and equipment as "Assets on loan/rental."

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  In accordance with Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350), goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise, using a two-step impairment process tested at our sole reporting unit level.  Events or circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate, significant changes in our use of the acquired assets, significant negative industry or economic trends, significant under-performance relative to operating performance indicators and significant changes in competition. The Company determined that no triggering events occurred during the year ended December 31, 2015. In 2015, the Company estimated the fair value of the reporting unit using a fair-value-based approach based on the market capitalization. In 2014 and 2013, the Company estimated the fair value of the reporting unit using a discounted cash flow (DCF) analysis of the Company’s projected future results. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company’s products, capital needs, economic trends and other factors which are inherently difficult to forecast. The Company's annual test did not result in an impairment charge in 2015 or 2014, as the estimated fair value of the reporting unit continued to exceed the carrying value by a significant enough amount such that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit. No goodwill impairments were recorded in 2015, 2014 or 2013.

Intangible assets are amortized on a straight-line basis over their respective estimated useful lives ranging from 5 to 15 years. Any in-process research and development will be an indefinite-lived intangible asset until completion or abandonment, at which point it will be accounted for as a finite-lived intangible asset or written off if abandoned.

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

The Company regularly enters into arrangements for system sales that are multiple-element arrangements, including services such as installation and training, and multiple products. These products or services are primarily delivered within a short time frame, approximately three to six months, of the agreement execution date and can also be performed by one of the Company’s third-party partners.  Based on the terms and conditions of the sale, management believes that these services can be accounted for separately from the delivered system as the delivered products have value to customers on a stand-alone basis.  Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.   Accordingly, the estimated selling price of services or products not yet performed or delivered at the time of system shipment are deferred and recognized as revenue as such services are performed.  The Company has typically been able to determine the selling price of each deliverable in a multiple-element arrangement based on the price for such deliverable when it is sold separately.  If vendor specific objective evidence is not determinable and when third-party evidence is not available, management uses the estimated selling price of a deliverable, which is determined based upon the Company’s pricing policies, expected margin of the deliverable, geographical location and information gathered from customer negotiations.

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

Additional revenue is derived from cost-type contracts with the U.S. government. Revenue and profit under cost-plus service contracts are recognized as costs are incurred, plus negotiated fees. Fixed fees on cost-plus service contracts are recognized ratably over the contract performance period as services are performed. Contract costs include labor and related employee benefits, subcontracting costs and other direct costs, as well as allocations of allowable indirect costs. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization, and determining whether realization is probable. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known. Reimbursements of certain costs, including certain hardware costs or out-of-pocket expenses, are included in revenue with corresponding costs included in cost of revenue as costs are incurred.

The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same level of credit losses that it has in the past. A significant change in the liquidity or financial position of any one of the Company’s significant customers, or a deterioration in the economic environment in general, could have a material adverse impact on the collectability of the Company’s accounts receivable and its future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

Product-Related Expenses

The Company provides for the estimated cost of initial product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.  Shipping and handling costs associated with product sales are included in cost of sales. Advertising costs are charged to operations as incurred.  The Company does not have any direct-response advertising.   Advertising expenses, which include trade shows and conventions, were approximately $2.3 million, $2.3 million and $2.6 million for 2015, 2014 and 2013, respectively, and were included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

Research and Development Costs

Research and development costs are expensed in the period incurred.  Nonrefundable advance payments for research and development activities for materials, equipment, facilities and purchased intangible assets that have an alternative future use are deferred and capitalized.  The capitalized amounts are expensed as the related goods are delivered or the services are performed.  In addition, the Company capitalizes certain internally developed products used for evaluation during development projects that also have alternative future uses.  These internally developed assets are generally depreciated on a straight-line basis over the useful life of the assets, which range from one to two years.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, “Foreign Currency Matters.” The reporting currency for the Company is the U.S. dollar. With the exception of its Canadian subsidiary, whose functional currency is the U.S. dollar, the functional currency of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including inter-company accounts receivable and payable, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Income. Revenues and expenses are translated using average exchange rates during the respective period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Income and to date have not been material.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, “Income Taxes”, which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in the Company’s financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense.

Settlement of Litigation

Effective July 2, 2015, Luminex agreed to pay $7.1 million to settle a complaint filed by ENZO Life Sciences. See Note 15 - Commitments and Contingencies. We recorded the settlement as non-operating expense in the second quarter of 2015. In October 2015, Luminex settled a lawsuit that we filed in 2013 against a third party alleging breach of contract and patent infringement in exchange for a $2.0 million lump sum payment.  We received the $2.0 million payment in October 2015 and recorded the settlement as non-operating other income in the fourth quarter of 2015. The Company is not currently a party to any litigation.

Earnings Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and potential common shares from outstanding stock options, restricted stock units (RSUs) and contingently issuable shares resulting from an award subject to performance or market conditions determined by applying the treasury stock method. In periods with a net loss, potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, would be excluded from historical diluted loss per share because of their anti-dilutive effect.

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

Segment Reporting

During the fourth quarter of 2014, following the appointment of our new CEO, the Company evaluated its historical reporting segments: the TSP segment and the ARP segment. As a result of this evaluation and based upon how the Company's Chief Executive Officer and the Company's management team collectively manages its business, management determined that the two former segments were so integrated and interrelated that they no longer provide an accurate representation of the Company's business when reported separately. Additionally, management took actions to consolidate sales and service functions. As a result, effective with the fourth quarter of 2014, the Company no longer has two operating segments and, accordingly, the Company's business as one operating segment and one reporting unit.

NOTE 2 — RESTRUCTURING

In August 2013, the Company announced a restructuring plan focused on its Newborn Screening Group and its Brisbane, Australia office where automated punching systems were designed and manufactured. The Company halted development of the newborn screening assay in 2013 and the manufacturing facility in Brisbane, Australia was closed in the third quarter of 2014. In conjunction with the restructuring plan, the Company recorded non-cash impairment charges of $2.8 million in 2014, including a write-down of goodwill of $1.2 million resulting from the disposal of the manufacturing facility in Brisbane, Australia. Pretax loss related to the Brisbane, Australia facility was $2.8 million and $3.9 million for the years ended December 31, 2014 and 2013, respectively.

The Company measured and accrued the facilities exit costs, primarily consisting of cease-use losses recorded upon vacating the facilities, at fair value upon the Company's exit in the third quarter of 2014. As the final restructuring costs were paid in the fourth quarter of 2014, there is no remaining balance of accrued restructuring costs as of December 31, 2015 or 2014.

2013 Restructuring Plan	Year Ended December 31, 2014

Non-cash impairment charges:
Inventory	$1,183
Property and equipment	494
Goodwill	1,159
Employee separation costs	154
Facility exit costs	69
Other	41
Total charges	$3,100
Recorded to cost of revenue	1,218
Recorded to restructuring costs	$1,882

NOTE 3 – INVESTMENTS

Available-for-sale securities consisted of the following as of December 31, 2015 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Current:
Money Market funds	$144	$—	$—	$144
Government sponsored debt securities	10,000	—	(10)	9,990
Non-government sponsored debt securities	2,001	—	(3)	1,998
Total current securities	12,145	—	(13)	12,132
Noncurrent:
Government sponsored debt securities	1,998	—	(6)	1,992
Non-government sponsored debt securities	5,491	—	(24)	5,467
Total noncurrent securities	7,489	—	(30)	7,459
Total available-for-sale securities	$19,634	$—	$(43)	$19,591

Available-for-sale securities consisted of the following as of December 31, 2014 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Current:
Money Market funds	$3,569	$—	$—	$3,569
Total current securities	3,569	—	—	3,569
Noncurrent:
Government sponsored debt securities	10,000	—	(11)	9,989
Non-government sponsored debt securities	6,002	—	(16)	5,986
Total noncurrent securities	16,002	—	(27)	15,975
Total available-for-sale securities	$19,571	$—	$(27)	$19,544

      There were $0 in proceeds from the sales of available-for-sale securities during the years ended December 31, 2015 and 2014.  Realized gains and losses on sales of investments are determined using the specific identification method and are included in other income (expense) in the Consolidated Statement of Comprehensive Income. Net unrealized holding losses on available-for-sale securities are included in accumulated other comprehensive income (loss) as of December 31, 2015. All of the Company's available-for-sale securities with gross unrealized losses as of December 31, 2015 and 2014 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities at December 31, 2015, by contractual maturity, was as follows (in thousands):

Estimated Fair Value
Due in one year or less	$11,988
Due after one year through two years	7,459
$19,447

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

	2015	2014
Accounts receivable	$29,057	$32,629
Less: Allowance for doubtful accounts	(204)	(4,357)
	$28,853	$28,272

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2012	$444
Increases charged to costs and expenses	4,604
Write-offs of uncollectible accounts	(469)
Balance at December 31, 2013	$4,579
Recoveries charged to costs and expenses	(123)
Write-offs of uncollectible accounts	(99)
Balance at December 31, 2014	$4,357
Increases charged to costs and expenses	456
Write-offs of uncollectible accounts	(4,609)
Balance at December 31, 2015	$204

NOTE 5 - INVENTORIES, NET

Inventories consisted of the following at December 31 (in thousands):

	2015	2014
Parts and supplies	$15,296	$19,354
Work-in-progress	8,797	8,687
Finished goods	7,159	8,575
	$31,252	$36,616

The Company has non-cancellable purchase commitments with certain of its component suppliers in the amount of approximately $21.0 million at December 31, 2015. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

NOTE 6 – FAIR VALUE MEASUREMENT

ASC 820 "Fair Value Measurement" (ASC 820) defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2 or Level 3 measurements for the year ended December 31, 2015.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$144	$—	$—	$144
Government sponsored debt securities	—	11,988	—	11,988
Non-government sponsored debt securities	—	7,459	—	7,459

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$3,569	$—	$—	$3,569
Government sponsored debt securities	—	9,989	—	9,989
Non-government sponsored debt securities	—	5,986	—	5,986

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2015	2014
Laboratory equipment	$41,795	$33,137
Leasehold improvements	28,651	26,119
Computer equipment	5,274	7,659
Purchased software	20,782	20,440
Furniture and fixtures	5,020	4,754
Assets on loan/rental	8,596	5,229
Capital lease equipment	1,321	1,321
	111,439	98,659
Less: Accumulated depreciation	(63,643)	(58,714)
	$47,796	$39,945

Depreciation expense was $9.4 million, $8.9 million, and $10.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	2015	2014
Balance at beginning of year	$49,619	$50,738
Allocation in disposal of Brisbane, Australia business (See Note 2)	—	(1,159)
Foreign currency translation adjustments	—	40
Balance at end of year	$49,619	$49,619

The Company's goodwill is not expected to be deductible for tax purposes.

The in-process research and development project related to the Company's acquisition of GenturaDx, the foundation of our ARIES® system, in 2012 has been completed. The Company received FDA clearance for the Company's ARIES® system and ARIES® HSV 1&2 Assay in October 2015. Therefore, this in-process research and development project has been classified as definite-lived technology since October 2015 and is being amortized ratably over its estimated useful life of 11 years.

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Definite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2014
Balance at December 31, 2013	$29,676	$7,952	$1,880	$40,100	$79,608
Foreign currency translation adjustments	28	6	10	—	44
Balance at December 31, 2014	29,704	7,958	1,890	40,100	79,652
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2013	(16,272)	(2,326)	(715)	—	(19,313)
Amortization expense	(3,025)	(753)	(135)	—	(3,913)
Foreign currency translation adjustments	(28)	(6)	(10)	—	(44)
Accumulated amortization balance at December 31, 2014	(19,325)	(3,085)	(860)	—	(23,270)
Net balance at December 31, 2014	$10,379	$4,873	$1,030	$40,100	$56,382
Weighted average life (in years)	10	11	11

2015
Balance at December 31, 2014	$29,704	$7,958	$1,890	$40,100	$79,652
Completion of IP R&D projects	40,100	—	—	(40,100)	—
Removal of fully amortized assets	(702)	(161)	(238)	—	(1,101)
Balance at December 31, 2015	69,102	7,797	1,652	—	78,551
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2014	(19,325)	(3,085)	(860)	—	(23,270)
Amortization expense	(3,023)	(743)	(134)	—	(3,900)
Removal of fully amortized assets	702	161	238	—	1,101
Accumulated amortization balance at December 31, 2015	(21,646)	(3,667)	(756)	—	(26,069)
Net balance at December 31, 2015	$47,456	$4,130	$896	$—	$52,482
Weighted average life (in years)	10	11	11

The estimated aggregate amortization expense for the next five years and thereafter is as follows (in thousands):

2016	$7,110
2017	6,154
2018	5,964
2019	5,964
2020	5,964
Thereafter	21,326
$52,482

NOTE 9 — OTHER COMPREHENSIVE (LOSS) INCOME

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

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency Items	Available for Sale Investments	Accumulated Other Comprehensive Income Items
Balance at December 31, 2014	$(727)	$(17)	$(744)
Other comprehensive loss before reclassifications	(531)	(21)	(552)
Net current-period other comprehensive loss	(531)	(21)	(552)
Balance at December 31, 2015	$(1,258)	$(38)	$(1,296)

The following table presents the tax expense allocated to each component of other comprehensive loss (in thousands):

	Twelve Months Ended December 31, 2015
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(531)	$—	$(531)
Unrealized losses on available-for-sale investments	(16)	(5)	(21)
Other comprehensive loss	$(547)	$(5)	$(552)

NOTE 10 – OTHER ASSETS

Other assets consisted of the following at December 31 (in thousands):

	2015	2014
Purchased technology rights (net of accumulated amortization of $3,826 and $3,392 in 2015 and 2014, respectively)	$1,922	$1,543
Cost-method investments	1,000	1,000
Other	931	642
	$3,853	$3,185

For the years ended December 31, 2015 and 2014, the Company recognized amortization expense related to the amortization of purchased technology rights of approximately $474,000 and $1,410,000, respectively.  Future amortization expense is estimated to be $212,000 in 2016, $195,000 in 2017, $140,000 in 2018, $128,000 in 2019, $118,000 in 2020 and $1,129,000 thereafter.

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

NOTE 11 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31 (in thousands):

	2015	2014
Compensation and employee benefits	$10,946	$9,960
Income and other taxes	1,261	870
Warranty costs	553	488
Other	2,392	2,800
	$15,152	$14,118

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2012	$603
Warranty expenses	(1,150)
Accrual for warranty costs	1,268
Accrued warranty costs at December 31, 2013	721
Warranty expenses	(914)
Accrual for warranty costs	681
Accrued warranty costs at December 31, 2014	488
Warranty expenses	(859)
Accrual for warranty costs	924
Accrued warranty costs at December 31, 2015	$553

NOTE 12 - INCOME TAXES

The components of income before income taxes for the years ended December 31 are as follows (in thousands):

	2015	2014	2013
Domestic	$7,472	$12,762	$20,301
Foreign	25,572	15,323	(8,877)
Total	$33,044	$28,085	$11,424

The components of the (benefit) provision for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2015	2014	2013
Current:
Federal	$490	$2,191	$4,024
Foreign	174	(1,833)	406
State	58	305	720
Total current	$722	$663	$5,150
Deferred:
Federal	(13)	(2,471)	(381)
Foreign	(4,422)	(10,329)	(1)
State	(104)	1,179	(440)
Total deferred	(4,539)	(11,621)	(822)
Total (benefit) provision for income taxes	$(3,817)	$(10,958)	$4,328

The provision for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended December 31,
	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.2)%	4.9%	0.3%
Permanent items	0.6%	(1.9)%	(4.6)%
Effect of foreign operations	(8.0)%	(3.0)%	3.1%
Research and incentive tax credit generated	(3.0)%	(9.5)%	(43.0)%
Valuation allowance	(32.1)%	(39.5)%	42.6%
Income tax reserves	(0.5)%	(0.4)%	4.9%
Deferred charge	0.0%	(9.1)%	0.0%
Worthless stock deduction	0.0%	(6.2)%	0.0%
Nontaxable cancellation of debt	(3.5)%	0.0%	0.0%
Stock compensation deferred	0.0%	(10.7)%	0.0%
Other	0.1%	1.4%	(0.4)%
	(11.6)%	(39.0)%	37.9%

The Company accounts for income taxes using the liability method in accordance with ASC 740 "Income Taxes" (ASC 740). Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at the end of each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. As a result of prospective application of Accounting Standards Update No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", Luminex offset all deferred tax liabilities and assets, as well as any related valuation allowance, and is presenting them as a single non-current amount as of December 31, 2015. Luminex has not retrospectively adjusted prior periods. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Accrued liabilities and other	$5,705	$12,220
Net operating loss and credit carryforwards	50,628	47,598
Deferred revenue	2,400	2,541
Depreciation and amortization	5,843	8,099
Stock compensation and other	6,591	5,231
Gross deferred tax assets	71,167	75,689
Valuation allowance	(14,867)	(25,012)
Total deferred tax assets	$56,300	$50,677

Deferred tax liabilities:
Accrued liabilities and other	$(1,313)	$(1,000)
Depreciation and amortization	(22,239)	(21,097)
Stock compensation	—	(50)
Acquired intangibles	(927)	(927)
Total deferred tax liabilities	(24,479)	(23,074)

Net deferred tax assets	$31,821	$27,603

Under ASC 740, the Company can only recognize a deferred tax asset to the extent that it is “more likely than not” that these assets will be realized. In evaluating the need for a valuation allowance, all available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. The Company has established a valuation allowance against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets. The valuation allowance decreased approximately $10.1 million in 2015 from 2014 primarily due to our Canadian subsidiary which recorded a partial release to valuation allowances on its net deferred tax assets. Based on our recent history of generating income in Canada and our expectation to continue to generate future income in Canada in susequent years, we determined that it was more likely than not that a portion of Canadian deferred tax assets would be realized. Luminex recorded a partial release to valuation allowances on its net deferred tax assets of our Canadian subsidiary in 2014. The potential loss of certain genetic testing assay products revenue from our largest customer for the year ended December 31, 2015 did not occur as expected and this profitability, or potential reduction thereof, was a significant contributing factor in the determination of whether a portion of the deferred tax assets were realizable in 2015 and 2014.

At December 31, 2015, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $71.2 million, $49.2 million, and $11.3 million respectively. These losses expire beginning in 2016. Approximately $19.1 million of the federal net operating loss carryforward is attributable to excess employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. Federal and state net operating losses of approximately $52.1 million and $49.2 million, respectively, were acquired as part of the acquisitions of U.S. companies. These acquired net operating losses are subject to annual limitations due to the "change of ownership" provisions of Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has federal, state and foreign credit carryforwards of approximately $11.0 million, $2.4 million, and $12.6 million, respectively. These credits begin to expire in 2018, except for approximately $3.3 million which have an indefinite carryforward period. Approximately $8.2 million of the federal credits are attributable to excess employee stock option deductions, the benefit of which has been allocated to additional paid-in capital rather than current earnings when realized. State credits of approximately $1.1 million were acquired as part of the acquisition of GenturaDx in 2012 and are subject to annual limitations due to the "change of ownership" provisions of Section 382 of the Internal Revenue Code of 1986, as amended, and similar California state tax provisions. In addition, the Company has a gross scientific research and experimental development pool in Canada of approximately $44.2 million, which has an indefinite carryforward period.

Undistributed earnings of the Company's foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  The cumulative amount of undistributed earnings of the Company's non-U.S. subsidiaries was approximately $17.2 million at December 31, 2015, $1.4 million at December 31, 2014 and $0.9 million at December 31, 2013.  The increase in undistributed earnings in 2015 is primarily a result of profitability of our Canadian subsidiary. We have not recognized a deferred tax liability on these undistributed earnings because the Company currently intends to reinvest these earnings in operations outside the U.S. and determination of such liability, if any, is dependent upon circumstances existing if and when remittance occurs.

As of December 31, 2015 and December 31, 2014, the Company had recorded gross unrecognized tax benefits of approximately $2.2 million and $2.3 million, respectively.  All of the unrecognized tax benefits as of December 31, 2015, if recognized, would impact the effective tax rate.  The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense.  During the years ended December 31, 2015 and 2014, the Company recognized approximately $47,600 and $31,900 in tax related interest and penalties, respectively.  Reserves for interest and penalties as of December 31, 2015 and 2014 are not significant as the Company has net operating loss carryovers.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2015	2014
Balance at beginning of year	$2,318	$2,333
Additions based on tax positions related to the current year	168	156
Additions for tax positions of prior years	—	58
Reductions for tax positions of prior years	(9)	(131)
Lapse of statute of limitations	(293)	(98)
Balance at end of year	$2,184	$2,318

As of December 31, 2015, there were no unrecognized tax benefits that the Company expects would change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations.  In the United States and Canada, the statute of limitations with respect to the federal income tax returns for tax years after 2011 are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2011 tax year and make adjustments to these net operating loss carryforwards.  There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which is individually significant. We are currently under audit in Canada for the Company’s scientific research and experimental development pool claims for the 2011 through 2013 tax years. Although we do not expect a material adjustment, the outcome of the audit is not known at this time.  We are not under audit in any other major taxing jurisdictions at this time.

NOTE 13 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$36,861	$39,043	$7,096
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	42,091	41,558	40,799
Effect of dilutive securities:
Stock options and awards	546	598	1,187
Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,637	42,156	41,986
Basic net income per share	$0.88	$0.94	$0.17
Diluted net income per share	$0.86	$0.93	$0.17

Restricted stock awards (RSAs) and stock options to acquire 1,252,000, 442,000, and 381,000 shares for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

NOTE 14 - STOCKHOLDERS' EQUITY, EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders.  At December 31, 2015 and 2014, there was no preferred stock issued and outstanding.

Stock-Based Compensation

At December 31, 2015, the Company has one stock-based employee compensation plan pursuant to which grants may be made: the Third Amended and Restated 2006 Equity Incentive Plan (Equity Incentive Plan) which was approved at the Company’s Annual Meeting on May 25, 2006 and amended at the Company’s Annual Meetings on each of May 21, 2009, May 17, 2012 and May 14, 2015.  No further grants shall be made pursuant to the 2000 Long-Term Incentive Plan (2000 Plan), the 2001 Broad-Based Stock Option Plan (2001 Plan) or the 2006 Management Stock Purchase Plan (MSPP), which was terminated effective March 7, 2012. In addition, at December 31, 2015, the Company has one plan pursuant to which discount purchases may be made by the participants in such plan: the Luminex Corporation Employee Stock Purchase Plan (ESPP), which was approved at the Company's Annual Meeting on May 17, 2012.

Equity Incentive Plans

Under the Company’s Equity Incentive Plan, certain employees, consultants and non-employee directors have been granted RSAs, restricted share units (RSUs) and options to purchase shares of common stock.  The options, RSAs, and RSUs generally vest in installments over a three to five year period, and the options expire either five, seven or ten years after the date of grant.  Under the Equity Incentive Plan, certain employees of, directors of, and consultants to the Company are eligible to be granted RSAs, RSUs, and options to purchase common stock. The ESPP provides for the granting of rights to certain employees of the Company to defer an elected percentage, up to 15%, of their base salary through the purchase of the Company's common stock, discounted by 15%. As of December 31, 2015, there were approximately 5.0 million shares authorized for future issuance under the Company’s Equity Incentive Plan and approximately 239,000 shares eligible for purchase pursuant to the terms and conditions of the ESPP as more fully described below.

The Equity Incentive Plan and the ESPP are administered by the Compensation Committee of the Board of Directors.  The Compensation Committee has the authority to determine the terms and conditions under which awards will be granted from the Equity Incentive Plan, including the number of shares, vesting schedule and term, as applicable. Any option award exercise prices, as set forth in the Equity Incentive Plan, will be equal to the fair market value on the date of grant.  Under certain circumstances, the Company may repurchase previously granted RSAs and RSUs.

On March 7, 2012 and March 19, 2013 the Compensation Committee of the Board adopted the Luminex Corporation 2012 Long Term Incentive Plan (2012 LTIP) and the 2013 Long Term Incentive Plan (2013 LTIP), respectively.  Awards under all of the LTIP plans were granted by the Compensation Committee in the form of RSUs and are to be treated as Performance Awards under the Equity Incentive Plan.  Grants of RSUs under the LTIP plans shall initially be unvested and represent the maximum amount of shares that participants may receive under the plan, assuming achievement of the maximum level of performance goals established for the grant, and subject to adjustment for certain transactions and other extraordinary or non-recurring events that may affect Luminex or its financial performance.

On March 7, 2012, the Company’s former CEO was granted an award for an unvested RSU under the 2012 LTIP for up to $2,200,000 worth of shares (grant date fair value) of Luminex common stock, and the Company’s CFO was granted an award for an unvested RSU under the 2012 LTIP for up to $550,000 worth of shares (grant date fair value) of Luminex common stock.  The actual maximum number of shares of 98,434 shares and 24,608 shares for the former CEO and CFO, respectively, were determined on March 7, 2012, based upon the closing price of the stock on that date.  Performance goals under the grants are based on the following components, with the following weights given to each: 50% on the trading price of Luminex common stock at the end of the performance period and 50% on Luminex’s total income from operations at the end of the performance period.

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

•
Partial or complete achievement of the total income from operations goal is dependent upon the total income from operations for the year ended December 31, 2014, as further described in the 2012 LTIP. Total income from operations means Luminex’s income from operations as reflected on the Company’s Consolidated Statement of Comprehensive Operations for the year ended December 31, 2014, as further described in the 2012 LTIP. There is a range of targets as follows: a minimum threshold of $58,663,000, a target of $67,286,000, and a maximum goal of $85,831,000. No shares were earned for this goal under the 2012 LTIP.

On March 19, 2013, the Company’s former CEO was granted an award for an unvested RSU under the 2013 LTIP for up to $1,200,000 worth of shares (grant date fair value) of Luminex common stock, and the Company’s CFO was granted an award for an unvested RSU under the 2013 LTIP for up to $300,000 worth of shares (grant date fair value) of Luminex common stock.  The actual maximum number of shares of 71,727 shares and 17,931 shares for the former CEO and CFO, respectively, were determined on March 19, 2013, based upon the closing price of the stock on that date.  The performance goal under the grants is based on Luminex’s fully diluted earnings per share at the end of the performance period (Adjusted EPS Goal). Partial or complete achievement of the Adjusted EPS Goal is dependent upon Luminex's fully diluted earnings per share for the year ended December 31, 2015, as further described in the 2013 LTIP. There is a range of targets as follows: a minimum threshold of $1.06 per share, a target of $1.18 per share, and a maximum goal of $1.36 per share. The final determination and certification of the shares earned for this goal will be made by the Compensation Committee of the Board of Directors after the filing of this Annual Report on Form 10-K, but we expect no shares will be earned for this goal under the 2013 LTIP.

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

In accordance with ASC 718, the Company evaluates the assumptions used in the Black-Scholes model at each grant date using a consistent methodology for computing expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility. The expected life is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options.  The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.  The assumptions used are summarized in the following table:

	2015	2014	2013
Dividend yield	—%	—%	—%
Expected volatility	0.5	0.5	0.5
Risk-free rate of return	1.6%	1.8%	1.2%
Expected life of a 10 year contractual term option	7 years	7 years	7 years
Expected life of a 7 year contractual term option	4.87 years	—	—
Weighted average fair value at grant date	$6.73	$10.75	$8.79

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

The Company’s stock option activity for the years ended December 31, 2013, 2014 and 2015 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,676	$12.13
Granted	159	17.24
Exercised	(835)	9.06
Cancelled or expired	(33)	19.80
Outstanding at December 31, 2013	967	$15.35
Granted	250	21.10
Exercised	(348)	10.59
Cancelled or expired	(44)	20.17
Outstanding at December 31, 2014	825	$18.84
Granted	1,023	15.98
Exercised	(129)	14.59
Cancelled or expired	(27)	16.67
Outstanding at December 31, 2015	1,692	$17.47	5.58	$6,775
Vested at December 31, 2015 and expected to vest	1,622	$17.50	5.56	$6,449
Exercisable at December 31, 2015	464	$19.27	3.99	$1,129

During the years ended December 31, 2015, 2014 and 2013, the total exercise intrinsic value of stock options exercised was $0.8 million, $2.8 million and $8.7 million, respectively, and the total fair value of stock options that vested was $2.5 million, $2.4 million and $2.5 million, respectively.  Exercise intrinsic value represents the difference between the market value of the Company's common stock at the time of exercise and the price paid by the employee to exercise the options. The Company had $7.5 million of total unrecognized compensation costs related to stock options at December 31, 2015 that are expected to be recognized over a weighted-average period of 3.1 years.

The Company’s restricted share activity for the years ended December 31, 2013, 2014 and 2015 is as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2012	818	$19.32
Granted	354	17.28
Vested	(267)	18.83
Cancelled or expired	(79)	19.15
Non-vested at December 31, 2013	826	$18.62
Granted	637	20.21
Vested	(286)	18.09
Cancelled or expired	(78)	19.27
Non-vested at December 31, 2014	1,098	$19.63
Granted	276	15.95
Vested	(349)	19.30
Cancelled or expired	(190)	19.19
Non-vested at December 31, 2015	836	$18.66

Restricted Stock Units	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2012	875
Granted	199
Vested	(79)
Cancelled or expired	(162)
Non-vested at December 31, 2013	833
Granted	139
Vested	(74)
Cancelled or expired	(241)
Non-vested at December 31, 2014	658
Granted	122
Vested	(54)
Cancelled or expired	(224)
Non-vested at December 31, 2015	501	1.19	$10,720
Vested at December 31, 2015 and expected to vest	484	1.17	$4,246
Exercisable at December 31, 2015	285	0.00	$6,098

As of December 31, 2015, there was $18.5 million of unrecognized compensation cost related to RSAs and RSUs.  That cost is expected to be recognized over a weighted average-period of 2.2 years.  The total fair value of restricted shares vested during the year ended December 31, 2015, 2014 and 2013 was $8.5 million, $6.5 million, and $7.2 million, respectively.

RSAs and RSUs may be granted at the discretion of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2015, the Company awarded 276,271 shares of RSAs, which had a fair value at the date of grant ranging from $15.93–$16.72. During the year ended December 31, 2014, the Company awarded 637,184 shares of RSAs, which had a fair value at the date of grant ranging from $16.82–$21.10. During the year ended December 31, 2013, the Company awarded 353,537 shares of RSAs, which had a fair value at the date of grant ranging from $16.18–$18.11.  During the year ended December 31, 2015, the Company awarded 121,802 shares of RSUs, which had a fair value at the date of grant ranging from $15.93–$16.72.  During the year ended December 31, 2014, the Company awarded 139,417 shares of RSUs, which had a fair value at the date of grant ranging from $17.91–$20.14.  During the year ended December 31, 2013, the Company awarded 199,051 shares of RSUs, which had a fair value at the date of grant ranging from $16.73–$20.51. Compensation under these RSAs and RSUs was charged to expense over the restriction period and amounted to $8.1 million, $8.1 million, and $7.5 million in 2015, 2014 and 2013, respectively. There were no significant stock compensation costs capitalized into assets as of December 31, 2015, 2014 or 2013.

The Company received $1.9 million, $3.7 million, and $7.6 million for the exercise of stock options during the years ended December 31, 2015, 2014 and 2013, respectively.  Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan and 2000 Plan from reserves upon the exercise of stock options and vesting of RSAs.

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of comprehensive income (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$975	$981	$856
Research and development	2,422	2,573	2,553
Selling, general and administrative	7,458	5,994	5,812
Stock-based compensation costs reflected in net income	$10,855	$9,548	$9,221

Employee Savings Plans and Other Benefit Plans

Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code for the Company’s employees in the United States. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2015, 2014 and 2013, each employee could contribute a percentage of compensation up to a maximum of $18,000, $17,500, and $17,500 per year, respectively, with the Company matching 50% of each employee’s contributions.  Effective January 1, 2010, the Company began contributing to a deferred profit sharing plan for its Canadian employees.  All Canadian employees are eligible to participate in the plan.  The Company’s contributions to these plans for 2015, 2014 and 2013 were $2.8 million, $2.5 million, and $2.4 million, respectively.

Several of the Company’s Netherlands employees are covered by a defined benefit plan.  The cost and total liability to the Company is not material.  Effective January 1, 2011, all of the Company’s new hires in the Netherlands are eligible to participate in a defined contribution plan.

Employee Stock Purchase Plan

In May 2012, the Company's stockholders approved the ESPP, which provides for the granting of up to 500,000 shares of the Company's common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company's common stock at 85% of the lesser of (i) the closing market value per share of the common stock on the first trading date of the option period or (ii) the closing market value per share of the common stock on the last trading date of the option period. The first plan option period began on July 1, 2012. As of December 31, 2015, 2014 and 2013, 260,536 shares, 181,401 shares and 106,522 shares, respectively had been issued out of the ESPP. The related stock-based compensation expense was $0.4 million, $0.4 million and $0.4 million for 2015, 2014 and 2013, respectively.

The Company uses the Black-Scholes model to estimate the fair value of shares to be issued under the ESPP as of the grant date using the following weighted average assumptions:

2015
Assumptions:
Risk-free interest rates	0.07% to 0.08%
Expected life	0.4 to 0.5 years
Expected volatility	0.47
Dividend yield	—%

Reserved Shares of Common Stock

At December 31, 2015 and 2014, the Company had reserved 7,485,118 and 4,790,386 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, RSUs, purchase of common stock pursuant to the ESPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summarizes the reserved shares by plan as of December 31, 2015:

	Options Outstanding	Shares Available for Future Issuance	Total Shares Reserved
Equity Incentive Plan	2,200,803	5,044,851	7,245,654
ESPP	—	239,464	239,464
	2,200,803	5,284,315	7,485,118

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company has operating leases related primarily to its office and manufacturing facilities with original lease periods of up to ten years. Rental and lease expense for these operating leases for the years 2015, 2014 and 2013 totaled approximately $4.7 million, $4.5 million, and $5.1 million, respectively.

Minimum annual lease commitments as of December 31, 2015 under non-cancellable leases for each of the next five years and in the aggregate were as follows (in thousands):

2016	$3,837
2017	3,632
2018	3,524
2019	3,411
2020	1,727
Thereafter	2,842
Total	$18,973

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

Non-Cancellable Purchase Commitments

As of December 31, 2015 the Company had approximately $21.0 million in purchase commitments primarily with several of its inventory suppliers as well as other operating commitments. Certain of our supply agreements require purchase and delivery of minimum amounts of components through 2018, and purchases under these arrangements were $1.2 million, $2.4 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Employment Contracts

The Company has entered into employment contracts with certain of its key executives.  Generally, certain amounts may become payable in the event the Company terminates the executives’ employment without cause or the executive resigns for good reason.

Legal Proceedings

On August 30, 2012, Abbott Laboratories, Inc. (Abbott) was named as a defendant in a complaint filed by ENZO Life Sciences, Inc. (ENZO) in U.S. District Court in Delaware for alleged infringement of U.S. Patent 7,064,197 as a result of Abbott's distribution of Luminex's xTAG Respiratory Viral Panel.  Luminex and Abbott entered into an agreement requiring Luminex to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of Luminex's xTAG Respiratory Viral Panel. The complaint sought unspecified monetary damages and injunctive relief.  Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, Luminex intervened in the lawsuit. On January 2, 2013, ENZO filed additional claims against Luminex, alleging infringement of U.S. Patent 7,064,197 resulting from Luminex's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of U.S. Patent 8,097,405 resulting from Luminex's sale of MultiCode products.  Luminex filed an answer to ENZO's additional claims on January 28, 2013.  On October 2, 2013, ENZO filed additional claims against Luminex, alleging infringement of U.S. Patent 6,992,180 resulting from Luminex’s sale of MultiCode products.  Luminex filed an answer to ENZO’s additional claims on October 21, 2013.

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

On November 1, 2013, Irori Technologies, Inc. (Irori) filed a complaint against Luminex in U.S. District Court in the Southern District of California alleging infringement of its U.S. Patents 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products. Luminex filed a motion to dismiss on January 9, 2014. Irori filed its response to our motion to dismiss on February 7, 2014. The court granted the motion to dismiss without prejudice on February 25, 2014. On March 18, 2014, Irori filed an amended complaint, again alleging infringement of U.S. Patents 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products. The complaint sought unspecified monetary damages and injunctive relief. Luminex filed an answer to Irori’s amended complaint on April 2, 2014. On June 10, 2014, Luminex filed with the USPTO’s Patent Trial and Appeal Board a total of five petitions for inter partes review (IPR) seeking to invalidate the claims of the three patents involved in the litigation. On June 17, 2014, Luminex filed a motion to stay proceedings in the district court pending the USPTO’s resolution of the IPR of Irori’s patents. Irori filed its opposition to the motion to stay on July 7, 2014, and Luminex filed a reply on July 14, 2014. On July 16, 2014, the court granted Luminex’s motion to stay the case until the earlier of i) a determination by the USPTO that reexamination proceedings will not take place or ii) the conclusion of reexamination proceedings and appeals. On December 11, 2014, the USPTO's Patent Trial and Appeal Board instituted review on all five IPR petitions that Luminex filed.

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

NOTE 16 - GUARANTEES

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

NOTE 17 – GEOGRAPHIC INFORMATION

The table below provides information regarding product revenues and property and equipment, net from the Company’s sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	Sales to Customers			Property and Equipment, net
	2015	2014	2013	2015	2014	2013
Domestic	$200,427	$187,945	$178,276	$43,910	$36,826	$30,847
Foreign:
Europe	17,034	17,819	16,690	1,358	1,093	1,013
Asia	12,794	14,863	12,287	429	261	234
Canada	3,239	3,664	3,025	2,085	1,746	640
Other	4,214	2,692	3,145	14	19	59
	$237,708	$226,983	$213,423	$47,796	$39,945	$32,793

The Company's aggregate foreign currency transaction losses of $841,000, $16,000 and $385,000 were included in determining the consolidated results for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 18 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued guidance which simplifies the presentation of deferred income taxes. This new guidance requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted this guidance effective December 31, 2015 on a prospective basis. Adoption of this guidance resulted in a reclassification of the Company's net current deferred tax asset to the net non-current deferred tax asset in the Company's Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In July 2015, the FASB issued guidance regarding the measurement of inventory. The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This new guidance is effective for the Company's first quarter of fiscal 2018 and early adoption is permitted. The guidance must be applied prospectively. The Company is currently evaluating the impact of the adoption of this requirement on its consolidated financial statements, but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2015, the FASB amended guidance related to consolidation. This guidance focuses on a reporting company’s consolidation evaluation to determine whether certain legal entities should be consolidated. This guidance is effective for annual periods beginning after December 15, 2015, and is applicable to the Company in fiscal 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this guidance, but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued a new standard on revenue recognition, which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use their judgment and make estimates more extensively than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 19 - SELECTED QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$57,741	$58,917	$60,601	$60,449
Gross profit	40,219	43,270	41,812	43,406
Income from operations	9,693	9,959	9,706	7,999
Net income (1)	7,453	2,629	6,402	20,377
Basic income per common share	0.18	0.06	0.15	0.48
Diluted income per common share	0.18	0.06	0.15	0.47

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$56,561	$55,632	$56,684	$58,106
Gross profit	39,954	38,147	39,010	42,741
Income from operations	8,185	4,771	4,996	10,185
Net income (2)	5,966	4,725	5,550	22,802
Basic income per common share	0.14	0.11	0.13	0.55
Diluted income per common share	0.14	0.11	0.13	0.54

(1) Net income in the fourth quarter of 2015 included an income tax benefit from the release of a portion of the valuation allowance on deferred tax assets in Canada. See Note 12 – Income Taxes.

(2) Net income in the fourth quarter of 2014 included an income tax benefit from the release of a portion of the valuation allowance on deferred tax assets in Canada and the recognition of a tax benefit related to intercompany profits on sales of assets for which the assets had not been disposed of as of December 31, 2014. See Note 12 – Income Taxes.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on their assessment of the effectiveness of our internal control over financial reporting, which is provided at Item 8 "Financial Statements and Supplementary Data," page 58.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal 1 - Election of Class I Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about May 19, 2016 (Proxy Statement). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 1, 2016.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant as of February 23, 2016" in Item 1 of this Annual Report on Form 10-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2015, certain information with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	2,200,803	$13.46	5,284,315
Equity compensation plans not approved by security holders	—	$—	—
Total	2,200,803		5,284,315

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

2.1
Agreement and Plan of Merger, dated July 9, 2012, by and among Luminex Corporation, Grouper Merger Sub, Inc., GenturaDx, Inc. and the Seller Representative (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed on July 12, 2012).*

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

10.7
Lease Agreement between PS Business Parks, L.P., as Landlord, and Luminex Corporation, as Tenant, dated September 30, 2014 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.8#
Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2003).

10.9#
Employment Agreement, effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2005).

10.10#
Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended September 30, 2004).

10.11#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2005).

10.12#	Luminex Corporation Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.13#
Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.14#
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

10.19#
Amendment to Luminex Corporation Amended and Restated 2000 Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2007).

10.20#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Proxy Statement (File No. 000-30109) for its Annual Meeting of Shareholders held on May 25, 2006).

10.21#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.22#
Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.23#
Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.24#
First Amendment to Employment Agreement, effective as of March 30, 2006, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.25#
Form of Restricted Share Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2006).

10.26#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2007).

10.27#	Management Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 15, 2010).

10.28#	Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.29#	Luminex Corporation Employee Stock Purchase Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.30#
Form of Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and its Executives, (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2012).

10.31#	Luminex Corporation 2013 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 25, 2013).

10.32#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2013 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 25, 2013).

10.33#
Employment Agreement, dated October 14, 2014, between Luminex Corporation and Nachum Shamir (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed October 20, 2014).

10.34#
Employment Agreement, dated August 14, 2012, by and between Luminex Corporation and Nancy M. Fairchild (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.35#
Second Amendment to Employment Agreement, effective as of February 6, 2014, by and between Luminex Corporation and Nancy M. Fairchild (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.36#
Third Amendment to Employment Agreement, effective as of January 1, 2015, by and between Luminex Corporation and Nancy M. Fairchild (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.37#
Third Amendment to Employment Agreement, effective as of January 1, 2015, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.38#
Omnibus Amendment to the Luminex Corporation Restricted Share Unit Award Agreements (2012 and 2013 LTIPs) (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.39#
First Amendment to the Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed on March 11, 2015).

10.40#
Form of Non-Qualified Stock Option Agreement for the Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2015).

10.41#
Form of Stock Appreciation Rights Agreement for the Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2015).

10.42#	Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as Annex A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 14, 2015).

10.43#
Form of Restricted Share Award Agreement for Directors for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2015).

10.44#
Form of Restricted Share Unit Agreement for Directors for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2015).

10.45#	Employment Agreement, dated March 4, 2015, by and between Luminex Corporation and Richard Rew.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated in the signature page of this report).

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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
Date: February 25, 2016

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

S-1

SIGNATURES	TITLE	DATE

/s/ Nachum Shamir	President and Chief Executive Officer, Director	February 25, 2016
Nachum Shamir	(Principal Executive Officer)

/s/ Harriss T. Currie	Chief Financial Officer, Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 25, 2016
Harriss T. Currie

/s/ Robert J. Cresci	Director	February 25, 2016
Robert J. Cresci

/s/ Thomas W. Erickson	Director	February 25, 2016
Thomas W. Erickson

/s/ Fred C. Goad, Jr.	Director	February 25, 2016
Fred C. Goad, Jr.

/s/ Jay B. Johnston	Director	February 25, 2016
Jay B. Johnston

/s/ Jim D. Kever	Director	February 25, 2016
Jim D. Kever

/s/ G. Walter Loewenbaum II	Chairman of the Board of Directors,	February 25, 2016
G. Walter Loewenbaum II	Director

/s/ Kevin M. McNamara	Director	February 25, 2016
Kevin M. McNamara

/s/ Edward A. Ogunro	Director	February 25, 2016
Edward A. Ogunro

S-2

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1
Agreement and Plan of Merger, dated July 9, 2012, by and among Luminex Corporation, Grouper Merger Sub, Inc., GenturaDx, Inc. and the Seller Representative (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed on July 12, 2012).*

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

10.7
Lease Agreement between PS Business Parks, L.P., as Landlord, and Luminex Corporation, as Tenant, dated September 30, 2014 (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.8#
Employment Agreement, effective as of October 1, 2003, by and between Luminex Corporation and Harriss T. Currie (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2003).

10.9#
Employment Agreement, effective as of May 23, 2005, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2005).

10.10#
Form of Restricted Stock Agreement for the 2000 Long-Term Incentive Plan and 2001 Broad-Based Stock Option Plan (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended September 30, 2004).

10.11#	Form of Amendment to Executive Employment Agreements (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2005).

10.12#	Luminex Corporation Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.13#
Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 21, 2009).

10.14#
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

10.19#
Amendment to Luminex Corporation Amended and Restated 2000 Long-Term Incentive Plan dated as of May 24, 2007 (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2007).

10.20#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Proxy Statement (File No. 000-30109) for its Annual Meeting of Shareholders held on May 25, 2006).

10.21#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.22#
Form of Restricted Share Award Agreement for Officers & Employees for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.23#
Form of Restricted Share Award Agreement for Directors for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.24#
First Amendment to Employment Agreement, effective as of March 30, 2006, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.25#
Form of Restricted Share Unit Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2006).

10.26#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2007).

10.27#	Management Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 15, 2010).

10.28#	Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.29#	Luminex Corporation Employee Stock Purchase Plan (Previously filed as an Annex to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2012).

10.30#
Form of Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and its Executives, (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2012).

10.31#	Luminex Corporation 2013 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 25, 2013).

10.32#
Form of Restricted Share Unit Award Agreement for Awards under the Luminex Corporation 2013 Long Term Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 25, 2013).

10.33#
Employment Agreement, dated October 14, 2014, between Luminex Corporation and Nachum Shamir (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed October 20, 2014).

10.34#
Employment Agreement, dated August 14, 2012, by and between Luminex Corporation and Nancy M. Fairchild (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.35#
Second Amendment to Employment Agreement, effective as of February 6, 2014, by and between Luminex Corporation and Nancy M. Fairchild (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.36#
Third Amendment to Employment Agreement, effective as of January 1, 2015, by and between Luminex Corporation and Nancy M. Fairchild (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.37#
Third Amendment to Employment Agreement, effective as of January 1, 2015, by and between Luminex Corporation and Russell W. Bradley (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.38#
Omnibus Amendment to the Luminex Corporation Restricted Share Unit Award Agreements (2012 and 2013 LTIPs) (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.39#
First Amendment to the Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed on March 11, 2015).

10.40#
Form of Non-Qualified Stock Option Agreement for the Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2015).

10.41#
Form of Stock Appreciation Rights Agreement for the Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2015).

10.42#	Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as Annex A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 14, 2015).

10.43#
Form of Restricted Share Award Agreement for Directors for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2015).

10.44#
Form of Restricted Share Unit Agreement for Directors for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2015).

10.45#	Employment Agreement, dated March 4, 2015, by and between Luminex Corporation and Richard Rew.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated in the signature page of this report).

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#        Management contract or compensatory plan or arrangement.

*
Schedules, annexes and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Luminex agrees to furnish a supplemental copy of omitted schedules to the Securities and Exchange Commission upon request.