Form 10-Q
period 2016-03-31
LUMINEX CORP
filed 2016-05-03
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 43,340,903 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on May 2, 2016.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	1

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

SIGNATURES AND EXHIBITS	25

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,302	$128,546
Short-term investments	14,003	11,988
Accounts receivable, net	29,404	28,853
Inventories, net	31,190	31,252
Prepaids and other	8,759	8,887
Total current assets	217,658	209,526
Property and equipment, net	48,086	47,796
Intangible assets, net	50,855	52,482
Deferred income taxes	28,607	31,821
Long-term investments	5,496	7,459
Goodwill	49,619	49,619
Other	3,906	3,853
Total assets	$404,227	$402,556
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,860	$7,868
Accrued liabilities	8,361	15,152
Deferred revenue	5,070	4,212
Total current liabilities	20,291	27,232
Deferred revenue	2,043	2,064
Other	4,662	4,724
Total liabilities	26,996	34,020
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 42,466,762 shares at March 31, 2016; 42,314,581 shares at December 31, 2015	42	42
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	321,327	321,657
Accumulated other comprehensive loss	(1,041)	(1,296)
Retained earnings	56,903	48,133
Total stockholders' equity	377,231	368,536
Total liabilities and stockholders' equity	$404,227	$402,556

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Revenue	$62,981	$57,741
Cost of revenue	18,175	17,522
Gross profit	44,806	40,219
Operating expenses:
Research and development	11,019	10,145
Selling, general and administrative	20,359	19,479
Amortization of acquired intangible assets	1,627	902
Total operating expenses	33,005	30,526
Income from operations	11,801	9,693
Other income, net	21	694
Income before income taxes	11,822	10,387
Income taxes	(3,052)	(2,934)
Net income	$8,770	$7,453

Other comprehensive income:
Foreign currency translation adjustments	210	(474)
Unrealized gain on available-for-sale securities, net of tax	45	21
Other comprehensive income (loss)	255	(453)
Comprehensive income	$9,025	$7,000

Net income per share, basic	$0.21	$0.18
Shares used in computing net income per share, basic	42,346	41,873

Net income per share, diluted	$0.21	$0.18
Shares used in computing net income per share, diluted	42,443	42,194

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$8,770	$7,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,212	3,198
Stock-based compensation	1,180	1,579
Deferred income tax expense	3,326	877
Loss (gain) on sale or disposal of assets	37	(893)
Other	(54)	(153)
Changes in operating assets and liabilities:
Accounts receivable, net	(548)	3,946
Inventories, net	102	2,928
Other assets	164	324
Accounts payable	(1,013)	(842)
Accrued liabilities	(8,721)	(7,689)
Deferred revenue	830	207
Net cash provided by operating activities	8,285	10,935
Cash flows from investing activities:
Purchase of property and equipment	(2,848)	(8,898)
Proceeds from sale of assets	—	893
Acquired technology rights	(200)	(177)
Net cash used in investing activities	(3,048)	(8,182)
Cash flows from financing activities:
Proceeds from employee stock plans and issuance of common stock	356	405
Net cash provided by financing activities	356	405
Effect of foreign currency exchange rate on cash	163	55
Change in cash and cash equivalents	5,756	3,213
Cash and cash equivalents, beginning of period	128,546	91,694
Cash and cash equivalents, end of period	$134,302	$94,907

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 10-K).

NOTE 2 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. As of March 31, 2016 and December 31, 2015, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date. The fair value of all securities is determined by quoted market prices, market interest rates inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period). Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Available-for-sale securities consisted of the following as of March 31, 2016 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Cash equivalents	$163	$—	$—	$163
Government sponsored debt securities	11,998	2	—	12,000
Non-government sponsored debt securities	2,001	2	—	2,003
Total current securities	14,162	4	—	14,166
Noncurrent:
Government sponsored debt securities	—	—	—	—
Non-government sponsored debt securities	5,492	4	—	5,496
Total noncurrent securities	5,492	4	—	5,496
Total available-for-sale securities	$19,654	$8	$—	$19,662

Available-for-sale securities consisted of the following as of December 31, 2015 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Cash equivalents	$144	$—	$—	$144
Government sponsored debt securities	10,000	—	(10)	9,990
Non-government sponsored debt securities	2,001	—	(3)	1,998
Total current securities	12,145	—	(13)	12,132
Noncurrent:
Government sponsored debt securities	1,998	—	(6)	1,992
Non-government sponsored debt securities	5,491	—	(24)	5,467
Total noncurrent securities	7,489	—	(30)	7,459
Total available-for-sale securities	$19,634	$—	$(43)	$19,591

There were no proceeds from the sales of available-for-sale securities during the three months ended March 31, 2016 or 2015. Realized gains and losses on sales of investments are determined using the specific identification method. Realized gains and losses are included in Other income, net in the Consolidated Statements of Comprehensive Income. All of the Company's available-for-sale securities with gross unrealized holding losses as of March 31, 2016 and December 31, 2015 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities as of March 31, 2016 and December 31, 2015, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	March 31, 2016	December 31, 2015
Due in one year or less	$14,003	$11,988
Due after one year through two years	5,496	7,459
	$19,499	$19,447

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

The Company regularly evaluates the carrying value of its cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee's ability to remain in business, such as the investee's liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in Other income, net in the Consolidated Statements of Comprehensive Income. As the inputs utilized for the Company's periodic impairment assessment are not based on observable market data, the determination of fair value of this cost-method investment is classified within Level 3 of the fair value hierarchy. See Note 4 - Fair Value Measurement. To determine the fair value of this investment, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost-method investment's fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

NOTE 3 — INVENTORIES, NET

Inventories are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Parts and supplies	$17,078	$15,296
Work-in-progress	6,288	8,797
Finished goods	7,824	7,159
	$31,190	$31,252

NOTE 4 — FAIR VALUE MEASUREMENT

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The ASC describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ended March 31, 2016.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements as of March 31, 2016 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$163	$—	$—	$163
Government sponsored debt securities	—	12,000	—	12,000
Non-government sponsored debt securities	—	7,499	—	7,499

	Fair Value Measurements as of December 31, 2015 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$144	$—	$—	$144
Government sponsored debt securities	—	11,988	—	$11,988
Non-government sponsored debt securities	—	7,459	—	$7,459

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise. The Company's goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	March 31, 2016	December 31, 2015
Balance at beginning of year	$49,619	$49,619
Foreign currency translation adjustments	—	—
Balance at end of period	$49,619	$49,619

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2015
Balance as of December 31, 2014	$29,704	$7,958	$1,890	$40,100	$79,652
Completion of IP R&D project	40,100	—	—	(40,100)	—
Removal of fully amortized assets	(702)	(161)	(238)	—	(1,101)
Balance as of December 31, 2015	69,102	7,797	1,652	—	78,551
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2014	(19,325)	(3,085)	(860)	—	(23,270)
Amortization expense	(3,023)	(743)	(134)	—	(3,900)
Removal of fully amortized assets	702	161	238	—	1,101
Accumulated amortization balance as of December 31, 2015	(21,646)	(3,667)	(756)	—	(26,069)
Net balance as of December 31, 2015	$47,456	$4,130	$896	$—	$52,482
Weighted average life (in years)	10	11	11

2016
Balance as of December 31, 2015	$69,102	$7,797	$1,652	$—	$78,551
Foreign currency translation adjustments	—	—	—	—	—
Balance as of March 31, 2016	69,102	7,797	1,652	—	78,551
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2015	(21,646)	(3,667)	(756)	—	(26,069)
Amortization expense	(1,408)	(186)	(33)	—	(1,627)
Accumulated amortization balance as of March 31, 2016	(23,054)	(3,853)	(789)	—	(27,696)
Net balance as of March 31, 2016	$46,048	$3,944	$863	$—	$50,855
Weighted average life (in years)	11	11	11

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2016 (nine months)	$5,058
2017	5,789
2018	5,599
2019	5,599
2020	5,599
Thereafter	23,211
$50,855

NOTE 6 — OTHER COMPREHENSIVE INCOME (LOSS)

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

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Available-for-Sale Investments	Accumulated Other Comprehensive Income (Loss) Items
Balance as of December 31, 2015	$(1,258)	$(38)	$(1,296)
Other comprehensive income before reclassifications	210	45	255
Net current-period other comprehensive income	210	45	255
Balance as of March 31, 2016	$(1,048)	$7	$(1,041)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2016
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$210	$—	$210
Unrealized gains on available-for-sale investments	51	(6)	45
Other comprehensive income (loss)	$261	$(6)	$255

NOTE 7 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$8,770	$7,453
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	42,346	41,873
Effect of dilutive securities: stock options and awards	97	321
Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,443	42,194
Basic net income per share	$0.21	$0.18
Diluted net income per share	$0.21	$0.18

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Stock options to acquire approximately 0.6 million and 0.7 million shares for the three months ended March 31, 2016 and 2015, respectively, were excluded from the computations of diluted EPS because the effect of including those stock options would have been anti-dilutive.

NOTE 8 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the three months ended March 31, 2016 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	1,692	$17.47
Granted	886	19.21
Exercised	—	—
Cancelled or expired	(64)	17.44
Outstanding as of March 31, 2016	2,514	$18.09

The Company had $13.7 million of total unrecognized compensation costs related to stock options as of March 31, 2016 that are expected to be recognized over a weighted average period of 3.37 years.

The Company’s restricted share activity for the three months ended March 31, 2016 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested as of December 31, 2015	836	$18.66
Granted	261	19.49
Vested	(190)	19.68
Cancelled or expired	(18)	17.63
Non-vested as of March 31, 2016	889	$18.70

Restricted Stock Units (in thousands)	Shares
Non-vested as of December 31, 2015	501
Granted	45
Vested	(36)
Cancelled or expired	(35)
Non-vested as of March 31, 2016	475

As of March 31, 2016, there was $18.3 million and $3.5 million of total unrecognized compensation costs related to Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs), respectively. That cost is expected to be recognized over a weighted average period of 2.78 years for the RSAs and 2.28 years for the RSUs. The Company issues a small number of cash settled RSUs pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$249	$234
Research and development	390	247
Selling, general and administrative	541	1,098
Stock-based compensation costs reflected in net income	$1,180	$1,579

NOTE 9 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Compensation and employee benefits	$5,336	$10,946
Income and other taxes	522	1,261
Warranty costs	590	553
Other	1,913	2,392
	$8,361	$15,152

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2015	$553
Warranty adjustments/settlements	(151)
Accrual for warranty costs	188
Accrued warranty costs as of March 31, 2016	$590

NOTE 10 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the three months ended March 31, 2016 was 25.85%, including amounts recorded for discrete events. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes and an assessment regarding the realizability of the Company’s deferred tax assets. The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates. The Company is utilizing its net operating losses and tax credits in the U.S., Canada and the Netherlands and currently expects a full year effective tax rate of less than 30%. Therefore, cash taxes to be paid are expected to continue to be less than 10% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various states. Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2011 can still be reviewed by the taxing authorities. No material changes to this liability are expected within the next 12 months. For the three months ended March 31, 2016, there were no material changes to the total amount of unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

As a result of prospective application of Accounting Standards Update No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", Luminex offset all deferred tax liabilities and assets, as well as any related valuation allowance, and is presenting them as a single non-current amount as of December 31, 2015 and March 31, 2016. Luminex has not retrospectively adjusted prior periods.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On August 30, 2012, Abbott Laboratories, Inc. (Abbott) was named as a defendant in a complaint filed by ENZO Life Sciences, Inc. (ENZO) in U.S. District Court in Delaware for alleged infringement of U.S. Patent 7,064,197 as a result of Abbott's distribution of Luminex's xTAG Respiratory Viral Panel.  Luminex and Abbott entered into an agreement requiring Luminex to defend and indemnify Abbott for any alleged patent infringement resulting from its distribution of Luminex's xTAG Respiratory Viral Panel. The complaint sought unspecified monetary damages and injunctive relief.  Abbott filed an answer to the complaint on October 15, 2012.  On November 30, 2012, Luminex intervened in the lawsuit. On January 2, 2013, ENZO filed additional claims against Luminex, alleging infringement of U.S. Patent 7,064,197 resulting from Luminex's sale of its xTAG, FlexScript LDA, SelecTAG, and xMAP Salmonella Serotyping Assay products and alleging infringement of U.S. Patent 8,097,405 resulting from Luminex's sale of MultiCode® products. Luminex filed an answer to ENZO's additional claims on January 28, 2013.  On October 2, 2013, ENZO filed additional claims against Luminex, alleging infringement of U.S. Patent 6,992,180 resulting from Luminex’s sale of MultiCode® products. Luminex filed an answer to ENZO’s additional claims on October 21, 2013.

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

On November 1, 2013, Irori Technologies, Inc. (Irori) filed a complaint against Luminex in U.S. District Court in the Southern District of California alleging infringement of its U.S. Patents 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products. Luminex filed a motion to dismiss on January 9, 2014. Irori filed its response to our motion to dismiss on February 7, 2014. The court granted the motion to dismiss without prejudice on February 25, 2014. On March 18, 2014, Irori filed an amended complaint, again alleging infringement of U.S. Patents 6,372,428, 6,416,714, and 6,352,854 resulting from Luminex’s sale of its xMAP and xTAG based products. The complaint sought unspecified monetary damages and injunctive relief. Luminex filed an answer to Irori’s amended complaint on April 2, 2014. On June 10, 2014, Luminex filed with the U.S. Patent and Trademark Office's (USPTO) Patent Trial and Appeal Board a total of five petitions for inter partes review (IPR) seeking to invalidate the claims of the three patents involved in the litigation. On June 17, 2014, Luminex filed a motion to stay proceedings in the district court pending the USPTO’s resolution of the IPR of Irori’s patents. Irori filed its opposition to the motion to stay on July 7, 2014, and Luminex filed a reply on July 14, 2014. On July 16, 2014, the court granted Luminex’s motion to stay the case until the earlier of i) a determination by the USPTO that reexamination proceedings will not take place or ii) the conclusion of reexamination proceedings and appeals. On December 11, 2014, the USPTO's Patent Trial and Appeal Board instituted review on all five IPR petitions that Luminex filed.

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

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued guidance that simplifies some provisions in stock compensation accounting related to accounting for a stock payment’s tax consequences. The guidance also amends how excess tax benefits and a company's payments to cover the tax bills for the shares’ recipients should be classified. The amendments allow companies to estimate the number of stock awards they expect to vest, and the amendments also revise the withholding requirements for classifying stock awards as equity. This guidance is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this requirement on its consolidated financial statements, but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. The effective date of the new guidance is for the Company's first quarter of fiscal 2019 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of the adoption of this requirement on its consolidated financial statements, but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2016, the FASB issued guidance that changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements as the only potential impact would be related to the Company's one cost-method investment discussed in Note 2 - Investments.

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

In April 2015, the FASB issued guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change the existing guidance for a customer’s accounting for service contracts. This guidance became effective for fiscal years beginning after December 15, 2015. The Company has adopted this guidance, which had no material impact on its condensed consolidated financial statements.

In February 2015, the FASB amended existing guidance related to consolidation. This guidance focuses on a reporting company’s consolidation analysis to determine whether certain legal entities should be consolidated. This guidance is effective for annual periods beginning after December 15, 2015, and is applicable to the Company in fiscal 2016. The Company has adopted this guidance, which had no material impact on its condensed consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2015 10-K.

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, new products including ARIES® and NxTAG®, assay sales, consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and acquisition integration and the expected benefit of our future acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•	risks and uncertainties relating to market demand and acceptance of our products and technology, including ARIES® and NxTAG®;

•	our ability to successfully launch new products in a timely manner;

•	the uncertainty relating to increased focus on direct sales to the end user;

•	dependence on strategic partners for development, commercialization and distribution of products;

•
concentration of our revenue in a limited number of direct customers and strategic partners, some of which may experience decreased demand for their products utilizing or incorporating our technology, budget or finance constraints in the current economic environment, or periodic variability in their purchasing patterns or practices as a result of material resource planning challenges;

•	the timing of and process for regulatory approvals;

•	competition and competitive technologies utilized by our competitors;

•
fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, fluctuations in bulk purchases of consumables, fluctuations in product mix, and the seasonal nature of some of our assay products;

•	our ability to obtain and enforce intellectual property protections on our products and technologies;

•
risks and uncertainties associated with implementing our acquisition strategy, our ability to identify acquisition targets including our ability to obtain financing, our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to realize the benefits of our acquisitions;

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

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict. Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2015 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report, including in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

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

As of March 31, 2016, Luminex had 74 strategic partners, of which 48 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology.

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

In addition to the sales to this installed base, in the fourth quarter of 2015 we received U.S. Food and Drug Administration (FDA) clearance for our ARIES® system. The ARIES® system is a sample to answer clinical test system that automates and integrates extraction of nucleic acid from a clinical sample, performs real-time polymerase chain reaction, and detects multiple signals generated by target specific probes. The ARIES® system is used with specific assays to measure multiple analytes indicative of infectious disease. The ARIES® system uses internal barcode scanning and other advanced features to minimize operator errors. Two independent modules each support from one to six cassettes, allowing both STAT and Batch testing. The ARIES® system can run both In Vitro Diagnostics (IVD) and MultiCode® Analyte Specific Reagents simultaneously with a common Universal Assay Protocol. The ARIES® system was commercially launched in the fourth quarter of 2015. We also received FDA clearance for the ARIES® HSV (herpes simplex virus) 1&2 Assay in the fourth quarter of 2015 and CE-IVD Mark in Europe for the ARIES® System and ARIES® HSV 1&2 Assay in the first quarter of 2016.

First Quarter 2016 Highlights

•	Consolidated revenue was $63.0 million for the quarter ended March 31, 2016, representing a 9% increase over revenue for the first quarter of 2015.

•	System revenue was $8.3 million for the quarter ended March 31, 2016, representing a 39% increase over system revenue for the first quarter of 2015.

•	Consumable revenue was $11.9 million for the quarter ended March 31, 2016, representing a 20% increase over consumable revenue for the first quarter of 2015.

•
Assay revenue was $27.0 million for the quarter ended March 31, 2016, representing a 6% increase over assay revenue for the first quarter of 2015. Infectious disease sales comprised approximately 72% of total assay sales, with genetic testing sales representing 28% of total assay sales for the quarter ended March 31, 2016.

•	Royalty revenue was $11.5 million for the quarter ended March 31, 2016, representing a 7% increase over royalty revenue for the first quarter of 2015.

•
80% of consolidated revenue was attributable to our recurring revenue streams (consumable sales, royalty revenue and assay sales) for the quarter ended March 31, 2016, consistent with the first quarter of 2015.

•	Received CE-IVD Mark in Europe and medical device licenses in Canada for the Company's ARIES® system and ARIES® HSV 1&2 Assay, which were cleared by the FDA on October 5, 2015.

•	Shipments of 255 multiplexing analyzers, which include Luminex® 100/200TM systems, MAGPIX® systems and FLEXMAP 3D® systems.

•	Announced a joint collaboration with the University of Sao Paolo to validate the Zika Virus Detection Panel developed by Luminex's partner GenArraytion, Inc.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past three years. Overall, the fluctuations manifested themselves through periodic changes in volume from our largest purchasing customers. On a quarterly basis, our largest customers account for approximately 70% of our total consumable sales volume. We expect these fluctuations to continue as the ordering patterns and inventory levels of our largest bulk purchasing partners remain variable. Additionally, even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	placement of our ARIES® system, our recently launched sample to answer platform for our MultiCode®-RTx technology, including IVD assays;

•	development and commercialization of a pipeline of assays for the ARIES® system;

•	market acceptance of our recently launched Respiratory Viral Panel line of IVD assays;

•	continued execution of our pharmacogenetic (PGx) strategy;

•	continued execution of our direct sales strategy, including developing the infrastructure necessary to support our sales force and decreasing reliance on our distributors;

•	commercialization, regulatory clearance and market adoption of products, including commercialization of MultiCode® assays outside of the United States;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	adoption and use of our platforms and consumables by our customers for their testing services;

•	expansion and enhancement of our installed base of systems and our market position within our identified target market segments;

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	continued adoption and development of partner products incorporating Luminex technology through effective partner management.

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

Management believes there have been no significant changes during the quarter ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Selected consolidated financial data for the three months ended March 31, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Variance	Variance (%)
Revenue	$62,981	$57,741	$5,240	9%
Gross profit	$44,806	$40,219	4,587	11%
Gross margin percentage	71%	70%	1%	N/A
Operating expenses	$33,005	$30,526	2,479	8%
Income from operations	$11,801	$9,693	2,108	22%

Total revenue increased by 9% to $63.0 million for the three months ended March 31, 2016 from $57.7 million for the comparable period in 2015. The increase was primarily attributable to an increase in system, consumable and assay sales, partially offset by a milestone payment in the first quarter of 2015 which did not repeat in the first quarter of 2016.

A breakdown of revenue for the three months ended March 31, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Variance	Variance (%)
System sales	$8,318	$5,964	$2,354	39%
Consumable sales	11,850	9,896	1,954	20%
Royalty revenue	11,468	10,702	766	7%
Assay revenue	27,039	25,446	1,593	6%
Service revenue	2,411	2,341	70	3%
Other revenue	1,895	3,392	(1,497)	(44)%
	$62,981	$57,741	$5,240	9%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 56% (23%, 15%, 8%, 6% and 4%, respectively) of consolidated total revenue in the first quarter of 2016. For comparative purposes, these top five customers accounted for 50% (22%, 10%, 9%, 6% and 3%, respectively) of total revenue in the first quarter of 2015. No other customer accounted for more than 10% of consolidated total revenue during those periods.

Revenue from the sale of systems and peripheral components increased 39% to $8.3 million for the three months ended March 31, 2016 from $6.0 million for the three months ended March 31, 2015, due to an increase in the total multiplexing analyzer placements. We sold 255 multiplexing analyzers in the first quarter of 2016, as compared to 193 multiplexing analyzers sold for the corresponding prior year period. The increase in the number of multiplexing analyzers sold is primarily attributable to increased system placements through our partners in North America and Asia. For the three months ended March 31, 2016, five of our partners accounted for 198, or 78%, of total multiplexing analyzers sold. Five of our partners accounted for 157, or 81%, of total multiplexing analyzers sold for the three months ended March 31, 2015.

Consumable sales, comprised of microspheres and sheath fluid, increased 20% to $11.9 million for the three months ended March 31, 2016 from $9.9 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we had 18 bulk purchases of consumables totaling approximately $9.1 million (77% of total consumable revenue), ranging from $0.1 million to $3.4 million, as compared with 16 bulk purchases totaling approximately $7.2 million (73% of total consumable revenue), for the three months ended March 31, 2015. The increase in revenue from bulk purchases in the first quarter of 2016 is the primary driver to the increase in consumable revenue from the prior year quarter and is primarily a result of the timing of purchases from our largest partner and overall growth across our remaining partners partially offset by a non-recurring periodic purchase from a partner in the quarter ended March 31, 2015. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $8.6 million, or 73%, of consumable sales for the three months ended March 31, 2016 compared to $5.3 million, or 53%, of the total consumable sales for the three months ended March 31, 2015.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, increased 7% to $11.5 million for the three months ended March 31, 2016 from $10.7 million for the three months ended March 31, 2015. This increase is the result of an increase in base royalties of $0.3 million and minimum royalty payments and royalty audit findings and other adjustments of approximately $0.5 million. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 6% to $27.0 million for the three months ended March 31, 2016 from $25.4 million for the three months ended March 31, 2015. The increase in assay revenue is driven primarily by an expansion of our infectious disease assay portfolio: infectious disease testing assay products increased 20% for the three months ended March 31, 2016 from the first quarter of 2015, partially offset by a decline of 19% in genetic testing assay products from the first quarter of 2015 attributable to customer transition within pharmacogenomics and the timing of our customers' orders. Additionally, infectious disease testing assay products and genetic testing assay products represented 72% and 28%, respectively, of total assay revenue in the first quarter of 2016, compared to 64% and 36%, respectively, in the first quarter of 2015. Our largest customer, by revenue, accounted for 51% of total assay revenue for the three months ended March 31, 2016 compared to 47% for the three months ended March 31, 2015. No other customer accounted for more than 10% of total assay revenue during those periods. As disclosed previously, cystic fibrosis revenue from our largest assay customer is expected to transition to a competing technology and, although timing is uncertain, the loss of a significant portion of that revenue is expected by January 2017.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased $0.1 million, or 3%, to $2.4 million for the first quarter of 2016 compared to the first quarter of 2015. As of March 31, 2016, we had 1,790 Luminex systems covered under extended service agreements and $4.8 million in deferred revenue related to those contracts. As of March 31, 2015, we had 1,619 Luminex systems covered under extended service agreements and $4.4 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments from our development agreement with Merck and revenue from agreements with U.S. government agencies, decreased 44% to $1.9 million for the three months ended March 31, 2016 compared to $3.4 million for the three months ended March 31, 2015, primarily driven by a milestone payment from Merck in the first quarter of 2015. which did not repeat in the first quarter of 2016.

Gross Profit. Gross profit increased to $44.8 million for the three months ended March 31, 2016, as compared to $40.2 million for the three months ended March 31, 2015. Gross margin (gross profit as a percentage of total revenue) was 71% for the three months ended March 31, 2016, slightly higher than the prior year quarter of 70% driven by revenue growth, coupled with consistent margins and consistent product mix. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $11.0 million, or 17% of total revenue, for the three months ended March 31, 2016 from $10.1 million, or 18% of total revenue, for the three months ended March 31, 2015. The increase in research and development expense was primarily the result of increased personnel costs stemming from one-time employee separation costs of $0.5 million and increased material and outside service expenses of $0.3 million associated with clinical trials. Research and development headcount as of March 31, 2016 was 197 as compared to 202 as of March 31, 2015. The focus of our research and development activities is the development and commercialization of a pipeline of assays for the ARIES® system.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $20.4 million for the three months ended March 31, 2016 from $19.5 million for the three months ended March 31, 2015, primarily attributable to increased personnel costs, offset partially by decreases in legal fees resulting from the settlement of the ENZO litigation in 2015. Selling, general and administrative headcount as of March 31, 2016 was 317 as compared to 297 as of March 31, 2015. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 32% in the first quarter of 2016, down from 34% in the first quarter of 2015.

Other Income, net. Other income, net decreased to $21,000 for the three months ended March 31, 2016, as compared to $0.7 million for the three months ended March 31, 2015. The decrease was due to the receipt of additional escrowed funds in the first quarter of 2015 from the liquidation of our minority interest in a private company in 2013.

Income taxes. Our effective tax rate for the three months ended March 31, 2016 was 26%, reflecting a $3.1 million expense, as compared to 28%, or a $2.9 million expense, for the three months ended March 31, 2015. We expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$134,302	$128,546
Short-term investments	14,003	11,988
Long-term investments	5,496	7,459
	$153,801	$147,993

As of March 31, 2016, we held cash and cash equivalents, short-term investments and long-term investments of $153.8 million and had working capital of $197.4 million. At December 31, 2015, we held cash and cash equivalents and long-term investments of $148.0 million and had working capital of $182.3 million. The $5.8 million increase in cash, cash equivalents and investments is primarily attributable to operating cash flows of $8.3 million, coupled with $0.4 million in proceeds from our employee stock purchase plan, which funded our capital expenditures of $2.8 million.

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

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners' consumable purchasing patterns; (iv) execution of partnership agreements that include significant up front license fees; (v) our stock repurchase programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2015 10-K and our other filings with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns as of March 31, 2016 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate. Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of March 31, 2016, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, Hong Kong dollar and Yen. For example, some fixed asset purchases and certain expenses in our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. Transactions in our Netherlands, Japanese and Hong Kong subsidiaries are primarily denominated in Euros, Yen and Hong Kong dollars, respectively. The majority of transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange rates on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, Renminbi and Hong Kong dollar exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $1.2 million on foreign currency denominated asset and liability balances as of March 31, 2016. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction gain of approximately $71,000 was included in determining our consolidated results for the quarter ended March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on the evaluation and criteria of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of the 2015 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the 2015 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the first quarter of 2016 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/16 - 1/31/16	280	$19.19	—	$—
2/1/16 - 2/29/16	—		—	—
3/1/16 - 3/31/16	56,779	19.68	—	—
Total First Quarter	57,059	$19.59	—	$—
(1) Total shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents
10.1#	Amended and Restated Management Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 28, 2016).

10.2#	Form of Performance-Based Non-Qualified Stock Option Agreement for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2016

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
10.1#	Amended and Restated Management Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 28, 2016).

10.2#	Form of Performance-Based Non-Qualified Stock Option Agreement for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.