Form 10-Q
period 2016-06-30
LUMINEX CORP
filed 2016-07-29
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 43,548,956 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on July 28, 2016.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	1

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

SIGNATURES AND EXHIBITS	30

Exhibit 2.1
Exhibit 2.2
Exhibit 2.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,718	$128,546
Short-term investments	—	11,988
Accounts receivable, net	26,971	28,853
Inventories, net	41,517	31,252
Prepaids and other	8,989	8,887
Total current assets	159,195	209,526
Property and equipment, net	57,695	47,796
Intangible assets, net	83,167	52,482
Deferred income taxes	46,606	31,821
Long-term investments	—	7,459
Goodwill	82,729	49,619
Other	5,613	3,853
Total assets	$435,005	$402,556
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,276	$7,868
Accrued liabilities	16,622	15,152
Deferred revenue	5,355	4,212
Total current liabilities	33,253	27,232
Deferred revenue	1,964	2,064
Other	4,830	4,724
Total liabilities	40,047	34,020
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 42,627,081 shares at June 30, 2016; 42,314,581 shares at December 31, 2015	43	42
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	326,531	321,657
Accumulated other comprehensive loss	(1,079)	(1,296)
Retained earnings	69,463	48,133
Total stockholders' equity	394,958	368,536
Total liabilities and stockholders' equity	$435,005	$402,556

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue	$64,166	$58,917	$127,147	$116,658
Cost of revenue	19,245	15,647	37,420	33,169
Gross profit	44,921	43,270	89,727	83,489
Operating expenses:
Research and development	11,543	11,510	22,562	21,655
Selling, general and administrative	24,190	21,025	44,549	40,504
Amortization of acquired intangible assets	1,688	776	3,315	1,678
Total operating expenses	37,421	33,311	70,426	63,837
Income from operations	7,500	9,959	19,301	19,652
Other (expense) income, net	(1,446)	57	(1,425)	951
Settlement of litigation	—	(7,100)	—	(7,300)
Income before income taxes	6,054	2,916	17,876	13,303
Income taxes	(401)	(287)	(3,453)	(3,221)
Net income	$5,653	$2,629	$14,423	$10,082

Other comprehensive income:
Foreign currency translation adjustments	(31)	119	179	(355)
Unrealized (loss) gain on available-for-sale securities, net of tax	(7)	1	38	22
Other comprehensive (loss) income	(38)	120	217	(333)
Comprehensive income	$5,615	$2,749	$14,640	$9,749

Net income per share, basic	$0.13	$0.06	$0.34	$0.24
Shares used in computing net income per share, basic	42,534	42,093	42,440	41,984

Net income per share, diluted	$0.13	$0.06	$0.34	$0.24
Shares used in computing net income per share, diluted	42,575	42,290	42,440	42,146

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$5,653	$2,629	$14,423	$10,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,276	3,124	8,488	6,322
Stock-based compensation	3,475	3,090	4,655	4,669
Deferred income tax expense	(395)	5,154	2,931	6,031
Excess income tax expense from employee stock-based awards	—	991	—	991
Loss (gain) on sale or disposal of assets	4	212	41	(681)
Other	(17)	50	(71)	(103)
Changes in operating assets and liabilities:
Accounts receivable, net	7,221	2,140	6,673	6,086
Inventories, net	(4,142)	1,122	(4,040)	4,050
Other assets	508	(2,717)	672	(2,393)
Accounts payable	3,737	(2,932)	2,724	(3,774)
Accrued liabilities	1,098	8,106	(6,174)	1,967
Deferred revenue	(209)	(383)	621	(176)
Net cash provided by operating activities	21,209	20,586	30,943	33,071
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	19,491	—	19,491	—
Purchase of property and equipment	(2,871)	(3,670)	(5,719)	(12,568)
Proceeds from sale of assets	3	—	3	893
Business acquisition consideration, net of cash acquired	(66,902)	—	(66,902)	—
Acquired technology rights	—	(25)	(200)	(202)
Net cash used in investing activities	(50,279)	(3,695)	(53,327)	(11,877)
Cash flows from financing activities:
Payments on debt	(25,000)	—	(25,000)	—
Proceeds from issuance of common stock	1,406	308	1,762	713
Shares surrendered for tax withholding	(35)	(29)	(1,484)	(1,579)
Excess income tax expense from employee stock-based awards	—	(991)	—	(991)
Net cash used in financing activities	(23,629)	(712)	(24,722)	(1,857)
Effect of foreign currency exchange rate on cash	115	(22)	278	33
Change in cash and cash equivalents	(52,584)	16,157	(46,828)	19,370
Cash and cash equivalents, beginning of period	134,302	94,907	128,546	91,694
Cash and cash equivalents, end of period	$81,718	$111,064	$81,718	$111,064

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 10-K).

The acquisition of Nanosphere, Inc. (Nanosphere) was completed on June 30, 2016; therefore, the results of operations of Nanosphere are not included in our consolidated statements of comprehensive income for the three and six months ended June 30, 2016, but the financial position of Nanosphere is included in our consolidated balance sheet as of June 30, 2016.

NOTE 2 — BUSINESS COMBINATIONS

On June 30, 2016, the Company completed its acquisition (the Acquisition) of 100% of the outstanding shares of Nanosphere, which was a publicly-held molecular diagnostic company that was founded in 1999 and based in Northbrook, Illinois. On May 15, 2016, the Company, Nanosphere and Commodore Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (Purchaser) entered into an Agreement and Plan of Merger (as amended, the Merger Agreement). In accordance with the terms of the Merger Agreement, on June 2, 2016, Purchaser commenced a cash tender offer (the Tender Offer) for all of the outstanding shares of Nanosphere’s common stock, par value $0.01 per share (the Shares), for $1.70 per share, net to the seller in cash, without interest and less any required withholding taxes, upon the terms and conditions set forth in the Offer to Purchase dated June 2, 2016, as amended or supplemented from time to time, and in the related Letter of Transmittal. The Tender Offer expired at 12:00 midnight Eastern Daylight Time, at the end of June 29, 2016, and was not extended.  Upon the completion of the Tender Offer, the Company, through Purchaser, paid $1.70 for each Share validly tendered and not withdrawn. Following the consummation of the Tender Offer, the Company completed the Acquisition by consummating the merger of Purchaser with and into Nanosphere, pursuant to which, any Shares not purchased in the Tender Offer were automatically converted into the right to receive $1.70 per Share. The aggregate consideration paid to Nanosphere stockholders required to acquire all outstanding Shares pursuant to the Tender Offer and the merger was approximately $88.5 million, which was funded from cash on hand. Pursuant to the terms of the Merger Agreement, Nanosphere agreed to cancel all outstanding and exercisable Nanosphere stock options and replace each such stock option with the right to receive a cash payment equal to the number of shares subject to such option multiplied by the difference between $1.70 and the exercise price of the options. Nanosphere also agreed to cancel all of its outstanding restricted stock and convert such restricted stock into the right to receive a cash payment equal to the number of shares of restricted stock multiplied by $1.70.  The Company paid $1.4 million in consideration of the cancelled Nanosphere options and restricted stock.  Additionally, for each Nanosphere warrant holder, the Company agreed to issue replacement warrants that are exercisable for an amount in cash equal to the product of the number of shares of stock represented by the replacement warrant and the difference between $1.70 and the per share price of the replacement warrant.  The Company purchased 1.5 million Nanosphere warrants outstanding for an additional $2.5 million in consideration to the Nanosphere warrant holders.

The Acquisition was undertaken to expand the Company's access to the high-growth molecular microbiology market and to Nanosphere's portfolio of molecular testing solutions. Nanosphere delivers proprietary diagnostic tools that enable detection of respiratory, gastroenteric and bloodstream infections. Nanosphere shares ceased trading on the Nasdaq Capital Market as of the close of business on June 30, 2016. The results of operations for Nanosphere will be included in the Company’s consolidated financial statements beginning July 1, 2016.

Immediately subsequent to the acquisition, on June 30, 2016, the Company retired approximately $25.4 million of Nanosphere's debt, including approximately $391,000 of accrued interest, by using the Company's existing cash reserves, including $25.6 million of cash acquired in the Acquisition. As part of this debt retirement, we incurred $1.5 million of related fees which have been expensed as part of the Company's second quarter 2016 results. The impact of the Acquisition on our liquidity is more fully described under “Liquidity and Capital Resources.”

The following table summarizes the preliminary estimated fair values of Nanosphere’s assets acquired and liabilities assumed at June 30, 2016 (in thousands):

Net tangible assets assumed as of June 30, 2016	$40,121
Intangible assets subject to amortization	34,000
Long-term debt and accrued interest	(25,391)
Deferred tax assets, net of deferred tax liabilities	10,631
Goodwill	33,110
Total purchase price	$92,471

The Company is in the process of obtaining third-party valuations of certain intangible assets and finalizing the calculations of the deferred tax assets and liabilities related to Nanosphere; thus the provisional measurement of net tangible assets assumed, intangible assets, deferred tax assets and liabilities and goodwill are subject to change.  If information that existed prior to June 30, 2016 becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocations retrospectively through revisions to the net tangible assets assumed, fair values of the intangible assets, deferred tax assets and liabilities and resulting goodwill recorded.

Unaudited Pro forma Financial Information
The second quarter 2016 results of operations of Nanosphere are not included in our consolidated statements of comprehensive income for the three and six months ended June 30, 2016 as the Acquisition closed on June 30, 2016, but the financial position of Nanosphere is included in our consolidated balance sheet as of June 30, 2016. The unaudited pro forma financial information set forth below assumes that Nanosphere had been acquired at the beginning of 2015 fiscal years and includes the effect of estimated amortization of acquired identifiable intangible assets, removal of interest expense on Nanosphere’s debt extinguished at the date of the Acquisition, removal of Acquisition costs and the impact of preliminary estimated purchase accounting adjustments, tax and inventory valuation adjustments. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the Acquisition been in effect at the beginning of the periods presented. In addition, the unaudited pro forma financial information is not intended to be a projection of future results and does not reflect any operating efficiencies or cost savings that might be achievable.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited) (in thousands)		(unaudited) (in thousands)
Revenue	$71,529	$63,635	$141,099	$125,994
Income from operations	4,021	1,437	7,766	2,814
Net income (loss)	2,553	(5,054)	6,482	(3,568)
Net income (loss) per share, basic	0.06	(0.12)	0.15	(0.08)
Shares used in computing net income (loss) per share, basic	42,534	42,093	42,440	41,984
Net income (loss) per share, diluted	0.06	(0.12)	0.15	(0.08)
Shares used in computing net income (loss) per share, diluted	42,575	42,290	42,440	42,146

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. As of June 30, 2016 and December 31, 2015, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date. The fair value of all securities is determined by quoted market prices, market interest rate inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period). Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. As of June 30, 2016, the Company had no short or long term investments, since those funds were used to pay for the Nanosphere acquisition.

Available-for-sale securities consisted of the following as of June 30, 2016 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Cash equivalents	$701		$—	$701
Government sponsored debt securities	—	—	—	—
Non-government sponsored debt securities	—	—	—	—
Total current securities	701	—	—	701
Noncurrent:
Government sponsored debt securities	—	—	—	—
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$701	$—	$—	$701

Available-for-sale securities consisted of the following as of December 31, 2015 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Cash equivalents	$144	$—	$—	$144
Government sponsored debt securities	10,000	—	(10)	9,990
Non-government sponsored debt securities	2,001	—	(3)	1,998
Total current securities	12,145	—	(13)	12,132
Noncurrent:
Government sponsored debt securities	1,998	—	(6)	1,992
Non-government sponsored debt securities	5,491	—	(24)	5,467
Total noncurrent securities	7,489	—	(30)	7,459
Total available-for-sale securities	$19,634	$—	$(43)	$19,591

Proceeds from the sales of available-for-sale securities during the three and six months ended June 30, 2016 totaled $19.5 million and these proceeds were used to partially fund the acquisition of Nanosphere. There were no proceeds from the sales of available-for-sale securities for the three and six months ended June 30, 2015. Realized gains and losses on sales of investments are determined using the specific identification method. Realized gains and losses are included in Other income, net in the Consolidated Statements of Comprehensive Income. All of the Company's available-for-sale securities with gross unrealized holding losses as of June 30, 2016 and December 31, 2015 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities as of June 30, 2016 and December 31, 2015, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	June 30, 2016	December 31, 2015
Due in one year or less	$—	$11,988
Due after one year through two years	—	7,459
	$—	$19,447

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

The Company regularly evaluates the carrying value of its cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee's ability to remain in business, such as the investee's liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in Other income, net in the Consolidated Statements of Comprehensive Income. As the inputs utilized for the Company's periodic impairment assessment are not based on observable market data, the determination of fair value of this cost-method investment is classified within Level 3 of the fair value hierarchy. See Note 5 - Fair Value Measurement. To determine the fair value of this investment, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost-method investment's fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

NOTE 4 — INVENTORIES, NET

Inventories are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Parts and supplies	$22,684	$15,296
Work-in-progress	7,823	8,797
Finished goods	11,010	7,159
	$41,517	$31,252

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ended June 30, 2016.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

Fair Value Measurements as of June 30, 2016 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$701	$—	$—	$701
Government sponsored debt securities	—	—	—	—
Non-government sponsored debt securities	—	—	—	—

	Fair Value Measurements as of December 31, 2015 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$144	$—	$—	$144
Government sponsored debt securities	—	11,988	—	$11,988
Non-government sponsored debt securities	—	7,459	—	$7,459

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

On June 30, 2016, the Company completed the acquisition of Nanosphere. As a result of the Acquisiton, the Company recorded approximately $33.1 million of goodwill and $34.0 million of other identifiable intangible assets. The goodwill is derived from expected synergies from combining operations of the Company and Nanosphere. The purchase price allocation is preliminary as the Company’s determination of the fair values of the assets acquired and liabilities assumed is still in progress.

Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise. The Company's goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	June 30, 2016	December 31, 2015
Balance at beginning of year	$49,619	$49,619
Acquisition of Nanosphere	33,110	—
Balance at end of period	$82,729	$49,619

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2015
Balance as of December 31, 2014	$29,704	$7,958	$1,890	$40,100	$79,652
Completion of IP R&D project	40,100	—	—	(40,100)	—
Removal of fully amortized assets	(702)	(161)	(238)	—	(1,101)
Balance as of December 31, 2015	69,102	7,797	1,652	—	78,551
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2014	(19,325)	(3,085)	(860)	—	(23,270)
Amortization expense	(3,023)	(743)	(134)	—	(3,900)
Removal of fully amortized assets	702	161	238	—	1,101
Accumulated amortization balance as of December 31, 2015	(21,646)	(3,667)	(756)	—	(26,069)
Net balance as of December 31, 2015	$47,456	$4,130	$896	$—	$52,482
Weighted average life (in years)	10	11	11

2016
Balance as of December 31, 2015	$69,102	$7,797	$1,652	$—	$78,551
Additions due to acquisition of Nanosphere	14,000	7,000	3,000	10,000	34,000
Foreign currency translation adjustments	—	—	—	—	—
Balance as of June 30, 2016	83,102	14,797	4,652	10,000	112,551
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2015	(21,646)	(3,667)	(756)	—	(26,069)
Amortization expense	(2,877)	(372)	(66)	—	(3,315)
Accumulated amortization balance as of June 30, 2016	(24,523)	(4,039)	(822)	—	(29,384)
Net balance as of June 30, 2016	$58,579	$10,758	$3,830	$10,000	$83,167
Weighted average life (in years)	10	10	10

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2016 (six months)	$4,703
2017	8,456
2018	8,266
2019	8,266
2020	8,266
Thereafter	35,210
$73,167
IPR&D	10,000
$83,167

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

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Available-for-Sale Investments	Accumulated Other Comprehensive Income (Loss) Items
Balance as of December 31, 2015	$(1,258)	$(38)	$(1,296)
Other comprehensive income before reclassifications	179	38	217
Net current-period other comprehensive income	179	38	217
Balance as of June 30, 2016	$(1,079)	$—	$(1,079)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Before Tax	Tax Benefit	Net of Tax	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(31)	$—	$(31)	$179	$—	$179
Unrealized gains on available-for-sale investments	(7)	—	(7)	44	(6)	38
Other comprehensive income (loss)	$(38)	$—	$(38)	$223	$(6)	$217

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$5,653	$2,629	$14,423	$10,082
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	42,534	42,093	42,440	41,984
Effect of dilutive securities: stock options and awards	41	197	—	162
Denominator for diluted net income per share - weighted average shares outstanding - diluted	42,575	42,290	42,440	42,146
Basic net income per share	$0.13	$0.06	$0.34	$0.24
Diluted net income per share	$0.13	$0.06	$0.34	$0.24

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Stock options to acquire approximately 0.4 million and 0.5 million shares for the three months ended June 30, 2016 and 2015, and 0.4 million and 0.5 million shares for the six months ended June 30, 2016 and 2015, respectively, were excluded from the computations of diluted EPS because the effect of including those stock options would have been anti-dilutive.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the six months ended June 30, 2016 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	1,692	$17.47
Granted	886	19.21
Exercised	(63)	16.81
Cancelled or expired	(82)	18.37
Outstanding as of June 30, 2016	2,433	$18.09

The Company had $12.7 million of total unrecognized compensation costs related to stock options as of June 30, 2016, which costs are expected to be recognized over a weighted average period of 3.12 years.

The Company’s restricted share activity for the six months ended June 30, 2016 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested as of December 31, 2015	836	$18.66
Granted	267	19.48
Vested	(203)	19.59
Cancelled or expired	(39)	18.12
Non-vested as of June 30, 2016	861	$18.72

Restricted Stock Units (in thousands)	Shares
Non-vested as of December 31, 2015	501
Granted	99
Vested	(82)
Cancelled or expired	(40)
Non-vested as of June 30, 2016	478

As of June 30, 2016, there was $16.3 million and $4.0 million of total unrecognized compensation costs related to Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs), respectively. This cost is expected to be recognized over a weighted average period of 2.56 years for the RSAs and 2.19 years for the RSUs. The Company issues a small number of cash settled RSUs pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$320	$270	$569	$504
Research and development	752	733	1,142	980
Selling, general and administrative	2,403	2,087	2,944	3,185
Stock-based compensation costs reflected in net income	$3,475	$3,090	$4,655	$4,669

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Compensation and employee benefits	$10,416	$10,946
Income and other taxes	1,345	1,261
Warranty costs	658	553
Other	4,203	2,392
	$16,622	$15,152

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2015	$553
Warranty adjustments/settlements	(342)
Accrual for warranty costs	447
Accrued warranty costs as of June 30, 2016	$658

NOTE 11 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the six months ended June 30, 2016 was 19.32%, including amounts recorded for discrete events. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes and an assessment regarding the realizability of the Company’s deferred tax assets. The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates. The Company is utilizing its net operating losses and tax credits in the U.S., Canada and the Netherlands and currently expects a full year effective tax rate of less than 30%. Therefore, cash taxes to be paid are expected to continue to be less than 15% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various states. Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2011 can still be reviewed by the taxing authorities. No material changes to this liability are expected within the next 12 months. For the six months ended June 30, 2016, there were no material changes to the total amount of unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

As a result of prospective application of Accounting Standards Update No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", Luminex offset all deferred tax liabilities and assets, as well as any related valuation allowance, and is presenting them as a single non-current amount as of December 31, 2015 and June 30, 2016. Luminex has not retrospectively adjusted prior periods.

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

Recently adopted accounting guidance

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

This new standard requires that an entity recognize excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. Under the previous standard, excess tax benefits and tax deficiencies were recognized in additional paid-in capital. Cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. In addition, related cash payments made on an employee's behalf for shares withheld are presented as a financing activity on the statement of cash flows.

The Company elected to early adopt the new guidance in the quarter ended June 30, 2016. The impact of the early adoption resulted in the Company recording an income tax expense of $81,000 as a component of income taxes, rather than additional paid-in capital, for the three months ended June 30, 2016 related to the excess tax deficiency on stock compensation awards that settled during the quarter. Similarly, the impact for the quarter ended June 30, 2015 would have resulted in an income tax expense of $991,000 resulting from the excess tax deficiency on stock compensation awards that settled during the quarter. The Company also recognized all excess tax benefits previously unrecognized of $6.9 million, on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of June 30, 2016. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

The Company elected to apply the presentation requirements for cash flows related to excess tax benefits on a prospective basis, and prior periods were not retrospectively adjusted. The presentation requirements for cash flows related to employee taxes paid for withheld shares were applied retrospectively, as required, and resulted in an increase to both net cash from operations and net cash used in financing of $35,000 and $1,485,000 for the three and six months ended June 30, 2016, respectively, and $29,000 and $1,579,000 for the three and six months ended June 30, 2015, respectively.

In September 2015, the FASB issued additional guidance on business combinations. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings from changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. The Company has adopted this standard as of June 30, 2016, and its adoption did not have any impact on its consolidated financial statements.

Recent accounting guidance not yet adopted

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

In January 2016, the FASB issued guidance that changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements as the only potential impact would be related to the Company's one cost-method investment discussed in Note 3 - Investments.

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

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, new products including ARIES® and NxTAG®, assay sales, consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and acquisition impact and integration and the expected benefit of our future acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•	risks and uncertainties relating to market demand and acceptance of our products and technology, including ARIES®, NxTAG®, and Verigene®;

•	our ability to successfully launch new products in a timely manner;

•
risks and uncertainties associated with implementing our acquisition strategy, our ability to identify suitable acquisition targets including our ability to obtain financing on acceptable terms, our ability to integrate acquired companies, including Nanosphere, or selected assets into our consolidated business operations, and the ability to fully realize the benefits of our acquisitions;

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

As of June 30, 2016, Luminex had 74 strategic partners, of which 53 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology.

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

In addition to the sales to this installed base, in the fourth quarter of 2015 we received U.S. Food and Drug Administration (FDA) clearance for our ARIES® system. The ARIES® system is a sample to answer clinical test system that automates and integrates extraction of nucleic acid from a clinical sample, performs real-time polymerase chain reaction, and detects multiple signals generated by target specific probes. The ARIES® system is used with specific assays to measure multiple analytes indicative of infectious disease. The ARIES® system uses internal barcode scanning and other advanced features to minimize operator errors. Two independent modules each support from one to six cassettes, allowing both STAT and Batch testing. The ARIES® system can run both In Vitro Diagnostics (IVD) and MultiCode® Analyte Specific Reagents simultaneously with a common Universal Assay Protocol. The ARIES® system was commercially launched in the fourth quarter of 2015. We also received FDA clearance for the ARIES® HSV (herpes simplex virus) 1&2 Assay in the fourth quarter of 2015, CE-IVD Mark in Europe for the ARIES® System and ARIES® HSV 1&2 Assay in the first quarter of 2016 and CE-IVD Mark in Europe for the ARIES® Flu A/B & RSV Assay in the second quarter of 2016.

Second Quarter 2016 Highlights

•	Acquired Nanosphere, Inc., a leader in the molecular microbiology and molecular diagnostic market for $1.70 per share in an all-cash transaction.

•	Consolidated revenue was $64.2 million for the quarter ended June 30, 2016, representing a 9% increase over revenue for the second quarter of 2015.

•	System revenue was $9.0 million for the quarter ended June 30, 2016, representing a 37% increase over system revenue for the second quarter of 2015.

•	Consumable revenue was $13.3 million for the quarter ended June 30, 2016, representing a 12% increase over consumable revenue for the second quarter of 2015.

•	Assay revenue was $25.9 million for the quarter ended June 30, 2016, representing a 7% increase over assay revenue for the second quarter of 2015.

•	Royalty revenue was $11.4 million for the quarter ended June 30, 2016, representing a 3% increase over royalty revenue for the second quarter of 2015.

•	Received both U.S. FDA clearance and CE Marking for the Company's SYNCTTM Software for use with its ARIES® System and NxTAG® assays on the MAGPIX® System.

•	Received CE-IVD status under the European Directive on In Vitro Diagnostic Medical Devices for the ARIES® Flu A/B & RSV Assay on June 1, 2016.

•	Received Pharmaceutical and Medical Devices Agency (PMDA) registration of the ARIES® System in Japan on May 20, 2016.

•	Received U.S. FDA clearance for the Company's ARIES M1 System on June 30, 2016.

•	Shipments of 277 multiplexing analyzers, which include Luminex® 100/200TM systems, MAGPIX® systems and FLEXMAP 3D® systems.

Recent Acquisition of Nanosphere

As previously discussed in Note 2 - Business Combinations, on June 30, 2016, we completed our acquisition of Nanosphere, a publicly-held molecular diagnostic company based in Northbrook, Illinois. The Acquisition was an all cash transaction that was undertaken to expand the Company's access to the high-growth molecular microbiology market and to Nanosphere's portfolio of molecular testing solutions. In connection with closing the Acquisition, we retired Nanosphere's $25.4 million of debt and paid transaction and debt prepayment expenses of approximately $3.5 million. As a result of the Acquisition and the debt payoff, our cash, cash equivalents and investments were reduced by approximately $91.9 million during the quarter ended June 30, 2016, partially offset by operating cash flows of $21.2 million. The results of operations for Nanosphere will be included in the Company’s consolidated financial statements beginning July 1, 2016.

As a result of the dilutive nature of the acquisition of Nanosphere, we believe both profitability and operating cash flows over the next eighteen months, approximately, will be lower than our recent historical results; however, we expect to maintain profitability and positive operating cash flows. We currently anticipate that the Acquisition will be accretive to the Company's revenue, profitability, and cash flow by the end of 2017.

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

Future Operations

We expect our areas of focus over the next twelve months to be:

•	placement of our ARIES® system, our sample to answer platform for our MultiCode®-RTx technology, including IVD assays;

•	realizing the anticipated synergies of the Nanosphere acquisition and associated integration and completion of development of its next generation system;

•	development and commercialization of a pipeline of assays for the ARIES® system;

•	market acceptance of our recently launched Respiratory Viral Panel line of IVD assays;

•	continued execution of our pharmacogenetic (PGx) strategy;

•	continued execution of our direct sales strategy, including developing the infrastructure necessary to support our sales force and decreasing reliance on our distributors;

•	commercialization, regulatory clearance and market adoption of products, including commercialization of MultiCode® assays outside of the United States;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	adoption and use of our platforms and consumables by our customers for their testing services;

•	expansion and enhancement of our installed base of systems and our market position within our identified target market segments;

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	continued adoption and development of partner products incorporating Luminex technology through effective partner management.

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

Management believes there have been no significant changes during the quarter ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

Selected consolidated financial data for the three months ended June 30, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Variance	Variance (%)
Revenue	$64,166	$58,917	$5,249	9%
Gross profit	$44,921	$43,270	1,651	4%
Gross margin percentage	70%	73%	(3)%	N/A
Operating expenses	$37,421	$33,311	4,110	12%
Income from operations	$7,500	$9,959	(2,459)	(25)%

Total revenue increased by 9% to $64.2 million for the three months ended June 30, 2016 from $58.9 million for the comparable period in 2015. The increase was primarily attributable to an increase in system, assay and consumable sales, partially offset by a reduction in government contract revenue.

A breakdown of revenue for the three months ended June 30, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Variance	Variance (%)
System sales	$8,993	$6,543	$2,450	37%
Consumable sales	13,334	11,878	1,456	12%
Royalty revenue	11,352	11,073	279	3%
Assay revenue	25,885	24,238	1,647	7%
Service revenue	2,547	2,381	166	7%
Other revenue	2,055	2,804	(749)	(27)%
	$64,166	$58,917	$5,249	9%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 51% (19%, 14%, 8%, 6% and 4%, respectively) of consolidated total revenue in the second quarter of 2016. For comparative purposes, these top five customers accounted for 57% (24%, 16%, 9%, 5% and 3%, respectively) of total revenue in the second quarter of 2015. No other customer accounted for more than 10% of consolidated total revenue during those periods.

Revenue from the sale of systems and peripheral components increased 37% to $9.0 million for the three months ended June 30, 2016 from $6.5 million for the three months ended June 30, 2015, due to an increase in the total multiplexing analyzer placements. We sold 277 multiplexing analyzers in the second quarter of 2016, as compared to 234 multiplexing analyzers sold for the corresponding prior year period. The increase in the number of multiplexing analyzers sold is primarily attributable to increased system placements through our partners in Asia and Europe. For the three months ended June 30, 2016, five of our partners accounted for 200, or 72%, of total multiplexing analyzers sold. Five of our partners accounted for 188, or 80%, of total multiplexing analyzers sold for the three months ended June 30, 2015.

Consumable sales, comprised of microspheres and sheath fluid, increased 12% to $13.3 million for the three months ended June 30, 2016 from $11.9 million for the three months ended June 30, 2015. During the three months ended June 30, 2016, we had 24 bulk purchases of consumables totaling approximately $10.7 million (80% of total consumable revenue), ranging from $0.1 million to $2.2 million, as compared with 15 bulk purchases totaling approximately $9.0 million (76% of total consumable revenue), ranging from $0.1 million to $4.2 million, for the three months ended June 30, 2015. The increase in revenue from bulk purchases in the second quarter of 2016 is the primary driver to the increase in consumable revenue from the prior year quarter. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $7.3 million, or 55%, of consumable sales for the three months ended June 30, 2016 compared to $9.5 million, or 80%, of the total consumable sales for the three months ended June 30, 2015.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, increased modestly by 3% to $11.4 million for the three months ended June 30, 2016 from $11.1 million for the three months ended June 30, 2015. This increase is the result of an increase in base royalties of $0.7 million, partially offset by a reduction in minimum royalty payments and royalty audit findings and other adjustments of approximately $0.4 million. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 7% to $25.9 million for the three months ended June 30, 2016 from $24.2 million for the three months ended June 30, 2015. The increase in assay revenue is driven mainly by an expansion in both of our primary assay portfolios: infectious disease testing and genetic testing assay products, which increased 7% and 6%, respectively, for the three months ended June 30, 2016 from the second quarter of 2015. Additionally, infectious disease testing assay products and genetic testing assay products represented 66% and 34%, respectively, of total assay revenue in both the second quarter of 2016 and 2015. Our largest customer, by revenue, accounted for 45% of total assay revenue for the three months ended June 30, 2016 compared to 52% for the three months ended June 30, 2015. No other customer accounted for more than 10% of total assay revenue during those periods. As disclosed previously, cystic fibrosis revenue from our largest assay customer is expected to transition to a competing technology and, although timing is uncertain, the loss of a significant portion of that revenue is expected by the first half of 2017.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased $0.2 million, or 7%, to $2.5 million for the second quarter of 2016 compared to the second quarter of 2015. As of June 30, 2016, we had 1,835 Luminex systems covered under extended service agreements and $4.9 million in deferred revenue related to those contracts. As of June 30, 2015, we had 1,674 Luminex systems covered under extended service agreements and $4.4 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments from our development agreement with Merck and revenue from agreements with U.S. government agencies, decreased 27% to $2.1 million for the three months ended June 30, 2016 compared to $2.8 million for the three months ended June 30, 2015, primarily driven by a reduction in government contract revenue. We expect this trend to continue in the near term.

Gross Profit. Gross profit increased to $44.9 million for the three months ended June 30, 2016, as compared to $43.3 million for the three months ended June 30, 2015. Gross margin (gross profit as a percentage of total revenue) was 70% for the three months ended June 30, 2016, lower than the prior year quarter of 73%. As a percentage of revenue, sales in our higher margin items (assays, consumables, and royalties) was slightly lower than in the prior year quarter, representing 79% for the three months ended June 30, 2016 compared to 80% in the prior year quarter. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense of $11.5 million, or 18% of total revenue, for the three months ended June 30, 2016 remained consistent to the three months ended June 30, 2015. Modest increases in research and development expenses, primarily related to increased materials and activity associated with the ARIES® M1 System and LX200 product refresh, as well as clinical trials, were offset by lower personnel costs and depreciation expense. Research and development headcount as of June 30, 2016 was 208 as compared to 199 as of June 30, 2015. The focus of our research and development activities is the development and commercialization of a pipeline of assays for the ARIES® system.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $24.2 million for the three months ended June 30, 2016 from $21.0 million for the three months ended June 30, 2015. The increase was primarily attributable to transaction costs of $2.0 million related to the acquisition of Nanosphere, which was completed on June 30, 2016, and higher sales and marketing expenses driven by increased headcount and marketing activities. Selling, general and administrative headcount as of June 30, 2016 was 323 as compared to 292 as of June 30, 2015. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 38% in the second quarter of 2016, up from 36% in the second quarter of 2015.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets increased to $1.7 million for the three months ended June 30, 2016 from $0.8 million for the three months ended June 30, 2015. The increase was driven by the completion of the in-process research and development project related to our ARIES® System, resulting in a change from an indefinite-lived asset to a finite-lived asset, which began amortizing in November 2015.

Other Income, net. Other income, net decreased to a loss of $1.4 million for the three months ended June 30, 2016, as compared to income of $0.1 million for the three months ended June 30, 2015. The decrease was attributable to debt retirement fees incurred of $1.5 million in connection with the payoff of Nanosphere's debt.

Settlement of litigation. An expense of $7.1 million was recorded in the second quarter of 2015 associated with the settlement of litigation with ENZO. The expense associated with the settlement was for partial consideration of a license, dismissal of litigation, releases, and covenants granted by ENZO. See Note 12 - Commitments and Contingencies to our condensed consolidated financial statements for further discussion.

Income taxes. Our effective tax rate for the three months ended June 30, 2016 was 7%, reflecting a $0.4 million expense, as compared to 10%, or a $0.3 million expense, for the three months ended June 30, 2015 primarily due to the impact of the Nanosphere acquisition and the inclusion of projected income tax benefits related to Nanosphere in our provisional tax rates. We expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Selected consolidated financial data for the six months ended June 30, 2016 and 2015 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Variance	Variance (%)
Revenue	$127,147	$116,658	$10,489	9%
Gross profit	$89,727	$83,489	6,238	7%
Gross margin percentage	71%	72%	(1)%	N/A
Operating expenses	$70,426	$63,837	6,589	10%
Income from operations	$19,301	$19,652	(351)	(2)%

Total revenue increased by 9% to $127.1 million for the six months ended June 30, 2016 from $116.7 million for the comparable period in 2015. The increase was primarily attributable to increases in system, consumable and assay sales, partially offset by decreased other revenue.

A breakdown of revenue for the six months ended June 30, 2016 and 2015 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Variance	Variance (%)
System sales	$17,311	$12,507	$4,804	38%
Consumable sales	25,184	21,774	3,410	16%
Royalty revenue	22,820	21,775	1,045	5%
Assay revenue	52,924	49,684	3,240	7%
Service revenue	4,958	4,722	236	5%
Other revenue	3,950	6,196	(2,246)	(36)%
	$127,147	$116,658	$10,489	9%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 53% (21%, 14%, 7%, 7% and 4%, respectively) of consolidated total revenue in the six months ended June 30, 2016. For comparative purposes, these top five customers accounted for 53% (23%, 13%, 7%, 7% and 3%, respectively) of total revenue in the six months ended June 30, 2015. No other customer accounted for more than 10% of consolidated total revenue during those periods.

Revenue from the sale of systems and peripheral components increased 38% to $17.3 million for the six months ended June 30, 2016 from $12.5 million for the six months ended June 30, 2015, due to the increase in the total multiplexing analyzer placements. We sold 532 multiplexing analyzers in the six months ended June 30, 2016, as compared to 427 multiplexing analyzers sold for the corresponding prior year period. For the six months ended June 30, 2016, five of our partners accounted for 391, or 74%, of total multiplexing analyzers sold.  Five of our partners accounted for 345, or 81%, of total multiplexing analyzers sold for the six months ended June 30, 2015.

Consumable sales increased to $25.2 million for the six months ended June 30, 2016 compared to $21.8 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we had 42 bulk purchases of consumables totaling approximately $19.8 million (79% of total consumable revenue), ranging from $0.1 million to $3.4 million, as compared with 31 bulk purchases totaling approximately $16.2 million (74% of total consumable revenue), ranging from $0.1 million to $4.2 million, for the six months ended June 30, 2015.  The increase in revenue from bulk purchases in the six months ended June 30, 2016 is the main driver to the increase in consumable revenue from the prior year period and is primarily due to overall growth across our partners. We anticipate a modest decline in our consumable sales in the second half of 2016 primarily attributable to the timing of purchases by our largest partner. However, excluding consumables from our largest partner for the six months ended June 30, 2016 and 2015, consumables from our remaining customers grew by 17% for the six months ended June 30, 2016 as compared to the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $16.0 million, or 63%, of consumable sales for the six months ended June 30, 2016 compared to $14.7 million, or 68%, of the total consumable sales for the six months ended June 30, 2015.

Royalty revenue, which results when our partners sell products or services incorporating our technology, increased 5% to $22.8 million for the six months ended June 30, 2016 from $21.8 million for the six months ended June 30, 2015.  This increase is primarily attributable to an increase in base royalties of approximately $0.9 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 7% to $52.9 million for the six months ended June 30, 2016 from $49.7 million for the six months ended June 30, 2015. The increase in assay revenue is driven primarily by an increase in our infectious disease testing assay portfolio, which increased 14%, partially offset by a decrease in our genetic testing assay portfolio of 7%, from the first six months of 2015.  Additionally, infectious disease testing and genetic testing assay products represented 69% and 31%, respectively, of total assay revenue in the six months ended June 30, 2016, compared to 65% and 35%, respectively, in the six months ended June 30, 2015. Our largest customer, by revenue, accounted for 48% of total assay revenue for the six months ended June 30, 2016 compared to 50% for the six months ended June 30, 2015. No other customer accounted for more than 10% of total assay revenue during those periods. As disclosed previously, cystic fibrosis revenue from our largest assay customer is expected to transition to a competing technology and, although timing is uncertain, the loss of a significant portion of that revenue is expected by the first half of 2017.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 5% to $5.0 million for the six months ended June 30, 2016 compared to $4.7 million for the six months ended June 30, 2015.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments from our development agreement with Merck and revenue from agreements with U.S. government agencies, decreased to $4.0 million for the six months ended June 30, 2016 compared to $6.2 million for the six months ended June 30, 2015, primarily driven by a Merck milestone payment in 2015, which did not recur in 2016, in addition to a decrease in revenue from U.S. government contracts in the first half of 2016.

Gross Profit. Gross profit increased to $89.7 million for the six months ended June 30, 2016, as compared to $83.5 million for the six months ended June 30, 2015. Gross margin (gross profit as a percentage of total revenue) was 71% for the six months ended June 30, 2016, a decrease from 72% for the six months ended June 30, 2015, primarily driven by the lower concentration of sales in our higher margin items (assays, consumables and royalties) as compared to the prior year period. Such sales represented 79% of revenue for the six months ended June 30, 2016 compared to 80% for the six months ended June 30, 2015. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $22.6 million, or 18% of total revenue, for the six months ended June 30, 2016 from $21.7 million, or 19% of total revenue, for the six months ended June 30, 2015. The increase in research and development expense was primarily the result of one-time employee separation costs of $0.5 million and increased material and expenses associated with the ARIES® M1 system, LX200 product refresh, and clinical trials. Research and development headcount as of June 30, 2016 was 208 as compared to 199 as of June 30, 2015. The focus of our research and development activities has been the development and clinical validation of our next generation sample to answer platform for our ARIES® system.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $44.5 million for the six months ended June 30, 2016 from $40.5 million for the six months ended June 30, 2015, resulting from increases in personnel costs, as well as due to transaction costs of $2.0 million related to the acquisition of Nanosphere, partially offset by decreases in legal and professional fees with the settlement of the ENZO litigation in the second quarter of 2015. Selling, general and administrative headcount as of June 30, 2016 was 323 as compared to 292 as of June 30, 2015. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 35% in the first six months of 2016, consistent with the first six months of 2015.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets increased to $3.3 million for the six months ended June 30, 2016 from $1.7 million for the six months ended June 30, 2015. The increase was driven by the completion of the in-process research and development project related to our ARIES® System, resulting in a change from an indefinite-lived asset to a finite-lived asset, which began amortizing in November 2015.

Other Income, net. Other income, net decreased to a loss of $1.4 million for the six months ended June 30, 2016 from income of $1.0 million for the six months ended June 30, 2015. The decrease was primarily due to the $1.5 million debt retirement fees in connection with the payoff of Nanosphere's debt.

Settlement of litigation. An expense of $7.1 million was recorded in the second quarter of 2015 associated with the settlement of litigation with ENZO. The expense associated with the settlement was for partial consideration of a license, dismissal of litigation, releases, and covenants granted by ENZO. See Note 12 - Commitments and Contingencies to our condensed consolidated financial statements for further discussion.

Income taxes. Our effective tax rate for the six months ended June 30, 2016 was 19%, reflecting a $3.5 million expense, as compared to 24%, or a $3.2 million expense, for the six months ended June 30, 2015 primarily due to the impact of the Nanosphere acquisition and the inclusion of projected income tax benefits related to Nanosphere in our provisional tax rates in 2016. We expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$81,718	$128,546
Short-term investments	—	11,988
Long-term investments	—	7,459
	$81,718	$147,993

As of June 30, 2016, we held cash and cash equivalents, short-term investments and long-term investments of $81.7 million and had working capital of $125.9 million. At December 31, 2015, we held cash and cash equivalents, short-term investments and long-term investments of $148.0 million and had working capital of $182.3 million. The $66.3 million decrease in cash, cash equivalents and investments is primarily attributable to the cash payment of approximately $92.5 million in connection with the acquisition of Nanosphere, and the subsequent retirement of approximately $25.4 million of Nanosphere's debt. These payments were partially offset by the cash acquired from Nanosphere of $25.6 million and operating cash flows of the Company in the amount of $30.9 million for the six months ended June 30, 2016, coupled with $1.8 million in proceeds from our employee stock purchase plan, which partially funded our capital expenditures of $5.7 million during the first six months of 2016.

As a result of the dilutive nature of the acquisition of Nanosphere, we believe both profitability and operating cash flows over the next eighteen months, approximately, will be lower than our recent historical results; however, we expect to maintain profitability and positive operating cash flows. We currently anticipate that the Acquisition will be accretive to the Company's revenue, profitability, and cash flow by the end of 2017.

We have funded our operations to date primarily through the issuance of equity securities (in conjunction with an initial public offering in 2000, subsequent option exercises, and our secondary public offering in 2008) and cash generated from operations. Our cash reserves are typically held directly or indirectly in a variety of short-term, interest-bearing instruments, including non-government sponsored debt securities. We do not have any investments in asset-backed commercial paper, auction rate securities, or mortgage backed or sub-prime style investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns as of June 30, 2016 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate. Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of June 30, 2016, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, Hong Kong dollar and Yen. For example, some fixed asset purchases and certain expenses in our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. Transactions in our Netherlands, Japanese and Hong Kong subsidiaries are primarily denominated in Euros, Yen and Hong Kong dollars, respectively. The majority of transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange rates on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, Renminbi and Hong Kong dollar exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $1.1 million on foreign currency denominated asset and liability balances as of June 30, 2016. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction gain of approximately $222,000 was included in determining our consolidated results for the quarter ended June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2016 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/16 - 4/30/16	108	$19.61	—	$—
5/1/16 - 5/31/16	166	20.34	—	—
6/1/16 - 6/30/16	1,181	20.51	—	—
Total Second Quarter	1,455	$20.42	—	$—
(1) Total shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger, dated as of May 15, 2016, among Luminex Corporation, Commodore Acquisition, Inc., and Nanosphere, Inc. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed on May 16, 2016).*

2.2
First Amendment to the Agreement and Plan of Merger, dated as of May 22, 2016, among Luminex Corporation, Commodore Acquisition, Inc., and Nanosphere, Inc. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed on May 23, 2016).

2.3
Second Amendment to the Agreement and Plan of Merger, dated as of June 1, 2016, among Luminex Corporation, Commodore Acquisition, Inc., and Nanosphere, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Nanosphere, Inc. with the Securities and Exchange Commission on June 2, 2016).

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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any exhibits or schedule so furnished. A list identifying the contents of all omitted exhibits and schedules can be found in Exhibit 2.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2016

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger, dated as of May 15, 2016, among Luminex Corporation, Commodore Acquisition, Inc., and Nanosphere, Inc. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed on May 16, 2016).*

2.2
First Amendment to the Agreement and Plan of Merger, dated as of May 22, 2016, among Luminex Corporation, Commodore Acquisition, Inc., and Nanosphere, Inc. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed on May 23, 2016).

2.3
Second Amendment to the Agreement and Plan of Merger, dated as of June 1, 2016, among Luminex Corporation, Commodore Acquisition, Inc., and Nanosphere, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Nanosphere, Inc. with the Securities and Exchange Commission on June 2, 2016).

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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any exhibits or schedule so furnished. A list identifying the contents of all omitted exhibits and schedules can be found in Exhibit 2.1.