Form 10-Q
period 2016-09-30
LUMINEX CORP
filed 2016-11-01
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
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

There were 43,584,558 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on October 31, 2016.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	1

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015	2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

SIGNATURES AND EXHIBITS	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,145	$128,546
Short-term investments	—	11,988
Accounts receivable, net	29,962	28,853
Inventories, net	41,455	31,252
Prepaids and other	9,294	8,887
Total current assets	164,856	209,526
Property and equipment, net	55,461	47,796
Intangible assets, net	88,370	52,482
Deferred income taxes	42,208	31,821
Long-term investments	—	7,459
Goodwill	83,898	49,619
Other	6,335	3,853
Total assets	$441,128	$402,556
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,881	$7,868
Accrued liabilities	16,115	15,152
Deferred revenue	5,601	4,212
Total current liabilities	31,597	27,232
Deferred revenue	1,864	2,064
Other	4,902	4,724
Total liabilities	38,363	34,020
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 42,708,733 shares at September 30, 2016; 42,314,581 shares at December 31, 2015	43	42
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	331,474	321,657
Accumulated other comprehensive loss	(966)	(1,296)
Retained earnings	72,214	48,133
Total stockholders' equity	402,765	368,536
Total liabilities and stockholders' equity	$441,128	$402,556

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue	$71,221	$60,601	$198,368	$177,259
Cost of revenue	25,556	18,789	62,976	51,958
Gross profit	45,665	41,812	135,392	125,301
Operating expenses:
Research and development	12,762	10,093	35,324	31,748
Selling, general and administrative	26,393	21,236	70,942	61,740
Amortization of acquired intangible assets	2,482	777	5,797	2,455
Total operating expenses	41,637	32,106	112,063	95,943
Income from operations	4,028	9,706	23,329	29,358
Other income (expense), net	30	13	(1,395)	964
Settlement of litigation	—	—	—	(7,300)
Income before income taxes	4,058	9,719	21,934	23,022
Income taxes	(1,307)	(3,317)	(4,760)	(6,538)
Net income	$2,751	$6,402	$17,174	$16,484

Other comprehensive income:
Foreign currency translation adjustments	113	(20)	292	(375)
Unrealized gain on available-for-sale securities, net of tax	—	2	38	24
Other comprehensive income (loss)	113	(18)	330	(351)
Comprehensive income	$2,864	$6,384	$17,504	$16,133

Net income per share, basic	$0.06	$0.15	$0.40	$0.39
Shares used in computing net income per share, basic	42,683	42,152	42,522	42,041

Net income per share, diluted	$0.06	$0.15	$0.40	$0.39
Shares used in computing net income per share, diluted	43,136	42,556	42,929	42,354

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$2,751	$6,402	$17,174	$16,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,913	3,411	14,401	9,733
Stock-based compensation	3,526	3,099	8,181	7,768
Deferred income tax expense	1,540	176	4,471	6,207
Excess income tax expense from employee stock-based awards	—	14	—	1,005
Loss (gain) on sale or disposal of assets	87	(62)	128	(743)
Other	(799)	(25)	(870)	(128)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,118)	(3,985)	3,555	2,101
Inventories, net	(2,125)	3,364	(6,165)	7,414
Other assets	(902)	764	(230)	(1,629)
Accounts payable	(1,674)	1,238	1,050	(2,536)
Accrued liabilities	(428)	(3,452)	(6,602)	(1,485)
Deferred revenue	112	(36)	733	(212)
Net cash provided by operating activities	4,883	10,908	35,826	43,979
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	—	—	19,491	—
Purchase of property and equipment	(2,675)	(2,731)	(8,394)	(15,299)
Proceeds from sale of assets	42	—	45	893
Business acquisition consideration, net of cash acquired	(1,196)	—	(68,098)	—
Purchase of cost method investment	(500)	—	(500)	—
Acquired technology rights	—	(650)	(200)	(852)
Net cash used in investing activities	(4,329)	(3,381)	(57,656)	(15,258)
Cash flows from financing activities:
Payments on debt	—	—	(25,000)	—
Proceeds from issuance of common stock	1,799	977	3,561	1,690
Shares surrendered for tax withholding	(13)	(14)	(1,497)	(1,593)
Excess income tax expense from employee stock-based awards	—	(14)	—	(1,005)
Net cash provided by (used in) financing activities	1,786	949	(22,936)	(908)
Effect of foreign currency exchange rate on cash	87	13	365	46
Change in cash and cash equivalents	2,427	8,489	(44,401)	27,859
Cash and cash equivalents, beginning of period	81,718	111,064	128,546	91,694
Cash and cash equivalents, end of period	$84,145	$119,553	$84,145	$119,553

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 10-K).

NOTE 2 — BUSINESS COMBINATIONS

On June 30, 2016, the Company completed its acquisition (the Acquisition) of 100% of the outstanding shares of Nanosphere, Inc. (Nanosphere), which was a publicly-held molecular diagnostic company that was founded in 1999 and based in Northbrook, Illinois. On May 15, 2016, the Company, Nanosphere and Commodore Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (Purchaser) entered into an Agreement and Plan of Merger (as amended, the Merger Agreement). In accordance with the terms of the Merger Agreement, on June 2, 2016, Purchaser commenced a cash tender offer (the Tender Offer) for all of the outstanding shares of Nanosphere’s common stock, par value $0.01 per share (the Shares), for $1.70 per share, net to the seller in cash, without interest and less any required withholding taxes, upon the terms and conditions set forth in the Offer to Purchase dated June 2, 2016, as amended or supplemented from time to time, and in the related Letter of Transmittal. The Tender Offer expired at 12:00 midnight Eastern Daylight Time, at the end of June 29, 2016, and was not extended. Upon the completion of the Tender Offer, the Company, through Purchaser, paid $1.70 for each Share validly tendered and not withdrawn. Following the consummation of the Tender Offer, the Company completed the Acquisition by consummating the merger of Purchaser with and into Nanosphere, pursuant to which, any Shares not purchased in the Tender Offer were automatically converted into the right to receive $1.70 per Share. The aggregate consideration paid to Nanosphere stockholders required to acquire all outstanding Shares pursuant to the Tender Offer and the merger was approximately $88.5 million, which was funded from cash on hand. Pursuant to the terms of the Merger Agreement, Nanosphere agreed to cancel all outstanding and exercisable Nanosphere stock options and replace each such stock option with the right to receive a cash payment equal to the number of shares subject to such option multiplied by the difference between $1.70 and the applicable exercise price of the respective options. Nanosphere also agreed to cancel all of its outstanding restricted stock and convert such restricted stock into the right to receive a cash payment equal to the number of shares of restricted stock multiplied by $1.70.  The Company paid $1.4 million in aggregate consideration of the cancelled Nanosphere options and outstanding restricted stock. Additionally, for each Nanosphere warrant holder, the Company agreed to issue replacement warrants that are exercisable for an amount in cash equal to the product of the number of shares of stock represented by the replacement warrant and the difference between $1.70 and the per share price of the replacement warrant. The Company purchased 1.5 million Nanosphere warrants outstanding for an additional $2.5 million in consideration to the Nanosphere warrant holders.

The Acquisition was undertaken to expand the Company's access to the high-growth molecular microbiology market and to Nanosphere's portfolio of molecular testing solutions. Nanosphere delivers proprietary diagnostic tools that enable detection of respiratory, gastroenteric and bloodstream infections. Nanosphere shares ceased trading on the Nasdaq Capital Market as of the close of business on June 30, 2016. The results of operations for Nanosphere have been included in the Company’s consolidated financial statements beginning July 1, 2016.

Immediately subsequent to the Acquisition, on June 30, 2016, the Company retired approximately $25.4 million of Nanosphere's debt, including approximately $391,000 of accrued interest, by using the Company's existing cash reserves, including $25.6 million of cash acquired in the Acquisition. As part of this debt retirement, we incurred $1.5 million of related fees which were expensed as part of the Company's second quarter 2016 results.

The Acquisition has been accounted for as a business combination in accordance with U.S. GAAP and, as such, the assets acquired and liabilities assumed have been recorded at their respective fair values. The determination of fair value for the identifiable tangible and intangible assets acquired and liabilities assumed requires extensive use of estimates and judgments. Significant estimates and assumptions include, but are not limited to, Level 3 measurements estimating future cash flows and determining the appropriate discount rate. The following table summarizes the estimated fair values of Nanosphere’s assets acquired and liabilities assumed at June 30, 2016 (in thousands):

Net tangible assets assumed as of June 30, 2016	$34,387
Intangible assets subject to amortization	41,685
Long-term debt and accrued interest	(25,391)
Deferred tax assets, net of deferred tax liabilities	7,449
Goodwill	34,279
Total purchase price	92,409
Less cash and cash equivalents acquired	(24,311)
Net cash paid for business acquisition	$68,098

The Company is in the process of finalizing third-party valuations of certain intangible assets and finalizing the calculations of the deferred tax liabilities related to Nanosphere; thus the provisional measurement of intangible assets, deferred tax liabilities and goodwill are subject to change.  If information that existed prior to June 30, 2016 becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocations through revisions to the net tangible assets assumed, fair values of the intangible assets, deferred tax assets and liabilities and resulting goodwill recorded.

Acquired finished goods and work-in-process inventory was valued at its estimated selling price less the sum of the costs of sales efforts and a reasonable profit allowance for the Company's selling effort and, with respect to work-in-process inventory, estimated costs to complete. This resulted in a fair value adjustment that increased finished goods inventory by approximately $0.5 million, which increased cost of goods sold in the quarter ending September 30, 2016 as these inventory items were sold.

The Acquisition contributed $7.4 million of revenue and net losses of $6.2 million, during the three months ended September 30, 2016.

Unaudited Pro forma Financial Information
Nanosphere's results of operations have been included in the Company's financial statements for the three months ended September 30, 2016, following the Acquisition on June 30, 2016. The unaudited pro forma financial information set forth below assumes that Nanosphere had been acquired at the beginning of January 1, 2015, and includes the effect of estimated amortization of acquired identifiable intangible assets, removal of interest expense on Nanosphere’s debt extinguished at the date of the Acquisition, and removal of Acquisition costs and the impact of purchase accounting adjustments, tax and inventory valuation adjustments. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the Acquisition been in effect at the beginning of the periods presented. In addition, the unaudited pro forma financial information is not intended to be a projection of future results and does not reflect any operating efficiencies or cost savings that might be achievable.

	Nine Months Ended September 30,
	2016	2015
	(unaudited) (in thousands)
Revenue	$212,320	$191,483
Income from operations	12,814	4,060
Net income (loss)	10,557	(2,792)
Net income (loss) per share, basic	0.25	(0.07)
Shares used in computing net income (loss) per share, basic	42,522	42,041
Net income (loss) per share, diluted	0.25	(0.07)
Shares used in computing net income (loss) per share, diluted	42,929	42,354

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. As of September 30, 2016 and December 31, 2015, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date. The fair value of all securities is determined by quoted market prices, market interest rate inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period). Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. As of September 30, 2016, the Company had no short or long term investments, since those funds were used to pay for the Acquisition.

Available-for-sale securities consisted of the following as of September 30, 2016 (in thousands):

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

Proceeds from the sales of available-for-sale securities during the three and nine months ended September 30, 2016 totaled zero and $19.5 million, respectively, and these proceeds were used to partially fund the Acquisition. There were no proceeds from the sales of available-for-sale securities for the three and nine ended September 30, 2015. Realized gains and losses on sales of investments are determined using the specific identification method. Realized gains and losses are included in Other income, net in the Consolidated Statements of Comprehensive Income. All of the Company's available-for-sale securities with gross unrealized holding losses as of September 30, 2016 and December 31, 2015 had been in a loss position for less than 12 months.

The estimated fair value of available-for-sale debt securities as of September 30, 2016 and December 31, 2015, by contractual maturity, was as follows (in thousands):

	Estimated Fair Value
	September 30, 2016	December 31, 2015
Due in one year or less	$—	$11,988
Due after one year through two years	—	7,459
	$—	$19,447

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Other-Than-Temporary Impairment

In the third quarter of 2016, the Company made a $0.5 million minority interest investment in a private company based in the U.S. that is focused on development of next generation technologies. This minority interest is included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee since the Company owns less than 20% of the voting equity in the investee and the investee is not publicly traded. Although we may invest further in this entity over the course of the next several quarters, we do not anticipate our ownership interest to exceed 20% in the short term.

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

The Company regularly evaluates the carrying value of its cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee's ability to remain in business, such as the investee's liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in Other income, net in the Consolidated Statements of Comprehensive Income. As the inputs utilized for the Company's periodic impairment assessment are not based on observable market data, the determination of fair value of this cost-method investment is classified within Level 3 of the fair value hierarchy. See Note 5 - Fair Value Measurement to our condensed consolidated financial statements for further discussion. To determine the fair value of this investment, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost-method investment's fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

NOTE 4 — INVENTORIES, NET

Inventories are stated at the lower of cost or market, with cost determined according to the standard cost method, which approximates the first-in, first-out method. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Parts and supplies	$23,792	$15,296
Work-in-progress	6,704	8,797
Finished goods	10,959	7,159
	$41,455	$31,252

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ended September 30, 2016.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

Fair Value Measurements as of September 30, 2016 Using
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

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

On June 30, 2016, the Company completed the Acquisition. As a result of the Acquisition, the Company recorded approximately $34.3 million of goodwill and $41.7 million of other identifiable intangible assets. The goodwill is derived from expected synergies from combining operations of the Company and Nanosphere. The purchase price allocation is preliminary as the Company’s determination of the fair values of the assets acquired and liabilities assumed is still in process.

Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise. The Company's goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	September 30, 2016	December 31, 2015
Balance at beginning of year	$49,619	$49,619
Acquisition of Nanosphere	34,279	—
Balance at end of period	$83,898	$49,619

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2015
Balance as of December 31, 2014	$29,704	$7,958	$1,890	$40,100	$79,652
Completion of IP R&D project	40,100	—	—	(40,100)	—
Removal of fully amortized assets	(702)	(161)	(238)	—	(1,101)
Balance as of December 31, 2015	69,102	7,797	1,652	—	78,551
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2014	(19,325)	(3,085)	(860)	—	(23,270)
Amortization expense	(3,023)	(743)	(134)	—	(3,900)
Removal of fully amortized assets	702	161	238	—	1,101
Accumulated amortization balance as of December 31, 2015	(21,646)	(3,667)	(756)	—	(26,069)
Net balance as of December 31, 2015	$47,456	$4,130	$896	$—	$52,482
Weighted average life (in years)	10	11	11

2016
Balance as of December 31, 2015	$69,102	$7,797	$1,652	$—	$78,551
Additions due to acquisition of Nanosphere	12,282	12,409	4,012	12,982	41,685
Balance as of September 30, 2016	81,384	20,206	5,664	12,982	120,236
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2015	(21,646)	(3,667)	(756)	—	(26,069)
Amortization expense	(4,683)	(902)	(212)	—	(5,797)
Accumulated amortization balance as of September 30, 2016	(26,329)	(4,569)	(968)	—	(31,866)
Net balance as of September 30, 2016	$55,055	$15,637	$4,696	$12,982	$88,370
Weighted average life (in years)	10	10	10

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2016 (three months)	$2,482
2017	8,979
2018	8,789
2019	8,789
2020	8,789
Thereafter	37,560
$75,388
IPR&D	12,982
$88,370

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

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Available-for-Sale Investments	Accumulated Other Comprehensive Income (Loss) Items
Balance as of December 31, 2015	$(1,258)	$(38)	$(1,296)
Other comprehensive income before reclassifications	292	38	330
Net current-period other comprehensive income	292	38	330
Balance as of September 30, 2016	$(966)	$—	$(966)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Before Tax	Tax Benefit	Net of Tax	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$113	$—	$113	$292	$—	$292
Unrealized gains on available-for-sale investments	—	—	—	44	(6)	38
Other comprehensive income (loss)	$113	$—	$113	$336	$(6)	$330

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$2,751	$6,402	$17,174	$16,484
Denominator:
Denominator for basic net income per share - weighted average common stock outstanding	42,683	42,152	42,522	42,041
Effect of dilutive securities: stock options and awards	453	404	407	313
Denominator for diluted net income per share - weighted average shares outstanding - diluted	43,136	42,556	42,929	42,354
Basic net income per share	$0.06	$0.15	$0.40	$0.39
Diluted net income per share	$0.06	$0.15	$0.40	$0.39

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Stock options to acquire approximately zero and 0.6 million shares for the three months ended September 30, 2016 and 2015, and zero and 0.6 million shares for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the computations of diluted EPS because the effect of including those stock options would have been anti-dilutive.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s stock option activity for the nine months ended September 30, 2016 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	1,692	$17.47
Granted	886	19.21
Exercised	(143)	17.51
Cancelled or expired	(92)	18.58
Outstanding as of September 30, 2016	2,343	$18.08

The Company had $11.7 million of total unrecognized compensation costs related to stock options as of September 30, 2016, which costs are expected to be recognized over a weighted average period of 2.86 years years.

The Company’s restricted share activity for the nine months ended September 30, 2016 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested as of December 31, 2015	836	$18.66
Granted	300	19.74
Vested	(205)	19.59
Cancelled or expired	(53)	18.36
Non-vested as of September 30, 2016	878	$18.83

Restricted Stock Units (in thousands)	Shares
Non-vested as of December 31, 2015	501
Granted	99
Vested	(83)
Cancelled or expired	(46)
Non-vested as of September 30, 2016	471

As of September 30, 2016, there was $15.0 million and $3.3 million of total unrecognized compensation costs related to Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs), respectively. This cost is expected to be recognized over a weighted average period of 2.36 years years for the RSAs and 1.95 years years for the RSUs. The Company issues a small number of cash settled RSUs pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$334	$238	$903	$742
Research and development	754	725	1,896	1,705
Selling, general and administrative	2,438	2,136	5,382	5,321
Stock-based compensation costs reflected in net income	$3,526	$3,099	$8,181	$7,768

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Compensation and employee benefits	$11,515	$10,946
Income and other taxes	734	1,261
Warranty costs	667	553
Other	3,199	2,392
	$16,115	$15,152

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2015	$553
Warranty adjustments/settlements	(582)
Accrual for warranty costs	696
Accrued warranty costs as of September 30, 2016	$667

NOTE 11 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the nine months ended September 30, 2016 was 21.70%, including amounts recorded for discrete events. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes and an assessment regarding the realizability of the Company’s deferred tax assets. The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates. The Company is utilizing its net operating losses and tax credits in the U.S., Canada and the Netherlands and currently expects a full year effective tax rate of less than 30%. Therefore, cash taxes to be paid are expected to continue to be less than 15% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various states. Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2011 can still be reviewed by the taxing authorities. No material changes to this liability are expected within the next 12 months. For the nine months ended September 30, 2016, there were no material changes to the total amount of unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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

Because Luminex (i) never paid any royalties to ENZO in the past, (ii) will not be required to pay any future or ongoing royalties to ENZO as a result of the settlement, (iii) has never recorded any revenue or expense related to ENZO in operating revenue or in operating expenses in the past, outside of legal fees, and (iv) believes that it does not infringe on any valid and enforceable claim with respect to the asserted patents, Luminex determined that this settlement of litigation expense was outside of operations. Luminex accordingly recorded the settlement as a separate, non-operating line item in the second quarter of 2015. Luminex made the $7.1 million payment to ENZO in July 2015.

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

The Company early adopted this standard in the quarter ended June 30, 2016. The adoption of this standard resulted in the recognition of $6.9 million of previously unrecognized excess tax benefits in deferred income taxes, net and an increase to retained earnings on our Consolidated Balance Sheet and the recognition of $211,000 of income tax expense in our income tax provision for the nine months ended September 30, 2016. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

In September 2015, the FASB issued additional guidance on business combinations. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings from changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. The Company adopted this standard during the quarter ended June 30, 2016, and its adoption did not have any impact on its consolidated financial statements.

Recent accounting guidance not yet adopted

In August 2016, the FASB issued specific guidance on eight cash flow classification issues that are not currently addressed by current U.S. GAAP and thereby reduce the current diversity in practice.  This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. The effective date of the new guidance is for the Company's first quarter of fiscal 2019 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of the adoption of this requirement on its consolidated financial statements, but does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements except for the addition of the right-of-use asset and a lease liability to the balance sheet.

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

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, the acquisition impact and integration of Nanosphere, new products including ARIES® and NxTAG®, assay sales, consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, litigation costs, including the costs or impact of any litigation settlements or orders, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and acquisition impact and integration and the expected benefit of our future acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•
risks and uncertainties associated with the integration of Nanosphere and implementing our acquisition strategy, our ability to identify suitable acquisition targets including our ability to obtain financing on acceptable terms, our ability to integrate acquired companies, or selected assets into our consolidated business operations, and the ability to fully realize the benefits of our acquisitions;

•
concentration of our revenue in a limited number of direct customers and strategic partners, some of which may experience decreased demand for their products utilizing or incorporating our technology, budget or finance constraints in the current economic environment, or periodic variability in their purchasing patterns or practices as a result of material resource planning challenges;

•	risks and uncertainties relating to market demand and acceptance of our products and technology, including ARIES®, MultiCode®, NxTAG®, xMAP® and Verigene®;

•	our ability to successfully launch new products in a timely manner;

•	the uncertainty relating to increased focus on direct sales to the end user;

•	dependence on strategic partners for development, commercialization and distribution of products;

•	the timing of and process for regulatory approvals;

•	competition and competitive technologies utilized by our competitors;

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

As of September 30, 2016, Luminex had 73 strategic partners, of which 52 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology.

Our acquisition of Nanosphere on June 30, 2016 expands our offering in the molecular diagnostic market segment with Nanosphere's proprietary diagnostic tools that enable rapid and accurate detection of respiratory, gastrointestinal and bloodstream infections. Nanosphere is a leader in the high-growth bloodstream infection testing segment with its U.S. Food and Drug Administration (FDA) cleared Verigene Gram-Positive and Gram-Negative Blood Culture test panels, for the early detection of pathogens associated with bloodstream infections. In addition to detecting bacteria, these panels also detect yeast and identify antibiotic resistance markers. In contrast to traditional methodologies, which can take several days, these assays enable physicians to identify the pathogen, including associated resistance markers, and thus prescribe the most appropriate antibiotic regimen within 2.5 hours after positive blood culture. The ability for clinicians to make earlier, better informed therapeutic decisions results in improved patient outcomes and lower healthcare costs. In addition, Nanosphere has FDA-cleared products for the detection of gastrointestinal and respiratory infections. These include a targeted product for the detection of  C. difficile, as well as highly multiplexed molecular enteric and respiratory pathogen panels which tests for a wide spectrum of microorganisms often associated with these types of infections. With the addition of the Verigene platform, Luminex offers customers automated molecular platforms for both syndromic and targeted molecular diagnostic testing.

In addition to our menu of infectious disease tests, we are currently developing a next generation Verigene system that will deliver improved user experience. This system is designed to provide reduced time to result, improved user interface, including a room temperature cartridge all in a fully automated sample to result system with an optimized footprint.

A primary focus for our growth is the development and sale of molecular diagnostic assays utilizing our proprietary MultiCode® and Verigene technologies for use on our installed base of systems. We utilize a direct sales model for sales of these products, which is intended to take advantage of our increasing installed base of instruments. Our assays are primarily focused on multiplexed applications for the human molecular clinical diagnostics market. Our assay products are currently focused on three segments of the molecular diagnostic testing market: human genetics, personalized medicine and infectious disease.

In addition to the sales to this installed base, in the fourth quarter of 2015 we received FDA clearance for our ARIES® system. The ARIES® system is a sample to answer clinical test system that automates and integrates extraction of nucleic acid from a clinical sample, performs real-time polymerase chain reaction, and detects multiple signals generated by target specific probes. The ARIES® system is used with specific assays to measure multiple analytes indicative of infectious disease. The ARIES® system uses internal barcode scanning and other advanced features to minimize operator errors. Two independent modules each support from one to six cassettes, allowing both STAT and Batch testing. The ARIES® system can run both In Vitro Diagnostics (IVD) and MultiCode® Analyte Specific Reagents simultaneously with a common Universal Assay Protocol. The ARIES® system was commercially launched in the fourth quarter of 2015. We also received FDA clearance for the ARIES® HSV (herpes simplex virus) 1&2 Assay in the fourth quarter of 2015; CE-IVD Mark in Europe for the ARIES® System and ARIES® HSV 1&2 Assay in the first quarter of 2016; CE-IVD Mark in Europe for the ARIES® Flu A/B & RSV Assay in the second quarter of 2016; and FDA Clearance and CE-IVD Mark for the ARIES® M1 System and FDA clearance for the ARIES® Flu A/B & RSV Assay in the third quarter of 2016.

Third Quarter 2016 Highlights

•	Consolidated revenue was $71.2 million for the quarter ended September 30, 2016, representing an 18% increase over revenue for the third quarter of 2015.

•	System revenue was $10.5 million for the quarter ended September 30, 2016, representing a 9% increase over system revenue for the third quarter of 2015.

•	Consumable revenue was $12.3 million for the quarter ended September 30, 2016, representing a 12% increase over consumable revenue for the third quarter of 2015.

•	Assay revenue was $32.4 million for the quarter ended September 30, 2016, representing a 32% increase over assay revenue for the third quarter of 2015.

•	Royalty revenue was $11.1 million for the quarter ended September 30, 2016, representing an 8% increase over royalty revenue for the third quarter of 2015.

•	Received U.S. FDA clearance for the ARIES® Flu A/B & RSV Assay.

•	Received U.S. FDA clearance and CE-IVD Mark for the Company's ARIES M1 System.

•	Received FDA Emergency Use Authorization for Zika Virus Molecular Detection Assay.

•	Shipments of 294 multiplexing analyzers, which include Luminex® 100/200TM systems, MAGPIX® systems and FLEXMAP 3D® systems.

Recent Acquisition of Nanosphere

As previously discussed in Note 2 - Business Combinations, on June 30, 2016, we completed our acquisition of Nanosphere, Inc. (Nanosphere), a publicly-held molecular diagnostic company based in Northbrook, Illinois. The Acquisition was an all cash transaction that was undertaken to expand the Company's access to the high-growth molecular microbiology market and to Nanosphere's portfolio of molecular testing solutions. In connection with closing the Acquisition, we retired Nanosphere's $25.4 million of debt and paid transaction and debt prepayment expenses of approximately $4.0 million. As a result of the Acquisition and the debt payoff, our cash, cash equivalents and investments were reduced by approximately $93.1 million during the nine months ended September 30, 2016, partially offset by operating cash flows of $35.8 million. The results of operations for Nanosphere are included in the Company’s consolidated financial statements beginning July 1, 2016.

As a result of the dilutive nature of the Acquisition, we believe both profitability and operating cash flows over the next eighteen months, approximately, will be lower than our recent historical results; however, we expect to maintain profitability and positive operating cash flows. We currently anticipate that the Acquisition and its related integration will be accretive to the Company's consolidated revenue, profitability, and cash flow by the end of 2017.

Growth in Inventory

Our inventory has increased from $31.3 million as of December 31, 2015 to $41.5 million as of September 30, 2016 primarily due to increases in systems inventory and the inclusion of the acquired Nanosphere inventory. Based upon the increased demand for our systems that we have experienced over the past twelve months, we are building both our finished good system inventory and parts and supplies inventory related to our systems to be able to meet both expected and unanticipated demand.

Material Partner Activity

As previously disclosed, the cystic fibrosis (CF) assay revenue from the Company's largest customer, LabCorp, will wind down in 2017 while LabCorp transfers its CF business to an alternative technology. Also, LabCorp recently informed us following a request for proposal process that they have elected to develop the next iteration of one of their women's health products with another party. The transition time is significant and, as a result, the parties have negotiated significant minimum women's health purchases for 2017 and the first half of 2018, pursuant to an amendment to the Party’s existing supply agreement. LabCorp historically had the right to terminate the supply agreement with Luminex on 90 days’ notice. Going forward, through June 30, 2018, LabCorp will acquire no less than $63.1 million in additional women's health products during 2017 and the first six months of 2018. This is in comparison to anticipated 2016 purchases of approximately $36.0 million.

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

Future Operations

We expect our areas of focus over the next twelve months to be:

•	accelerating development and commercialization of the assays on our automated diagnostics systems;

•	increasing the growth of our partner business through enrichment of our existing partner relationships and the addition of new partners;

•	developing and commercializing the next generation system for Verigene;

•	placement of our ARIES® system, our sample to answer platform for our MultiCode®-RTx technology, including IVD assays;

•	realizing the anticipated synergies of the Nanosphere acquisition and associated integration, including the effective incorporation of our combined salesforce in the marketplace;

•	development and commercialization of a pipeline of assays for the ARIES® system;

•	market acceptance of our recently launched Respiratory Viral Panel line of IVD assays;

•	continued execution of our direct sales strategy, including developing the infrastructure necessary to support our sales force and decreasing reliance on our distributors;

•	commercialization, regulatory clearance and market adoption of products, including commercialization of MultiCode® assays outside of the United States;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	adoption and use of our platforms and consumables by our customers for their testing services;

•	expansion and enhancement of our installed base of systems and our market position within our identified target market segments;

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users; and

•	continued adoption and development of partner products incorporating Luminex technology through effective partner management.

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

Management believes there have been no significant changes during the quarter ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Selected consolidated financial data for the three months ended September 30, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Variance	Variance (%)
Revenue	$71,221	$60,601	$10,620	18%
Gross profit	$45,665	$41,812	3,853	9%
Gross margin percentage	64%	69%	(5)%	N/A
Operating expenses	$41,637	$32,106	9,531	30%
Income from operations	$4,028	$9,706	(5,678)	(58)%

Total revenue increased by 18% to $71.2 million for the three months ended September 30, 2016 from $60.6 million for the comparable period in 2015, driven primarily by the Acquisition on June 30, 2016, which contributed approximately 13% of the 18% increase. Nanosphere's most notable impact is expected to be in the assay revenue component of our business.

A breakdown of revenue for the three months ended September 30, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Variance	Variance (%)
System sales	$10,494	$9,622	$872	9%
Consumable sales	12,305	10,940	1,365	12%
Royalty revenue	11,068	10,249	819	8%
Assay revenue	32,443	24,639	7,804	32%
Service revenue	2,934	2,386	548	23%
Other revenue	1,977	2,765	(788)	(28)%
	$71,221	$60,601	$10,620	18%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 47% (20%, 11%, 7%, 5% and 4%, respectively) of consolidated total revenue in the third quarter of 2016. For comparative purposes, these top five customers accounted for 52% (23%, 13%, 9%, 5% and 2%, respectively) of total revenue in the third quarter of 2015. No other customer accounted for more than 10% of consolidated total revenue during those periods.

Revenue from the sale of systems and peripheral components increased 9% to $10.5 million for the three months ended September 30, 2016 from $9.6 million for the three months ended September 30, 2015, resulting in part to the Acquisition, placement of additional ARIES® systems, as well as favorable mix in sales of multiplexing analyzers with lower sales of MAGPIX systems, partially offset by more sales of LX and FLEXMAP 3D systems. We sold 294 multiplexing analyzers in the third quarter of 2016, as compared to 307 multiplexing analyzers sold for the corresponding prior year period. For the three months ended September 30, 2016, five of our partners accounted for 211 multiplexing analyzers, or 72%, of total multiplexing analyzers sold, as compared to five of our partners accounting for 229 multiplexing analyzers, or 75%, of total multiplexing analyzers sold for the three months ended September 30, 2015.

Consumable sales, comprised of microspheres and sheath fluid, increased 12% to $12.3 million for the three months ended September 30, 2016 from $10.9 million for the three months ended September 30, 2015. During the three months ended September 30, 2016, we had 22 bulk purchases of consumables totaling approximately $9.6 million (78% of total consumable revenue), ranging from $0.1 million to $1.8 million, as compared with 21 bulk purchases totaling approximately $8.3 million (75% of total consumable revenue), ranging from $0.1 million to $1.8 million, for the three months ended September 30, 2015. The increase in revenue from bulk purchases in the third quarter of 2016 is the primary driver to the increase in consumable revenue from the prior year quarter. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $9.0 million, or 73%, of consumable sales for the three months ended September 30, 2016 compared to $7.7 million, or 70%, of the total consumable sales for the three months ended September 30, 2015.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, increased by 8% to $11.1 million for the three months ended September 30, 2016 from $10.2 million for the three months ended September 30, 2015. This increase is the result of an increase in base royalties of $0.5 million and an increase in minimum royalty payments and royalty audit findings and other adjustments of approximately $0.3 million. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 32% to $32.4 million for the three months ended September 30, 2016 from $24.6 million for the three months ended September 30, 2015, driven primarily by the Acquisition, which accounted for 26% of the 32% increase, in addition to increased sales of infectious disease testing assays. Revenue for our primary assay portfolios increased in infectious disease testing products by 53% while our genetic testing assay products decreased by 13% for the three months ended September 30, 2016 from the third quarter of 2015. This decrease was attributable to pricing and reimbursement challenges within the pharmacogenetic market segment, causing us to shift some focus away from these opportunities. Additionally, infectious disease testing assay products and genetic testing assay products represented 78% and 22%, respectively, of total assay revenue in the third quarter of 2016, compared to 68% and 32%, respectively, in the third quarter of 2015. The acquired assay revenue for Nanosphere represents approximately 20% of total assay revenue for the three months ended September 30, 2016, and consisted primarily of infectious disease testing assay products. Our largest customer, by revenue, accounted for 41% of total assay revenue for the three months ended September 30, 2016 compared to 53% for the three months ended September 30, 2015. No other customer accounted for more than 10% of total assay revenue during those periods. As disclosed previously, cystic fibrosis revenue from our largest assay customer is expected to transition to a competing technology and, although timing is uncertain, the loss of a significant portion of that revenue is expected by the first half of 2017. As discussed in the Overview section above, the same assay customer has recently informed us that they plan on developing the next iteration of their women's health portfolio with another party, which could negatively impact assay revenue in 2018.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased $0.5 million, or 23%, to $2.9 million for the third quarter of 2016 compared to the third quarter of 2015. As of September 30, 2016, we had 1,981 Luminex systems covered under extended service agreements and $4.8 million in deferred revenue related to those contracts. As of September 30, 2015, we had 1,682 Luminex systems covered under extended service agreements and $4.3 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, 2015 milestone payments from our development agreement with Merck and revenue from agreements with U.S. government agencies, decreased 28% to $2.0 million for the three months ended September 30, 2016 compared to $2.8 million for the three months ended September 30, 2015, primarily driven by a reduction in government contract revenue. We expect this trend to continue in the near term as our focus has shifted away from these government contract opportunities.

Gross Profit. Gross profit increased to $45.7 million for the three months ended September 30, 2016, as compared to $41.8 million for the three months ended September 30, 2015. However, gross margin (gross profit as a percentage of total revenue) was 64% for the three months ended September 30, 2016, lower than the prior year quarter of 69%. The decrease in gross margin percentage is attributable to the Acquisition. The acquired Nanosphere portfolio has meaningfully lower gross margins than the pre-existing Luminex business, including the impact of a $0.5 million incremental expense resulting from recording Nanosphere's inventory acquired at fair value on the date of the Acquisition. We expect the gross margins on the acquired portfolio to continue to negatively impact our consolidated gross margins in the near term; however, we expect synergies realized from the acquisition, increased sales volumes and the commercialization of the next generation Verigene system to increase these gross margins in the longer term. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $12.8 million, or 18% of total revenue, for the three months ended September 30, 2016 from $10.1 million, or 17% of total revenue, for the three months ended September 30, 2015. The increase in research and development expense was primarily a result of the addition of Nanosphere's expenses, as well as higher costs for clinical trials of ARIES assays. Research and development headcount as of September 30, 2016 was 229, including 33 Nanosphere employees, as compared to 199 as of September 30, 2015. The focus of our research and development activities is the development and commercialization of a pipeline of assays for the ARIES® system and the development of the next generation Verigene system and assays.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $26.4 million for the three months ended September 30, 2016 from $21.2 million for the three months ended September 30, 2015. The increase was primarily attributable to the addition of Nanosphere's expenses and transaction costs of $0.5 million incurred during the quarter. Selling, general and administrative headcount as of September 30, 2016 was 371, including 47 Nanosphere employees, as compared to 312 as of September 30, 2015. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 37% in the third quarter of 2016, up from 35% in the third quarter of 2015.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets increased to $2.5 million for the three months ended September 30, 2016 from $0.8 million for the three months ended September 30, 2015. The increase was primarily driven by the completion of the in-process research and development project related to our ARIES® System which began amortizing in November 2015, as well as due to acquired intangible assets from the Acquisition which began amortizing in July 2016.

Income taxes. Our effective tax rate for the three months ended September 30, 2016 was 32%, reflecting a $1.3 million expense, as compared to 34%, or a $3.3 million expense, for the three months ended September 30, 2015 primarily resulting from the impact of projected income tax benefits related to Nanosphere in our provisional tax rates. We expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

Selected consolidated financial data for the nine months ended September 30, 2016 and 2015 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Variance	Variance (%)
Revenue	$198,368	$177,259	$21,109	12%
Gross profit	$135,392	$125,301	10,091	8%
Gross margin percentage	68%	71%	(3)%	N/A
Operating expenses	$112,063	$95,943	16,120	17%
Income from operations	$23,329	$29,358	(6,029)	(21)%

Total revenue increased by 12% to $198.4 million for the nine months ended September 30, 2016 from $177.3 million for the comparable period in 2015. The increase was primarily attributable to increases in assay, system, and consumable sales, driven in part by the Acquisition on June 30, 2016 which contributed approximately 4% of the 12% growth in total revenue.

A breakdown of revenue for the nine months ended September 30, 2016 and 2015 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Variance	Variance (%)
System sales	$27,805	$22,129	$5,676	26%
Consumable sales	37,489	32,714	4,775	15%
Royalty revenue	33,888	32,024	1,864	6%
Assay revenue	85,367	74,323	11,044	15%
Service revenue	7,892	7,108	784	11%
Other revenue	5,927	8,961	(3,034)	(34)%
	$198,368	$177,259	$21,109	12%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 50% (21%, 13%, 7%, 6% and 3%, respectively) of consolidated total revenue in the nine months ended September 30, 2016. For comparative purposes, these top five customers accounted for 53% (23%, 13%, 8%, 6% and 3%, respectively) of total revenue in the nine months ended September 30, 2015. No other customer accounted for more than 10% of consolidated total revenue during those periods.

Revenue from the sale of systems and peripheral components increased 26% to $27.8 million for the nine months ended September 30, 2016 from $22.1 million for the nine months ended September 30, 2015, primarily due to the increase in the total multiplexing analyzer placements. We sold 826 multiplexing analyzers in the nine months ended September 30, 2016, as compared to 734 multiplexing analyzers sold for the corresponding prior year period. For the nine months ended September 30, 2016, five of our partners accounted for 592, or 72%, of total multiplexing analyzers sold.  Five of our partners accounted for 559, or 76%, of total multiplexing analyzers sold for the nine months ended September 30, 2015.

Consumable sales increased 15% to $37.5 million for the nine months ended September 30, 2016 compared to $32.7 million for the nine months ended September 30, 2015. We had 64 bulk purchases of consumables totaling approximately $29.4 million (78% of total consumable revenue), ranging from $0.1 million to $3.4 million, during the nine months ended September 30, 2016, as compared with 52 bulk purchases totaling approximately $24.4 million (75% of total consumable revenue), ranging from $0.1 million to $6.9 million, for the nine months ended September 30, 2015.  The increase in revenue from bulk purchases in the nine months ended September 30, 2016 is the main driver to the increase in consumable revenue from the prior year period and is primarily due to overall growth across our partners. We anticipate a modest decline in our consumable sales in the fourth quarter of 2016 primarily attributable to the timing of purchases by our largest purchaser of consumables. However, excluding purchases from our largest purchaser of consumables for the nine months ended September 30, 2016 and 2015, consumables from our remaining customers grew by 16% for the nine months ended September 30, 2016 as compared to the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $25.0 million, or 67%, of consumable sales for the nine months ended September 30, 2016 compared to $22.4 million, or 69%, of the total consumable sales for the nine months ended September 30, 2015.

Royalty revenue increased 6% to $33.9 million for the nine months ended September 30, 2016 from $32.0 million for the nine months ended September 30, 2015.  This increase is primarily attributable to an increase in base royalties of approximately $1.4 million as a result of continued menu expansion and increased utilization of our partners’ assays on our technology. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 15% to $85.4 million for the nine months ended September 30, 2016 from $74.3 million for the nine months ended September 30, 2015, driven primarily by the Acquisition, which contributed 9% of the 15% increase. The remaining 6% of growth is attributable to increased sales in infectious disease testing assays. Our infectious disease testing assay portfolio increased 27% from the first nine months of 2015 while our genetic testing assay portfolio decreased 9% over the comparable time period.  Additionally, infectious disease testing and genetic testing assay products represented 73% and 27%, respectively, of total assay revenue in the nine months ended September 30, 2016, compared to 66% and 34%, respectively, in the nine months ended September 30, 2015. Our largest customer, by revenue, accounted for 45% of total assay revenue for the nine months ended September 30, 2016 compared to 51% for the nine months ended September 30, 2015. No other customer accounted for more than 10% of total assay revenue during those periods. As disclosed previously, cystic fibrosis revenue from our largest assay customer is expected to transition to a competing technology and, although timing is uncertain, the loss of a significant portion of that revenue is expected by the first half of 2017.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 11% to $7.9 million for the nine months ended September 30, 2016 compared to $7.1 million for the nine months ended September 30, 2015.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, 2015 milestone payments from our development agreement with Merck and revenue from agreements with U.S. government agencies, decreased to $5.9 million for the nine months ended September 30, 2016 compared to $9.0 million for the nine months ended September 30, 2015, primarily driven by a decrease in revenue from U.S. government contracts, in addition to a Merck milestone payment in 2015, which did not recur in 2016.

Gross Profit. Gross profit increased to $135.4 million for the nine months ended September 30, 2016, as compared to $125.3 million for the nine months ended September 30, 2015. Gross margin (gross profit as a percentage of total revenue) was 68% for the nine months ended September 30, 2016, a decrease from 71% for the nine months ended September 30, 2015, was attributable to the Acquisition. The acquired Nanosphere portfolio currently has meaningfully lower gross margins than the pre-existing Luminex business, including the impact of a $0.5 million incremental expense resulting from recording Nanosphere's inventory acquired at fair value on the date of the Acquisition. The acquired Nanosphere portfolio has significantly lower gross margins than the pre-existing Luminex business. We expect the gross margins on the acquired portfolio to continue to negatively impact our consolidated gross margins in the near term; however, we expect synergies realized from the acquisition, increased sales volumes and the commercialization of the next generation Verigene system to increase these gross margins in the longer term. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $35.3 million, or 18% of total revenue, for the nine months ended September 30, 2016 from $31.7 million, or 18% of total revenue, for the nine months ended September 30, 2015. The $3.6 million increase in research and development expense was primarily the result of the addition of Nanosphere's expenses and higher material and expenses driven by the expansion of assay research and clinical trials. Research and development headcount as of September 30, 2016 was 229, including 33 Nanosphere employees, as compared to 199 as of September 30, 2015. The focus of our research and development activities has been the development and clinical validation of our next generation sample to answer platform for our ARIES® system.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $70.9 million for the nine months ended September 30, 2016 from $61.7 million for the nine months ended September 30, 2015, primarily resulting from the addition of Nanosphere and the Acquisition transaction costs of $2.5 million, in addition to higher sales and marketing expenses driven by increased headcount and marketing activities. Selling, general and administrative headcount as of September 30, 2016 was 371, including 47 Nanosphere employees, as compared to 312 as of September 30, 2015. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 36% in the first nine months of 2016, compared to 35% in the first nine months of 2015.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets increased to $5.8 million for the nine months ended September 30, 2016 from $2.5 million for the nine months ended September 30, 2015. The increase was primarily driven by the completion of the in-process research and development project related to our ARIES® System which began amortizing in November 2015, as well as due to acquired intangible assets from the acquisition of Nanosphere which began amortizing in July 2016.

Other Income, net. Other income, net decreased to a loss of $1.4 million for the nine months ended September 30, 2016 from income of $1.0 million for the nine months ended September 30, 2015. The decrease was primarily the result of the $1.5 million debt retirement fees in connection with the payoff of Nanosphere's debt.

Settlement of litigation. An expense of $7.1 million was recorded in the second quarter of 2015 related to the settlement of litigation with ENZO. The expense associated with the settlement was for partial consideration of a license, dismissal of litigation, releases, and covenants granted by ENZO. See Note 12 - Commitments and Contingencies to our condensed consolidated financial statements for further discussion.

Income taxes. Our effective tax rate for the nine months ended September 30, 2016 was 22%, reflecting a $4.8 million expense, as compared to 28%, or a $6.5 million expense, for the nine months ended September 30, 2015 primarily the result of the impact of the Acquisition and the inclusion of projected income tax benefits related to Nanosphere in our provisional tax rates in 2016. We expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$84,145	$128,546
Short-term investments	—	11,988
Long-term investments	—	7,459
	$84,145	$147,993

As of September 30, 2016, we held cash and cash equivalents, short-term investments and long-term investments of $84.1 million and had working capital of $133.3 million. At December 31, 2015, we held cash and cash equivalents, short-term investments and long-term investments of $148.0 million and had working capital of $182.3 million. The $63.8 million decrease in cash, cash equivalents and investments is primarily attributable to the cash payment of approximately $92.4 million in connection with the acquisition of Nanosphere, and the subsequent retirement of approximately $25.4 million of Nanosphere's debt. These payments were partially offset by the cash acquired from Nanosphere of $24.3 million and operating cash flows of the Company in the amount of $35.8 million for the nine months ended September 30, 2016. Our capital expenditures were $8.4 million during the first nine months of 2016, which were partially funded by $3.6 million in proceeds from our employee stock purchase plan.

As a result of the dilutive nature of the Acquisition, we believe both profitability and operating cash flows over the next eighteen months, approximately, will be lower than our recent historical results; however, we expect to maintain profitability and positive operating cash flows. We currently anticipate that the Acquisition and its related integration will be accretive to the Company's consolidated revenue, profitability, and cash flow by the end of 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns as of September 30, 2016 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate. Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of September 30, 2016, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, Hong Kong dollar and Yen. For example, some fixed asset purchases and certain expenses in our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. Transactions in our Netherlands, Japanese and Hong Kong subsidiaries are primarily denominated in Euros, Yen and Hong Kong dollars, respectively. The majority of transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange rates on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, Renminbi and Hong Kong dollar exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $0.9 million on foreign currency denominated asset and liability balances as of September 30, 2016. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss of approximately $55,000 was included in determining our consolidated results for the quarter ended September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the third quarter of 2016 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/16 - 7/31/16	116	$22.39	—	$—
8/1/16 - 8/31/16	301	21.65	—	—
9/1/16 - 9/30/16	129	21.12	—	—
Total Third Quarter	546	$21.68	—	$—
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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2016

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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.