Form 10-Q
period 2017-03-31
LUMINEX CORP
filed 2017-05-02
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	72-2747608
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78,727
Address of Principal Executive Offices	Zip Code

(512) 219-8020
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 43,926,105 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on May 1, 2017.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	1

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	3

Condensed Consolidated Statement of Changes in Stockholders' Equity as of March 31, 2017	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

SIGNATURES AND EXHIBITS	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,466	$93,452
Accounts receivable, net	37,038	32,365
Inventories, net	43,673	40,775
Prepaids and other	6,304	7,145
Total current assets	173,481	173,737
Property and equipment, net	58,259	57,375
Intangible assets, net	82,485	84,841
Deferred income taxes	39,669	42,497
Goodwill	85,481	85,481
Other	7,237	6,785
Total assets	$446,612	$450,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,095	$12,276
Accrued liabilities	15,536	22,804
Deferred revenue	5,317	5,120
Total current liabilities	29,948	40,200
Deferred revenue	1,882	1,875
Other	4,914	4,962
Total liabilities	36,744	47,037
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 43,091,504 shares at March 31, 2017; 42,802,480 shares at December 31, 2016	43	43
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	335,786	336,430
Accumulated other comprehensive loss	(1,429)	(1,692)
Retained earnings	75,468	68,898
Total stockholders' equity	409,868	403,679
Total liabilities and stockholders' equity	$446,612	$450,716

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Revenue	$77,779	$62,981
Cost of revenue	24,993	18,175
Gross profit	52,786	44,806
Operating expenses:
Research and development	12,420	11,019
Selling, general and administrative	23,998	20,359
Amortization of acquired intangible assets	2,356	1,627
Total operating expenses	38,774	33,005
Income from operations	14,012	11,801
Other income (expense), net	(6)	21
Income before income taxes	14,006	11,822
Income taxes	(4,775)	(3,052)
Net income	$9,231	$8,770

Net income attributable to common stock holders
Basic	9,058	8,770
Diluted	9,058	8,770
Net income per share attributable to common stock holders
Basic	$0.21	$0.21
Diluted	$0.21	$0.21
Weighted-average shares used in computing net income per share
Basic	42,898	42,346
Diluted	42,989	42,443

Dividends declared per share	$0.06	—

Other comprehensive income:
Foreign currency translation adjustments	263	210
Unrealized gain on available-for-sale securities, net of tax	—	45
Other comprehensive income	263	255
Comprehensive income	$9,494	$9,025

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended March 31,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net income	$9,231	$8,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,619	4,212
Stock-based compensation	722	1,180
Deferred income tax expense	2,935	3,326
Loss on sale or disposal of assets	—	37
Other	444	(54)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,669)	(548)
Inventories, net	(2,887)	102
Other assets	695	164
Accounts payable	(3,706)	(1,013)
Accrued liabilities	(10,072)	(8,721)
Deferred revenue	197	830
Net cash (used in) provided by operating activities	(1,491)	8,285
Cash flows from investing activities:
Purchase of property and equipment	(3,433)	(2,848)
Purchase of cost-method investment	(500)	—
Acquired technology rights	—	(200)
Net cash used in investing activities	(3,933)	(3,048)
Cash flows from financing activities:
Proceeds from issuance of common stock	734	356
Shares surrendered for tax withholding	(2,056)	—
Net cash (used in) provided by financing activities	(1,322)	356
Effect of foreign currency exchange rate on cash	(240)	163
Change in cash and cash equivalents	(6,986)	5,756
Cash and cash equivalents, beginning of period	93,452	128,546
Cash and cash equivalents, end of period	$86,466	$134,302

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2016	42,802,480	$42	$336,431	$(1,692)	$68,898	$403,679
Exercise of stock options	45,396	—	733	—	—	733
Issuances of restricted stock, net of shares withheld for taxes	243,628	1	(2,056)	—	—	(2,055)
Stock compensation	—	—	678	—	—	678
Issuance of common shares under ESPP	—	—	—	—	—	—
Net income	—	—	—	—	9,231	9,231
Foreign currency translation adjustments	—	—	—	263	—	263
Dividends declared	—	—	—	—	(2,661)	(2,661)
Balance at March 31, 2017	43,091,504	$43	$335,786	$(1,429)	$75,468	$409,868

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 10-K).

NOTE 2 — REORGANIZATION

Following the acquisition of Nanosphere, Inc. (Nanosphere) which occurred June 30, 2016, and to better focus on the Company's core business, the Company conducted a reorganization in December 2016. The reorganization included a headcount reduction of approximately 40 people, a reallocation of responsibilities within the research and development organization and a significant reduction of biodefense efforts.  The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily consisted of severance pay and other employee separation costs such as outplacement services and benefits. As a result of the organizational change, the Company eliminated approximately 4% of its aggregate workforce. The Company recognized a charge of approximately $2.5 million in the fourth quarter of 2016 in conjunction with these activities.

2016 Reorganization Plan	Year Ended December 31, 2016

Employee separation costs	2,525
Total charges	$2,525
Recorded to cost of revenue	244
Recorded to reorganization costs	$2,281

Rollforward of Accrued Reorganization	March 31, 2017

Balance at December 31, 2016	1,471
Total reorganization charges	—
Employee separation payments	(1,471)
Balance at March 31, 2017	$—
The remaining employee separation payments were paid in January 2017. As such, there is no remaining liability within accrued liabilities on the consolidated balance sheet as of March 31, 2017.

NOTE 3 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. As of March 31, 2017 and December 31, 2016, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date. The fair value of all securities is determined by quoted market prices, market interest rate inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period). Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. As of March 31, 2017, the Company had no short or long term investments, since those funds were used to pay for a portion of the acquisition of Nanosphere.

Available-for-sale securities consisted of the following as of March 31, 2017 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$701		$—	$701
Government sponsored debt securities	—	—	—	—
Non-government sponsored debt securities	—	—	—	—
Total current securities	701	—	—	701
Noncurrent:
Government sponsored debt securities	—	—	—	—
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$701	$—	$—	$701

Available-for-sale securities consisted of the following as of December 31, 2016 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$701	$—	$—	$701
Government sponsored debt securities	—	—	—	—
Non-government sponsored debt securities	—	—	—	—
Total current securities	701	—	—	701
Noncurrent:
Government sponsored debt securities	—	—	—	—
Non-government sponsored debt securities	—	—	—	—
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$701	$—	$—	$701

There were no proceeds from the sales of available-for-sale securities for the three months ended March 31, 2017. Realized gains and losses on sales of investments are determined using the specific identification method. Realized gains and losses are included in Other income, net in the Consolidated Statements of Comprehensive Income. All of the Company's available-for-sale securities with gross unrealized holding losses as of March 31, 2017 and December 31, 2016 had been in a loss position for less than 12 months.

There were no available-for-sale debt securities as of March 31, 2017 or December 31, 2016.

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Other-Than-Temporary Impairment

During the year ended December 31, 2016 and the three months ended March 31, 2017, the Company made a $1.0 million and $0.5 million minority interest investment, respectively, in a private company based in the U.S. that is focused on development of next generation technologies. This minority interest is included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee since the Company owns less than 20% of the voting equity in the investee and the investee is not publicly traded. Although we may invest further in this entity over the course of the next several quarters, we do not anticipate our ownership interest to exceed 20% in the short term.

The Company owns a minority interest in a second private company based in the U.S. through its investment of $1.0 million in the third quarter of 2012.  This minority interest is included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee since the Company owns less than 20% of the voting equity in the investee and the investee is not publicly traded.

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

NOTE 4 — INVENTORIES, NET

Inventories are stated at the lower of cost or net realizable value, with cost determined according to the standard cost method, which approximates the first-in, first-out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Parts and supplies	$23,138	$22,960
Work-in-progress	7,394	6,268
Finished goods	13,141	11,547
	$43,673	$40,775

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ended March 31, 2017.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

Fair Value Measurements as of March 31, 2017 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$701	$—	$—	$701
Government sponsored debt securities	—	—	—	—
Non-government sponsored debt securities	—	—	—	—

Fair Value Measurements as of December 31, 2016 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$701	$—	$—	$701
Government sponsored debt securities	—	—	—	$—
Non-government sponsored debt securities	—	—	—	$—

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise. The Company's goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	March 31, 2017	December 31, 2016
Balance at beginning of year	$85,481	$85,481
Balance at end of period	$85,481	$85,481

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2016
Balance as of December 31, 2015	$69,102	$7,797	$1,652	$—	$78,551
Acquisition of Nanosphere	12,283	11,300	4,012	12,982	40,577
Balance as of December 31, 2016	81,385	19,097	5,664	12,982	119,128
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2015	(21,646)	(3,667)	(756)	—	(26,069)
Amortization expense	(6,491)	(1,371)	(356)	—	(8,218)
Accumulated amortization balance as of December 31, 2016	(28,137)	(5,038)	(1,112)	—	(34,287)
Net balance as of December 31, 2016	$53,248	$14,059	$4,552	$12,982	$84,841
Weighted average life (in years)	10	10	10

2017
Balance as of December 31, 2016	$81,385	$19,097	$5,664	$12,982	$119,128
Foreign currency translation adjustments	—	—	—	—	—
Balance as of March 31, 2017	81,385	19,097	5,664	12,982	119,128
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2016	(28,137)	(5,038)	(1,112)	—	(34,287)
Amortization expense	(1,712)	(499)	(145)	—	(2,356)
Accumulated amortization balance as of March 31, 2017	(29,849)	(5,537)	(1,257)	—	(36,643)
Net balance as of March 31, 2017	$51,536	$13,560	$4,407	$12,982	$82,485
Weighted average life (in years)	10	10	10

The in-process research and development project is the development of the next generation Verigene system, Verigene II, which we believe will be completed in 2018. The estimated cost to complete this project is between $18.0 million and $20.0 million.

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2017 (nine months)	$6,499
2018	8,666
2019	8,666
2020	8,666
2021	8,307
Thereafter	28,699
$69,503
IPR&D	12,982
$82,485

NOTE 7 — OTHER COMPREHENSIVE LOSS

Other comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Other comprehensive income (loss) for the Company includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Available-for-Sale Investments	Accumulated Other Comprehensive Income (Loss) Items
Balance as of December 31, 2016	$(1,692)	$—	$(1,692)
Other comprehensive income before reclassifications	263	—	263
Net current-period other comprehensive income	263	—	263
Balance as of March 31, 2017	$(1,429)	$—	$(1,429)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2017
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$263	$—	$263
Other comprehensive income (loss)	$263	$—	$263

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic:
Net income	$9,231	$8,770
Less: allocation to participating securities	(173)	—
Net income attributable to common stockholders	$9,058	$8,770
Weighted average common stock outstanding	42,898	42,346
Net income per share attributable to common stockholders	$0.21	$0.21

Diluted:
Net income	$9,231	8,770
Less: allocation to participating securities	(173)	—
Net income attributable to common stockholders	$9,058	$8,770
Weighted average common stock outstanding	42,898	42,346
Effect of dilutive securities: stock options and awards	91	97
Weighted-average shares used in computing net income per share	42,989	42,443
Net income per share attributable to common stockholders	$0.21	$0.21

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Stock options to acquire approximately 2.3 million and 0.6 million shares for the three months ended March 31, 2017 and 2016 respectively, were excluded from the computations of diluted EPS because the effect of including those stock options would have been anti-dilutive.

We apply the two-class method of computing earnings per share, which requires the calculation of separate earnings per share amounts for our non-vested, time-based restricted stock awards with non-forfeitable dividends and for our common stock. Our non-vested, time-based restricted stock awards with non-forteitable rights to dividends are considered securities which participate in undistributed earnings with common stock. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Our non-vested, time-based restricted stock awards with non-forteitable dividends do not have such an obligation so they are not allocated losses.

NOTE 9 — STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

Dividends

On February 21, 2017, the Board of Directors declared a cash dividend on the Company’s common stock of $0.06 per share. The dividend is payable to stockholders of record as of March 24, 2017 and will be paid on April 14, 2017. The Company's intent is to pay a continuing dividend on a quarterly basis.

Stock-Based Compensation

The Company’s stock option activity for the three months ended March 31, 2017 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	2,180	$18.06
Granted	1,406	18.08
Exercised	(54)	16.49
Cancelled or expired	(120)	19.59
Outstanding as of March 31, 2017	3,412	$18.05

The Company had $18.3 million of total unrecognized compensation costs related to stock options as of March 31, 2017, which costs are expected to be recognized over a weighted average period of 3.26 years.

The Company’s restricted share activity for the three months ended March 31, 2017 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested as of December 31, 2016	810	$18.74
Granted	357	18.13
Vested	(310)	18.47
Cancelled or expired	(19)	18.87
Non-vested as of March 31, 2017	838	$18.58

Restricted Stock Units (in thousands)	Shares
Non-vested as of December 31, 2016	457
Granted	63
Vested	(49)
Cancelled or expired	(4)
Non-vested as of March 31, 2017	467

As of March 31, 2017, there was $17.2 million and $3.2 million of total unrecognized compensation costs related to Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs), respectively. This cost is expected to be recognized over a weighted average period of 2.85 years for the RSAs and 2.26 years for the RSUs. The Company issues a small number of cash settled RSUs pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The holders of these grants have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested. The fair value of time-based restricted stock awards is calculated based on the market value of our common stock on the date of grant.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$335	$249
Research and development	(162)	390
Selling, general and administrative	549	541
Stock-based compensation costs reflected in net income	$722	$1,180

The reduction in stock compensation costs associated with research and development in the three months ended March 31, 2017 is primarily related to the reversal of previously accrued stock compensation expense on unvested equity associated with the one-time headcount reduction of approximately 40 people in the fourth quarter of 2016 as noted in Note 2 - Reorganization above.

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Compensation and employee benefits	$6,919	$17,229
Dividends payable	2,661	—
Income and other taxes	1,620	816
Warranty costs	762	675
Other	3,574	4,084
	$15,536	$22,804

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2016	$675
Warranty adjustments/settlements	336
Accrual for warranty costs	(249)
Accrued warranty costs as of March 31, 2017	$762

NOTE 11 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the three months ended March 31, 2017 was 34%, including amounts recorded for discrete events. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes and an assessment regarding the realizability of the Company’s deferred tax assets. The mix of profits for the 2017 fiscal year is estimated to have a higher concentration in the U.S. than prior years, which is subject to a statutory U.S. federal and state rate of 37.5%. The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates. The Company is utilizing its net operating losses and tax credits in the U.S., Canada and the Netherlands and currently expects a full year effective tax rate of less than 35%. Therefore, cash taxes to be paid are expected to continue to be less than 15% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various states within the U.S. Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2011 can still be reviewed by the taxing authorities. The Netherlands tax returns dating back to 2013 can still be reviewed by the taxing authorities. For the three months ended March 31, 2017, there were no material changes to the total amount of unrecognized tax benefits. No material changes to this liability are expected within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to claims, lawsuits and legal proceedings. When and if it appears probable in management's judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements.  If only a range of estimated losses can be estimated, we record an amount within the range that, in management's judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period.   We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred.  We recognize costs associated with legal proceedings in the period in which the services were provided.

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting guidance

In July 2015, the FASB issued guidance regarding the measurement of inventory. The new guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this standard during the quarter ended March 31, 2017, and its adoption did not have any impact on its consolidated financial statements.

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

In January 2016, the FASB issued guidance that changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements as the only potential impact would be related to the Company's cost-method investments discussed in Note 3 - Investments.

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use their judgment and make estimates more extensively than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. The Company has begun assessing its various revenue streams to identify performance obligations under this guidance and the key aspects of the standard that will impact the Company's revenue recognition process. Based upon our preliminary assessments these standards may impact our allocation of contract revenue between various products and services, the timing of when those revenues are recognized and the treatment of certain costs to obtain a contract. Given the diversity of its commercial arrangements, the Company is continuing to assess the impact these standards may have on its consolidated results of operation, financial position, cash flows and financial statement disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2016 10-K.

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, the acquisition impact and the integration of Nanosphere, Inc. (Nanosphere), new products including ARIES®, Verigene® and NxTAG®, assay sales, consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, regulatory approvals or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, and acquisition impacts and integration and the expected benefit of our future acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•
risks and uncertainties associated with the integration of Nanosphere and implementing our acquisition strategy, our ability to identify acquisition targets including our ability to obtain financing, our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to recognize the benefits of our acquisitions;

•	risks and uncertainties relating to market demand and acceptance of our products and technology, including ARIES®, Multicode, NxTAG, xMAP and Verigene;

•	the impact on our growth and future results of operations with respect to the loss of the Laboratory Corporation of America (LabCorp) women's health business anticipated in 2018;

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

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict.  Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2016 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report, including in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

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

We primarily serve the diagnostics, pharmaceutical and life sciences industries by marketing products, including our specific testing equipment and assays, to various types of testing laboratories. We have a large installed base of systems that has grown primarily from the following:

•	placements made by customers within our Licensed Technologies Group, previously referred to as our "Partner Business" who either:

•	license our xMAP technology and develop products that incorporate our xMAP technology into products that they then sell to end users, or

•
purchase our proprietary xMAP laboratory instrumentation and our proprietary xMAP microspheres and sell xMAP-based assay products and/or xMAP-based testing services, which run on the xMAP instrumentation, and pay a royalty to us; and

•	our direct sales force, within our Molecular Diagnostics Group, focusing on the sale of molecular diagnostic assays that run on our systems.

As of March 31, 2017, Luminex had 75 strategic partners, of which 50 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology.

Following the completion of our acquisition of Nanosphere, Inc. (Nanosphere) on June 30, 2016, our offering in the molecular diagnostic market segment expanded to include Nanosphere's proprietary diagnostic tools that enable rapid and accurate detection of respiratory, gastrointestinal and bloodstream infections. Nanosphere is a leader in the high-growth bloodstream infection testing segment with its U.S. Food and Drug Administration (FDA) cleared Verigene® Gram-Positive Blood Culture (BC-GP) and Gram-Negative Blood Culture (BC-GN) test panels for the early detection of pathogens associated with bloodstream infections. In addition to detecting bacteria, these panels also detect yeast and identify antibiotic resistance markers. In contrast to traditional methodologies, which can take several days, these assays enable physicians to identify the pathogen, including any associated resistance markers, and prescribe the most appropriate antibiotic regimen, all within 2.5 hours after identification of a positive blood culture. The ability for clinicians to make earlier, better informed therapeutic decisions results in improved patient outcomes and lower healthcare costs. In addition, Nanosphere has FDA-cleared products for the detection of gastrointestinal and respiratory infections. These include a targeted product for the detection of  C. difficile, as well as highly multiplexed molecular enteric, blood and respiratory pathogen panels which test for a wide spectrum of microorganisms often associated with these types of infections. With the addition of the Verigene platform, Luminex offers customers automated molecular platforms for both syndromic and targeted molecular diagnostic testing.

In addition to our menu of infectious disease tests, we are currently developing the next generation Verigene System, Verigene II, that we anticipate will deliver improved user experience. This next generation system is designed to provide a reduced time to result and an improved user interface, including a room temperature cartridge, all in a fully automated sample to result system with an optimized footprint.

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

First Quarter 2017 Highlights

•	Consolidated revenue was $77.8 million for the quarter ended March 31, 2017, representing a 23% increase over revenue for the first quarter of 2016.

•	System revenue was $8.5 million for the quarter ended March 31, 2017, representing a 2% increase over system revenue for the first quarter of 2016.

•	Consumable revenue was $15.4 million for the quarter ended March 31, 2017, representing a 30% increase over consumable revenue for the first quarter of 2016.

•	Assay revenue was $37.4 million for the quarter ended March 31, 2017, representing a 38% increase over assay revenue for the first quarter of 2016.

•	Royalty revenue was $11.6 million for the quarter ended March 31, 2017, representing a 1% increase over royalty revenue for the first quarter of 2016.

•	Received FDA Clearance for ARIES® GBS Assay for antepartum detection of GBS colonization in pregnant women.

Acquisition of Nanosphere - June 30, 2016

As previously reported in the 2016 10-K, we completed our acquisition of Nanosphere, Inc., a publicly-held molecular diagnostic company based in Northbrook, Illinois on June 30, 2016. The acquisition was an all cash transaction that was undertaken to expand the Company's access to the high-growth molecular microbiology market and to Nanosphere's portfolio of molecular testing solutions. As a result of the dilutive nature of the acquisition of Nanosphere, we believe both profitability and operating cash flows will be lower than our pre-acquisition, historical results through the end of the third quarter of 2017; however, we expect to maintain profitability and positive operating cash flows. In addition, Nanosphere has a portfolio with meaningfully lower gross margins than the pre-existing Luminex business and we expect the gross margins on the acquired portfolio to continue to negatively impact our consolidated gross margins in the near term; however, we expect synergies realized from the acquisition, increased sales volumes and the commercialization of the next generation Verigene System, Verigene II, to increase these gross margins in the long term. We currently anticipate that the acquisition and its related integration will be accretive to the Company's consolidated revenue, profitability, and cash flow by the fourth quarter of 2017.

Material Partner Activity

Based upon a recent agreement, the Company will continue to sell its CF products to the Company’s largest customer, LabCorp, at least through the end of 2017, when LabCorp is expected to transfer its CF testing to an alternative technology.  As a result, we expect revenue contraction of our overall genetic portfolio of approximately $5.0 million in 2017, with the majority of the contraction attributable to declines in our pharmacogenomics (PGx) portfolio.  Also, as previously stated in our 2016 10-K, LabCorp has elected to develop the next iteration of one of their women's health products with another party. The transition time is significant and, as a result, we have negotiated significant minimum women's health purchases from LabCorp through June 2018. LabCorp has committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018. This is in comparison to 2016 purchases of approximately $39.3 million. The anticipated future loss of the LabCorp business could have a material adverse effect on our growth and future results of operations, if we are unable to effectively attract new customers and/or increase sales with existing customers.

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

Future Operations

We expect our areas of focus over the next twelve months to be:

•	delivering on our revenue growth goals;

•	accelerating development and commercialization of the assays on our sample-to-answer systems;

•	increasing the growth of our partner business through enrichment of our existing partner relationships and the addition of new partners;

•	developing and commercializing the next generation system for Verigene®, Verigene II;

•	realizing the anticipated synergies of the acquisition of Nanosphere and associated integration, including the effective incorporation of our combined sales force in the marketplace;

•	improvement of ARIES® and Verigene gross margins;

•	placements of our ARIES® system, our sample-to-answer platform for our MultiCode-RTx technology, including IVD assays;

•	market acceptance of our Respiratory Viral Panel line of IVD assays;

•	commercialization, regulatory clearance and market adoption of products, including commercialization of MultiCode analyte specific reagents outside of the United States;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	adoption and use of our platforms and consumables by our customers for their testing services;

•	expansion and enhancement of our installed base of systems and our market position within our identified target market segments; and

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users.

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

Management believes there have been no significant changes during the quarter ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Selected consolidated financial data for the three months ended March 31, 2017 and 2016 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Variance	Variance (%)
Revenue	$77,779	$62,981	$14,798	23%
Gross profit	$52,786	$44,806	7,980	18%
Gross margin percentage	68%	71%	(3)%	N/A
Operating expenses	$38,774	$33,005	5,769	17%
Income from operations	$14,012	$11,801	2,211	19%

Total revenue increased by 23% to $77.8 million for the three months ended March 31, 2017 from $63.0 million for the comparable period in 2016. This increase was driven primarily by the acquisition of Nanosphere on June 30, 2016, which contributed approximately 71% of the 23% increase. The acquisition's most significant revenue contribution is with respect to an increase in the assay revenue component of our business for the three months ended March 31, 2017 compared to the same period in 2016.

A breakdown of revenue for the three months ended March 31, 2017 and 2016 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Variance	Variance (%)
System sales	$8,501	$8,318	$183	2%
Consumable sales	15,385	11,850	3,535	30%
Royalty revenue	11,561	11,468	93	1%
Assay revenue	37,407	27,039	10,368	38%
Service revenue	2,905	2,411	494	20%
Other revenue	2,020	1,895	125	7%
	$77,779	$62,981	$14,798	23%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 48% (two of whom were 18% and 17% respectively, and no other customer exceeded 6%) of consolidated total revenue in the first quarter of 2017. For comparative purposes, these top five customers accounted for 56% (two of whom were 23% and 15% respectively, and no other customer exceeded 8%) of total consolidated revenue in the first quarter of 2016.

Revenue from the sale of systems and peripheral components increased 2% to $8.5 million for the three months ended March 31, 2017 from $8.3 million for the three months ended March 31, 2016, resulting primarily from the acquisition of Nanosphere, as well as a more favorable mix in sales of multiplexing analyzers with lower sales of LUMINEX 100/200 systems, partially offset by more sales of FLEXMAP 3D systems whose average sales price is higher than the LUMINEX 100/200 systems. We sold 242 multiplexing analyzers in the first quarter of 2017, as compared to 255 multiplexing analyzers sold for the corresponding prior year period. For the three months ended March 31, 2017, five of our partners accounted for 187 multiplexing analyzers, or 77%, of total multiplexing analyzers sold, as compared to five of our partners accounting for 198 multiplexing analyzers, or 78%, of total multiplexing analyzers sold for the three months ended March 31, 2016.

Consumable sales, comprised of microspheres and sheath fluid, increased 30% to $15.4 million for the three months ended March 31, 2017 from $11.9 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, we had 18 bulk purchases of consumables totaling approximately $12.4 million (80% of total consumable revenue), ranging from $0.1 million to $6.4 million, as compared with the same number of bulk purchases totaling approximately $9.1 million (77% of total consumable revenue), ranging from $0.1 million to $3.4 million, for the three months ended March 31, 2016. The increase in revenue from bulk purchases in the first quarter of 2017 is the primary driver to the increase in consumable revenue from the prior year quarter. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $12.3 million, or 80%, of consumable sales for the three months ended March 31, 2017 compared to $8.6 million, or 73%, of the total consumable sales for the three months ended March 31, 2016.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, increased modestly by 1% to $11.6 million for the three months ended March 31, 2017 from $11.5 million for the three months ended March 31, 2016. This increase is the result of an increase in base royalties of $0.5 million partially offset by a decrease in minimum royalty payments and royalty audit findings and other adjustments of approximately $0.4 million. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 38% to $37.4 million for the three months ended March 31, 2017 from $27.0 million for the three months ended March 31, 2016, driven primarily by the revenue stream from the acquisition of Nanosphere, which accounted for more than 90% of the increase, in addition to increased sales of ARIES and infectious disease testing assays. Revenue for our primary assay portfolios increased in infectious disease testing products by 5% while our genetic testing assay products decreased by 8% for the three months ended March 31, 2017 from the first quarter of 2016. This decrease in genetic testing assay products was attributable to pricing and reimbursement challenges within the pharmacogenetic market segment and the departure of a key customer, causing us to shift our focus towards infectious disease testing. Additionally, infectious disease testing assay products and genetic testing assay products represented 55% and 18%, respectively, of total assay revenue in the first quarter of 2017, compared to 72% and 28%, respectively, in the first quarter of 2016. The assay revenue stream from Nanosphere represents approximately 25% of total assay revenue for the three months ended March 31, 2017, and consisted primarily of infectious disease testing assay products. Our largest customer, by revenue, accounted for 35% of total assay revenue for the three months ended March 31, 2017 compared to 51% for the three months ended March 31, 2016. No other customer accounted for more than 10% of total assay revenue during those periods. As disclosed previously, cystic fibrosis revenue from our largest assay customer is expected to transition to a competing technology and, although timing is uncertain, the loss of a significant portion of that revenue is now expected in early 2018. As discussed under "Material Partner Activity", the same assay customer has recently informed us it plans on developing the next iteration of its women's health portfolio with another party, which could negatively impact our assay revenue in 2018 and beyond.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased $0.5 million, or 20%, to $2.9 million for the first quarter of 2017 compared to the first quarter of 2016. This increase is primarily attributable to the acquisition of Nanosphere, which accounted for more than 60% of the 20% increase, as well as due to an increase in the number of installed base of systems. As of March 31, 2017, we had 1,669 Luminex systems covered under extended service agreements and $4.7 million in deferred revenue related to those contracts. As of March 31, 2016, we had 1,790 Luminex systems covered under extended service agreements and $4.8 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees and revenue from agreements with U.S. government agencies, increased 7% to $2.0 million for the three months ended March 31, 2017 compared to $1.9 million for the three months ended March 31, 2016.

Gross Profit. Gross profit increased to $52.8 million for the three months ended March 31, 2017, as compared to $44.8 million for the three months ended March 31, 2016. However, gross margin (gross profit as a percentage of total revenue) was 68% for the three months ended March 31, 2017, a decrease from the prior year quarter of 71%. The decrease in gross margin is attributable to the acquisition of Nanosphere. For comparison, following the acquisition of Nanosphere on June 30, 2016 our gross margin percentages were 64% and 61% for the third and fourth quarters of 2016, respectively. The acquired Nanosphere portfolio has meaningfully lower gross margins than the pre-existing Luminex business. We expect the gross margins on the acquired portfolio to continue to negatively impact our consolidated gross margins in the near term; however, we expect synergies realized from the acquisition, increased sales volumes and the commercialization of the next generation Verigene system, Verigene II, to increase these gross margins in the longer term. We currently believe that the gross margin percentages experienced in the third and fourth quarter of 2016 represent the most significant negative impact that we expect to experience from the Nanosphere portfolio margin. However, we anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $12.4 million, or 16% of total revenue, for the three months ended March 31, 2017 from $11.0 million, or 17% of total revenue, for the three months ended March 31, 2016. The increase in research and development expense was primarily a result of the addition of Nanosphere's expenses, as well as higher costs for clinical trials of ARIES assays, partially offset by savings from the previously announced reorganization in December 2016. Research and development headcount as of March 31, 2017 was 194, including former Nanosphere employees, as compared to 197 as of March 31, 2016. The focus of our research and development activities is the development and commercialization of a pipeline of assays for the ARIES® system and the development of the next generation Verigene system, Verigene II, and assays.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $24.0 million for the three months ended March 31, 2017 from $20.4 million for the three months ended March 31, 2016. Over 75% of the increase from the prior year period was attributable to the addition of Nanosphere's expenses during the current quarter.  Selling, general and administrative headcount as of March 31, 2017 was 370, including Nanosphere employees, as compared to 317 as of March 31, 2016. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 31% in the first quarter of 2017, down from 32% in the first quarter of 2016.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets increased to $2.4 million for the three months ended March 31, 2017 from $1.6 million for the three months ended March 31, 2016. The increase was primarily driven by the acquired intangible assets from the acquisition of Nanosphere which began amortizing in July 2016.

Income taxes. Our effective tax rate for the three months ended March 31, 2017 was 34%, reflecting a $4.8 million expense, as compared to 26%, or a $3.1 million expense, for the three months ended March 31, 2016. We expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions. Currently we are experiencing a high concentration of revenue in the U.S. relative to the rest of the world, which could be impacted by future revenue mix and worldwide tax rate adjustments.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$86,466	$93,452
Short-term investments	—	—
Long-term investments	—	—
	$86,466	$93,452

As of March 31, 2017, we held cash and cash equivalents of $86.5 million and had working capital of $143.5 million. At December 31, 2016, we held cash and cash equivalents of $93.5 million and had working capital of $133.5 million. The $7.0 million decrease in cash, cash equivalents and investments is primarily attributable to a decrease in operating cash flows of the Company in the amount of $1.5 million for the three months ended March 31, 2017 driven primarily by: (i) an increase in accounts receivable, (ii) a decrease in accrued liabilities resulting from the timing of payment of previously accrued bonuses and commissions, (iii) capital expenditures of $3.4 million during the first three months of 2017, and (iv) the payment of minimum tax withholdings on net share settlements of equity awards.

As a result of the dilutive nature of the acquisition of Nanosphere, we believe both profitability and operating cash flows will be lower than our recent historical results through the end of the third quarter of 2017; however, we expect to maintain profitability and positive operating cash flows. We currently anticipate that the acquisition of Nanosphere and its related integration will be accretive to the Company's consolidated revenue, profitability, and cash flow by the fourth quarter of 2017.

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

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of ongoing internal evaluations of our business could result in expenditures not currently contemplated in our estimates for 2017.

One of our short term projects that is expected to require significant capital to complete is our current in-process research and development of the next generation Verigene System, Verigene II. We currently expect to initiate clinical studies on the system and its first assay in 2017 and anticipate initial commercialization in 2018. The estimated aggregate cost to complete this project, including completion of development of the Verigene II system, cartridge, software and the initial assay, validation, verification, clinical trials and regulatory submission is between $18.0 million and $20.0 million and is included in our research and development budget for 2017 and 2018. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners' consumable purchasing patterns; (iv) execution of partnership agreements that include significant up front license fees; (v) our stock repurchase and dividend programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2016 10-K and our other filings with the SEC.

As announced in February 2017, the Board of Directors initiated a cash dividend program under which the Company anticipates it will pay a regular quarterly cash dividend. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determination by our Board of Directors whether cash dividends are in the best interests of stockholders as a proper capital allocation and are in compliance with applicable laws and agreements of the Company.

Based upon a recently entered agreement, the company will continue to sell its CF products to the Company’s largest customer, LabCorp, until at least the end of 2017 when LabCorp is expected to transfer its CF testing to an alternative technology.  Overall, we expect contraction of our genetic portfolio of approximately $5 million in 2017, with the majority of the contraction attributable to declines in our PGx portfolio.  Also, as previously disclosed, LabCorp informed us, following a request for proposal process, that they elected to develop the next iteration of one of their women's health products with another party. The transition time is significant and, as a result, we have negotiated a significant minimum women's health purchases through June 2018.  LabCorp has committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018. This is in comparison to 2016 purchases of $39.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns as of March 31, 2017 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate. Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of March 31, 2017, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, Hong Kong dollar and Yen. For example, some fixed asset purchases and certain expenses in our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. Transactions in our Netherlands, Japanese and Hong Kong subsidiaries are primarily denominated in Euros, Yen and Hong Kong dollars, respectively. With the exception of our initial capital investment, the majority of transactions in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange rates on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, Renminbi and Hong Kong dollar exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $1.1 million on foreign currency denominated asset and liability balances as of March 31, 2017. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss of approximately $26,000 was included in determining our consolidated results for the quarter ended March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation and criteria of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to claims, lawsuits and legal proceedings. When and if it appears probable in management's judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements.  If only a range of estimated losses can be estimated, we record an amount within the range that, in management's judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period.   We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred.  We recognize costs associated with legal proceedings in the period in which the services were provided.

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of the 2016 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the 2016 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the first quarter of 2017 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/17 - 1/31/17	319	$20.33	—	$—
2/1/17 - 2/28/17	—	—	—	—
3/1/17 - 3/31/17	94,898	18.06	—	—
Total First Quarter	95,217	$18.07	—	$—
(1) Total shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents
10.1#
Amendment to Employment Agreement, dated March 27, 2017, by and between Nachum Shamir and Luminex Corporation (Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 31, 2017).

10.2#	Amended and Restated 2017 Management Incentive Plan (Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 31, 2017).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity; and (v) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2017

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
10.1#
Amendment to Employment Agreement, dated March 27, 2017, by and between Nachum Shamir and Luminex Corporation (Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 31, 2017).

10.2#	Amended and Restated 2017 Management Incentive Plan (Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 31, 2017).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity; and (v) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.