Form 10-Q
period 2017-06-30
LUMINEX CORP
filed 2017-08-08
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 000-30109

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	72-2747608
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
Address of Principal Executive Offices	Zip Code

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

There were 44,071,126 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on August 7, 2017.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	1

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016	3

Condensed Consolidated Statement of Changes in Stockholders' Equity for the three and six months ended June 30, 2017	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

SIGNATURES AND EXHIBITS	31

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,705	$93,452
Accounts receivable, net	33,133	32,365
Inventories, net	47,095	40,775
Prepaids and other	8,208	7,145
Total current assets	192,141	173,737
Property and equipment, net	57,890	57,375
Intangible assets, net	80,318	84,841
Deferred income taxes	35,511	42,497
Goodwill	85,481	85,481
Other	7,611	6,785
Total assets	$458,952	$450,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,456	$12,276
Accrued liabilities	18,327	22,804
Deferred revenue	4,933	5,120
Total current liabilities	33,716	40,200
Deferred revenue	1,720	1,875
Other	4,929	4,962
Total liabilities	40,365	47,037
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 43,264,509 shares at June 30, 2017; 42,802,480 shares at December 31, 2016	43	43
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	341,290	336,430
Accumulated other comprehensive loss	(1,090)	(1,692)
Retained earnings	78,344	68,898
Total stockholders' equity	418,587	403,679
Total liabilities and stockholders' equity	$458,952	$450,716

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenue	$76,457	$64,166	$154,236	$127,147
Cost of revenue	26,396	19,245	51,389	37,420
Gross profit	50,061	44,921	102,847	89,727
Operating expenses:
Research and development	12,260	11,543	24,680	22,562
Selling, general and administrative	28,153	24,190	52,150	44,549
Amortization of acquired intangible assets	2,166	1,688	4,523	3,315
Total operating expenses	42,579	37,421	81,353	70,426
Income from operations	7,482	7,500	21,494	19,301
Other income (expense), net	1	(1,446)	(5)	(1,425)
Income before income taxes	7,483	6,054	21,489	17,876
Income taxes	(1,939)	(401)	(6,714)	(3,453)
Net income	$5,544	$5,653	$14,775	$14,423

Net income attributable to common stock holders
Basic	$5,441	$5,653	$14,499	$14,423
Diluted	5,441	5,653	14,499	14,423
Net income per share attributable to common stock holders
Basic	$0.13	$0.13	$0.34	$0.34
Diluted	$0.13	$0.13	$0.34	$0.34
Weighted-average shares used in computing net income per share
Basic	43,160	42,534	43,030	42,440
Diluted	43,259	42,575	43,128	42,440

Dividends declared per share	$0.06	$—	$0.12	$—

Other comprehensive income:
Foreign currency translation adjustments	339	(31)	602	179
Unrealized gain (loss) on available-for-sale securities, net of tax	—	(7)	—	38
Other comprehensive income (loss)	339	(38)	602	217
Comprehensive income	$5,883	$5,615	$15,377	$14,640

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$5,544	$5,653	$14,775	$14,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,651	4,276	11,270	8,488
Stock-based compensation	4,026	3,475	4,748	4,655
Deferred income tax expense	4,332	(395)	7,267	2,931
Loss on sale or disposal of assets	—	4	—	41
Other	478	(17)	922	(71)
Changes in operating assets and liabilities:
Accounts receivable, net	3,911	7,221	(758)	6,673
Inventories, net	(3,417)	(4,142)	(6,304)	(4,040)
Other assets	(1,892)	508	(1,197)	672
Accounts payable	1,337	3,737	(2,369)	2,724
Accrued liabilities	2,661	1,098	(7,411)	(6,174)
Deferred revenue	(547)	(209)	(350)	621
Net cash provided by operating activities	22,084	21,209	20,593	30,943
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	—	19,491	—	19,491
Purchase of property and equipment	(2,970)	(2,871)	(6,403)	(5,719)
Proceeds from sale of assets	—	3	—	3
Business acquisition consideration, net of cash acquired	—	(66,902)	—	(66,902)
Purchase of cost method investment	(500)	—	(1,000)	—
Acquired technology rights	—	—	—	(200)
Net cash used in investing activities	(3,470)	(50,279)	(7,403)	(53,327)
Cash flows from financing activities:
Payments on debt	—	(25,000)	—	(25,000)
Proceeds from issuance of common stock	1,495	1,406	2,229	1,762
Shares surrendered for tax withholding	(40)	(35)	(2,096)	(1,484)
Dividends	(2,636)	—	(2,636)	—
Net cash provided by (used in) financing activities	(1,181)	(23,629)	(2,503)	(24,722)
Effect of foreign currency exchange rate on cash	(194)	115	(434)	278
Change in cash and cash equivalents	17,239	(52,584)	10,253	(46,828)
Cash and cash equivalents, beginning of period	86,466	134,302	93,452	128,546
Cash and cash equivalents, end of period	$103,705	$81,718	$103,705	$81,718

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2016	42,802,480	$43	$336,430	$(1,692)	$68,898	$403,679
Exercise of stock options	45,396	—	733	—	—	733
Issuances of restricted stock, net of shares withheld for taxes	243,628	—	(2,056)	—	—	(2,056)
Stock compensation	—	—	679	—	—	679
Issuance of common shares under ESPP	—	—	—	—	—	—
Net income	—	—	—	—	9,231	9,231
Foreign currency translation adjustments	—	—	—	263	—	263
Dividends	—	—	—	—	(2,661)	(2,661)
Balance at March 31, 2017	43,091,504	$43	$335,786	$(1,429)	$75,468	$409,868
Exercise of stock options	41,648	—	684	—	—	684
Issuances of restricted stock, net of shares withheld for taxes	82,983	—	(39)	—	—	(39)
Stock compensation	—	—	4,022	—	—	4,022
Issuance of common shares under ESPP	48,374	—	813	—	—	813
Net income	—	—	—	—	5,544	5,544
Foreign currency translation adjustments	—	—	—	339	—	339
Dividends	—	—	24	—	(2,668)	(2,644)
Balance at June 30, 2017	43,264,509	$43	$341,290	$(1,090)	$78,344	$418,587

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 10-K).

NOTE 2 — INVESTMENTS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. As of June 30, 2017 and December 31, 2016, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date. The fair value of all securities is determined by quoted market prices, market interest rate inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period). Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. As of June 30, 2017, the Company had no short or long term investments, since those funds were used to pay for a portion of the acquisition of Nanosphere, Inc. (Nanosphere).

Available-for-sale securities consisted of the following as of June 30, 2017 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Cash equivalents	$701	$—	$—	$701
Total current securities	701	—	—	701
Noncurrent:
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$701	$—	$—	$701

Available-for-sale securities consisted of the following as of December 31, 2016 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Cash equivalents	$701	$—	$—	$701
Total current securities	701	—	—	701
Noncurrent:
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$701	$—	$—	$701

There were no proceeds from the sales of available-for-sale securities during the three and six months ended June 30, 2017. Realized gains and losses on sales of investments are determined using the specific identification method. Realized gains and losses are included in Other income, net in the Consolidated Statements of Comprehensive Income. All of the Company's available-for-sale securities with gross unrealized holding losses as of June 30, 2017 and December 31, 2016 had been in a loss position for less than 12 months.

There were no available-for-sale debt securities as of June 30, 2017 and December 31, 2016.

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Other-Than-Temporary Impairment

During the year ended December 31, 2016, and in the six months ended June 30, 2017, respectively, the Company made a $1.0 million minority interest investment (an aggregate of $2.0 million), in a private company based in the U.S. that is focused on development of next generation technologies. This minority interest is included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee since the Company owns less than 20% of the voting equity in the investee and the investee is not publicly traded. Although we may invest further in this entity over the course of the next several quarters, we do not anticipate our ownership interest to exceed 20% in the short term.

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

The Company regularly evaluates the carrying value of its cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee's ability to remain in business, such as the investee's liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in Other income, net in the Consolidated Statements of Comprehensive Income. As the inputs utilized for the Company's periodic impairment assessment are not based on observable market data, the determination of fair value of this cost-method investment is classified within Level 3 of the fair value hierarchy. See Note 4 - Fair Value Measurement to our Condensed Consolidated Financial Statements for further discussion. To determine the fair value of this investment, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost-method investment's fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

NOTE 3 — INVENTORIES, NET

Inventories are stated at the lower of cost or net realizable value, with cost determined according to the standard cost method, which approximates the first-in, first-out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. Net inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Parts and supplies	$24,233	$22,960
Work-in-progress	8,559	6,268
Finished goods	14,303	11,547
	$47,095	$40,775

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. There were no transfers between Level 1, Level 2, or Level 3 measurements for the three or six month period ended June 30, 2017.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements as of June 30, 2017 Using
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

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	June 30, 2017	December 31, 2016
Balance at beginning of year	$85,481	$49,619
Acquisition of Nanosphere	—	35,862
Balance at end of period	$85,481	$85,481

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2016
Balance as of December 31, 2015	$69,102	$7,797	$1,652	$—	$78,551
Acquisition of Nanosphere	12,283	11,300	4,012	12,982	40,577
Balance as of December 31, 2016	81,385	19,097	5,664	12,982	119,128
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2015	(21,646)	(3,667)	(756)	—	(26,069)
Amortization expense	(6,491)	(1,371)	(356)	—	(8,218)
Accumulated amortization balance as of December 31, 2016	(28,137)	(5,038)	(1,112)	—	(34,287)
Net balance as of December 31, 2016	$53,248	$14,059	$4,552	$12,982	$84,841
Weighted average life (in years)	10	10	10

2017
Balance as of December 31, 2016	$81,385	$19,097	$5,664	$12,982	$119,128
Balance as of June 30, 2017	81,385	19,097	5,664	12,982	119,128
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2016	(28,137)	(5,038)	(1,112)	—	(34,287)
Amortization expense	(3,234)	(1,000)	(289)	—	(4,523)
Accumulated amortization balance as of June 30, 2017	(31,371)	(6,038)	(1,401)	—	(38,810)
Net balance as of June 30, 2017	$50,014	$13,059	$4,263	$12,982	$80,318
Weighted average life (in years)	11	10	10

The in-process research and development project is the development of the next generation Verigene system, Verigene II, which we believe will be completed in 2018. The estimated cost to complete this project is between $14.0 million and $18.0 million.

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2017 (six months)	$4,333
2018	8,666
2019	8,666
2020	8,666
2021	8,307
Thereafter	28,698
$67,336
IPR&D	12,982
$80,318

NOTE 6 — OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Other comprehensive income (loss) for the Company includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Available-for-Sale Investments	Accumulated Other Comprehensive Income (Loss) Items
Balance as of December 31, 2016	$(1,692)	$—	$(1,692)
Other comprehensive income before reclassifications	602	—	602
Net current-period other comprehensive income	602	—	602
Balance as of June 30, 2017	$(1,090)	$—	$(1,090)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Before Tax	Tax Benefit	Net of Tax	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$339	$—	$339	$602	$—	$602
Unrealized gains on available-for-sale investments	—	—	—	—	—	—
Other comprehensive income (loss)	$339	$—	$339	$602	$—	$602

NOTE 7 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic:
Net income	$5,544	$5,653	$14,775	$14,423
Less: allocation to participating securities	(103)	—	(276)	—
Net income attributable to common stockholders	$5,441	$5,653	$14,499	$14,423
Weighted average common stock outstanding	43,160	42,534	43,030	42,440
Net income per share attributable to common stockholders	$0.13	$0.13	$0.34	$0.34

Diluted:
Net income	5,544	$5,653	$14,775	$14,423
Less: allocation to participating securities	(103)	—	(276)	—
Net income attributable to common stockholders	$5,441	$5,653	$14,499	$14,423
Weighted average common stock outstanding	43,160	42,534	43,030	42,440
Effect of dilutive securities: stock options and awards	99	41	98	—
Weighted-average shares used in computing net income per share	43,259	42,575	43,128	42,440
Net income per share attributable to common stockholders	$0.13	$0.13	$0.34	$0.34

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Stock options to acquire approximately 2.5 million and 0.4 million shares for the three months ended June 30, 2017 and 2016, and 2.0 million and 0.4 million shares for the six months ended June 30, 2017 and 2016, respectively, were excluded from the computations of diluted EPS because the effect of including those stock options would have been anti-dilutive.

We apply the two-class method of computing earnings per share, which requires the calculation of separate earnings per share amounts for our non-vested, time-based restricted stock awards with non-forfeitable dividends and for our common stock. Our non-vested, time-based restricted stock awards with non-forfeitable dividends are considered securities which participate in undistributed earnings with common stock. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Our non-vested, time-based restricted stock awards with non-forfeitable dividends do not have such an obligation so they are not allocated losses.

NOTE 8 — STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

Dividends

On February 21, 2017 and May 24, 2017, the Board of Directors declared cash dividends on the Company’s common stock of $0.06 per share, respectively. The dividend declared in February was payable to stockholders of record as of March 24, 2017 and was paid on April 14, 2017. The dividend declared in May was payable to stockholders of record as of June 23, 2017 and was paid on July 14, 2017. The Company's current intent is to pay a continuing dividend on a quarterly basis.

Stock-Based Compensation

The Company’s stock option activity for the six months ended June 30, 2017 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	2,180	$18.06
Granted	1,406	18.08
Exercised	(96)	16.46
Cancelled or expired	(169)	19.79
Outstanding as of June 30, 2017	3,321	$18.04

The Company had $16.7 million of total unrecognized compensation costs related to stock options as of June 30, 2017, which costs are expected to be recognized over a weighted average period of 3.01 years.

The Company’s restricted share activity for the six months ended June 30, 2017 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested as of December 31, 2016	810	$18.74
Granted	370	18.22
Vested	(322)	18.53
Cancelled or expired	(47)	19.03
Non-vested as of June 30, 2017	811	$18.58

Restricted Stock Units (in thousands)	Shares
Non-vested as of December 31, 2016	457
Granted	101
Vested	(121)
Cancelled or expired	(10)
Non-vested as of June 30, 2017	427

As of June 30, 2017, there was $15.3 million and $3.3 million of total unrecognized compensation costs related to Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs), respectively. This cost is expected to be recognized over a weighted average period of 2.60 years for the RSAs and 2.35 years for the RSUs. The Company issues a small number of cash settled RSUs pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$402	$320	$737	$569
Research and development	759	752	597	1,142
Selling, general and administrative	2,865	2,403	3,414	2,944
Stock-based compensation costs reflected in net income	$4,026	$3,475	$4,748	$4,655

NOTE 9 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Compensation and employee benefits	$11,380	$17,229
Dividends payable	2,668	—
Income and other taxes	517	816
Warranty costs	1,212	675
Other	2,550	4,084
	$18,327	$22,804

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2016	$675
Warranty adjustments/settlements	258
Accrual for warranty costs	279
Accrued warranty costs as of June 30, 2017	$1,212

NOTE 10 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the six months ended June 30, 2017 was 31.2%, including amounts recorded for discrete events. This differs from the statutory rate of 35% primarily because of the worldwide mix of consolidated earnings and losses before taxes. The mix of profits for the 2017 fiscal year is estimated to have a higher concentration in the U.S. than in prior years, which profits are subject to a statutory U.S. federal and blended state rate of 37.5%. The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates. The Company is utilizing its net operating losses and tax credits in the U.S., Canada and the Netherlands and currently expects a full year effective tax rate of less than 35%. Therefore, cash taxes to be paid are expected to continue to be less than 15% of book tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various states. Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2011 can still be reviewed by the taxing authorities. The Netherlands tax returns dating back to 2013 can still be reviewed by the taxing authorities. For the six months ended June 30, 2017, there were no material changes to the total amount of unrecognized tax benefits.  No material changes to this liability are expected within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

In August 2016, the FASB issued specific guidance on eight cash flow classification issues that are not addressed by current U.S. GAAP and thereby reduced the current diversity in practice.  This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued guidance that changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements as the only potential impact would be related to the Company's cost-method investments discussed in Note 2 - Investments.

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use their judgment and make estimates more extensively than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. The Company has begun assessing its various revenue streams to identify performance obligations under this guidance and the key aspects of the standard that will impact the Company's revenue recognition process. Based upon the Company's preliminary assessments, these standards will impact the timing of the recognition of the Company's royalty revenue as the Company has historically waited until the partners have reported end user sales to recognize royalty revenue. With the implementation of the standard, the Company expects to record a cumulative adjustment increasing retained earnings which is estimated to be approximately one quarter of royalty revenue. After implementation, the Company will begin recording estimated royalty revenue each quarter to coincide with the timing of the end user sale by the partner, with any necessary corrections to the estimates in the following quarter. Given the diversity of its commercial arrangements, the Company is continuing to assess the impact these standards may have on its consolidated results of operation, financial position, cash flows and financial statement disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2016 10-K.

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, the acquisition impact and continuing integration of Nanosphere, Inc. (Nanosphere), new products including ARIES®, Verigene® and NxTAG®, assay sales, consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, regulatory approvals or the impact of laws or regulations applicable to us, plans and objectives of management for future operations, and future acquisition impacts and integration and the expected benefit of our future acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•
risks and uncertainties associated with the integration of Nanosphere and implementing our acquisition strategy, our ability to identify acquisition targets including our ability to obtain financing on acceptable terms, our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to fully realize the benefits of our acquisitions;

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

We primarily serve the diagnostics, pharmaceutical and life sciences industries by marketing products, including our specific testing equipment and assays, to various types of testing laboratories. We have a large installed base of systems that has grown primarily from the following:

•	placements made by customers within our Licensed Technologies Group, previously referred to as our "Partner Business," which customers either:

•	license our xMAP technology and develop products that incorporate our xMAP technology into products that they then sell to end users, or

•
purchase our proprietary xMAP laboratory instrumentation and our proprietary xMAP microspheres and sell xMAP-based assay products and/or xMAP-based testing services, which run on the xMAP instrumentation, and pay a royalty to us; and

•	our direct sales force, within our Molecular Diagnostics Group, focusing on the sale of molecular diagnostic assays that run on our systems.

As of June 30, 2017, Luminex had 79 strategic partners, of which 51 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology.

Following the completion of our acquisition (the Acquisition) of Nanosphere on June 30, 2016, our offering in the molecular diagnostic market segment expanded to include Nanosphere's proprietary diagnostic tools that enable rapid and accurate detection of respiratory, gastrointestinal and bloodstream infections. Nanosphere is a leader in the high-growth bloodstream infection testing segment with its U.S. Food and Drug Administration (FDA) cleared Verigene® Gram-Positive Blood Culture (BC-GP) and Gram-Negative Blood Culture (BC-GN) test panels for the early detection of pathogens associated with bloodstream infections. In addition to detecting bacteria, these panels also detect yeast and identify antibiotic resistance markers. In contrast to traditional methodologies, which can take several days, these assays enable physicians to identify the pathogen, including any associated resistance markers, and prescribe the most appropriate antibiotic regimen, all within 2.5 hours after identification of a positive blood culture. The ability for clinicians to make earlier, better informed therapeutic decisions results in improved patient outcomes and lower healthcare costs. In addition, Nanosphere has FDA-cleared products for the detection of gastrointestinal and respiratory infections. These include a targeted product for the detection of  C. difficile, as well as highly multiplexed molecular enteric, blood and respiratory pathogen panels which test for a wide spectrum of microorganisms often associated with these types of infections. With the addition of the Verigene platform, Luminex offers customers sample to answer molecular platforms for both syndromic and targeted molecular diagnostic testing.

In addition to our menu of infectious disease tests, we are currently developing a next generation Verigene system, Verigene II, that we anticipate will deliver improved user experience. This next generation system is designed to provide a reduced time to result and an improved user interface, including a room temperature cartridge, all in a fully automated sample to result system with an optimized footprint.

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

The ARIES® system is our sample to answer platform for our MultiCode®-RTx technology, including IVD assays. The ARIES® system is a clinical test system which automates and integrates extraction of nucleic acid from a clinical sample, performs real-time polymerase chain reaction, and detects multiple signals generated by target specific probes. The ARIES® system is used with specific assays to measure multiple analytes indicative of infectious disease. The ARIES® system uses internal barcode scanning and other advanced features to minimize operator errors. Each independent module supports from one to six cassettes, allowing both STAT and Batch testing. The ARIES® system can run both In Vitro Diagnostics (IVD) and MultiCode® Analyte Specific Reagents (ASRs) simultaneously with a common Universal Assay Protocol. The ARIES® system was commercially launched in the fourth quarter of 2015 and the following systems and assays are on market as of July 31, 2017:

	FDA		CE-IVD MARK
	Clearance	Commercial Launch	Declaration	Commercial Launch
ARIES® System	☑	2015 - Q4	☑	2016 - Q1
ARIES® HSV 1&2 Assay	☑	2015 - Q4	☑	2016 - Q1
ARIES® Flu A/B & RSV Assay	☑	2016 - Q2	☑	2016 - Q2
ARIES® M1 System	☑	2016 - Q2	☑	2016 - Q3
ARIES® Group B Streptococcus (GBS) Assay	☑	2017 - Q1	☑	2016 - Q4
ARIES® Bordetella Assay	☑	2017 - Q2	☑	2017 - Q3
ARIES® Norovirus Assay			☑	2017 - Q2
ARIES® C. difficile Assay	☑	2017 - Q3	☑	2017 - Q3

Second Quarter 2017 Highlights

•	Consolidated revenue was $76.5 million for the quarter ended June 30, 2017, representing a 19% increase over revenue for the second quarter of 2016.

•	System revenue was $9.9 million for the quarter ended June 30, 2017, representing a 10% increase over system revenue for the second quarter of 2016.

•	Assay revenue was $37.8 million for the quarter ended June 30, 2017, representing a 46% increase over assay revenue for the second quarter of 2016.

•	Received FDA clearance for the ARIES® Bordetella Assay for direct detection and identification of Bordetella pertussis and Bordetella parapertussis.

•	Received CE-IVD marking for the ARIES® Norovirus Assay, a sample to answer test for the detection of norovirus genogroup I and II.

Acquisition of Nanosphere - June 30, 2016

As previously reported in the 2016 10-K, we completed the Acquisition on June 30, 2016. The Acquisition was an all cash transaction that was undertaken to expand the Company's access to the high-growth molecular microbiology market and to Nanosphere's portfolio of molecular testing solutions. As a result of the dilutive nature of the Acquisition, our profitability and operating cash flows have been lower than our pre-acquisition, historical results through the end of the second quarter of 2017, on a percentage basis. However, we expect to maintain profitability and positive operating cash flows. In addition, Nanosphere has a portfolio with meaningfully lower gross margins than the pre-existing Luminex business and we expect the gross margins on the acquired portfolio to continue to negatively impact our consolidated gross margins in the near term; however, we expect synergies realized from the Acquisition, increased sales volumes and the commercialization of the next generation Verigene System, Verigene II, to increase these gross margins in the long term. The Acquisition and its related integration were accretive to the Company's consolidated revenue and profitability in the second quarter of 2017.

Material Partner Activity

Based upon an agreement entered into in the first quarter of 2017, the Company will continue to sell its CF products to the Company’s largest customer, LabCorp, at least through the end of 2017, when LabCorp is expected to transfer its CF testing to an alternative technology.  Notwithstanding continued sales, we expect revenue contraction of our overall genetic portfolio of approximately $5.0 million in 2017, with the majority of the contraction attributable to declines in our pharmacogenomics (PGx) portfolio.  Also, as previously stated in our 2016 10-K, LabCorp has elected to develop the next iteration of one of their women's health products with another party. The transition time is significant and, as a result, we have negotiated significant minimum women's health purchases from LabCorp through June 2018. LabCorp has committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018. This is in comparison to 2016 purchases of approximately $39.3 million. The anticipated future loss of the LabCorp business could have a material adverse effect on our growth and future results of operations, if we are unable to effectively attract new customers and/or increase sales with existing customers.

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

Future Operations

We expect our areas of focus over the next twelve months to be:

•	delivering on our revenue growth goals;

•	accelerating development and commercialization of the assays on our sample to answer diagnostics systems;

•	increasing the growth of our partner business through enrichment of our existing partner relationships and the addition of new partners;

•	completing development and commercializing the next generation system for Verigene, Verigene II;

•	realizing the anticipated synergies of the Acquisition and associated integration, including the effective incorporation of our combined sales force in the marketplace;

•	improvement of ARIES® and Verigene gross margins;

•	placements of our ARIES® system, our sample to answer platform for our MultiCode®-RTx technology, including IVD assays;

•	market acceptance of our Respiratory Viral Panel line of IVD assays;

•	commercialization, regulatory clearance and market adoption of products, including commercialization of MultiCode® analyte specific reagents outside of the United States;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	adoption and use of our platforms and consumables by our customers for their testing services;

•	expansion and enhancement of our installed base of systems and our market position within our identified target market segments; and

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users.

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

Management believes there have been no significant changes during the quarter ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016

Selected consolidated financial data for the three months ended June 30, 2017 and 2016 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Variance	Variance (%)
Revenue	$76,457	$64,166	$12,291	19%
Gross profit	$50,061	$44,921	5,140	11%
Gross margin percentage	65%	70%	(5)%	N/A
Operating expenses	$42,579	$37,421	5,158	14%
Income from operations	$7,482	$7,500	(18)	—%

Total revenue increased by 19% to $76.5 million for the three months ended June 30, 2017 from $64.2 million for the comparable period in 2016. This increase was driven primarily by the Acquisition on June 30, 2016, which contributed approximately 80% of the 19% increase. The Acquisition's most significant revenue contribution is attributable to an increase in assay revenue for the three months ended June 30, 2017 compared to the same period in 2016. Excluding the impact of the Acquisition, revenue increased by 4% for the three months ended June 30, 2017 from the comparable period in 2016.

A breakdown of revenue for the three months ended June 30, 2017 and 2016 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Variance	Variance (%)
System sales	$9,905	$8,993	$912	10%
Consumable sales	13,310	13,334	(24)	—%
Royalty revenue	10,813	11,352	(539)	(5)%
Assay revenue	37,753	25,885	11,868	46%
Service revenue	2,795	2,547	248	10%
Other revenue	1,881	2,055	(174)	(8)%
	$76,457	$64,166	$12,291	19%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 50% (two of whom were 21% and 15%, respectively, and no other customer exceeded 6%) of consolidated total revenue in the second quarter of 2017. For comparative purposes, these top five customers accounted for 49% (two of whom were 19% and 14%, respectively, and no other customer exceeded 8%) of total consolidated revenue in the second quarter of 2016.

Revenue from the sale of systems and peripheral components increased 10% to $9.9 million for the three months ended June 30, 2017 from $9.0 million for the three months ended June 30, 2016, resulting primarily from the inclusion of Verigene system sales, as well as a more favorable mix in sales of multiplexing analyzers with fewer sales of LUMINEX 100/200 systems, partially offset by more sales of FLEXMAP 3D systems whose average sales price is higher than the LUMINEX 100/200 systems. Excluding the impact of the Acquisition, revenue from the sale of systems and peripheral components increased by 2% for the three months ended June 30, 2017 from the comparable period in 2016. We sold 270 multiplexing analyzers in the second quarter of 2017, as compared to 277 multiplexing analyzers sold for the corresponding prior year period. For the three months ended June 30, 2017, five of our partners accounted for 214 multiplexing analyzers, or 79%, of total multiplexing analyzers sold, as compared to five of our partners accounting for 200 multiplexing analyzers, or 72%, of total multiplexing analyzers sold for the three months ended June 30, 2016.

Consumable sales, comprised of microspheres and sheath fluid, remained constant at $13.3 million for the three months ended June 30, 2017 and the three months ended June 30, 2016. During the three months ended June 30, 2017, we had 17 bulk purchases of consumables totaling approximately $10.3 million (78% of total consumable revenue), ranging from $0.1 million to $4.0 million, as compared with 24 bulk purchases totaling approximately $10.7 million (80% of total consumable revenue), ranging from $0.1 million to $2.2 million, for the three months ended June 30, 2016. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $8.4 million, or 63%, of consumable sales for the three months ended June 30, 2017 compared to $7.3 million, or 55%, of the total consumable sales for the three months ended June 30, 2016.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, decreased by 5% to $10.8 million for the three months ended June 30, 2017 from $11.4 million for the three months ended June 30, 2016.  This decrease is the result of a decrease in minimum royalty payments and royalty audit findings and other adjustments of approximately $0.5 million. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 46% to $37.8 million for the three months ended June 30, 2017 from $25.9 million for the three months ended June 30, 2016, driven primarily by the inclusion of Verigene revenue, which accounted for 74% of the 46% increase, in addition to increased sales of ARIES and infectious disease testing assays. Excluding the impact of the Acquisition, assay revenue increased by 12% for the three months ended June 30, 2017 from the comparable period in 2016. Additionally, infectious disease testing assay products and genetic testing assay products represented 81% and 19%, respectively, of total assay revenue in the second quarter of 2017, compared to 66% and 34%, respectively, in the second quarter of 2016. Revenue for our primary assay portfolios increased in infectious disease testing products by 79%, driven predominantly by the addition of Verigene assays, for the three months ended June 30, 2017 from the second quarter of 2016. This was partially offset by a decline in our genetic testing assay products of 18% for the three months ended June 30, 2017 from the comparable period in 2016. This decrease in genetic testing assay products was attributable to pricing and reimbursement challenges within the pharmacogenetic market segment and the departure of a key customer, causing us to shift our focus towards infectious disease testing. The Verigene assay revenue stream represents approximately 23% of total assay revenue for the three months ended June 30, 2017, and consisted primarily of our sample to answer clinical tests. Our largest customer, by revenue, accounted for 41% of total assay revenue for the three months ended June 30, 2017 compared to 45% for the three months ended June 30, 2016. No other customer accounted for more than 10% of total assay revenue during those periods. As disclosed previously, cystic fibrosis revenue from our largest assay customer is expected to transition to a competing technology and, although timing is uncertain, the loss of a significant portion of that revenue is now expected in early 2018. As discussed under "Material Partner Activity" and previously disclosed in our prior quarterly report, the same assay customer informed us that they plan on developing the next iteration of their women's health portfolio with another party, which could negatively impact our assay revenue in 2018 and beyond.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased $0.2 million, or 10%, to $2.8 million for the second quarter of 2017 compared to $2.5 million in the second quarter of 2016. This increase is attributable to the inclusion of Verigene service revenue, which accounted for more than 10% of total service revenue for the second quarter of 2017.  Excluding the impact of the Acquisition, service revenue decreased by 2% for the three months ended June 30, 2017 from the comparable period in 2016. As of June 30, 2017, we had 1,930 Luminex systems covered under extended service agreements, of which approximately 150 are attributable to Verigene systems added since our Acquisition on June 2016. In addition, we have $4.9 million in deferred revenue related to those contracts. As of June 30, 2016, we had 1,835 Luminex systems covered under extended service agreements and $4.9 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees and revenue from agreements with U.S. government agencies, decreased 8% to $1.9 million for the three months ended June 30, 2017 compared to $2.1 million for the three months ended June 30, 2016, primarily driven by a reduction in government contract revenue. We expect this trend to continue in the near term as our focus has shifted away from these government contract opportunities.

Gross Profit. Gross profit increased to $50.1 million for the three months ended June 30, 2017, as compared to $44.9 million for the three months ended June 30, 2016. However, gross margin (gross profit as a percentage of total revenue) was 65% for the three months ended June 30, 2017, a decrease from the prior year quarter of 70%. The decrease in gross margin is primarily attributable to the inclusion of Verigene product revenue, which accounted for approximately 80% of the gross margin decline. The acquired Verigene portfolio has meaningfully lower gross margins than the pre-existing Luminex business. For comparison, following the Acquisition on June 30, 2016 our gross margin percentages were 64%, 61% and 68% for the third and fourth quarters of 2016 and the first quarter of 2017, respectively. We expect the gross margins on the acquired portfolio to continue to negatively impact our consolidated gross margins in the near term; however, we expect synergies realized from the Acquisition, increased sales volumes and the commercialization of the next generation Verigene system, Verigene II, to increase these gross margins in the longer term. We currently believe that the gross margin percentages experienced in the third and fourth quarter of 2016 represent the most significant negative impact that we expect to experience from the Nanosphere portfolio margin. However, we anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $12.3 million, or 16% of total revenue, for the three months ended June 30, 2017 from $11.5 million, or 18% of total revenue, for the three months ended June 30, 2016. The increase in research and development expense was primarily a result of the addition of Nanosphere's expenses, as well as higher costs for clinical trials of ARIES assays, partially offset by savings from the previously announced reorganization in December 2016.  Research and development headcount as of June 30, 2017 was 195 compared to 208 as of June 30, 2016. The focus of our research and development activities is the development and commercialization of a pipeline of assays for the ARIES® system and the development of the next generation Verigene system, Verigene II, and assays.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, was $28.2 million for the three months ended June 30, 2017, an increase of $4.0 million from the three months ended June 30, 2016 and an increase of $4.2 million from the three months ended March 31, 2017. Over 75% of the increase was attributable to the addition of Nanosphere's expenses for the three months ended June 30, 2017. On a sequential basis, expenses were higher primarily resulting from stock compensation reversals in the prior quarter for employees who left the Company, as well as one-time employee separation costs of $0.5 million included in the current quarter. Selling, general and administrative headcount as of June 30, 2017 was 365 as compared to 323 as of June 30, 2016. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 37% in the second quarter of 2017, down from 38% in the second quarter of 2016.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets increased to $2.2 million for the three months ended June 30, 2017 from $1.7 million for the three months ended June 30, 2016. The increase was primarily driven by the acquired intangible assets from the Acquisition, which began amortizing in July 2016.

Income taxes. Our effective tax rate for the three months ended June 30, 2017 was 26%, reflecting a $1.9 million expense, as compared to 7%, or a $0.4 million expense, for the three months ended June 30, 2016. We expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions. Currently we are experiencing a high concentration of revenue in the U.S. relative to the rest of the world, which could be impacted by future revenue mix and worldwide tax rate adjustments.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

Selected consolidated financial data for the six months ended June 30, 2017 and 2016 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	Variance	Variance (%)
Revenue	$154,236	$127,147	$27,089	21%
Gross profit	$102,847	$89,727	13,120	15%
Gross margin percentage	67%	71%	(4)%	N/A
Operating expenses	$81,353	$70,426	10,927	16%
Income from operations	$21,494	$19,301	2,193	11%

Total revenue increased by 21% to $154.2 million for the six months ended June 30, 2017 from $127.1 million for the comparable period in 2016. The increase was primarily attributable to increases in assay, system, and consumable sales, driven in part by the Acquisition, which contributed approximately 76% of the 21% growth in total revenue. Excluding the impact of the Acquisition, revenue increased by 5% for the six months ended June 30, 2017 from the comparable period in 2016.

A breakdown of revenue for the six months ended June 30, 2017 and 2016 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	Variance	Variance (%)
System sales	$18,406	$17,311	$1,095	6%
Consumable sales	28,695	25,184	3,511	14%
Royalty revenue	22,374	22,820	(446)	(2)%
Assay revenue	75,160	52,924	22,236	42%
Service revenue	5,700	4,958	742	15%
Other revenue	3,901	3,950	(49)	(1)%
	$154,236	$127,147	$27,089	21%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 49% (two of whom were 19% and 17%, respectively, and no other customer exceeded 6%) of consolidated total revenue in the six months ended June 30, 2017. For comparative purposes, these top five customers accounted for 52% (two of whom were 21% and 14%, respectively, and no other customer exceeded 7%) of total revenue in the six months ended June 30, 2016.

Revenue from the sale of systems and peripheral components increased 6% to $18.4 million for the six months ended June 30, 2017 from $17.3 million for the six months ended June 30, 2016, resulting primarily from the inclusion of Verigene system sales, as well as a more favorable mix in sales of multiplexing analyzers with fewer sales of LUMINEX 100/200 systems, partially offset by more sales of FLEXMAP 3D systems whose average sales price is higher than the LUMINEX 100/200 systems. Excluding the impact of the Acquisition, revenue from the sale of systems and peripheral components remained consistent for the six months ended June 30, 2017 from the comparable period in 2016. We sold 512 multiplexing analyzers in the six months ended June 30, 2017, as compared to 532 multiplexing analyzers sold for the corresponding prior year period. For the six months ended June 30, 2017, five of our partners accounted for 388, or 76%, of total multiplexing analyzers sold.  Five of our partners accounted for 391, or 74%, of total multiplexing analyzers sold for the six months ended June 30, 2016.

Consumable sales increased 14% to $28.7 million for the six months ended June 30, 2017 compared to $25.2 million for the six months ended June 30, 2016. We had 35 bulk purchases of consumables totaling approximately $22.7 million (79% of total consumable revenue), ranging from $0.1 million to $6.4 million, during the six months ended June 30, 2017, as compared with 42 bulk purchases totaling approximately $19.8 million (79% of total consumable revenue), ranging from $0.1 million to $3.4 million, for the six months ended June 30, 2016.  The increase in revenue from bulk purchases in the six months ended June 30, 2017 is the main driver to the increase in consumable revenue from the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $20.7 million, or 72%, of consumable sales for the six months ended June 30, 2017 compared to $16.0 million, or 63%, of the total consumable sales for the six months ended June 30, 2016.

Royalty revenue decreased 2% to $22.4 million for the six months ended June 30, 2017 from $22.8 million for the six months ended June 30, 2016.  This decrease is primarily attributable to a decrease in minimum royalty payments and royalty audit findings and other adjustments, which was partially offset by an increase in base royalties of approximately $0.4 million as a result of the timing of when our partners report end user sales. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 42% to $75.2 million for the six months ended June 30, 2017 from $52.9 million for the six months ended June 30, 2016, driven primarily by the inclusion of Verigene revenue, which contributed 82% of the 42% increase, in addition to increased sales of ARIES and infectious disease testing assays. The remaining 7% of growth is attributable to increased sales in infectious disease testing assays. Additionally, infectious disease testing and genetic testing assay products represented 81% and 19%, respectively, of total assay revenue in the six months ended June 30, 2017, compared to 69% and 31%, respectively, in the six months ended June 30, 2016. Our infectious disease testing assay portfolio increased 67% from the first six months of 2016, primarily driven by the addition of Verigene assays, while our genetic testing assay portfolio decreased 14% over the comparable time period.  This decrease in genetic testing assay products was primarily attributable to pricing and reimbursement challenges within the pharmacogenetic market segment and the departure of a key customer, causing us to shift our focus towards infectious disease testing. The Verigene assay revenue stream represents approximately 24% of total assay revenue for the six months ended June 30, 2017, and consisted primarily of our sample to answer clinical tests. Our largest customer, by revenue, accounted for 38% of total assay revenue for the six months ended June 30, 2017 compared to 48% for the six months ended June 30, 2016. No other customer accounted for more than 10% of total assay revenue during those periods. As disclosed previously, cystic fibrosis revenue from our largest assay customer is expected to transition to a competing technology and, although timing is uncertain, the loss of a significant portion of that revenue is now expected in early 2018. As discussed under "Material Partner Activity" and previously disclosed in our prior quarterly report, the same assay customer informed us that they plan on developing the next iteration of their women's health portfolio with another party, which could negatively impact our assay revenue in 2018 and beyond.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 15% to $5.7 million for the six months ended June 30, 2017 compared to $5.0 million for the six months ended June 30, 2016. This increase is primarily attributable to the inclusion of Verigene service revenue, which accounted for more than 80% of the 15% increase. Excluding the impact of the Acquisition, service revenue increased by 2% for the six months ended June 30, 2017 from the comparable period in 2016.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, and revenue from agreements with U.S. government agencies, decreased modestly to $3.9 million for the six months ended June 30, 2017 compared to $4.0 million for the six months ended June 30, 2016.

Gross Profit. Gross profit increased to $102.8 million for the six months ended June 30, 2017, as compared to $89.7 million for the six months ended June 30, 2016. Gross margin (gross profit as a percentage of total revenue) was 67% for the six months ended June 30, 2017, a decrease of four percentage points from the six months ended June 30, 2016. This decrease in gross margin was attributable to the inclusion of Verigene product revenue, where the acquired portfolio currently has meaningfully lower gross margins than the pre-existing Luminex business. We expect the gross margins on the acquired portfolio to continue to negatively impact our consolidated gross margins in the near term; however, we expect synergies realized from the Acquisition, increased sales volumes and the commercialization of the next generation Verigene system, Verigene II, to increase these gross margins in the longer term. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $24.7 million, or 16% of total revenue, for the six months ended June 30, 2017 from $22.6 million, or 18% of total revenue, for the six months ended June 30, 2016. The increase in research and development expense was primarily the result of the addition of Nanosphere's expenses and higher expenses driven by clinical trials of ARIES assays, partially offset by savings from the previously announced reorganization in December 2016.  Research and development headcount as of June 30, 2017 was 195 as compared to 208 as of June 30, 2016. The focus of our research and development activities is the development and commercialization of a pipeline of assays for the ARIES® system and the development of the next generation Verigene system, Verigene II, and assays.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $52.2 million for the six months ended June 30, 2017 from $44.5 million for the six months ended June 30, 2016, primarily resulting from the Acquisition in addition to higher sales and marketing expenses driven by increased headcount and marketing activities. This increase was partially offset by the Nanosphere acquisition costs of $2.0 million that were recorded in the six months ended June 30, 2016. Selling, general and administrative headcount as of June 30, 2017 was 365 as compared to 323 as of June 30, 2016. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 34% in the first six months of 2017, compared to 35% in the first six months of 2016.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets increased to $4.5 million for the six months ended June 30, 2017 from $3.3 million for the six months ended June 30, 2016. The increase was primarily driven by the acquired intangible assets from the Acquisition which began amortizing in July 2016.

Income taxes. Our effective tax rate for the six months ended June 30, 2017 was 31%, reflecting a $6.7 million expense, as compared to 19%, or a $3.5 million expense, for the six months ended June 30, 2016. The increase in rate is attributable to the high concentration of revenue in the U.S. that we are experiencing relative to the rest of the world, which could be impacted by future revenue mix and worldwide tax rate adjustments. We expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$103,705	$93,452
Short-term investments	—	—
Long-term investments	—	—
	$103,705	$93,452

As of June 30, 2017, we held cash and cash equivalents of $103.7 million and had working capital of $158.4 million. At December 31, 2016, we held cash and cash equivalents of $93.5 million and had working capital of $133.5 million. The $10.3 million increase in cash, cash equivalents and investments is primarily attributable to an increase in operating cash flows of the Company in the amount of $20.6 million for the six months ended June 30, 2017 driven primarily by net income of $14.8 million. These operating cash flows were partially offset by capital expenditures of $6.4 million and dividends paid of $2.6 million.

As a result of the dilutive nature of the Acquisition, our profitability and operating cash flows have been lower than our recent historical results through the end of the second quarter of 2017, on a percentage basis. The Acquisition and the related integration was accretive to the Company's consolidated revenue and profitability in the second quarter of 2017.

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

One of our short term projects that is expected to require significant capital to complete is our current in-process research and development of the next generation Verigene system, Verigene II. The estimated aggregate cost to complete this project, including completion of development of the Verigene II system, cartridge, software and the initial assay, validation, verification, clinical trials and regulatory submission, is between $14.0 million and $18.0 million and is included in our research and development budget for 2017 and 2018. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners' consumable purchasing patterns; (iv) execution of partnership agreements that include significant up front license fees; (v) execution of our stock repurchase and dividend programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2016 10-K and our other filings with the SEC.

As announced in February 2017, the Board of Directors initiated a cash dividend program under which the Company anticipates it will pay a regular quarterly cash dividend. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determination by our Board of Directors whether cash dividends are in the best interests of stockholders as a proper capital allocation and whether they are in compliance with applicable laws and agreements of the Company.
Overall, we currently expect contraction of our genetic portfolio of approximately $5.0 million in 2017, with the majority of the contraction attributable to declines in our PGx portfolio.  Also, as previously disclosed, LabCorp elected to develop the next iteration of one of their women's health products with another party. The transition time is significant and, as a result, we have negotiated a significant minimum women's health purchases through June 2018.  LabCorp has committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018. This is in comparison to 2016 purchases of $39.3 million. Based upon an agreement entered into in the first quarter of 2017, the company will continue to sell its CF products to the Company’s largest customer, LabCorp, until at least the end of 2017 when LabCorp is expected to transfer its CF testing to an alternative technology.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns as of June 30, 2017 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate. Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of June 30, 2017, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, Hong Kong dollar and Yen. For example, some fixed asset purchases and certain expenses in our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. Transactions in our Netherlands, Japanese and Hong Kong subsidiaries are primarily denominated in Euros, Yen and Hong Kong dollars, respectively. The majority of transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange rates on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, Renminbi and Hong Kong dollar exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $1.0 million on foreign currency denominated asset and liability balances as of June 30, 2017. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business, financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction gain of approximately $6,000 was included in determining our consolidated results for the quarter ended June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation and criteria of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2017 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/17 - 4/30/17	575	$18.10	—	$—
5/1/17 - 5/31/17	166	21.22	—	—
6/1/17 - 6/30/17	176	21.06	—	—
Total Second Quarter	917	$19.23	—	$—
(1) Total shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents

10.1#	Amended and Restated Luminex Corporation Employee Stock Purchase Plan (Previously filed as Annex A to the Company’s Proxy Statement for its Annual Meeting of Stockholders on May 18, 2017).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2017

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1#	Amended and Restated Luminex Corporation Employee Stock Purchase Plan (Previously filed as Annex A to the Company’s Proxy Statement for its Annual Meeting of Stockholders on May 18, 2017).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.