Form 10-Q
period 2017-09-30
LUMINEX CORP
filed 2017-10-31
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

There were 44,054,473 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on October 30, 2017.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	1

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016	2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2017 and 2016	3

Condensed Consolidated Statement of Changes in Stockholders' Equity for the three and nine months ended September 30, 2017	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

SIGNATURES AND EXHIBITS	31

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,911	$93,452
Accounts receivable, net	36,432	32,365
Inventories, net	46,114	40,775
Prepaids and other	9,915	7,145
Total current assets	203,372	173,737
Property and equipment, net	57,686	57,375
Intangible assets, net	78,152	84,841
Deferred income taxes	45,943	42,497
Goodwill	85,481	85,481
Other	8,094	6,785
Total assets	$478,728	$450,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,813	$12,276
Accrued liabilities	21,175	22,804
Deferred revenue	5,123	5,120
Total current liabilities	34,111	40,200
Deferred revenue	1,609	1,875
Other	4,828	4,962
Total liabilities	40,548	47,037
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 43,303,597 shares at September 30, 2017; 42,802,480 shares at December 31, 2016	43	43
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	345,663	336,430
Accumulated other comprehensive loss	(817)	(1,692)
Retained earnings	93,291	68,898
Total stockholders' equity	438,180	403,679
Total liabilities and stockholders' equity	$478,728	$450,716

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenue	$74,136	$71,221	$228,372	$198,368
Cost of revenue	28,317	25,556	79,706	62,976
Gross profit	45,819	45,665	148,666	135,392
Operating expenses:
Research and development	10,670	12,762	35,350	35,324
Selling, general and administrative	26,454	26,393	78,604	70,942
Amortization of acquired intangible assets	2,166	2,482	6,689	5,797
Total operating expenses	39,290	41,637	120,643	112,063
Income from operations	6,529	4,028	28,023	23,329
Other income (expense), net	(1)	30	(6)	(1,395)
Income before income taxes	6,528	4,058	28,017	21,934
Income tax benefit (expense)	11,085	(1,307)	4,371	(4,760)
Net income	$17,613	$2,751	$32,388	$17,174

Net income attributable to common stock holders
Basic	$17,299	$2,751	$31,789	$17,174
Diluted	17,299	2,751	31,789	17,174
Net income per share attributable to common stock holders
Basic	$0.40	$0.06	$0.74	$0.40
Diluted	$0.40	$0.06	$0.74	$0.40
Weighted-average shares used in computing net income per share
Basic	43,164	42,683	43,110	42,522
Diluted	43,266	43,136	43,216	42,929

Dividends declared per share	$0.06	$—	$0.18	$—

Other comprehensive income:
Foreign currency translation adjustments	273	113	875	292
Unrealized gain on available-for-sale securities, net of tax	—	—	—	38
Other comprehensive income (loss)	273	113	875	330
Comprehensive income	$17,886	$2,864	$33,263	$17,504

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$17,613	$2,751	$32,388	$17,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,609	5,913	16,879	14,401
Stock-based compensation	3,829	3,526	8,577	8,181
Deferred income tax expense	(10,379)	1,540	(3,112)	4,471
Loss on sale or disposal of assets	417	87	417	128
Other	357	(799)	1,279	(870)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,295)	(3,118)	(4,053)	3,555
Inventories, net	988	(2,125)	(5,316)	(6,165)
Other assets	(1,564)	(902)	(2,761)	(230)
Accounts payable	(2,163)	(1,674)	(4,532)	1,050
Accrued liabilities	2,273	(428)	(5,138)	(6,602)
Deferred revenue	81	112	(269)	733
Net cash provided by operating activities	13,766	4,883	34,359	35,826
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	—	—	—	19,491
Purchase of property and equipment	(3,981)	(2,675)	(10,384)	(8,394)
Proceeds from sale of assets	1	42	1	45
Business acquisition consideration, net of cash acquired	—	(1,196)	—	(68,098)
Issuance of note receivable	(700)	—	(700)	—
Purchase of cost method investment	—	(500)	(1,000)	(500)
Acquired technology rights	(60)	—	(60)	(200)
Net cash used in investing activities	(4,740)	(4,329)	(12,143)	(57,656)
Cash flows from financing activities:
Payments on debt	—	—	—	(25,000)
Proceeds from issuance of common stock	1,005	1,799	3,234	3,561
Shares surrendered for tax withholding	(28)	(13)	(2,124)	(1,497)
Dividends	(2,645)	—	(5,281)	—
Net cash (used in) provided by financing activities	(1,668)	1,786	(4,171)	(22,936)
Effect of foreign currency exchange rate on cash	(152)	87	(586)	365
Change in cash and cash equivalents	7,206	2,427	17,459	(44,401)
Cash and cash equivalents, beginning of period	103,705	81,718	93,452	128,546
Cash and cash equivalents, end of period	$110,911	$84,145	$110,911	$84,145

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2016	42,802,480	$43	$336,430	$(1,692)	$68,898	$403,679
Exercise of stock options	45,396	—	733	—	—	733
Issuances of restricted stock, net of shares withheld for taxes	243,628	—	(2,056)	—	—	(2,056)
Stock compensation	—	—	679	—	—	679
Net income	—	—	—	—	9,231	9,231
Foreign currency translation adjustments	—	—	—	263	—	263
Dividends	—	—	—	—	(2,661)	(2,661)
Balance at March 31, 2017	43,091,504	$43	$335,786	$(1,429)	$75,468	$409,868
Exercise of stock options	41,648	—	684	—	—	684
Issuances of restricted stock, net of shares withheld for taxes	82,983	—	(39)	—	—	(39)
Stock compensation	—	—	4,022	—	—	4,022
Issuance of common shares under ESPP	48,374	—	813	—	—	813
Net income	—	—	—	—	5,544	5,544
Foreign currency translation adjustments	—	—	—	339	—	339
Dividends	—	—	24	—	(2,668)	(2,644)
Balance at June 30, 2017	43,264,509	$43	$341,290	$(1,090)	$78,344	$418,587
Exercise of stock options	35,248	—	583	—	—	583
Issuances of restricted stock, net of shares withheld for taxes	3,840	—	(28)	—	—	(28)
Stock compensation	—	—	3,664	—	—	3,664
Issuance of common shares under ESPP	—	—	131	—	—	131
Net income	—	—	—	—	17,613	17,613
Foreign currency translation adjustments	—	—	—	273	—	273
Dividends	—	—	23	—	(2,666)	(2,643)
Balance at September 30, 2017	43,303,597	$43	$345,663	$(817)	$93,291	$438,180

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 10-K).

NOTE 2 — INVESTMENTS AND OTHER ASSETS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. As of September 30, 2017 and December 31, 2016, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date. The fair value of all securities is determined by quoted market prices, market interest rate inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period). Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. As of September 30, 2017, the Company had no short or long term investments, since those funds were used to pay for a portion of the acquisition of Nanosphere, Inc. (Nanosphere).

Available-for-sale securities consisted of the following as of September 30, 2017 (in thousands):

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

There were no proceeds from the sales of available-for-sale securities during the three and nine months ended September 30, 2017. Realized gains and losses on sales of investments are determined using the specific identification method. Realized gains and losses are included in Other income, net in the Consolidated Statements of Comprehensive Income. All of the Company's available-for-sale securities with gross unrealized holding losses as of September 30, 2017 and December 31, 2016 had been in a loss position for less than 12 months.

There were no available-for-sale debt securities as of September 30, 2017 and December 31, 2016.

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Other-Than-Temporary Impairment

During the year ended December 31, 2016, and in the nine months ended September 30, 2017, respectively, the Company made a $1.0 million minority interest investment (an aggregate of $2.0 million), in a private company based in the U.S. that is focused on development of next generation technologies. This minority interest is included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee since the Company owns less than 20% of the voting equity in the investee and the investee is not publicly traded. Although we may invest further in this entity over the course of the next several quarters, we do not anticipate our ownership interest to exceed 20% in the short term. During the three months ended September 30, 2017, the Company entered into a promissory note with the private company, for which it owns an aggregate of $2.0 million minority interest.

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

Other long-term assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Purchased technology rights (net of accumulated amortization of $6,891 and $6,453 as of September 30, 2017 and December 31, 2016, respectively)	$3,270	$3,567
Cost-method investments	3,000	2,000
Notes receivable (1)	700	—
Other	1,124	1,218
	$8,094	$6,785
(1) During the three months ended September 30, 2017, the Company entered into a promissory note with the private company, for which it owns an aggregate of $2.0 million minority interest.

For the nine months ending September 30, 2017 and year ended December 31, 2016, the Company recognized amortization expense related to the amortization of purchased technology rights of approximately $438,000 and $394,000, respectively.  Future amortization expense is estimated to be $121,000 in the last quarter of 2017, $430,000 in 2018, $418,000 in 2019, $310,000 in 2020, $285,000 in 2021, $273,000 in 2022 and $1,433,000 thereafter.

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

	September 30, 2017	December 31, 2016
Parts and supplies	$24,721	$22,960
Work-in-progress	8,167	6,268
Finished goods	13,226	11,547
	$46,114	$40,775

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. There were no transfers between Level 1, Level 2, or Level 3 measurements for the three or nine month period ended September 30, 2017.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements as of September 30, 2017 Using
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

The changes in the carrying amount of the Company’s goodwill during the period are as follows (in thousands):

	September 30, 2017	December 31, 2016
Balance at beginning of year	$85,481	$49,619
Acquisition of Nanosphere	—	35,862
Balance at end of period	$85,481	$85,481

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2016
Balance as of December 31, 2015	$69,102	$7,797	$1,652	$—	$78,551
Acquisition of Nanosphere	12,283	11,300	4,012	12,982	40,577
Balance as of December 31, 2016	81,385	19,097	5,664	12,982	119,128
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2015	(21,646)	(3,667)	(756)	—	(26,069)
Amortization expense	(6,491)	(1,371)	(356)	—	(8,218)
Accumulated amortization balance as of December 31, 2016	(28,137)	(5,038)	(1,112)	—	(34,287)
Net balance as of December 31, 2016	$53,248	$14,059	$4,552	$12,982	$84,841
Weighted average life (in years)	10	10	10

2017
Balance as of December 31, 2016	$81,385	$19,097	$5,664	$12,982	$119,128
Balance as of September 30, 2017	81,385	19,097	5,664	12,982	119,128
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2016	(28,137)	(5,038)	(1,112)	—	(34,287)
Amortization expense	(4,756)	(1,499)	(434)	—	(6,689)
Accumulated amortization balance as of September 30, 2017	(32,893)	(6,537)	(1,546)	—	(40,976)
Net balance as of September 30, 2017	$48,492	$12,560	$4,118	$12,982	$78,152
Weighted average life (in years)	11	10	10

The in-process research and development project is the development of the next generation VERIGENE system, VERIGENE II, which we currently believe will start clinical trials in 2018 and be commercially launched in 2019. The estimated cost to complete this project is between $11.0 million and $14.0 million.

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2017 (three months)	$2,167
2018	8,666
2019	8,666
2020	8,666
2021	8,307
Thereafter	28,698
$65,170
IPR&D	12,982
$78,152

NOTE 6 — OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Other comprehensive income (loss) for the Company includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Available-for-Sale Investments	Accumulated Other Comprehensive Income (Loss) Items
Balance as of December 31, 2016	$(1,692)	$—	$(1,692)
Other comprehensive income before reclassifications	875	—	875
Net current-period other comprehensive income	875	—	875
Balance as of September 30, 2017	$(817)	$—	$(817)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Before Tax	Tax Benefit	Net of Tax	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$273	$—	$273	$875	$—	$875
Unrealized gains on available-for-sale investments	—	—	—	—	—	—
Other comprehensive income (loss)	$273	$—	$273	$875	$—	$875

NOTE 7 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income, or EPS, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic:
Net income	$17,613	$2,751	$32,388	$17,174
Less: allocation to participating securities	(314)	—	(599)	—
Net income attributable to common stockholders	$17,299	$2,751	$31,789	$17,174
Weighted average common stock outstanding	43,164	42,683	43,110	42,522
Net income per share attributable to common stockholders	$0.40	$0.06	$0.74	$0.40

Diluted:
Net income	17,613	$2,751	$32,388	$17,174
Less: allocation to participating securities	(314)	—	(599)	—
Net income attributable to common stockholders	$17,299	$2,751	$31,789	$17,174
Weighted average common stock outstanding	43,164	42,683	43,110	42,522
Effect of dilutive securities: stock options and awards	102	453	106	407
Weighted-average shares used in computing net income per share	43,266	43,136	43,216	42,929
Net income per share attributable to common stockholders	$0.40	$0.06	$0.74	$0.40

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Stock options to acquire approximately 2.5 million and zero shares for the three months ended September 30, 2017 and 2016, and 2.1 million and zero shares for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the computations of diluted EPS because the effect of including those stock options would have been anti-dilutive.

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

NOTE 8 — STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

Dividends

On February 21, 2017, May 24, 2017 and September 12, 2017, the Board of Directors declared cash dividends on the Company’s common stock of $0.06 per share, respectively. The dividend declared in February was payable to stockholders of record as of March 24, 2017 and was paid on April 14, 2017. The dividend declared in May was payable to stockholders of record as of June 23, 2017 and was paid on July 14, 2017. The dividend declared in September was payable to stockholders of record as of September 22, 2017 and was paid on October 13, 2017. The Company's current intent is to pay a continuing dividend on a quarterly basis.

Stock-Based Compensation

The Company’s stock option activity for the nine months ended September 30, 2017 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	2,180	$18.06
Granted	1,406	18.08
Exercised	(131)	16.49
Cancelled or expired	(275)	18.61
Outstanding as of September 30, 2017	3,180	$18.07

The Company had $15.1 million of total unrecognized compensation costs related to stock options as of September 30, 2017, which costs are expected to be recognized over a weighted average period of 2.75 years.

The Company’s restricted share activity for the nine months ended September 30, 2017 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested as of December 31, 2016	810	$18.74
Granted	370	18.22
Vested	(327)	18.56
Cancelled or expired	(82)	18.78
Non-vested as of September 30, 2017	771	$18.57

Restricted Stock Units (in thousands)	Shares
Non-vested as of December 31, 2016	457
Granted	101
Vested	(122)
Cancelled or expired	(10)
Non-vested as of September 30, 2017	426

As of September 30, 2017, there was $13.1 million and $2.7 million of total unrecognized compensation costs related to Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs), respectively. This cost is expected to be recognized over a weighted average period of 2.36 years for the RSAs and 2.11 years for the RSUs. The Company issues a small number of cash settled RSUs pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$409	$334	$1,146	$903
Research and development	702	754	1,299	1,896
Selling, general and administrative	2,718	2,438	6,132	5,382
Stock-based compensation costs reflected in net income	$3,829	$3,526	$8,577	$8,181

NOTE 9 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Compensation and employee benefits	$13,855	$17,229
Dividends payable	2,666	—
Income and other taxes	585	816
Warranty costs	1,492	675
Other	2,577	4,084
	$21,175	$22,804

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2016	$675
Warranty adjustments/settlements	288
Accrual for warranty costs	529
Accrued warranty costs as of September 30, 2017	$1,492

NOTE 10 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the nine months ended September 30, 2017 was (15.6)%, including amounts recorded for discrete events. This differs from the statutory rate of 35% primarily because of the release of the remaining valuation allowance on the Canadian subsidiary’s deferred tax assets in the third quarter of 2017 and the effect of foreign operations. The Company currently expects a full year effective tax rate of less than 35%, excluding amounts recorded for discrete events. The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates.   The Company is utilizing its net operating losses and tax credits in the U.S., Canada and the Netherlands and therefore, cash taxes to be paid are expected to continue to be less than 15% of book tax expense.

The Company announced in the third quarter of 2017 that is has reached an agreement with Laboratory Corporation of America (LabCorp) whereby LabCorp has agreed to extend its commitment to the Luminex Cystic Fibrosis (CF) product line through December 31, 2019.  The Company previously established a valuation allowance against a portion of its deferred tax assets because it was more likely than not that certain deferred tax assets would not be realized.  This valuation allowance decreased approximately $12.4 million in the third quarter of 2017 primarily due to our Canadian subsidiary which recorded a release to valuation allowances on its net deferred tax assets.  Based on our recent history of generating income in Canada and our expectation to continue to generate future income in Canada in subsequent years with the extension of the LabCorp commitment, we determined that it was more likely than not that Canadian deferred tax assets would be realized.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various states. Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2011 can still be reviewed by the taxing authorities. The Netherlands tax returns dating back to 2013 can still be reviewed by the taxing authorities. For the nine months ended September 30, 2017, there were no material changes to the total amount of unrecognized tax benefits.  No material changes to this liability are expected within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting guidance

In July 2015, the FASB issued guidance regarding the measurement of inventory. The guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this standard during the quarter ended March 31, 2017, and its adoption did not have any impact on its consolidated financial statements.

Recent accounting guidance not yet adopted

In January 2017, the FASB issued guidance simplifying how companies calculate goodwill impairments by eliminating Step 2 of the impairment test. The guidance requires companies to compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial position and results of operations. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued guidance that changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements as the only potential impact would be related to the Company's cost-method investments discussed in Note 2 - Investments and Other Assets.

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use their judgment and make estimates more extensively than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company plans on adopting the new standard effective January 1, 2018. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. The Company has been assessing its various revenue streams to identify performance obligations under this guidance and the key aspects of the standard that will impact the Company's revenue recognition process. Based upon the Company's preliminary assessments, these standards will impact the timing of the recognition of the Company's royalty revenue as the Company has historically waited until the partners have reported end user sales to recognize royalty revenue. With the implementation of the standard, the Company expects to record a cumulative adjustment increasing retained earnings which is estimated to be approximately one quarter of royalty revenue. After implementation, the Company will begin recording estimated royalty revenue each quarter to coincide with the timing of the end user sale by the partner, with any necessary corrections to the estimates in the following quarter. Given the diversity of its commercial arrangements, the Company is continuing to assess the impact these standards may have on its consolidated results of operation, financial position, cash flows and financial statement disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2016 10-K.

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, the acquisition impact of Nanosphere, Inc. (Nanosphere), new products including ARIES®, VERIGENE® and NxTAG®, assay sales, consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, regulatory approvals or the impact of laws or regulations applicable to us, plans and objectives of management for future operations, and future acquisition impacts and integration and the expected benefit of our future acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•
concentration of our revenue in a limited number of direct customers and strategic partners, some of which may experience decreased demand for their products utilizing or incorporating our technology, budget or finance constraints in the current economic environment, or periodic variability in their purchasing patterns or practices as a result of material resource planning challenges;

•	risks and uncertainties relating to market demand and acceptance of our products and technology, including ARIES®, MultiCode®, NxTAG®, xMAP® and VERIGENE®;

•	the impact on our growth and future results of operations with respect to the loss of the LabCorp women's health business anticipated in 2018;

•	our ability to successfully launch new products in a timely manner;

•	dependence on strategic partners for development, commercialization and distribution of products;

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

As of September 30, 2017, Luminex had 74 strategic partners, of which 53 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology.

Following the completion of our acquisition of Nanosphere on June 30, 2016 (the Acquisition), our offering in the molecular diagnostic market segment expanded to include Nanosphere's proprietary diagnostic tools that enable rapid and accurate detection of respiratory, gastrointestinal and bloodstream infections. Nanosphere is a leader in the high-growth bloodstream infection testing segment with its U.S. Food and Drug Administration (FDA) cleared VERIGENE® Gram-Positive Blood Culture (BC-GP) and Gram-Negative Blood Culture (BC-GN) test panels for the early detection of pathogens associated with bloodstream infections. In addition to detecting bacteria, these panels also detect yeast and identify antibiotic resistance markers. In contrast to traditional methodologies, which can take several days, these assays enable physicians to identify the pathogen, including any associated resistance markers, and prescribe the most appropriate antibiotic regimen, all within 2.5 hours after identification of a positive blood culture. The ability for clinicians to make earlier, better informed therapeutic decisions results in improved patient outcomes and lower healthcare costs. In addition, Nanosphere has FDA-cleared products for the detection of gastrointestinal and respiratory infections. These include a targeted product for the detection of  C. difficile, as well as highly multiplexed molecular enteric, blood and respiratory pathogen panels which test for a wide spectrum of microorganisms often associated with these types of infections. With the addition of the VERIGENE platform, Luminex offers customers sample-to-answer molecular platforms for both syndromic and targeted molecular diagnostic testing.

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

The ARIES® system is our sample-to-answer platform for our MultiCode®-RTx technology, including In Vitro Diagnostics (IVD) assays. The ARIES® system is a clinical test system which automates and integrates extraction of nucleic acid from a clinical sample, performs real-time polymerase chain reaction, and detects multiple signals generated by target specific probes. The ARIES® system is used with specific assays to measure multiple analytes indicative of infectious disease. The ARIES® system uses internal barcode scanning and other advanced features to minimize operator errors. Each independent module supports from one to six cassettes, allowing both STAT and Batch testing. The ARIES® system can run both IVD and MultiCode® Analyte Specific Reagents (ASRs) simultaneously with a common Universal Assay Protocol. The ARIES® system was commercially launched in the fourth quarter of 2015 and the following systems and assays are on market as of September 30, 2017:

	FDA		CE-IVD MARK
	Clearance	Commercial Launch	Declaration	Commercial Launch
ARIES® System	☑	2015 - Q4	☑	2016 - Q1
ARIES® HSV 1&2 Assay	☑	2015 - Q4	☑	2016 - Q1
ARIES® Flu A/B & RSV Assay	☑	2016 - Q2	☑	2016 - Q2
ARIES® M1 System	☑	2016 - Q2	☑	2016 - Q3
ARIES® Group B Streptococcus (GBS) Assay	☑	2017 - Q1	☑	2016 - Q4
ARIES® Bordetella Assay	☑	2017 - Q2	☑	2017 - Q3
ARIES® Norovirus Assay			☑	2017 - Q2
ARIES® C. difficile Assay	☑	2017 - Q3	☑	2017 - Q3

Third Quarter 2017 Highlights

•	Consolidated revenue was $74.1 million for the quarter ended September 30, 2017, representing a 4% increase over revenue for the third quarter of 2016.

•	Assay revenue was $37.9 million for the quarter ended September 30, 2017, representing a 17% increase over assay revenue for the third quarter of 2016.

•	Sample-to-answer product revenue growth increased by 55% for the quarter ended September 30, 2017 from the third quarter of 2016.

•	Received FDA clearance for the ARIES® C. difficile Assay for detection of both toxin A and B.

•	Reached an agreement with LabCorp to extend its commitment to the Luminex Cystic Fibrosis product line by maintaining its current volume of Luminex CF testing through December 31, 2019.

Material Partner Activity

Based upon an extension agreement entered into in the third quarter of 2017, the Company will continue to sell its CF products to the Company’s largest customer, LabCorp, at least through the end of 2019. Notwithstanding continued sales, we continue to experience revenue contraction of our overall genetic portfolio of approximately $5.0 million in 2017, with the majority of the contraction attributable to declines in our pharmacogenomics (PGx) portfolio.  Also, as previously stated in our 2016 10-K, LabCorp has elected to develop the next iteration of one of their women's health products with another party. We have negotiated significant minimum women's health purchases from LabCorp through June 2018. LabCorp has committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018. This is in comparison to 2016 purchases of approximately $39.3 million. The anticipated future loss of the LabCorp business could have a material adverse effect on our growth and future results of operations, if we are unable to effectively attract new customers and/or increase sales with existing customers.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past several years. Overall, the fluctuations manifested themselves through periodic changes in volume from our largest purchasing customers. On a quarterly basis, our largest customers account for approximately 70% of our total consumable sales volume. We expect these fluctuations to continue as the ordering patterns and inventory levels of our largest bulk purchasing partners remain variable. Additionally, even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales.

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

Future Operations

We expect our areas of focus over the next twelve months to be:

•	delivering on our revenue growth goals;

•	accelerating development and commercialization of the assays on our sample-to-answer diagnostics systems;

•	increasing the growth of our partner business through enrichment of our existing partner relationships and the addition of new partners;

•	completing development and commercializing the next generation system for VERIGENE, VERIGENE II;

•	improvement of ARIES® and VERIGENE gross margins;

•	placements of our ARIES® system, our sample-to-answer platform for our MultiCode®-RTx technology, including IVD assays;

•	market acceptance of our Respiratory Viral Panel line of IVD assays;

•	commercialization, regulatory clearance and market adoption of products, including commercialization of MultiCode® analyte specific reagents outside of the United States;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	adoption and use of our platforms and consumables by our customers for their testing services;

•	expansion and enhancement of our installed base of systems and our market position within our identified target market segments; and

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users.

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

Management believes there have been no significant changes during the quarter ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Selected consolidated financial data for the three months ended September 30, 2017 and 2016 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Variance	Variance (%)
Revenue	$74,136	$71,221	$2,915	4%
Gross profit	$45,819	$45,665	154	—%
Gross margin percentage	62%	64%	(2)%	N/A
Operating expenses	$39,290	$41,637	(2,347)	(6)%
Income from operations	$6,529	$4,028	2,501	62%

Total revenue increased by 4% to $74.1 million for the three months ended September 30, 2017 from $71.2 million for the comparable period in 2016. This increase was primarily driven by the growth in our sample-to-answer revenue, which comprised 27% of total assay revenue for the three months ended September 30, 2017 compared to 20% for the comparable period in 2016.

A breakdown of revenue for the three months ended September 30, 2017 and 2016 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Variance	Variance (%)
System sales	$9,903	$10,494	$(591)	(6)%
Consumable sales	10,619	12,305	(1,686)	(14)%
Royalty revenue	11,001	11,068	(67)	(1)%
Assay revenue	37,917	32,443	5,474	17%
Service revenue	2,894	2,934	(40)	(1)%
Other revenue	1,802	1,977	(175)	(9)%
	$74,136	$71,221	$2,915	4%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 48% (two of whom were 21% and 14%, respectively, and no other customer exceeded 7%) of consolidated total revenue in the third quarter of 2017. For comparative purposes, these top five customers accounted for 44% (two of whom were 20% and 11%, respectively, and no other customer exceeded 7%) of total consolidated revenue in the third quarter of 2016.

Revenue from the sale of systems and peripheral components decreased 6% to $9.9 million for the three months ended September 30, 2017 from $10.5 million for the three months ended September 30, 2016. This decrease is primarily the result of a decrease in total multiplexing analyzer placements, which was partially offset by an increase in VERIGENE system sales. VERIGENE system sales increased by 78% for the three months ended September 30, 2017 over the comparable period. We sold 266 multiplexing analyzers in the third quarter of 2017, as compared to 294 multiplexing analyzers sold for the corresponding prior year period. For the three months ended September 30, 2017, five of our partners accounted for 200 multiplexing analyzers, or 75%, of total multiplexing analyzers sold, as compared to five of our partners accounting for 211 multiplexing analyzers, or 72%, of total multiplexing analyzers sold for the three months ended September 30, 2016.

Consumable sales, comprised of microspheres and sheath fluid, decreased 14% to $10.6 million for the three months ended September 30, 2017 from $12.3 million for the three months ended September 30, 2016. During the three months ended September 30, 2017, we had 15 bulk purchases of consumables totaling approximately $7.7 million (72% of total consumable revenue), ranging from $0.1 million to $2.8 million, as compared with 22 bulk purchases totaling approximately $9.6 million (78% of total consumable revenue), ranging from $0.1 million to $1.8 million, for the three months ended September 30, 2016.  The decrease in revenue from bulk purchases in the three months ended September 30, 2017 is the main driver to the decrease in consumable revenue from the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $7.5 million, or 70%, of consumable sales for the three months ended September 30, 2017 compared to $9.0 million, or 73%, of the total consumable sales for the three months ended September 30, 2016.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, decreased modestly by 1% to $11.0 million for the three months ended September 30, 2017 from $11.1 million for the three months ended September 30, 2016.  This decrease is the result of a reduction in the current period in minimum royalty payments and royalty audit findings and other adjustments of approximately $0.5 million, as well as due to a change in mix in the current period of average royalty rates of $0.2 million. This decrease was partially offset by an increase in base royalties of $0.6 million. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 17% to $37.9 million for the three months ended September 30, 2017 from $32.4 million for the three months ended September 30, 2016, driven primarily by an increase in our sample-to-answer assay revenue, which consists of VERIGENE and ARIES® assay sales, in addition to increased sales of infectious disease testing assays. Revenue for our sample-to-answer products increased by 55% for the three months ended September 30, 2017 from the third quarter of 2016. This was partially offset by a decline in our genetic testing assay products of 5% for the three months ended September 30, 2017 from the comparable period in 2016. This decrease in genetic testing assay products was attributable to pricing and reimbursement challenges within the pharmacogenetic market segment and the departure of a key customer, causing us to shift our focus towards infectious disease testing. The VERIGENE assay revenue stream represents approximately 25% of total assay revenue for the three months ended September 30, 2017, and consisted primarily of our sample-to-answer clinical tests. Our largest customer, by revenue, accounted for 40% of total assay revenue for the three months ended September 30, 2017 compared to 41% for the three months ended September 30, 2016. No other customer accounted for more than 10% of total assay revenue during those periods. As discussed under "Material Partner Activity" and previously disclosed in our prior quarterly reports, our largest assay customer informed us that they plan on developing the next iteration of their women's health portfolio with another party, which could negatively impact our assay revenue in 2018 and beyond.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, remained constant at $2.9 million for the third quarter of 2017 and the third quarter of 2016. As of September 30, 2017, we had 1,838 Luminex systems covered under extended service agreements and $5.0 million in deferred revenue related to those contracts. As of September 30, 2016, we had 1,981 Luminex systems covered under extended service agreements and $4.8 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees and revenue from agreements with U.S. government agencies, decreased 9% to $1.8 million for the three months ended September 30, 2017 compared to $2.0 million for the three months ended September 30, 2016, primarily driven by a reduction in government contract revenue. We expect this trend to continue in the near term as our focus has shifted away from these government contract opportunities.

Gross Profit. Gross profit increased modestly to $45.8 million for the three months ended September 30, 2017, as compared to $45.7 million for the three months ended September 30, 2016. Gross margin (gross profit as a percentage of total revenue) was 62% for the three months ended September 30, 2017, a decrease from the prior year quarter of 64%. The decrease in gross margin is attributable to: (i) a product mix shift to sample-to-answer products, (ii) a change in sales mix of our purchasing partners, resulting in lower average selling prices in the three months ended September 30, 2017, and (iii) higher expenses recorded in the current quarter resulting from a revaluation of inventory related to manufacturing standard costs in the three months ended September 30, 2017. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in revenue mix and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense decreased to $10.7 million, or 14% of total revenue, for the three months ended September 30, 2017 from $12.8 million, or 18% of total revenue, for the three months ended September 30, 2016. The decrease in research and development expense was primarily a result of savings from the previously announced reorganization in December 2016.  Research and development headcount as of September 30, 2017 was 179 compared to 229 as of September 30, 2016. The focus of our research and development activities is the development and commercialization of a pipeline of assays for the ARIES® system and the development of the next generation VERIGENE system, VERIGENE II, and assays.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, was $26.5 million for the three months ended September 30, 2017, an increase of $0.1 million from the three months ended September 30, 2016. Selling, general and administrative headcount as of September 30, 2017 was 366 as compared to 371 as of September 30, 2016. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 36% in the third quarter of 2017, down from 37% in the third quarter of 2016.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets decreased to $2.2 million for the three months ended September 30, 2017 from $2.5 million for the three months ended September 30, 2016. The decrease was primarily driven by several acquired intangible assets from prior acquisitions reaching full amortization.

Income taxes. Our effective tax rate for the three months ended September 30, 2017 was a benefit of 170%, reflecting an $11.1 million benefit, as compared to an expense of 32%, or a $1.3 million expense, for the three months ended September 30, 2016. The benefit was primarily driven by the release of a $12.4 million valuation allowance against a portion of the Canadian subsidiary's deferred tax assets in the third quarter of 2017. We expect our consolidated effective tax rate to be less than 35%, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Selected consolidated financial data for the nine months ended September 30, 2017 and 2016 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	Variance	Variance (%)
Revenue	$228,372	$198,368	$30,004	15%
Gross profit	$148,666	$135,392	13,274	10%
Gross margin percentage	65%	68%	(3)%	N/A
Operating expenses	$120,643	$112,063	8,580	8%
Income from operations	$28,023	$23,329	4,694	20%

Total revenue increased by 15% to $228.4 million for the nine months ended September 30, 2017 from $198.4 million for the comparable period in 2016. The increase was primarily attributable to an increase in assay revenue, driven in part by the Acquisition, which contributed approximately 80% of the 15% growth in total revenue. Excluding the impact of the Acquisition, revenue increased by 3% for the nine months ended September 30, 2017 from the comparable period in 2016.

A breakdown of revenue for the nine months ended September 30, 2017 and 2016 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	Variance	Variance (%)
System sales	$28,309	$27,805	$504	2%
Consumable sales	39,314	37,489	1,825	5%
Royalty revenue	33,375	33,888	(513)	(2)%
Assay revenue	113,077	85,367	27,710	32%
Service revenue	8,594	7,892	702	9%
Other revenue	5,703	5,927	(224)	(4)%
	$228,372	$198,368	$30,004	15%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 49% (two of whom were 20% and 16%, respectively, and no other customer exceeded 6%) of consolidated total revenue in the nine months ended September 30, 2017. For comparative purposes, these top five customers accounted for 49% (two of whom were 20% and 13%, respectively, and no other customer exceeded 7%) of total revenue in the nine months ended September 30, 2016.

Revenue from the sale of systems and peripheral components increased 2% to $28.3 million for the nine months ended September 30, 2017 from $27.8 million for the nine months ended September 30, 2016, resulting primarily from the inclusion of VERIGENE system sales, as well as a more favorable mix in sales of multiplexing analyzers with fewer sales of LUMINEX 100/200 systems, partially offset by more sales of FLEXMAP 3D systems whose average sales price is higher than the LUMINEX 100/200 systems. Excluding the impact of the Acquisition, revenue from the sale of systems and peripheral components decreased 4% for the nine months ended September 30, 2017 from the comparable period in 2016. This decrease was primarily attributable to the decrease in total multiplexing analyzer placements for the nine months ended September 30, 2017. We sold 778 multiplexing analyzers in the nine months ended September 30, 2017, as compared to 826 multiplexing analyzers sold for the corresponding prior year period. For the nine months ended September 30, 2017, five of our partners accounted for 588, or 76%, of total multiplexing analyzers sold.  Five of our partners accounted for 592, or 72%, of total multiplexing analyzers sold for the nine months ended September 30, 2016.

Consumable sales increased 5% to $39.3 million for the nine months ended September 30, 2017 compared to $37.5 million for the nine months ended September 30, 2016. We had 50 bulk purchases of consumables totaling approximately $30.4 million (77% of total consumable revenue), ranging from $0.1 million to $6.4 million, during the nine months ended September 30, 2017, as compared with 64 bulk purchases totaling approximately $29.4 million (78% of total consumable revenue), ranging from $0.1 million to $3.4 million, for the nine months ended September 30, 2016.  The increase in revenue from bulk purchases in the nine months ended September 30, 2017 is the main driver to the increase in consumable revenue from the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $28.2 million, or 72%, of consumable sales for the nine months ended September 30, 2017 compared to $25.0 million, or 67%, of the total consumable sales for the nine months ended September 30, 2016.

Royalty revenue decreased 2% to $33.4 million for the nine months ended September 30, 2017 from $33.9 million for the nine months ended September 30, 2016.  This decrease is primarily attributable to a decrease in the current period in minimum royalty payments and royalty audit findings and other adjustments of $1.3 million, which was partially offset by an increase in base royalties and a favorable change in mix of average royalty rates of approximately $0.8 million in the current period. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 32% to $113.1 million for the nine months ended September 30, 2017 from $85.4 million for the nine months ended September 30, 2016, driven primarily by the inclusion of VERIGENE revenue in the current period, which contributed 77% of the 32% increase. The remaining 8% of growth is attributable to increased sales in ARIES and infectious disease testing assays in the current period.  Additionally, revenue for our sample-to-answer products, which consists of VERIGENE and ARIES assay sales, comprised 26% of total assay sales for the nine months ended September 30, 2017, as compared to 8% for the comparable period in 2016. These increases were partially offset by a decline in genetic testing assay products of 11% for the nine months ended September 30, 2017 from the comparable period in 2016, driven primarily by pricing and reimbursement challenges within the pharmacogenetic market segment and the departure of a key customer, causing us to shift our focus towards infectious disease testing. Our largest customer, by revenue, accounted for 38% of total assay revenue for the nine months ended September 30, 2017 compared to 45% for the nine months ended September 30, 2016. No other customer accounted for more than 10% of total assay revenue during those periods. As discussed under "Material Partner Activity" and previously disclosed in our prior quarterly reports, our largest assay customer informed us that they plan on developing the next iteration of their women's health portfolio with another party, which could negatively impact our assay revenue in 2018 and beyond.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 9% to $8.6 million for the nine months ended September 30, 2017 compared to $7.9 million for the nine months ended September 30, 2016. This increase is primarily attributable to the inclusion of VERIGENE service revenue, which accounted for 87% of the 9% increase. Excluding the impact of the Acquisition, service revenue increased by 1% for the nine months ended September 30, 2017 from the comparable period in 2016.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, and revenue from agreements with U.S. government agencies, decreased modestly to $5.7 million for the nine months ended September 30, 2017 compared to $5.9 million for the nine months ended September 30, 2016, driven primarily by a reduction in government contract revenue.

Gross Profit. Gross profit increased to $148.7 million for the nine months ended September 30, 2017, as compared to $135.4 million for the nine months ended September 30, 2016. Gross margin (gross profit as a percentage of total revenue) was 65% for the nine months ended September 30, 2017, a decrease of three percentage points from the nine months ended September 30, 2016. This decrease in gross margin was primarily attributable to the inclusion of VERIGENE product revenue, in addition to higher expenses recorded in the current quarter resulting from a revaluation of inventory related to manufacturing standard costs. Our sample-to-answer products currently have meaningfully lower gross margins than the remainder of our business. We expect those gross margins to continue to impact our consolidated gross margins in the near term, but as volumes increase, coupled with the commercialization of the next generation VERIGENE system, VERIGENE II, we anticipate these gross margins to increase in the longer term. We continue to anticipate fluctuation in gross margin and related gross profit primarily as a result of variability in revenue mix and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense increased to $35.4 million, or 15% of total revenue, for the nine months ended September 30, 2017 from $35.3 million, or 18% of total revenue, for the nine months ended September 30, 2016. The slight increase in research and development expense was primarily the result of the addition of Nanosphere's expenses and higher expenses driven by clinical trials of ARIES assays, partially offset by savings from the previously announced reorganization in December 2016.  Research and development headcount as of September 30, 2017 was 179 as compared to 229 as of September 30, 2016.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $78.6 million for the nine months ended September 30, 2017 from $70.9 million for the nine months ended September 30, 2016, primarily resulting from the Acquisition in addition to higher sales and marketing expenses driven by increased headcount and marketing activities. This increase was partially offset by the Nanosphere acquisition costs of $2.0 million that were recorded in the nine months ended September 30, 2016 and not repeated in the current year period. Selling, general and administrative headcount as of September 30, 2017 was 366 as compared to 371 as of September 30, 2016. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 34% in the first nine months of 2017, compared to 36% in the first nine months of 2016.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets increased to $6.7 million for the nine months ended September 30, 2017 from $5.8 million for the nine months ended September 30, 2016. The increase was primarily driven by the acquired intangible assets from the Acquisition which began amortizing in July 2016, offset by several acquired intangible assets from prior acquisitions reaching full amortization.

Income taxes. Our effective tax rate for the nine months ended September 30, 2017 was a benefit of 15.6%, reflecting a $4.4 million benefit, as compared to an expense of 22%, or a $4.8 million expense, for the nine months ended September 30, 2016. The benefit was primarily because of the release of a $12.4 million valuation allowance against a portion of the Canadian subsidiaries deferred tax assets in the third quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$110,911	$93,452
Short-term investments	—	—
Long-term investments	—	—
	$110,911	$93,452

As of September 30, 2017, we held cash and cash equivalents of $110.9 million and had working capital of $169.3 million. At December 31, 2016, we held cash and cash equivalents of $93.5 million and had working capital of $133.5 million. The $17.5 million increase in cash and cash equivalents is primarily attributable to an increase in operating cash flows of the Company in the amount of $34.4 million for the nine months ended September 30, 2017 driven primarily by net income of $32.4 million. These operating cash flows were partially offset by capital expenditures of $10.4 million and dividends paid of $5.3 million.

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

One of our short term projects that is expected to require significant capital to complete is our current in-process research and development of the next generation VERIGENE system, VERIGENE II, which we currently believe will start clinical trials in 2018 and be commercially launched in 2019. The estimated aggregate cost to complete this project, including completion of development of the VERIGENE II system, cartridge, software and the initial assay, validation, verification, clinical trials and regulatory submission, is between $11.0 million and $14.0 million and is included in our research and development budget for 2017 through 2019. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners' consumable purchasing patterns; (iv) execution of partnership agreements that include significant up front license fees; (v) execution of our stock repurchase and dividend programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2016 10-K and our other filings with the SEC.

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

Overall, we continue to experience revenue contraction of our overall genetic portfolio of approximately $5.0 million in 2017, with the majority of the contraction attributable to declines in our PGx portfolio.  Also, as previously disclosed, LabCorp elected to develop the next iteration of one of their women's health products with another party. The transition time is significant and, as a result, we have negotiated a significant minimum women's health purchases through June 2018.  LabCorp has committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018. This is in comparison to 2016 purchases of $39.3 million. Based upon an extension agreement entered into in the third quarter of 2017, the Company will continue to sell its CF products to the Company’s largest customer, LabCorp, at least through the end of 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns as of September 30, 2017 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate. Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of September 30, 2017, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, Hong Kong dollar and Yen. For example, some fixed asset purchases and certain expenses in our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. Transactions in our Netherlands, Japanese and Hong Kong subsidiaries are primarily denominated in Euros, Yen and Hong Kong dollars, respectively. The majority of transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange rates on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, Renminbi and Hong Kong dollar exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $1.3 million on foreign currency denominated asset and liability balances as of September 30, 2017. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business, financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction gain of approximately $36,000 was included in determining our consolidated results for the quarter ended September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the third quarter of 2017 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/17 - 7/31/17	1,402	$21.05	—	$—
8/1/17 - 8/31/17	520	19.60	—	—
9/1/17 - 9/30/17	288	19.40	—	—
Total Third Quarter	2,210	$20.49	—	$—
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

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2017

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)