Form 10-K
period 2017-12-31
LUMINEX CORP
filed 2018-02-26
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended	December 31, 2017	or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No. 000-30109
_______________

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-2747608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
(512) 219-8020
(Registrant’s telephone number, including area code)
_______________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes	☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes	☑ No

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes	☐ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes	☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes	☑ No

Based on the closing sale price of common stock on The Nasdaq Global Select Market on June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $867,659,303 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates.”

There were 44,124,802 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on February 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

Safe Harbor Cautionary Statement

This annual report on Form 10-K contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, new products including ARIES®, VERIGENE® and NxTAG®, assay sales, consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, regulatory approvals or the impact of laws or regulations applicable to us, plans and objectives of management for future operations, and impact of prior acquisitions or future acquisitions, integration and the expected benefit of our acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

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

•	changes in interpretation, assumptions and expectations regarding the Tax Cuts and Jobs Act, including additional guidance that may be issued by federal and state taxing authorities;

•	changes in principal members of our management staff;

•	potential shortages, or increases in costs, of components or other disruptions to our manufacturing operations;

•	our increasing dependency on information technology to enable us to improve the effectiveness of our operations and to monitor financial accuracy and efficiency;

•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us; and

•
risks relating to our foreign operations, including fluctuations in exchange rates, tariffs, customs and other barriers to importing/exporting materials and products in a cost effective and timely manner; difficulties in accounts receivable collections; our ability to monitor and comply with foreign and international laws and treaties; and our ability to comply with changes in international taxation policies.

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

PART I
ITEM 1. BUSINESS

Overview

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences industries, including diagnostics, pharmaceutical and research. These industries depend on a broad range of tests, called assays, to perform diagnostic testing and conduct life science research. We have established a position in several segments of the life sciences industries by developing and delivering products that satisfy a variety of customer needs in specific market segments, including multiplexing, accuracy, precision, sensitivity, specificity, reduction of labor and ability to test for proteins and nucleic acids. These needs are addressed by our proprietary technologies.

Multiplexing, the foundation of our Company, allows the end user in a laboratory to generate multiple laboratory results from a single sample with a single assay. This is important because our end user customers, which include laboratory professionals performing discovery, research and clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology, the laboratory professional had to perform one assay at a time in a sequential manner, and if additional testing was required on a sample, a second assay would be performed to generate the second result, and so on until all the necessary tests were performed.

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

xMAP technology allows flexibility in customizing test panels. Panels can be modified to include new assays in the same tube by adding additional microsphere sets. It is also scalable, meaning that there is no change in the manufacturing process and only minimal changes to the labor required to produce a small or large number of microsphere-based tests.

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

To perform an assay using xMAP technology on our systems, a researcher attaches biomarker detectors such as antibodies or nucleic acid oligos to one or more sets of color-coded microspheres, which are then mixed with a test sample. This mixture is injected into the xMAP analyzer, such as the Luminex 200 instrument, where the microspheres pass single-file in a fluid stream through two laser beams. The first laser excites the internal dyes that are used to identify the color of the microsphere and the test being performed on the surface of the microsphere. The second laser excites a fluorescent dye captured on the surface of the microspheres that is used to detect the result of the assay taking place. Our proprietary optics, digital signal processors and software record the fluorescent signature of each microsphere and compare the results to the known identity of that color-coded microsphere set. The results are analyzed and displayed in real-time with data stored on the computer database for reference, evaluation and analysis.

Our xMAP technology is currently being used within various segments of the life sciences industries, including the fields of drug discovery and development, and for clinical diagnostics, bio-defense, food safety and biomedical research.

We have a full range of instruments using our xMAP Technology: our LUMINEX® 100/200™ Systems offer 100-plex testing; our FLEXMAP 3D® System is our high-throughput, 500-plex testing system; and our MAGPIX® System provides 50-plex testing at a lower cost using imaging rather than flow cytometry. By using our xMAP technology, the end users are able to be more efficient by generating multiple simultaneous results per sample. We believe that this technology may also offer advantages in other industries, such as in food safety, animal health and bio-defense/bio-threat markets. Using the xMAP products Luminex has available today, up to 500 simultaneous analyte results can be determined from a single sample.

Our Non-Automated Technologies

Our xTAG technology consists of several components including multiplexed PCR or target identification primers, DNA Tags, xMAP microspheres and data analysis software. xTAG technology permits the development of molecular diagnostic assays for clinical use by hospital and reference laboratories. xTAG technology has been applied to human genetic assays, pharmacogenetic assays and infectious disease assays.

Our MultiCode technology is based upon a unique assay chemistry that is a flexible platform for both real-time PCR and multiplex PCR-based applications. MultiCode-based PCR assays are primarily used for the detection of infectious diseases and genetic-based conditions. We have multiple molecular diagnostic (MDx) assays based on the MultiCode chemistry. MultiCode products are based upon the unique MultiCode bases, isoC and isoG. The synthetic isoC:isoG DNA base pair differs from the naturally occurring base pairs in its hydrogen bonding pattern. As a result, the MultiCode bases, isoC and isoG, can only pair with each other, but can co-exist with naturally occurring nucleotide pairs. This property enables site-specific incorporation of the isobases during amplification. The MultiCode base pair is recognized by naturally occurring enzymes and can be used for the specific placement of reporter molecules and to increase the molecular recognition capabilities of hybridization-based assays. The MultiCode base pair enables solutions to complex molecular challenges that were previously not possible with natural nucleic acid alone.

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

Our VERIGENE Technology

Our offering in the molecular diagnostic market segment includes proprietary diagnostic tools that enable rapid and accurate detection of respiratory, gastrointestinal and bloodstream infections.  Our U.S. Food and Drug Administration (FDA) cleared VERIGENE® Gram-Positive Blood Culture (BC-GP) and Gram-Negative Blood Culture (BC-GN) test panels for the early detection of pathogens associated with bloodstream infections are leading products in the high-growth bloodstream infection testing segment. In addition to detecting bacteria, these panels also detect yeast and identify antibiotic resistance markers. In contrast to traditional methodologies, which can take several days, these assays enable physicians to identify the pathogen, including any associated resistance markers, and prescribe the most appropriate antibiotic regimen, all within 2.5 hours after identification of a positive blood culture. The ability for clinicians to make earlier, better informed therapeutic decisions results in improved patient outcomes and lower healthcare costs. Our VERIGENE product offering also include FDA-cleared products for the detection of gastrointestinal and respiratory infections. These consist of a targeted product for the detection of  C. difficile, as well as highly multiplexed molecular enteric, blood and respiratory pathogen panels which test for a wide spectrum of microorganisms often associated with these types of infections. With the addition of the VERIGENE platform, Luminex offers customers automated molecular platforms for both syndromic and targeted molecular diagnostic testing.

The VERIGENE System is an automated multiplex-capable system that rapidly and accurately detects infectious pathogens and drug resistance markers.  The VERIGENE System consists of:  i) VERIGENE Test Cartridges, which are single-use, self-contained test units, and ii) VERIGENE instrumentation, including the VERIGENE Processor SP, which is a modular bench-top analyzer that combines automated nucleic acid extraction, purification, amplification (if needed), and hybridization in each module, as well as the VERIGENE Reader, which manages sample information and reads results from processed cartridges. Tests that run on the VERIGENE System are designed to identify infections in the bloodstream, respiratory tract, and gastrointestinal tract.

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

Our Market Approach

We primarily serve the life sciences industries by marketing products, including our specific testing equipment and assays, to various types of testing laboratories. We have a large base of installed systems that has grown primarily from the following:

•	Placements made by customers within our Licensed Technologies Group (LTG), previously referred to as our "Partner Business," which customers either:

•	license our xMAP technology and develop products that incorporate our xMAP technology into products that they then sell to end users, or

•
purchase our proprietary xMAP laboratory instrumentation and our proprietary xMAP microspheres and sell xMAP-based assay products and/or xMAP-based testing services, which run on the xMAP instrumentation, and pay a royalty to us; and

•	In addition, we utilize a direct sales force that focuses on the sale of molecular diagnostic assays that run on our systems.

As of December 31, 2017, we had 73 strategic partners, 53 of which have released commercialized reagent-based products utilizing our technology. Luminex and these partners have sold approximately 14,848 xMAP-based instruments in laboratories worldwide as of December 31, 2017. Our remaining LTG customers are in various stages of development and commercialization of products incorporating our technology.

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

The following systems and assays are on market as of December 31, 2017:

	FDA		CE-IVD MARK
	Clearance	Commercial Launch	Declaration	Commercial Launch
ARIES® HSV 1&2 Assay	☑	2015 - Q4	☑	2016 - Q1
ARIES® Flu A/B & RSV Assay	☑	2016 - Q2	☑	2016 - Q2
ARIES® Group B Streptococcus (GBS) Assay	☑	2017 - Q1	☑	2016 - Q4
ARIES® Bordetella Assay	☑	2017 - Q2	☑	2017 - Q3
ARIES® Norovirus Assay			☑	2017 - Q2
ARIES® C. difficile Assay	☑	2017 - Q3	☑	2017 - Q3
ARIES® Group A Strep Assay	☑	2017 - Q4	☑	2017 - Q4
NxTAG® Respiratory Pathogen Panel (RPP)	☑	2016 - Q1	☑	2015 - Q4
VERIGENE® Clostridium Difficile Test (CDF)	☑	2012 - Q4	☑	2013 - Q2
VERIGENE® Enteric Pathogens Test (EP)	☑	2014 - Q4	☑	2015 - Q4
VERIGENE® Respiratory Pathogens Flex Test (RP Flex)	☑	2015 - Q4	☑	2015 - Q2
VERIGENE® Gram-Negative Blood Culture Test (BC-GN)	☑	2014 - Q2	☑	2013 - Q1
VERIGENE® Gram-Positive Blood Culture Test (BC-GP)	☑	2012 - Q4	☑	2012 - Q1
xTAG® CYP2C19 Kit v3	☑	2013 - Q4	☑	2013 - Q4
xTAG® CYP2D6 Kit v3	☑	2011 - Q2	☑	2013 - Q2
xTAG® Cystic Fibrosis (CFTR) 39 Kit v2	☑	2009 - Q4	☑	2012 - Q1
xTAG® Cystic Fibrosis (CFTR) 60 Kit v2	☑	2010 - Q1
xTAG® Cystic Fibrosis (CFTR) 71 Kit v2			☑	2009 - Q3
xTAG® Gastrointestinal Pathogen Panel (GPP)	☑	2013 - Q1	☑	2011 - Q2
xTAG® Respiratory Viral Panel (RVP)	☑	2008 - Q1	☑	2007 - Q4
xTAG® Respiratory Viral Panel (RVP) FAST v2			☑	2011 - Q4

We have plans to submit additional assay products to regulatory authorities in 2018, including the FDA and foreign equivalents, for market authorization in order to comply with established guidelines across the jurisdictions in which we participate.

Industry Background

The life sciences industries use assays to detect the presence and characteristics of certain biochemicals, proteins or nucleic acids in a sample. Drug discovery, genetic analysis, pharmacogenomics, clinical diagnostics and general biomedical research all use assays. For example, assays can be used to:

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

The table below briefly describes the key assay technologies in the life sciences industries:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED

Sequencing	Instruments which “read” the nucleotide sequence of DNA or ribonucleic acid (RNA) by a variety of methods including Next Generation Sequencing methods	Biomedical research and clinical diagnostics
BioChips/Microarrays	High-density arrays of DNA fragments or proteins attached to a flat glass or silicon surface	Biomedical research and clinical diagnostics
Automated Immunoassays	Automated test tube-based instruments used for detecting antibodies, proteins and other analytes	Clinical diagnostics
Gels and blots	Physical separation of molecules or analytes for visualization	Biomedical research and clinical diagnostics
PCR methods	Tests which use PCR technology to test DNA and RNA	Nucleic acid testing in clinical diagnostics and biomedical research
Microfluidics chips	Miniaturized liquid handling system on a chip	Biomedical research and clinical diagnostics
Microtiter-plate based assays	Plastic trays with discrete wells in which different types of assays are performed, usually Enzyme-Linked Immuno-Sorbent Assay (ELISA) tests	Drug discovery, clinical diagnostics and biomedical research
Genotyping technologies	DNA primers or probes designed to identify small differences between DNA targets	Drug discovery, clinical diagnostics and biomedical research
Gene expression technologies	DNA primers or probes designed to measure the degree of transcriptional activity of a specific gene, indicating how active the cells are in making the protein encoded by that gene	Drug discovery, clinical diagnostics and biomedical research
Mass Spectrometry	Analytical technique and type of instrument used to identify the mass of ionized molecules or molecular fragments	Blood culture identification, pathogen fingerprinting

The table below briefly describes our key systems, technologies and our related revenue streams:

SYSTEMS	TECHNOLOGIES	REVENUE STREAM

Luminex® 100/200™	xMAP Technology	LTG / MDx
FLEXMAP® 3D	xMAP Technology	LTG / MDx
MAGPIX®	xMAP Technology	LTG / MDx
ARIES® and ARIES® M1	xTAG® and MultiCode Technologies	MDx
VERIGENE®	NanoGrid Technology	MDx

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

Our research and development and our acquisition activity has expanded the breadth of technology and solutions we offer our customers to meet their needs. We acquired the MultiCode RTx real-time PCR technology for both quantitative and qualitative low-plex real-time PCR assays and the GenturaDx IDbox sample to answer platform, which is compatible with our MultiCode RTx technology, to provide our customers with a complete system for their real-time PCR assays. The GenturaDx IDbox was further developed and launched as the ARIES® System. A key focus currently is the development of additional assay products for our ARIES® System. The ARIES® System, when combined with our proprietary real-time PCR chemistry and a new menu of highly automated assays that we are developing, is designed to offer a differentiated, easy to use diagnostic solution. The ARIES® System is designed to help clinical diagnostic laboratories overcome their daily challenges: minimizing healthcare cost increases while maintaining the overall quality of healthcare, the scarcity of highly trained laboratory personnel and limited lab bench space. The ARIES® System offers barcode-based data entry, an efficient workflow, a slim design that occupies minimal bench space, universal assay protocols that enable true walkaway automation and ability to simplify laboratory developed tests (LDTs).

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

Testing for gastrointestinal pathogens has traditionally been labor-intensive, unpleasant for technologists to perform, has low sensitivity, and can take as long as five to seven days to produce definitive results.  The VERIGENE C. difficile Test for healthcare-acquired diarrhea with 027 hypervirulent strain differentiation and VERIGENE Enteric Pathogens Test for community-acquired diarrhea with nine bacterial and viral targets require less than five minutes of user hands-on time and deliver comprehensive results directly from a stool sample in less than two hours. As a result, the VERIGENE System provides earlier optimization for patient treatment and improved laboratory and hospital efficiency.

Influenza is highly contagious and affects up to 20% of the U.S. population each year. It is responsible for more than 200,000 hospitalizations, and as many as 49,000 deaths, each year depending on the severity of the season.  Influenza can lead to serious complications such as pneumonia, bronchitis, sinus infections, and a general worsening of chronic conditions.  Respiratory pathogens are responsible for more than one billion annual cases of the common cold and other related illnesses. They are recognized as a serious contributor to respiratory ailments in children, the elderly, and the immunocompromised and are commonly mistreated with unnecessary antibiotics due to delays in diagnosis. The VERIGENE Respiratory Pathogens Flex (RP Flex) provides viral identification information clinicians need to select appropriate treatment for their patients. VERIGENE RP Flex can limit misuse and overuse of antibiotics, which are ineffective and not indicated for viral infections, and it can provide results within two hours.

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

We have continued the development of the VERIGENE II System. We currently expect to initiate clinical studies on the system and its first assay in 2018 and commercially launch the VERIGENE II System in 2019.

In the fourth quarter of 2015, we launched our sample to answer platform, ARIES® System. We also received FDA clearance for a number of assays that run on the ARIES® System as noted on page 4. We have plans to submit additional assay products to regulatory authorities in 2018, including the FDA and foreign equivalents, for market authorizations.

In addition, we are collaborating with industry participants, biomedical research institutions and government entities to develop additional products on our platform. We continuously consider other adjacent markets where our platform and assay offerings would be beneficial.

We have improved the simplicity and ease of use of our multiplex products through the development of a new version of our multiplex PCR technology. This new NxTAG chemistry enables customers to experience streamlined workflow without sacrificing throughput. We recognize that the crucial aspect of our current technology that we want to preserve for our larger customers is the ability to process samples from 1 to 96 patients in a single batch. This throughput flexibility and capacity is a crucial aspect for tests like our xTAG Respiratory Viral Panel (RVP), in which seasonality and local outbreaks can cause testing volumes to surge unpredictably. We offer the convenience of a one-step workflow with the throughput of a batch-based system. In addition, products using this new chemistry are expected to have the convenience of room temperature shipping and storage. We released our NxTAG RPP product in 2015. Additionally, we continue pursuing projects such as the development of consumables, automation, software and the expansion and enhancement of our multiplexing capabilities to advance our technologies and market acceptance.

In the second half of 2016, we began investigation into development of a next generation bead-based multiplexing instrument.  This new system would provide the opportunity to address both expanding and evolving market needs, plus an opportunity for existing users to upgrade to a refreshed version of bead-based multiplexing. After determining requisite performance criteria, we commenced the development of this new system utilizing third party resources.  We currently expect to have a prototype in the first half of 2018 and a commercial launch in 2019.

•	Actively pursuing acquisitions that could accelerate our business strategies

We utilize analytical tools and an evaluation template to assess potential acquisition targets to accelerate our business strategies in the key markets described above. This approach led to several successful acquisitions historically, including GenturaDx, which is the foundation of our ARIES® System, and the acquisition of Nanosphere, which is the foundation of the VERIGENE System. We actively evaluate opportunities to enhance our capabilities or our access to targeted markets or technologies, or provide us other advantages in executing our business strategies in our key markets.

•	Continue to develop the partnership channel focused in select key markets

As of December 31, 2017, 53 of our 73 strategic partners have developed and commercialized xMAP based assay products and are paying royalties to us. We also have strategic partners who distribute Luminex products. During 2017, the 53 strategic partners who have commercialized xMAP based assay products accounted for approximately 58% of our total revenue and all of our strategic partners represented approximately 61% of our total revenue. We intend to continue pursuing opportunities to expand market acceptance of xMAP technology through development, marketing and distribution partnerships with leading companies in the life sciences markets. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base. Furthermore, our partners’ investments in research and development for xMAP applications provide Luminex xMAP customers with more assay product options than any one company or Luminex could develop and commercialize individually.

We continue to focus our commercialization efforts through our strategic partners covering large sectors of the life science research market, where Luminex believes it has competitive advantages over alternative technologies and approaches. We define strategic partners as those companies in the life sciences markets that develop and distribute assays and tests on xMAP technology or may only distribute our xMAP technology based systems and consumables. With our partners’ support and through our direct commercial efforts in the molecular diagnostics clinical laboratory segment, we have targeted major pharmaceutical companies, large clinical laboratories, research institutions and major medical institutions for our principal marketing efforts. We believe that these customers provide the greatest opportunity for maximizing the use of xMAP based products and that continued adoption by these industry leaders will promote wider market acceptance of our xMAP technology.

Products

Instruments

Luminex® 100/200™. The Luminex 100/200 Systems are compact analyzers that integrate fluidics, optics and digital signal processing to perform up to 100 assays simultaneously in a single tube or well of a microtiter plate using only a small amount of sample. By combining lasers with digital signal processors and microcontrollers, these systems perform rapid, multi-analyte profiles under the control of a Windows-based personal computer and our proprietary software.

FLEXMAP® 3D. The FLEXMAP 3D System is intended for use as a general laboratory instrument in markets, including but not limited to life science research and diagnostics. This device can simultaneously measure up to 500 analytes from a single sample and offers increased speed and enhanced ease-of-use and serviceability. Like our Luminex 100/200 Systems, the FLEXMAP 3D System combines lasers with digital signal processors and microcontrollers and these systems perform rapid, multi-analyte profiles under the control of a Windows-based personal computer and our proprietary software.

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

ARIES®. The ARIES® System is a sample to answer real-time PCR platform. The ARIES® System uses internal barcode scanning and other advanced features to minimize operator errors. Two independent modules each support from one to six cassettes, allowing for both STAT and Batch testing. The ARIES® System can run both IVD assays and MultiCode® ASRs simultaneously with a common Universal Assay Protocol. An integrated touchscreen computer eliminates the need for a separate computer, stand-alone keyboard and mouse; thus maximizing valuable bench space.

ARIES® M1. The ARIES® M1 System is a single-module version of the ARIES® System. It shares the same cassette-based sample to answer molecular diagnostic workflow as the ARIES® System, reducing hands-on time and simplifying operations. Like its predecessor, the ARIES® M1 System is also able to run up to 6 different assays in different sample types in a random batch via Universal Assay Protocol, including laboratory developed tests (LDT).

VERIGENE®. The VERIGENE System consists of a microfluidics processor, a touchscreen reader and disposable test cartridges. The microfluidics processor interacts with and manipulates various functional components of the test cartridge, accomplishing a number of necessary steps, including target binding to the nucleic acid, gold nanoparticle probe hybridization, intermediate washes and signal amplification. The reader houses the optical detection module that illuminates the test slide and automated spot recognition software analyzes the resulting signal intensities and provides the test results. The reader also serves as the control station for the VERIGENE System and features a simple and intuitive touchscreen interface that allows users to track samples and test cartridges, initiate and monitor test processing, analyze results and generate reports. The reader is web-enabled to allow remote access to results and reports.

Consumables

MicroPlex® Microspheres. Our Luminex 100/200, FLEXMAP 3D and MAGPIX systems use polystyrene microspheres that are approximately 5.6 microns in diameter. We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to 100 distinct color sets. Each microsphere can be coupled with proteins, nucleic acids or other molecules to enable biological assays.

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

xTAG® Microspheres. These dyed microspheres are linked to a set of 100 proprietary nucleic acid capture sequences providing a “universal array” for DNA and RNA work. They are designed for conducting genotyping and other nucleic acid-based experiments in the life sciences, pharmaceutical and clinical diagnostic markets. When used in conjunction with our Luminex systems, xTAG microspheres are designed to simplify the molecular assay development process and increase assay flexibility. xTAG microspheres may be used by customers to develop LDT assays and are used in Luminex's xTAG assay kits.

SeroMAP™ Microspheres. These 100 distinct sets of microspheres are designed for specific protein-based serological applications. Certain Luminex partners use this product for enhanced sensitivity in serum-based assays.

Calibration and Control Microspheres. Calibration microspheres are microspheres of known fluorescent light intensities used to calibrate the settings for the classification and reporter channel for the Luminex systems. Control microspheres are microspheres that are used to verify the calibration and optical integrity for both the classification and reporter channels for the various systems.

Software

xPONENT®. Our xPONENT software is included in all of our xMAP instruments and enhances both ease-of-use and automation capabilities expanding xMAP functionality in our core markets. The software suite incorporates important features, all designed to simplify laboratory workflow and increase productivity, including enhanced security (21 CFR Part 11 compliance and electronic signatures), integration capabilities that allow customers to transmit and receive data from Laboratory Information Systems (LIS/LIMS), integration with the most popular automated sample preparation systems, the ability to run magnetic bead applications and touch-screen capability. xPONENT is sold on new Luminex 100/200, FLEXMAP 3D, and MAGPIX Systems and is available as an upgrade to existing Luminex systems in the marketplace.

SYNCTTM. Our SYNCT data management software solution compiles data from multiple ARIES® and xMAP Systems assisting laboratories to better leverage their data to decrease laboratory costs and improve patient care.

Clinical Diagnostic Assay Product Families

A product family consists of two or more assay products that are focused on similar or related markets. Each assay consists of a combination of chemical and biological reagents and our proprietary technologies used to perform diagnostic and research assays on samples. As of February 23, 2018, the following product families are commercially available:

xTAG Assays and Product Family

This family of products includes infectious disease panels and genetic testing panels that utilize Luminex xMAP bead-based detection platforms in combination with proprietary molecular chemistries. The xTAG infectious disease IVD products enable our laboratory end users to identify the causative agent for respiratory and gastrointestinal infections, which are major cause of illness and mortality globally. The xTAG Assay Products for genetic testing include several IVD kits for cystic fibrosis (CF) genotyping and a number of pharmacogenetic assays that may be used to profile genetic mutations related to drug metabolism.

MultiCode Assays and Product Family

This product family includes our FDA-cleared HSV 1&2 Assay as well as a number of ASRs and other products. These products are generally designed to detect infectious agents in clinical samples using our proprietary MultiCode RTx real-time PCR chemistry. We carry a diverse portfolio of bacterial, viral, fungal, and protozoan pathogen primers for global laboratory professionals.

ARIES® Assays and Product Family

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

This product family includes our FDA-cleared and CE-marked ARIES® HSV 1&2 Assay, ARIES® Flu A/B & RSV Assay, ARIES® Group B Strep Assay, ARIES® Group A Strep Assay, ARIES® Bordetella Assay, and ARIES® C. difficile Assay. Additional ARIES® assays are in development.

VERIGENE Assays and Product Family

VERIGENE Cartridges. VERIGENE test cartridges are single-use, self-contained test units comprised of i) a reagent pack, which is a microfluidic cassette that contains all of the hybridization reagents needed for a single test that also captures the waste materials generated during test processing, and ii) a substrate holder, which contains a glass slide that serves as a solid support for the microarray used to capture targeted nucleic acids. Each test cartridge is designed for multiplex analyses of one patient sample.

This product family includes our FDA-cleared VERIGENE Bloodstream Infection tests, VERIGENE Gastrointestinal Infection tests, including the VERIGENE C. difficile Test and the VERIGENE Enteric Pathogens Test, and the VERIGENE Respiratory Pathogens Flex Test, as well as other VERIGENE and next generation assays in development.

In addition to the commercially available assays, we are an original equipment manufacturer (OEM) of custom reagents and instrumentation for certain of our customers.

Sales and Marketing

Our molecular diagnostic sales and marketing strategy is to expand the installed base and utilization of xMAP, xTAG, NxTAG, ARIES® and VERIGENE product lines. Our LTG is focused on generating recurring revenues from the sale of Luminex developed assays, microspheres and other consumables, as well as from royalties on kits and testing services developed or performed by partners. We have two key elements to our sales and marketing strategy: i) marketing internally developed assays directly to end users and ii) building and maintaining long-term relationships with Luminex’s strategic partners. Luminex's strategic partners include immune/clinical diagnostic, protein diagnostic, pharmaceutical and life sciences companies that develop applications and/or perform testing using our technology platforms. Some partners also distribute xMAP systems to their customers.

We sell the xTAG, NxTAG, MultiCode, ARIES® and VERIGENE product lines primarily through a direct sales channel. Building a direct relationship with customers is a critical component of Luminex's sales and marketing strategy to launch new, innovative products such as NxTAG RPP, the ARIES® Systems and VERIGENE Systems. In addition, we market and sell our clinical diagnostics products at the Group Purchasing Organization (GPO) and Integrated Healthcare Delivery Network (IDN) levels. These efforts support and enable our selling efforts to individual laboratories, for example by contracting with GPOs to provide standardized pricing and terms for member hospitals.

The ARIES® System program began with the acquisition of GenturaDx to secure a real-time PCR system for the previously acquired EraGen® MultiCode product line. After the acquisition of GenturaDx, we obtained customer feedback that ultimately transformed the GenturaDx IDbox into the ARIES® System for targeted testing. Customer feedback was critically important and resulted in a system designed to better meet customer needs, including eliminating the external computer in lieu of an integrated touchscreen. ARIES® Systems take up less bench space than competitive systems. In addition, the unique cassette design and off instrument user defined protocol application enables customers to run LDTs and ASRs along with their IVD assays. Finally, SYNCTTM, an innovative data management software solution that compiles data from multiple ARIES® and xMAP Systems, was released at the end of 2015. Enabling user defined protocols will help accelerate Luminex's menu pipeline, and SYNCT meets customer needs in the laboratory, assisting laboratories to better leverage their data to decrease laboratory costs and improve patient care.

The acquisition of Nanosphere and its VERIGENE System allowed us to move into syndromic testing in three clinical high-impact areas:  infections in the bloodstream, respiratory tract, and gastrointestinal tract.  In all three areas, determination of infectious agent(s) has to be accomplished with speed from a long list of potential candidates.  The VERIGENE System offers automated, cost-effective multiplex capabilities that rapidly and accurately detect infectious pathogens and drug resistance markers, without relying on time-consuming culture methods. In addition, the VERIGENE System enables a unique flex approach to ordering and billing that allows laboratories the flexibility to use and pay for only the specific tests needed for each patient. Delivery of this time-critical information enables clinicians to provide targeted patient care more quickly, potentially leading to improved patient outcomes, lower costs, optimized antibiotic therapy, reduced spread of antibiotic resistance, and most importantly, saved lives. The introduction of the ARIES® and VERIGENE Systems allows us access to moderate-complexity laboratories, including microbiology labs, increasing our overall market opportunity as these Systems can perform both high and low multiplexed assays.

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

We update our LTG listing regularly to reflect results of partner consolidations due to mergers and acquisitions, commercial sales inactivity, as well as termination or expiration of existing non-performing partner agreements. As of December 31, 2017, we had 73 strategic partners, compared to 75 strategic partners as of December 31, 2016. During 2017, 53 strategic partners with commercialized products utilizing xMAP technology submitted royalties. As of December 31, 2017, 53 of these strategic partners with commercialized products remain, of which 32 companies principally serve the clinical diagnostics market and 21 companies principally serve the life science research market. Revenues through these commercialized, royalty-submitting, strategic partners constituted 58% of our revenues for 2017. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ assay development capabilities, customer relationships and distribution channels, we believe that we can continue to achieve measurable market penetration and product adoption. Our current partners are in various stages of development and commercialization of products that incorporate our technology.

We also serve as an OEM provider for certain strategic partners that choose to sell components of the xMAP product line as an embedded system under their own branding and marketing efforts.

Customers

In each of the last three years, two customers or partners each accounted for more than 10% of our total revenues. LabCorp accounted for 20%, 20% and 24% of our total revenues and Thermo Fisher Scientific Inc. accounted for 15%, 13% and 13% of our total revenues in 2017, 2016 and 2015, respectively. No other customer or partner accounted for more than 10% of our total revenues in 2017, 2016 or 2015; however, Bio-Rad Laboratories, Inc. accounted for 6%, 7% and 8% of our total revenues in 2017, 2016 and 2015, respectively. The loss of any of these customers or partners (including LabCorp’s decision to move to an alternative vendor for women’s health products in 2018 discussed further on Page 23) could have a material adverse effect or our business, financial condition and results of operations.

International Operations

We currently ship our products to a number of customers outside the United States, primarily including customers in Canada, Europe and the Asia-Pacific region. For the annual periods ended December 31, 2017, 2016 and 2015, foreign shipments to customers totaled $49.7 million, $47.9 million, and $37.3 million, respectively, representing 16%, 18% and 16%, respectively, of our total revenues for such periods. We have foreign subsidiaries in Canada, the Netherlands, the People’s Republic of China, Japan, and Hong Kong, which increase our international support, service and marketing capabilities. Sales to territories outside of the U.S. are primarily denominated in U.S. dollars. We believe that our activities in some countries outside the U.S. involve greater risk than our domestic business due to foreign economic conditions, exchange rate fluctuations, local commercial and economic policies and political uncertainties. See Note 16 to our Consolidated Financial Statements.

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

Research and Development

Our research and development groups work to develop next generation systems, chemistries, assays and software to provide new, innovative products to our customers. Our research and development expense for the years ended December 31, 2017, 2016 and 2015, was $45.7 million, $48.7 million and $42.7 million, respectively, including customer-sponsored research funding of $0.0 million, $0.0 million and $0.4 million, respectively.

Our current research and development projects include:

•	New platform and technology development

Our research and development group has been working on the development of the next generation, sample-to-answer, molecular diagnostic, automated VERIGENE II System. This involves the final design and development of the instrument, consumables and software as well as the development of a menu of assay products for that system. We currently expect to initiate clinical studies on the system and its first assay in 2018.

•	New sample to answer menu development

Our research and development group has been working on a pipeline of new targeted and syndromic assays for use on the ARIES®, VERIGENE and the next generation VERIGENE II Systems. These automated assays are primarily in the area of infectious disease testing.

•	Partnership projects

Luminex has invested in a small early stage company, which, if successful, could provide an updated xMAP platform. Luminex on occasion collaborates on other partnered research programs.

Manufacturing

Luminex has approximately 109,600 square feet of leased manufacturing space, including space located at our principal executive offices in Austin, Texas (59,600 square feet), in Madison, Wisconsin (12,000 square feet), in Toronto, Canada (11,700 square feet), and in Northbrook, Illinois (26,300 square feet).

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

Instruments

Component suppliers and contract manufacturers provide certain components and component assemblies of our xMAP and ARIES® Systems. The remaining assembly and manufacturing of our systems are performed at our facilities in Austin, Texas and Northbrook, Illinois. The quality control and quality assurance protocols are all performed at our facilities. Parts and component assemblies that comprise our technology systems are obtained from a number of sources. We have identified alternate sources of supply for several of our strategic parts and component assemblies. Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. As of December 31, 2017, a total of 14,848 Luminex multiplexing analyzers have been shipped since 1999, some of which may be retired or otherwise not in use.

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

Assays and Reagents

Component suppliers and contract manufacturers produce certain components of our developed reagents. The remaining assembly and manufacturing of our on-market kits are performed at one of our facilities in Austin, Texas, Toronto, Canada, Madison, Wisconsin, or Northbrook, Illinois. The quality control and quality assurance protocols are all performed at our facilities. Reagents, consumables and other raw material that comprise our kits are obtained from a number of sources.

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

Competition

We design our xMAP systems and consumables for use by customers across the various segments of the life sciences, pharmaceutical and clinical diagnostic industries. Our xTAG, NxTAG, MultiCode, ARIES® and VERIGENE products are developed specifically for the molecular diagnostic segment. Our competition includes companies marketing conventional testing products based on established technologies such as ELISA, real-time PCR, mass spectrometry, gene sequencing, biochips, arrays and flow-based technologies as well as next generation sequencing and companies developing their own advanced testing technologies.

The pharmaceutical industry is a large market for the genomic, protein and high-throughput screening applications supported by xMAP technology. In each application area, Luminex faces a different set of competitors. Genomic and protein testing can be performed by products available from Affymetrix, Inc. (a Thermo Fisher Scientific Inc. brand), Life Technologies Corporation (a Thermo Fisher Scientific Inc. brand), Becton, Dickinson and Company, Illumina, Inc., Qiagen N.V., Meso Scale Discovery (a division of Meso Scale Diagnostics LLC), Quanterix Corporation, PerkinElmer, Inc., Bio-Rad Laboratories, Inc., and others.

Our diagnostic market competitors include, among others, Abbott Laboratories, Life Technologies Corporation (a Thermo Fisher Scientific Inc. brand), BioFire Diagnostics, LLC (a bioMérieux company), Cepheid (a Danaher Corporation company), GenMark Dx, Roche Diagnostics, Siemens Medical Solutions, Hologic, Inc., Alere (now part of Abbott Laboratories), Quidel Corporation, Focus Diagnostics (DiaSorin S.p.A), T2 Biosystems, Inc., Accelerate Diagnostics, Inc., Meridian Bioscience, Inc., and Illumina, Inc. Some of these companies have technologies that can run a variety of established assays. In addition, certain of these companies offer integrated systems and laboratory automation that are designed to meet the need for improved work efficiencies in the clinical laboratory.

Competition within the academic biomedical research market is highly fragmented. There are hundreds of suppliers to this market including, among others, Amersham Pharmacia Biotech, a part of GE Healthcare, Life Technologies Corporation (a Thermo Fisher Scientific Inc. brand) and Becton, Dickinson and Company.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality agreements.  We have filed for registration or obtained registration for trademarks used with our products and key technologies.

We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our current and anticipated customer base. We currently own 585 issued patents worldwide directed to various aspects and applications of our products and technology, including 178 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technology include, among others, France, Germany, the United Kingdom, Australia, Japan, Netherlands, Canada, Hong Kong and China. Our patent portfolio also includes 156 pending patent applications in the United States and other foreign jurisdictions.  We believe our patents and pending patent applications provide, or will provide, protection for systems and technologies that allow real-time multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold patents covering the precision-dyeing process used in the manufacture of our fluorescent microspheres and patents covering digital over-sampling to measure the area of a fluorescence pulse instead of “peak detection,” giving increased sensitivity with no lost events. In addition, multiple granted patents and pending applications describe aspects of Multicode technology, xTAG technology, nanoparticle technology, the ARIES® and VERIGENE Systems and NxTAG technology.

The source code for our proprietary software is protected as a trade secret and/or as a copyrighted work. Aspects of this software also are covered by an issued patent.

We also rely on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with strategic partners, third parties, employees and consultants. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original works of expression and any corresponding patents and copyrights arising from their work for us. See Item 1A, Risk Factors - "The property rights we rely upon to protect the technologies underlying our products may not be adequate to maintain market exclusivity. Inadequate intellectual property protection could enable third parties to exploit our technologies or use very similar technologies and could reduce our ability to distinguish our products in the market."

Government Regulation

Our products are generally considered medical devices and are subject to regulation by numerous government agencies, including the FDA and similar agencies outside the United States. To varying degrees, each of these agencies require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices. Our business is also affected by the United States and foreign patient privacy laws, cost containment initiatives and environmental health and safety laws and regulations. The primary laws and regulations that are particularly relevant to our business are described below.

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

Numerous post-marketing regulatory requirements apply for our products, including, certain record keeping and reporting requirements, such as FDA’s medical device and corrections/removal reporting regulations. The FDA enforces its requirements by inspection and market surveillance. FDA has authority to take various administrative and legal actions against us if we or our products fail to comply with relevant legal or regulatory requirements. Such could include warning letters, product seizures, product recalls or withdrawals and/or other civil or criminal sanctions.

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

Consideration of Research Use Only products, including genetic analysis tools, and the process and extent of regulating Laboratory Developed tests in which our technology may be used, is presently underway at the Agency. The nature and extent of rule changes and policy initiatives, and its effects on present and future products, and impact on our business in this area cannot be predicted.

Laboratories that purchase certain of our products are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), which requires laboratories to meet specified standards in areas such as personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Adverse interpretations of current CLIA regulations or future changes in CLIA regulations could have an adverse effect on sales of any affected products.

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

Foreign Jurisdictions

Medical device laws and regulations are also in effect in many countries outside of the United States ranging from comprehensive pre-approval requirements for medical products, to simpler requests for product data or certification. The number and scope of these requirements is increasing. There can be no assurance that we, and our strategic partners, will be able to obtain any approvals that may be required to market xMAP or other technology products outside the United States. In addition, we may incur significant initial and/or ongoing costs in obtaining or maintaining our foreign regulatory approvals. Further, the export by us of products that have not yet been cleared for domestic commercial distribution is subject to FDA and other export requirements and/or restrictions.

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

WEEE

The European Community Council Directive 2002/96/EC on Waste Electrical and Electronic Equipment (WEEE) outlines the responsibility for the disposal of waste electrical and electronic equipment. Compliance with WEEE is placed with the manufacturers of such equipment. Those manufacturers are required to establish an infrastructure for collecting WEEE, in such a way that users of electrical and electronic equipment from private households should have the ability of returning WEEE at least free of charge.  All Luminex-manufactured equipment is in compliance with this directive. Since August 13, 2005, we have been in compliance with the requirements regarding the labeling and disposal of our products containing electronic devices in each of the EU member states where our regulated products are distributed.

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

Other Government Regulations

Our operations in the United States are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and state and federal marketing compliance laws. These laws may impact our operations directly or indirectly through our customers and may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. We are also subject to statutes in foreign jurisdictions that prohibit commercial bribery and certain activities with customers or potential customers. The laws that may affect our ability to operate include the following foreign laws, federal laws and their counterparts at the state level in addition to various implementing regulations:

•the federal Anti-Kickback Statute and state anti-kickback prohibitions;
•the federal physician self-referral prohibition, commonly known as the Stark Law, and state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing privacy, security and breach notification regulations;
•the Civil Monetary Penalties Law and related exclusion provisions;
•the federal False Claims Act and state equivalents;
•the U. K. Bribery Act of 2010;
•the Foreign Corrupt Practices Act, which applies to our international activities; and
•the Physician Payment Sunshine Act.

Other

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (Affordable Care Act), provides for a medical device excise tax of 2.3% of the sale price on non-exempt medical devices. The Internal Revenue Service implemented this tax on manufacturers, producers and importers in 2013, but the tax was subject to a moratorium beginning in 2016 which Congress has effectively extended through December 31, 2019. The medical device tax has not had, nor do we expect it to have, a material impact on our operations.

The Affordable Care Act resulted in extensive changes across the healthcare system, affecting coverage, delivery and reimbursement of services. However, there is substantial uncertainty regarding the future of the Affordable Care Act. The presidential administration and certain members of Congress have expressed their intent to repeal or make significant changes to the Affordable Care Act, its implementation or its interpretation. It is possible that the Affordable Care Act, uncertainty regarding its repeal or significant changes to the law or other health reform efforts will adversely affect our customers and strategic partners, which could cause them to reduce or delay the purchase of our systems or to demand reduced fees.

Employees

As of February 23, 2018 and December 31, 2017, respectively, we had a total of 922 and 896 employees and contract employees, as compared with 936 as of December 31, 2016. The year over year decrease is primarily the result of the realization of synergies from the Nanosphere acquisition, which was completed on June 30, 2016. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

Seasonality

Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, sales of our Respiratory Viral products have demonstrated seasonal fluctuations consistent with the onset and decline of influenza-like illnesses.

Financial information relating to our business for the years ended December 31, 2017, 2016 and 2015 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

2016 Reorganization

The Company conducted a reorganization in December 2016 following the acquisition of Nanosphere on June 30, 2016, and to better focus on the Company's core business. The reorganization included a headcount reduction of approximately 40 employees, a reallocation of responsibilities within the research and development organization and a significant reduction of biodefense efforts.  As a result of the organizational change, the Company eliminated approximately 4% of its aggregate workforce. The Company recognized a charge of approximately $2.5 million in the fourth quarter of 2016 in conjunction with these activities.

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

Luminex was incorporated under the laws of the State of Texas in May 1995 and reincorporated in the State of Delaware in February 2000.

Executive Officers of the Registrant as of February 23, 2018

Name	Age	Position

Nachum Shamir	64	President and Chief Executive Officer
Harriss T. Currie	56	Chief Financial Officer, Senior Vice President, Finance and Treasurer
Todd C. Bennett	48	Senior Vice President, Global Sales and Customer Operations
Chuck Collins	41	Senior Vice President, Research and Development
Nancy M. Fairchild	64	Senior Vice President, Human Resources
Randall J. Myers	56	Senior Vice President, Global Manufacturing and Quality
Richard W. Rew II	50	Senior Vice President, General Counsel and Corporate Secretary

Nachum Shamir. Mr. Shamir joined the Company on October 14, 2014 as President and Chief Executive Officer and was elected to our Board. From 2006 to 2014, Mr. Shamir was the President, Chief Executive Officer and Director of Given Imaging Ltd. ("Given"), a developer of the PillCam capsule and manufacturer and marketer of diagnostic products for the visualization and detection of disorders of the gastrointestinal tract, which was acquired by Covidien PLC in early 2014. Mr. Shamir currently serves on the board of directors of Invendo Medical GmbH, a manufacturer and distributor of a single use and computer-assisted colonoscopy system. Mr. Shamir holds a Bachelor of Science from the Hebrew University of Jerusalem and a Masters of Public Administration from Harvard University.

Harriss T. Currie. Mr. Currie served the Company as Vice President, Finance, Treasurer and Chief Financial Officer since October of 2002 and was appointed Senior Vice President, Finance (as well as Chief Financial Officer and Treasurer) of the Company in March 2013. Since joining the Company in November of 1998, Mr. Currie previously served in the capacities of Controller and Treasurer. Prior to joining us, he was employed as the chief financial officer, secretary and treasurer of SpectraCell Laboratories, a specialized clinical testing laboratory company, from 1993 to 1998 where he also served as vice president of finance for two subsidiary companies. Mr. Currie earned his B.B.A. from Southwestern University and his M.B.A. in Finance and Marketing from the University of Texas at Austin. Prior to returning to graduate school for his M.B.A., Mr. Currie was a certified public accountant with Deloitte & Touche LLP.

Todd C. Bennett. Mr. Bennett joined the Company in October 2012 as General Manager, Americas. Mr. Bennett was promoted to Vice President, Global Sales and Customer Operations in July 2015 and to Senior Vice President, Global Sales and Customer Operations in November 2016. From January 2007 through March 2012, Mr. Bennett was the Vice President of Sales and then promoted to Vice President of Commercial Operations at Immucor, Inc., a provider of transfusion and transplantation products, where he was responsible for Commercial Operations (Sales, Global Marketing, Customer Service functions). Prior to Immucor, Mr. Bennett held various commercial leadership roles at Roche Diagnostics and Abbott Laboratories dating to 1994. Mr. Bennett holds a B.S. in Business Administration with an emphasis in finance from the Max M. Fisher College of Business at The Ohio State University in Columbus, Ohio.

Chuck Collins. Dr. Collins joined the Company in January 2006 as Senior Scientist. Dr. Collins was promoted to Director, Advanced Technology Group in January of 2008, and to Senior Director, Advanced Technology Group in August 2010. Dr. Collins then expanded his role with a promotion to Vice President, Systems R&D in May of 2012 and to Senior Vice President, R&D in January 2018. From August 2002 to January 2006, Dr. Collins was a Research Scientist at The U.S. Army Research Laboratory, developing ultraviolet LEDs, laser diodes, and photodetectors. Dr. Collins earned his BS in Electrical Engineering from Trinity University and received his Masters and PhD degrees in Electrical Engineering from The University of Texas at Austin.

Nancy M. Fairchild. Ms. Fairchild joined the Company as Senior Director, Human Resources in March 2010.  She was promoted to Vice President, Human Resources in August 2012 and to Senior Vice President, Human Resources in January 2015.  Prior to joining the Company, Ms. Fairchild served from 2006 to 2010 as Chief Administrative Officer and Vice President of Human Resources and Organizational Development for the Electric Reliability Council of Texas which provides the energy grid services for Texas. In this role she managed Strategic Planning, Project Management, Facilities and Human Resources.  Earlier in her career, she served as Vice President, Human Resources for Esoterix, Inc., an international healthcare company specializing in laboratory services, from 2001 to 2006, the Senior Vice President of Human Resources for Southern Union Company, a large natural gas conglomerate, from 1989 to 2001, and President of EnergyWorX, a training subsidiary, from 1996 to 2000. Ms. Fairchild is currently a member of the Board of Directors and Chair of the Audit Committee for Workforce Solutions, a local workforce development board in Texas, representing the biotech sector. She graduated with highest honors from Texas State University with a B.S. degree in Math Education and an M.S. degree in Counseling.

Randall J. Myers. Mr. Myers joined the Company as Senior Vice President, Global Manufacturing and Quality, in March 2015. Prior to joining the Company, Mr. Myers accepted an early retirement from Applied Materials, Inc. (Applied Materials), a supplier of equipment services and software to enable the manufacture of semiconductor, flat panel display, glass, WEB and solar products, in 2012 and had been consulting in supply chain and manufacturing operations since that time. Prior to his retirement from Applied Materials, Mr. Myers held various positions at Applied Materials in manufacturing and operations from 1995-2012. In his final position with Applied Materials, Mr. Myers was Vice President of the Silicon Systems Group Global Planning & Business Operations. Mr. Myers attended Kettering University where he obtained a B.S. in Electrical Engineering.

Richard W. Rew II. Mr. Rew joined the Company as Vice President, General Counsel and Corporate Secretary in March 2015. Prior to joining the Company, Mr. Rew served as Senior Vice President, General Counsel and Secretary at ArthroCare Corporation (ArthroCare), a medical device company, from December 2008 until it was acquired by Smith & Nephew in 2014. Mr. Rew joined ArthroCare in 2006 as its Vice President, Legal Affairs. Mr. Rew previously served as General Counsel of Activant Solutions Inc. from 2000 to 2006 and as General Counsel of EZCORP, Inc. from 1996 to 2000. Mr. Rew earned a B.A. in the Plan II Honors Program from the University of Texas at Austin and a J.D. from the University of Oklahoma College of Law. Mr. Rew is a member of the State Bar of Texas.

ITEM 1A. RISK FACTORS

The life sciences industries are highly competitive and subject to rapid technological change, and we may not have the technologies and resources necessary to compete successfully.

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

The life sciences industries are characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products or those of our partners obsolete or uneconomical by technological advances, including the introduction or existence of, competing products or technologies that may be more effective, cheaper or easier to use than our products and technologies. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products as we await regulatory approvals, while customers evaluate these new products, or if customers choose to purchase the new products instead of legacy products. We may also encounter other problems in the process of delivering new products to the marketplace such as problems related to design, development, supply chain or manufacturing of such products, and as a result we may be unsuccessful in selling such products. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.

Several companies provide systems and reagents for DNA amplification or detection. Life Technologies Corporation (a Thermo Fisher Scientific Inc. brand) and F. Hoffman-La Roche Ltd. (Roche) sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Life Technologies Corporation (a Thermo Fisher Scientific Inc. brand), Roche, Abbott Laboratories, Becton Dickinson and Company, Qiagen N.V., Hologic, Inc., Meridian Bioscience, Inc., bioMérieux S.A., Illumina, Inc. and Quidel Corporation sell sequence detection systems, some with separate robotic batch DNA purification systems, and they also sell reagents to the clinical diagnostics market. Other companies offer molecular diagnostic tests. Additionally, we anticipate that in the future, additional competitors will emerge that offer a broad range of competing products, including increasing adoption of competitive products based on mass spectrometry and next generation sequences test technologies.

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

Currently, a limited number of direct customers and strategic partners account for a significant portion of our revenue and the loss of any one of these or their inability to perform to expectations could have a material adverse effect on our business, financial condition, and results of operations. Our success depends significantly on the establishment and maintenance of successful relationships with our direct customers and strategic partners.

LabCorp, Thermo Fisher Scientific Inc., and Bio-Rad Laboratories, Inc., accounted for 41% of total revenue (20%, 15% and 6%, respectively) in the twelve months ended December 31, 2017. For comparative purposes, these same three companies accounted for 40% of total revenue (20%, 13% and 7%, respectively) in the twelve months ended December 31, 2016 and 45% of total revenue (24%, 13% and 8%, respectively) in the twelve months ended December 31, 2015.   No other customer accounted for more than 5% of total revenue during the twelve months ended December 31, 2017.  In total, for the years ended December 31, 2017 and 2016, our top five customers accounted for 48% and 49%, respectively, of our total revenue.  The loss of any of our significant direct customers, strategic partners, or the loss of a material portion of the sales to these customers or partners could have a material adverse effect on our growth and future results of operations.

Based upon an extension agreement entered into in the third quarter of 2017, the Company will continue to sell its CF products to the Company’s largest customer, LabCorp, through the end of 2019, after which LabCorp may transfer its CF business to an alternative technology. Also, as previously stated in our Annual Report on Form 10-K for the year ended December 31, 2016, LabCorp has elected to develop the next iteration of one of their women's health products with another party. We have negotiated significant minimum women's health purchases from LabCorp through June 2018, pursuant to which LabCorp committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018. In 2017, LabCorp acquired approximately $36 million of our women's health products. The anticipated future loss of the LabCorp business could have a material adverse effect on our growth and future results of operations if we are unable to effectively attract new customers and/or increase sales with existing customers.

Delays in implementation, delays in obtaining regulatory approval, changes in strategy, or the financial difficulty of our strategic partners for any reason could have a material adverse effect on our business, financial condition, and results of operations.

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

As we pursue the development and registration of products, regulation by governmental authorities in the United States and other countries will be a significant factor in the development, testing, production, and marketing of such products. Products that we develop in the molecular diagnostic markets will be regulated as medical devices by the FDA and other global governmental authorities and may require receipt of clearance following a pre-market notification process prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. Changes to the current regulatory framework, including additional or new regulations, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain regulatory approval of our products.

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

We presently outsource certain aspects of the assembly of our systems to contract manufacturers. Because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We have increased our flexibility to purchase strategic components within shorter lead times by entering into supply agreements with the suppliers of these components. Although we attempt to match our parts inventory and production capabilities to estimates of marketplace demand, to the extent system orders materially vary from our estimates, we may experience continued constraints in our systems production and delivery capacity, which could adversely impact revenue in a given fiscal period. Should our need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials. In an effort to control costs we have implemented a lean production system. Managing the change from discrete to continuous flow production requires time and management commitment. Lean initiatives and limitations in our supply chain capabilities may result in parts shortages that delay shipments and cause fluctuations in revenue.

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

Consequently, in the event that supplies of components or work performed by any of our assemblers are delayed or interrupted, our ability to produce and supply our products could be impaired.

The property rights we rely upon to protect the technologies underlying our products may not be adequate to maintain market exclusivity. Inadequate intellectual property protection could enable third parties to exploit our technologies or use very similar technologies and could reduce our ability to distinguish our products in the market.

Our success depends, in part, on our ability to obtain, protect and enforce patents on our technologies and products and to protect our trade secrets, including the intellectual property of entities we may acquire. Any patents we own may not afford full protection for our technologies and products. Other parties may challenge the validity of our patents and, as a result, our patents could be narrowed or invalidated in administrative or judicial proceedings. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products that are not covered by our patents. Furthermore, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office and certain patent offices in foreign jurisdictions, and the approval or rejection of patent applications may take several years.

We currently own 585 issued patents worldwide, including 178 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technologies include France, Germany, the United Kingdom, Australia, Japan, Netherlands, Canada, Hong Kong and China, amongst others. In addition, our patent portfolio includes 156 pending patent applications in the United States and other foreign jurisdictions.  We also have patents covering key aspects of MultiCode technology, xTAG technology, and nanoparticle technology, utilized in our assay products as well as our ARIES® and VERIGENE Systems and NxTAG technology.

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

In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. These legal proceedings could be expensive, take significant time and/or divert management’s attention from other business concerns. These proceedings may cause us to lose the benefit of some of our intellectual property rights, the loss of which may inhibit or preclude our ability to distinguish our products in the market. These proceedings also may provoke these third parties to assert claims against us. Moreover, a series of recent decisions from the Supreme Court of the United States have arguably weakened United States patent rights, including the Impression Products v. Lexmark case, which expands the scope of the patent exhaustion doctrine to sales of patented products outside of the United States and limits a patent holder's ability to enforce post-sale restrictions under patent law. The patent position of companies like ours generally is highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under patents like ours.

If our current products and our products under development do not become widely used in the life sciences and clinical diagnostics industries, we may not be able to maintain or increase profitability.

Life sciences and clinical diagnostic service provider companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. The commercial success of our products depends upon their widespread adoption as methods to perform assays. In order to be successful, we must convince potential partners and customers to utilize our systems instead of other competing products. Market acceptance depends on many factors, including our ability to:

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

•	convince prospective strategic partners and customers that our products are an attractive alternative to others for research, clinical, biomedical and genetic testing and analysis;

•	encourage these partners to develop and market products using our technologies;

•	manufacture products in sufficient quantities with acceptable quality and at an acceptable cost;

•	obtain and maintain sufficient pricing and royalties from partners on such Luminex products; and

•	place and service sufficient quantities of our products at the level of service required in the life science and clinical diagnostics market segments.

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

•	we may fail to successfully obtain appropriate regulatory approval or clearance for products under development of our acquired businesses;

•	we may be assuming liability for unresolved regulatory risks of our acquired businesses;

•	we may fail to successfully manage relationships with customers, distributors and suppliers of our acquired businesses;

•	our customers may not accept products of our acquired businesses;

•	we may fail to effectively coordinate sales and marketing efforts of our acquired businesses;

•	we may fail to combine product offerings and product lines of our acquired businesses quickly and effectively;

•	we may fail to effectively enhance acquired technology and products to develop new products relating to the acquired businesses;

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

To the extent that we or our strategic partners fail to maintain a high quality level of service and support for xMAP products, there is a risk that the perceived quality of our xMAP products will be diminished in the marketplace. Likewise, we may fail to provide the level, quantity or quality of service expected by the marketplace. This could result in slower adoption rates and lower than anticipated utilization of xMAP products, which could have a material adverse effect on our business, financial condition and results of operations.

If third-party payors continue to increasingly restrict payments for healthcare expenses or fail to adequately pay for multi-analyte testing, we may experience reduced sales, which would hurt our business and our business prospects.

Third-party payors, government-sponsored healthcare programs (e.g., Medicare, Medicaid and Tricare), health maintenance organizations, preferred provider organizations and other private or commercial insurers are continually seeking to reduce healthcare expenses. Payors are challenging the utilization of, and prices charged for, medical services, including clinical diagnostic tests.  The federal government has implemented cost-cutting strategies for government-sponsored healthcare programs, including coverage limitations and reimbursement rate reductions required by the Affordable Care Act.  In 2016, the Centers for Medicare & Medicaid Services (CMS) issued a final rule that significantly revised the reimbursement methodology under the Clinical Diagnostic Laboratory Test Payment System required by the Protecting Access to Medicare Act. Beginning January 1, 2018, payment rates for most tests included in the Clinical Laboratory Fee Schedule are based on commercial insurance rates, which certain laboratories are required to report. The market-based reimbursement rates published for 2018 are generally lower than the 2017 Medicare rates, and further reductions will be phased in through 2022. We expect reimbursement rates to trend down over time. Coverage and reimbursement from commercial payors may also reflect these reductions.

Further cost containment initiatives by governmental or educational entities or programs may reduce funding for genetic research and development activities and slow the growth of the genetic testing market.  Lack of adequate coverage or reimbursement for our products could affect consumer demand, reducing volumes or adding additional cost pressures, resulting in lowered prices for our products. Reduced sales or margins by us, or our direct customers, and strategic partners, would adversely affect our business, profitability and business prospects. In addition, failure to secure appropriate reimbursement in foreign jurisdictions could severely limit our ability to expand sales within these markets.

We expect our operating results to continue to fluctuate from quarter to quarter.

The sale of our instrumentation and assay products typically involves a significant technical evaluation and commitment of capital by us, our partners and end users. Accordingly, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks, much of which is beyond our control, including partners’ budgetary constraints, inventory management practices, regulatory approval and internal acceptance reviews. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter. We expect this trend to continue for the foreseeable future.
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

We expect that a significant portion of our future revenues will come from sales of our systems and the development and sale of kits utilizing our xMAP consumables by our strategic partners and from use of our xMAP products by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot accurately predict future sales and royalty revenues because some of our existing strategic partner agreements do not include minimum purchase requirements or minimum royalty commitments. Some of our existing strategic partner agreements contain minimum purchase requirements for certain years, but unless renegotiated, these minimum purchase requirements could and do expire. In addition, we have no control with respect to our strategic partners’ sales personnel and how they prioritize products based on xMAP technology, nor can we control the timing of the development or release of products by our strategic partners. The amount of these revenues depends on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to develop and market products incorporating our technology. Furthermore, the development and marketing of certain kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties could be significantly reduced.

If the governmental laws and regulations change in ways that we do not anticipate or if we fail to comply with existing laws and regulations that affect our business, we could be subject to enforcement actions, injunctions and civil and criminal penalties or otherwise be subject to increased costs that could delay or prevent marketing of our products.

The production, testing, labeling, marketing and distribution of our products for some purposes, including products based on our technology are subject to governmental regulation by the FDA and by similar agencies in other countries. Some of our products, including those based on our technologies for in vitro diagnostic purposes, are subject to clearance by the FDA prior to marketing for commercial use. To date, seven strategic partners have obtained such clearances. Others are anticipated. The process of obtaining necessary FDA clearances can be time-consuming, expensive and uncertain. Further, clearance may place substantial restrictions on the indications for which products may be marketed or to whom they may be marketed. In addition, because some of our products employ laser technology, we are also required to comply with FDA requirements relating to radiation performance safety standards.

Periodically the FDA issues guidance documents that represent the FDA’s current thinking on a topic. These issues are initially issued in draft form prior to final rule, generally with enforcement discretion for some grace period of time. Changes made through this process may impact the release status of products offered and our ability to market those products affected by the change.  For example, on September 14, 2007, the FDA released the final document “Guidance for Industry and FDA Staff Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions.” This guidance may limit or delay distribution of assays on our platform, including assays that we developed internally and distributed, to the extent additional regulatory clearance is required prior to distribution.

Cleared medical device products are subject to continuing FDA requirements relating to, among other issues, manufacturing quality control and quality assurance, maintenance of records and documentation, registration and listing, import/export, adverse event and other reporting, distribution, labeling and promotion and advertising of medical devices. Our inability or the inability of our strategic partners to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. In addition, failure to comply with applicable regulatory requirements could subject us or our strategic partners to regulatory enforcement action, including warning letters, product seizures, recalls, withdrawal of clearances, restrictions on or injunctions against marketing our products or products based on our technology and civil and criminal penalties.

Medical device laws and regulations are in effect within the United States and also in many countries outside the United States. These range from comprehensive device clearance requirements for some or all of our medical device products to requests for product data or certifications regarding the hazardous material content of our products. As a device manufacturer, we are required to report annually to the CMS any payments or transfers of value we have made to physicians and teaching hospitals and any physician ownership or investment interest in the company. As part of the European Council Directive 2002/96 of February 13, 2003, we are expected to comply with certain requirements regarding the collection, recycling and labeling of our products containing electronic devices in each of the EU member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances, the RoHS Directive and the WEEE Directive enacted in the European Union, which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in various countries may require us to re-design our products to ensure compliance with the applicable standards. These redesigns may impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, the State of California adopted the Electronic Waste Recycling Act, effective January 1, 2007, which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices in California if they are also prohibited from sale in the EU under the RoHS Directive because they contain certain heavy metals. The number and scope of these requirements are increasing and we will likely become subject to similar laws in other jurisdictions. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and workplace health and safety.

Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (Directive) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our Luminex 100/200, FLEXMAP 3D and MAGPIX instruments to the Directive.  Our devices are in conformity with Article 1, Article 9, Annex I (Essential Requirements), Annex III and the additional provisions of the Directive as of December 7, 2003. Subsequent audits are carried out annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. We became ISO 13485:2003 and Canadian Medical Devices Conformity Assessment System (CMDCAS) certified in July 2005. Failure to maintain compliance with FDA, CMDCAS and EU regulations and other medical device laws, or to obtain applicable registrations where required, could reduce our competitive advantage in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.

Our success depends on our ability to attract and retain our management and staff.

We depend on the principal members of our management and scientific staff, including our chief executive officer, Nachum Shamir, and our operations, marketing, research and development, technical support, technical service and sales staff. The loss of services of key members of management could delay or reduce our product development, marketing and sales and technical support efforts. In addition, recruiting and retaining qualified scientific and other personnel to perform research and development, technical support, technical service and marketing and sales work will be critical to our success. There is a shortage in our industry of qualified management and scientific personnel, and competition for these individuals is intense. There can be no assurance that we will be able to retain existing and attract additional personnel necessary to achieve our business objectives.

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

The commercial launch of the ARIES® System was the first Luminex system launch that was not channeled through a partner. The successful execution of our product launch and adoption by our direct customers is critical to establishing an installed base of satisfied customers. To the extent that these customers do not adopt the current and forthcoming menu of ARIES® assays that have been a significant focus of Luminex's research and development efforts over the last four years, there is a significant risk that our investment in these assays may not pay off. Additionally, we have made a significant investment in the Luminex customer service, support and direct sales force to support the ARIES® Systems launches. The ability of Luminex to service, support and sell the ARIES® and VERIGENE Systems directly, and not through a partner, may also fail to meet market expectations, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2017, goodwill and other intangible assets with indefinite lives represented approximately 32% of our total assets. In the future, if we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

Uncertain economic conditions and outlook may adversely impact our business, results of operations, financial condition, or liquidity.

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

In February 2017, the Board of Directors initiated a cash dividend program under which the Company will pay a regular quarterly cash dividend. The declaration, amount and timing of such dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends. Our continuing ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, or our dividend program could have a negative effect on our stock price.

Our operations in foreign countries expose us to certain risks inherent in doing business internationally, which may adversely affect our business, financial condition, and results of operations.

We expect that revenue from U.S. sales will continue to represent the majority of our total revenue, but our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe.  In fiscal 2017, approximately 16% of our revenue was derived from sales to non-U.S. customers, with approximately 7% of revenue from sales to customers in Europe. As such, a significant slowdown in these foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.  As a result of acquisitions and organic growth, we have operations and manufacturing facilities in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations, as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

•	changes in or interpretations of foreign law that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;

•	tariffs, customs and other barriers to importing/exporting materials and products in a cost effective and timely manner;

•	hyperinflation or economic or political instability in foreign countries;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	conducting business in places where business practices and customs are unfamiliar and unknown;

•	difficulties in staffing and managing international operations;

•	the burden of complying with complex and changing foreign regulatory requirements;

•	difficulties in accounts receivable collections;

•	the imposition of restrictive trade policies, including export restrictions;

•	worldwide political conditions;

•	the imposition of inconsistent laws or regulations;

•	reduced protection of intellectual property rights and trade secrets in some foreign countries;

•	the imposition or increase of investment requirements and other restrictions by foreign governments;

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute;

•	uncertainties relating to foreign laws, including labor laws, and legal proceedings;

•	the burden of complying with foreign and international laws and treaties;

•	significant currency fluctuations;

•	the burden of complying with and changes in international taxation policies;

•	the burden of complying with a variety of U.S. laws, including the Foreign Corrupt Practices Act; and

•	the burden of complying with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and to supply foreign affiliates, partners and customers.

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

The adoption of genetic testing is occurring within the broader context of a myriad of decisions related to genetic patenting and genotyping. Issues associated with health insurance, data access, intellectual property protection, national and international legislative and regulatory initiatives and other variables may have a significant impact on the widespread adoption of genetic testing or on specific segments or tests within the genetic testing market, which could in turn impact our business.

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

We are subject to income taxes in the United States and various foreign jurisdictions.  Our effective tax rate may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country, the establishment or release of valuation allowances against our deferred tax assets, and changes in tax laws.  In addition, we have recorded gross unrecognized tax benefits in our financial statements that, if recognized, would impact our effective tax rate. We are subject to tax audits in various jurisdictions, including the United States, and tax authorities may disagree with certain positions we have taken and assess additional taxes.  There can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences, and the implementation of tax-planning strategies.

Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially impact our effective tax rate. Significant reform to U.S. tax laws was enacted in the fourth quarter of 2017 which includes, among other things, changes to tax rates, limitations on the ability to defer U.S. taxation on earnings outside of the United States, and new taxes on profits earned in foreign jurisdictions. These changes to the taxation of our activities could adversely affect the tax treatment of our foreign earnings and impact our worldwide effective tax rate.

We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet domestic cash requirements.

Currently a substantial majority of our cash and cash equivalents is held by our various foreign subsidiaries, in particular our subsidiary in Canada; however, any cash balances held outside the United States may not be readily available, or may not be available without an additional tax burden, to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, and for potential future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, by settling loans receivable with our foreign subsidiaries, or by domestic borrowing, it may be necessary for us to consider repatriation of earnings. Recent changes to U.S. tax laws may allow for reductions to the potential tax burden on repatriation of foreign cash; however, such actions would require us to record additional income tax expense and remit additional taxes, which could have a material adverse effect on our results of operations, cash flows and financial condition.

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

•
the potential adverse impact of the secondary trading of our stock on foreign exchanges, without our permission, which exchanges are subject to less regulatory oversight than the Nasdaq Global Select Market, and the activity of the market makers of our stock on such exchanges, including the risk that such market makers may engage in naked short sales and/or other deceptive trading practices which may artificially depress or otherwise affect the price of our common stock on the Nasdaq Global Select Market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal research and development, manufacturing and administrative facilities are located in Austin, Texas, and consist of approximately 184,000 square feet of leased space pursuant to lease agreements which expire between April 30, 2020 and June 30, 2022. We have options to renew these lease agreements in Austin.  We maintain 20,000 square feet of leased office space in The Netherlands, approximately 34,700 square feet of leased office and manufacturing space in Toronto, Canada, approximately 35,000 square feet of leased office and manufacturing space in Madison, Wisconsin, and approximately 64,000 square feet of leased office and manufacturing space in Northbrook, Illinois. In addition, we maintain approximately 7,500 square feet and approximately 2,100 square feet of leased office space in Shanghai and Beijing, respectively, People's Republic of China, approximately 600 square feet of lease office space in Hong Kong and approximately 4,000 square feet of leased office space in Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

When and if it appears probable in management's judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements.  If only a range of estimated losses can be estimated, we record an amount within the range that, in management's judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period.   We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred.  We recognize costs associated with legal proceedings in the period in which the services were provided. No material legal proceedings are known to be pending as of December 31, 2017.
ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “LMNX.”

The following table sets forth the range of high and low sale prices on The Nasdaq Global Select Market, as applicable, for each quarter during 2017 and 2016.  On February 23, 2018, the last reported sale price of our common stock was $20.35 per share.

2017	High	Low
First Quarter	$21.38	$17.68
Second Quarter	$22.27	$17.70
Third Quarter	$21.32	$18.78
Fourth Quarter	$22.42	$19.60

2016	High	Low
First Quarter	$21.01	$17.29
Second Quarter	$21.00	$18.05
Third Quarter	$23.75	$20.19
Fourth Quarter	$23.62	$17.64

Holders

As of February 23, 2018, we had 396 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

In February 2017, the Board of Directors initiated a cash dividend program under which the Company anticipates paying a regular quarterly cash dividend. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company's Board of Directors.  Our ability to declare dividends may also from time to time be limited by the terms of any applicable credit facility. Luminex does not currently have a credit facility.
During 2017, the Company paid dividends on common stock as follows:

2017	Dividend per share	Payment Date
First Quarter	$0.06	April 14, 2017
Second Quarter	$0.06	July 14, 2017
Third Quarter	$0.06	October 13, 2017
Fourth Quarter	$0.06	January 12, 2018

On January 24, 2018, we announced that our Board declared a quarterly cash dividend of $0.06 per share of common stock to be paid to shareholders of record as of the close of business on March 23, 2018 with a payment date of April 13, 2018.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities of Luminex during the twelve months ended December 31, 2017.

Performance Graph

The following graph compares the change in Luminex’s cumulative total stockholder return on its common shares with the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

	12/12	12/13	12/14	12/15	12/16	12/17
Luminex Corporation	100.00	115.49	111.68	127.33	120.43	118.71
Nasdaq Composite	100.00	141.63	162.09	173.33	187.19	242.29
Nasdaq Biotechnology	100.00	174.05	230.33	244.29	194.95	228.29

Issuer Purchases of Equity Securities

The stock repurchase activity for the fourth quarter of 2017 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2017 - 10/31/2017	11,049	$20.55	—	$—
11/1/2017 - 11/30/2017	—	—	—	—
12/1/2017 - 12/31/2017	118	20.54	—	—
Total Fourth Quarter	11,167	$20.55	—	$—

(1)	Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of comprehensive income data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data at December 31, 2017 and 2016 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data at December 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Results of Operations Data:
Total revenue	$306,571	$270,639	$237,708	$226,983	$213,423
Gross profit	199,046	179,655	168,707	159,852	143,626
Income from operations	37,153	20,986	37,357	28,137	4,767
Net income	$29,423	$13,814	$36,861	$39,043	$7,096
Net income per common share, basic	$0.67	$0.32	$0.88	$0.94	$0.17
Shares used in computing net income per common share (basic)	43,173	42,584	42,091	41,558	40,799
Net income per common share, diluted	$0.67	$0.32	$0.86	$0.93	$0.17
Shares used in computing net income per common share (diluted)	43,300	43,013	42,637	42,156	41,986

	At December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$127,112	$93,452	$128,546	$91,694	$67,924
Short-term investments	—	—	11,988	—	4,517
Long-term investments	—	—	7,459	15,975	—
Working capital	179,393	133,537	182,294	146,654	117,874
Total assets	490,516	450,716	402,556	357,526	306,046
Total long-term debt	—	—	—	—	463
Total stockholders' equity	437,907	403,679	368,536	319,994	269,620

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

Overview

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences industries, including diagnostics and research.  These industries depend on a broad range of tests, called assays, to perform diagnostic testing and conduct life science research.

We primarily serve the life sciences industries by marketing products, including our specific testing equipment, called systems, and assays, to various types of testing laboratories. We have a large base of installed systems that has grown primarily from the following:

•	placements made by customers within our Licensed Technologies Group (LTG), previously referred to as our "Partner Business", which customers either:

•	license our xMAP technology and develop products that incorporate our xMAP technology into products that they then sell to end users, or

•
purchase our proprietary xMAP laboratory instrumentation and our proprietary xMAP microspheres and sell xMAP-based assay products and/or xMAP-based testing services, which run on the xMAP instrumentation, and pay a royalty to us; and

•	in addition, we utilize a direct sales force that focuses on the sale of molecular diagnostic assays that run on our systems.

As of December 31, 2017, Luminex had 73 strategic partners, of which 53 have released commercialized reagent-based products utilizing our technology. Our remaining LTG customers are in various stages of development and commercialization of products that incorporate our technology.

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

•
Assay revenue is generated primarily from four sources: i) the sale of our branded kits, which are a combination of chemical and biological reagents and our proprietary xMAP bead technology used to perform diagnostic and research assays on samples, ii) real-time PCR and multiplexed PCR assays using our proprietary MultiCode technology, iii) ARIES® cassettes designed to run a fully automated, sample-to-answer molecular assay on the ARIES® System, and iv) VERIGENE test cartridges, a sample to answer molecular assay designed to target infections in the bloodstream, respiratory tract, and gastrointestinal tract on the VERIGENE System.

•
Service revenue is generated when a partner or other owner of a system purchases a service contract from us after the standard warranty has expired or pays us for our time and materials to service instruments.  Service contract revenue is amortized over the life of the contract and the costs associated with those contracts are recognized as incurred.

•
Other revenue consists of items such as training, shipping, parts sales, license revenue, grant revenue, contract research and development fees, milestone revenue and other items that individually amounted to less than 2.5% of total revenue in 2017.

2017 Highlights

•	Consolidated revenue was $306.6 million for 2017, representing a 13% increase over revenue for 2016.

•	Assay revenue of $154.9 million for 2017, representing a 27% increase over 2016.

•
System shipments of 1,066 multiplexing analyzers, which included Luminex® 100/200TM Systems, MAGPIX Systems and FLEXMAP 3D Systems, resulting in cumulative life-to-date multiplexing analyzer shipments of 14,848, up 8% from a year ago.

•	Sample-to-answer product revenue increased for 2017 by $26.4 million, or 176%, from 2016.

•	Royalty revenue reflecting over $511.8 million of royalty-bearing end user sales on our technology for 2017, a 1% increase over 2016.

•	Received FDA clearance for the ARIES® C. difficile Assay for detection of both toxin A and B.

•	Reached an agreement with LabCorp to extend its commitment to the Luminex Cystic Fibrosis (CF) product line by maintaining its current volume of Luminex CF testing through December 31, 2019.

•	Received FDA clearance for the ARIES® Bordetella Assay for direct detection and identification of Bordetella pertussis and Bordetella parapertussis.

•	Received CE-IVD marking for the ARIES® Norovirus Assay, a sample-to-answer test for the detection of norovirus genogroup I and II.

•	Received FDA Clearance for ARIES® GBS Assay for antepartum detection of GBS colonization in pregnant women.

2016 Acquisition of Nanosphere

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

2016 Reorganization

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

Material Partner Activity

Based upon an extension agreement entered into in the third quarter of 2017, the Company will continue to sell its CF products to the Company’s largest customer, LabCorp, through the end of 2019. Also, as previously stated in our Annual Report on Form 10-K for the year ended December 31, 2016, LabCorp elected to develop the next iteration of one of its women's health products with another party. We have negotiated significant minimum women's health purchases from LabCorp through June 2018, pursuant to which LabCorp committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018; of which in 2017, LabCorp acquired approximately $36 million of our women's health products. The anticipated future loss of the LabCorp business could have a material adverse effect on our growth and future results of operations if we are unable to effectively attract new customers and/or increase sales with existing customers.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past three years.  Year-over-year changes in consumable revenue have been an increase of $0.7 million, an increase of $5.3 million, and a reduction of $5.0 million in 2017, 2016, and 2015 respectively. Overall, the fluctuations manifested themselves through periodic changes in volume from our largest purchasing partners.  These partners account for more than 65% of our total consumable sales volume. We expect these fluctuations to continue as the ordering patterns and inventory levels of our largest bulk purchasing partners remain variable.  Additionally, even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty-bearing sales.

Growth in Inventory

Our inventory has increased from $40.8 million as of December 31, 2016 to $49.5 million as of December 31, 2017, primarily as the result of increases in systems and VERIGENE cassette inventory. Based upon the increased demand for our systems and VERIGENE assays that we have experienced over the past twelve months, we are building both our finished good inventory and parts and supplies inventory related to our systems and VERIGENE cassettes to be able to meet both expected and unanticipated demand.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	delivering on our revenue growth goals;

•	accelerating development and commercialization of the assays on our sample-to-answer diagnostics systems;

•	increasing the growth of our LTG business through enrichment of our existing partner relationships and the addition of new partners;

•	completing development and commercializing the next generation system for VERIGENE, VERIGENE II;

•	improvement of ARIES® and VERIGENE gross margins;

•	placements of our VERIGENE and ARIES® systems, our sample-to-answer platforms and assays;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	adoption and use of our platforms and consumables by our customers for their testing services;

•	expansion and enhancement of our installed base of systems and our market position within our identified target market segments; and

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users.

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

We adopted new revenue accounting guidance effective January 1, 2018, which will impact the amount and timing of our future revenue recognition. For further discussion, see Note 17, “Recent Accounting Pronouncements”, in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Inventory.  Inventories are valued at the lower of cost and net realizable value. Cost is determined according to the standard cost method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventories have been written down through an allowance for excess and obsolete inventories. The two major components of the allowance for excess and obsolete inventory are (i) a specific write-down for inventory items that we no longer use in the manufacture of our products or that no longer meet our specifications and (ii) a write-down against slow moving items for potential obsolescence. Inventory is reviewed on a regular basis and adjusted based on management’s review of inventories on hand compared to estimated future usage and sales.  While management believes that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, scientific and technological advances will continue and we could experience additional inventory write-downs in the future.  However, we do not believe this estimate is subject to significant variability.

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

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  We evaluate the carrying value of goodwill on a reporting unit level annually, on October 1st of each year, or more frequently if there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Since 2013, we have estimated the fair value of our reporting unit using a “step one” analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow (DCF) analysis of our projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  This analysis requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company’s products, capital needs, economic trends and other factors which are inherently difficult to forecast. Our annual test, performed on the first day of the fourth quarter, did not result in an impairment charge for 2017 or 2016 as the estimated fair value of our reporting unit exceeded the carrying value by a significant enough amount that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under our analysis.

Accounting for Income Taxes. We calculate our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. The excess of financial reporting basis over tax basis of our foreign subsidiaries are considered permanently reinvested, with the exception of the Canadian subsidiary.  Accordingly, provision for withholding taxes on certain earnings has only been provided for this subsidiary.

The GAAP guidance requires recognition of the impact of a tax position in our financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.   Determining the consolidated provision for income taxes involves judgments, estimates and the application of complex tax regulations.  We are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions.  Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by taxing authorities could differ from the recorded income tax liabilities and could result in additional income tax expense having a material impact on our consolidated results of operations.  Changes of estimates in our income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in the change to our estimate become known to us.  We benefit from research tax credit incentives in the U.S. and Canada extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business.

Significant reform of the Internal Revenue Code was signed into legislation on December 22, 2017 pursuant to the Tax Cuts and Jobs Act (“the Tax Act”). This legislation includes, among other things, changes to U.S. federal tax rates and the migration from a “worldwide” system of taxation to a territorial system.  However, U.S. tax reform modifications to the taxation of foreign profits and changes to deductibility of U.S operational expenses will have an ongoing impact to the tax estimates in our financial statements and may not be beneficial.  Currently, there is substantial uncertainty regarding the interpretation and application of the Tax Act. These uncertainties could materially impact our tax estimates reflected in the financial statements and could be adverse in future years.

In addition, the Affordable Care Act includes tax-related provisions. Specifically, the law requires manufacturers, producers and importers of medical devices to pay a 2.3% excise tax on U.S. sales of certain medical devices as of January 1, 2013. Our products that have received FDA approval fall under the government classification and are subject to the excise tax. However, a moratorium on the tax took effect on January 1, 2016 and has been extended through December 31, 2019.

Stock compensation.  All stock-based compensation cost, including grants of stock options, restricted stock units and shares issued under the Company’s employee stock purchase plan, is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period.  The fair value of our stock options is estimated using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility. The expected term is calculated using the contractual term of the options as well as an analysis of our historical exercises of stock options.  The estimate of the risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on our history and expectation of dividend payouts at the time of grant.

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

	Year Ended December 31,
	2017	2016	2015
Revenue	100%	100%	100%
Cost of revenue	35%	34%	29%
Gross profit	65%	66%	71%
Operating expenses:
Research and development expense	15%	18%	18%
Selling, general and administrative expense	35%	37%	36%
Amortization of acquired intangible assets	3%	3%	2%
Restructuring	—%	1%	—%
Total operating expenses	53%	59%	55%
Income from operations	12%	8%	16%
Interest expense from long-term debt	—%	—%	—%
Other income, net	—%	—%	—%
Settlement of litigation	—%	—%	(2)%
Income taxes	(3)%	(2)%	2%
Net income	10%	5%	16%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	Variance	Variance (%)
	(dollars in thousands)
Revenue	$306,571	$270,639	$35,932	13%
Gross profit	$199,046	$179,655	$19,391	11%
Gross margin percentage	65%	66%	(1)%	N/A
Operating expenses	$161,893	$158,669	$3,224	2%
Income from operations	$37,153	$20,986	$16,167	77%
Net income	$29,423	$13,814	$15,609	113%

Total revenue increased by 13% to $306.6 million for the year ended December 31, 2017 from $270.6 million in 2016. This increase was driven primarily by the Acquisition on June 30, 2016, which contributed approximately 72% of the 13% increase stemming from the full year of activity in 2017 versus a half a year of activity in 2016. The Acquisition's most significant revenue contribution is with respect to the assay revenue component of our business.

A breakdown of revenue for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016	Variance	Variance (%)
	(dollars in thousands)
System sales	$38,651	$37,416	$1,235	3%
Consumable sales	49,319	48,596	723	1%
Royalty revenue	44,704	44,045	659	1%
Assay revenue	154,907	122,064	32,843	27%
Service revenue	11,470	10,816	654	6%
Other revenue	7,520	7,702	(182)	(2)%
	$306,571	$270,639	$35,932	13%

We continue to have revenue concentration in a limited number of customers. In 2017, the top five customers, by revenue, accounted for 48% of total revenue down from 49% of total revenue in 2016.  In particular, our two largest customers by revenue accounted for 35% of 2017 total revenue (20% and 15%, respectively) an increase from 33% of 2016 total revenue (20% and 13%, respectively). No other customer accounted for more than 10% of total revenue in 2017 or 2016.

Revenue from the sale of systems and peripheral components increased 3% to $38.7 million for the year ended December 31, 2017 from $37.4 million for the year ended December 31, 2016. This results primarily from the inclusion of a full year of VERIGENE System sales in 2017, which accounted for more than 70% of the 3% increase, as well as a more favorable mix in sales of multiplexing analyzers with fewer sales of LUMINEX 100/200 Systems in 2017 and by more sales of FLEXMAP 3D Systems whose average sales price is higher than the LUMINEX 100/200 Systems. We sold 1,066 multiplexing analyzers in 2017, as compared to 1,098 multiplexing analyzers sold in 2016, bringing total multiplexing analyzer shipments since inception to 14,848 as of December 31, 2017, some of which may be retired or otherwise not in use. For the year ended December 31, 2017, our five highest selling partners accounted for 779 systems, or 73%, of total multiplexing analyzers sold, whereas, our five highest selling partners in 2016 accounted for 776, or 68%, of total multiplexing analyzers sold.

Consumable sales, comprised of microspheres and sheath fluid, increased 1% to $49.3 million in 2017 from $48.6 million in 2016.  During the year ended December 31, 2017, we had 70 bulk purchases of consumables totaling approximately $37.3 million (76% of total consumable revenue), ranging from $0.1 million to $6.4 million, as compared with 78 bulk purchases totaling approximately $37.5 million (77% of total consumable revenue) in the year ended December 31, 2016.  The increase in non-bulk purchases in 2017 is the primary driver to the increase in consumable revenue from the prior year.  We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty-bearing sales accounted for $34.7 million, or 70%, of consumable sales for the year ended December 31, 2017 compared to $33.3 million, or 68%, of the total consumable sales for the year ended December 31, 2016.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, increased 1% to $44.7 million for the year ended December 31, 2017 from $44.0 million for the year ended December 31, 2016.  This increase is primarily the result of an increase in base royalties of $0.5 million, which we believe is mainly the result of menu expansion and increased utilization of our partners’ assays on our technology. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 27% to $154.9 million for the year ended December 31, 2017 from $122.1 million for the year ended December 31, 2016, primarily attributable to an increase in our sample-to-answer assay revenue, which consists of VERIGENE and ARIES® assay sales, in addition to increased sales of our non-automated infectious disease testing assays. The increase in our sample-to-answer assay revenue accounted for 80% of the 27% increase, driven primarily by the inclusion of a full year of VERIGENE assay sales in 2017. Revenue for our non-automated infectious disease testing products increased by 15% while our genetic testing assay products decreased by 15% from 2016. The decrease in revenue from our genetic testing products was attributable to pricing and reimbursement challenges within the pharmacogenetic market segment and the departure of a significant customer, causing us to shift our focus towards infectious disease testing. The VERIGENE assay revenue stream represents approximately 25% of total assay revenue for the year ended December 31, 2017, and consisted primarily of our sample-to-answer clinical tests. Our largest customer, by revenue, accounted for 38% of total assay revenue for the year ended December 31, 2017 compared to 43% for the year ended December 31, 2016. No other customer accounted for more than 10% of total assay revenue during those periods. As previously disclosed, CF revenue from our largest assay customer, LabCorp, is expected to transition to a competing technology. Based upon an extension agreement entered into in the third quarter of 2017, the Company will continue to sell its CF products to LabCorp through the end of 2019. This represents approximately $10 million annually. As discussed in the Overview and Risk Factor sections above, LabCorp has informed us that they plan on developing the next iteration of their women's health portfolio with another party, which is currently expected to negatively impact our assay revenue in 2018.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 6% to $11.5 million during 2017 from $10.8 million in 2016. This increase is primarily attributable to the Acquisition and having a full year of service activity reflected in 2017. At December 31, 2017, we had 1,989 Luminex systems covered under extended service agreements and $4.8 million in deferred revenue related to those contracts. At December 31, 2016, we had 1,940 Luminex systems covered under extended service agreements and $5.2 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments and revenue from agreements with U.S. government agencies, decreased to $7.5 million for the year ended December 31, 2017 compared to $7.7 million for the year ended December 31, 2016, primarily driven by a reduction in government contract revenue. We expect this trend to continue in the near term as our focus has shifted away from government contract opportunities.

Gross Profit. Gross profit increased to $199.0 million for the year ended December 31, 2017, as compared to $179.7 million for the year ended December 31, 2016. However, gross margin (gross profit as a percentage of total revenue) was 65% for the year ended December 31, 2017, down from 66% for the year ended December 31, 2016.  The decrease in gross margin percentage is primarily attributable to the Acquisition. We expect the gross margins on the acquired portfolio to continue to negatively impact our consolidated gross margins in the near term; however, we expect synergies realized from the Acquisition, fixed overhead absorption benefit from increased sales volumes and the commercialization of the next generation VERIGENE System to increase these gross margins in the longer term. Concentration of sales in our higher margin items (assays, consumables and royalties) was 81% of revenue for the year ended December 31, 2017 compared to 79% for the year ended December 31, 2016. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense decreased to $45.7 million, or 15% of total revenue, for the year ended December 31, 2017 from $48.7 million, or 18% of total revenue, for the year ended December 31, 2016. The decrease in research and development expense was primarily a result of savings from the reorganization in December 2016, which was partially offset by a full year of Nanosphere related expenses in 2017. Research and development headcount as of December 31, 2017 was 175, as compared to 199 as of December 31, 2016. The focus of our research and development activities is the development and commercialization of a pipeline of assays for the ARIES® System and the development and commercialization of the next generation VERIGENE System, VERIGENE II, and assays.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $107.3 million for the year ended December 31, 2017 from $99.5 million for the year ended December 31, 2016.  The increase was primarily attributable to the inclusion of a full year of Nanosphere related expenses, in addition to higher personnel costs, partially resulting from one-time employee separation costs.  This was partially offset by Acquisition-related transaction costs of $3.2 million incurred in 2016, which did not repeat in 2017. Selling, general and administrative headcount at December 31, 2017 was 358, as compared to 364 at December 31, 2016. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, declined to 35% for 2017 compared to 37% in 2016.

Reorganization costs. We recorded no reorganization charges in 2017 as compared with total pre-tax reorganization charges of $2.5 million in 2016 pertaining to certain employee separation costs, of which $2.3 million was recorded to reorganization costs in our operating expenses and $0.2 million to cost of revenue.

Other Income, net. We incurred $1.5 million in debt retirement fees in 2016 in connection with the payoff of Nanosphere's debt following the Acquisition.

Income taxes. Our effective tax rate for the year ended December 31, 2017 was 21%, or $7.7 million, as compared to a an effective tax rate of 30%, or $5.8 million, for the year ended December 31, 2016. Significant reform of the Internal Revenue Code was enacted on December 22, 2017 pursuant to the Tax Cuts and Jobs Act ("the Tax Act"). The Tax Act includes, among other things, changes to the U.S. federal tax rates and the migration from a worldwide system of taxation to a territorial system. The incurred tax expense for 2017 is primarily driven by the impact of this tax legislation, offset by the valuation allowance release on our Canadian deferred tax assets of $12.5 million in the third quarter of 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company recorded provisional tax expense totaling $12.6 million, comprised of: (i) a transition tax of $6.7 million related to the Tax Act; (ii) a revaluation of deferred tax assets of $2.7 million based upon the future tax rates; and (iii) establishment of a deferred tax liability for withholding taxes related to our Canadian entity based upon our change in reinvestment assertions of $3.2 million. Other rate impacts are due to the current rate differential between the U.S. and Canada, our research credit benefit and valuation allowance releases on the deferred tax assets of our Netherlands subsidiary and certain U.S. states. The tax expense for 2016 reflects increases for valuation allowances recorded against U.S. research credits and Dutch net operating losses, in addition to non-deductible costs related to the Acquisition. These tax expense increases were partially offset by tax benefits from not recording a valuation allowance on our Canadian deferred tax assets generated in 2016, from generating new U.S. research credits in 2016, and from the inclusion of book losses for Nanosphere in the U.S. federal consolidated income tax return.

We expect our worldwide mix of earnings will mainly be taxed in jurisdictions with a top statutory tax rate of 25% in the near term. However, the Tax Act's modifications to the taxation of foreign profits and changes to deductibility of U.S. operational expenses will have an ongoing impact to the tax estimates in our financial statements and may not be beneficial. As a result, we expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. Currently there is substantial uncertainty regarding the interpretation and application of the Tax Act. These uncertainties could materially impact our tax estimates reflected in the financial statements and could be adverse in future years. We continue to assess our business model and its impact in various tax jurisdictions.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,
	2016	2015	Variance	Variance (%)
	(dollars in thousands)
Revenue	$270,639	$237,708	$32,931	14%
Gross profit	$179,655	$168,707	$10,948	6%
Gross margin percentage	66%	71%	(5)%	N/A
Operating expenses	$158,669	$131,350	$27,319	21%
Income from operations	$20,986	$37,357	$(16,371)	(44)%
Net income	$13,814	$36,861	$(23,047)	(63)%

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

Revenue from the sale of systems and peripheral components increased 22% to $37.4 million for the year ended December 31, 2016 from $30.7 million for the year ended December 31, 2015, primarily due to the increase in the total multiplexing analyzer placements, as well as due to the Acquisition, which accounted for 5% of the 22% increase. We sold 1,098 multiplexing analyzers in 2016, as compared to 997 multiplexing analyzers sold in 2015, bringing total multiplexing analyzer shipments since inception to 13,782 as of December 31, 2016. For the year ended December 31, 2016, our five highest selling partners accounted for 776, or 68%, of total multiplexing analyzers sold, whereas our five highest selling partners in 2015 accounted for 769, or 77%, of total multiplexing analyzers sold.

Consumable sales, comprised of microspheres and sheath fluid, increased 12.3% to $48.6 million during 2016 from $43.3 million in 2015. During the year ended December 31, 2016, we had 78 bulk purchases of consumables totaling approximately $37.5 million (77% of total consumable revenue), ranging from $0.1 million to $3.4 million, as compared with 66 bulk purchases totaling approximately $31.7 million (73% of total consumable revenue) in the year ended December 31, 2015. The increase in bulk purchases in 2016 was the primary driver in the increase in consumable revenue from the year ended December 31, 2015. Partners who reported royalty-bearing sales accounted for $33.3 million, or 68%, of consumable sales for the year ended December 31, 2016 compared to $30.1 million, or 70%, of the total consumable sales for the year ended December 31, 2015.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, increased 6% to $44.0 million for the year ended December 31, 2016 from $41.5 million for the year ended December 31, 2015. This increase was primarily the result of an increase in base royalties of $2.0 million, which we believe was mainly the result of menu expansion and increased utilization of our partners’ assays on our technology.

Assay revenue increased 21% to $122.1 million for the year ended December 31, 2016 from $101.2 million for the year ended December 31, 2015. The increase in assay revenue was driven primarily by the Acquisition, which accounted for 14% of the 21% increase, in addition to increased sales of infectious disease testing assays. Revenue for our primary assay portfolios increased in infectious disease testing products by 32% while revenue from our genetic testing assay products decreased by 7% from 2015. The decrease in revenue from our genetic testing portfolio was attributable to pricing and reimbursement challenges within the pharmacogenetic market segment and the departure of a key customer, causing us to shift our focus towards infectious disease testing. Additionally, infectious disease testing and genetic testing assay products represented 73% and 26%, respectively, of total assay revenue in 2016, compared to 67% and 33%, respectively, in 2015. The acquired assay revenue for Nanosphere represented approximately 14% of total assay revenue for the year ended December 31, 2016, and consisted primarily of infectious disease testing assay products. Our largest customer, by revenue, accounted for 43% of total assay revenue for the year ended December 31, 2016 compared to 52% for the year ended December 31, 2015. No other customer accounted for more than 10% of total assay revenue during those periods.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 13% to $10.8 million during 2016 from $9.6 million in 2015. This increase was primarily attributed to increased penetration of the expanded installed base of systems, as well as the Acquisition, which accounted for 6% of the 13% increase. At December 31, 2016, we had 1,940 Luminex systems covered under extended service agreements and $5.2 million in deferred revenue related to those contracts. At December 31, 2015, we had 1,682 Luminex systems covered under extended service agreements and $4.2 million in deferred revenue related to those contracts.

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

Gross Profit. Gross profit increased to $179.7 million for the year ended December 31, 2016, as compared to $168.7 million for the year ended December 31, 2015. However, gross margin (gross profit as a percentage of total revenue) was 66% for the year ended December 31, 2016, down from the 71% for the year ended December 31, 2015. The decrease in gross margin percentage was primarily attributed to the Acquisition, as Nanosphere has a portfolio with meaningfully lower gross margins than the pre-existing Luminex business. We expect the gross margins on the acquired portfolio to continue to negatively impact our consolidated gross margins in the near term; however, we expect synergies realized from the Acquisition, fixed overhead absorption benefit from increased sales volumes and the commercialization of the next generation VERIGENE System to increase these gross margins in the longer term. Concentration of sales in our higher margin items (assays, consumables and royalties) was 79% of revenue for the year ended December 31, 2016 compared to 78% for the year ended December 31, 2015.

Research and Development Expense. Research and development expense increased to $48.7 million for the year ended December 31, 2016 from $42.7 million for the year ended December 31, 2015, and represented 18% of total revenue for both years. The increase in research and development expense was primarily the result of the addition of Nanosphere's expenses, as well as higher outside service and personnel costs driven by the expansion of ARIES® assay research and clinical trials. Additionally, research and development expenses included one-time employee separation costs associated with the reorganization undertaken in December 2016 and increased material spending and activity associated with the ARIES® M1 System and LX200 product refresh. Research and development headcount as of December 31, 2016 was 199, including 30 Nanosphere employees, as compared to 186 as of December 31, 2015. The primary focus of our research and development activities was the development and commercialization of a pipeline of assays for the ARIES® System and the development and commercialization of the next generation system for VERIGENE. The majority of the savings anticipated as a result of our fourth quarter, 2016 reorganization are associated with then current research and development expenses.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $99.5 million for the year ended December 31, 2016 from $84.8 million for the year ended December 31, 2015. The increase was primarily attributable to the addition of Nanosphere's expenses and Acquisition-related transaction costs of $3.2 million, in addition to higher personnel costs, partially resulting from increased sales and marketing headcount and marketing activities in support of the ARIES® launch. This was partially offset by lower litigation expenditures in 2016 and favorable foreign exchange impacts as compared to 2015. Selling, general and administrative headcount at December 31, 2016 was 364, including 47 Nanosphere employees, as compared to 314 at December 31, 2015. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 37% in 2016 compared to 36% in 2015.

Reorganization costs. We recorded total pre-tax reorganization charges of $2.5 million in 2016 that pertained to certain employee separation costs, of which $2.3 million was recorded to restructuring costs in our operating expenses and $0.2 million to cost of revenue.

Other Income, net. Other income, net decreased to $0.1 million for the year ended December 31, 2016 from income of $1.0 million for the year ended December 31, 2015. The decrease was primarily the result of the $1.5 million debt retirement fees incurred in connection with the payoff of Nanosphere's debt in 2016.

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

Income taxes. Our effective tax rate for the year ended December 31, 2016 was 30%, or $5.8 million, as compared to an effective tax rate of negative 12%, or $3.8 million, for the year ended December 31, 2015. The tax expense for 2016 was primarily driven by increases for valuation allowances recorded against U.S. research credits and Dutch net operating losses, in addition to non-deductible costs related to the Acquisition. These tax expense increases were partially offset by tax benefits from not recording a valuation allowance on our Canadian deferred tax assets generated in 2016, from generating new U.S. research credits in 2016, and from the inclusion of book losses for Nanosphere in the U.S. federal consolidated income tax return. The favorable tax benefit for 2015 reflects an income tax benefit recorded in the fourth quarter resulting from the partial release of the Canadian deferred tax assets valuation allowance. Further release of the Canadian deferred tax assets valuation allowance will be contingent upon future projections of profitability of our Canadian subsidiary.

Liquidity and Capital Resources

	December 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$127,112	$93,452

At December 31, 2017, we held cash, cash equivalents and long-term investments of $127.1 million and had working capital of $179.4 million. At December 31, 2016, we held cash and cash equivalents of $93.5 million and had working capital of $133.5 million.  Cash, cash equivalents and investments increased by $33.7 million during the year ended December 31, 2017.  The increase in cash and cash equivalents from the prior year is primarily attributable to operating cash flows of $57.4 million and $4.3 million of proceeds from employee stock plans and exercises of stock options partially offset by purchases of property, plant and equipment of $14.6 million and dividends of $7.9 million.

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

Cash provided by operations was $57.4 million for the year ended December 31, 2017 as compared with cash provided by operations of $49.7 million for the year ended December 31, 2016.  Cash used in investing activities was $17.1 million for the year ended December 31, 2017 a decrease from $62.9 million for 2016.  The change in cash flows of investing activities from 2016 to 2017 was primarily attributable to the Acquisition. Currently, exclusive of changes in available-for-sale securities, we expect cash used in investing activities to be primarily for purchases of property and equipment, additional cost-method investments and continued strategic investments or acquisitions.

Cash used in financing activities decreased to $6.0 million for the year ended December 31, 2017, from cash used in financing activities of $21.6 million for the year ended December 31, 2016. This change in cash flows used in financing activities was primarily attributable to the retirement of Nanosphere's debt in 2016 and the payment of $7.9 million in dividends in 2017.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including integration costs and assumed liabilities, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2018.

One of our short term projects that is expected to require significant capital to complete is our current in-process research and development of the next generation VERIGENE system, VERIGENE II, which we currently believe will start clinical trials in 2018 and to be commercially launched in 2019. The estimated aggregate cost to complete this project, including completion of development of the VERIGENE II System, cartridge, software and the initial assay, validation, verification, clinical trials and regulatory submissions is between $6.0 million and $8.0 million and is included in our research and development budget for 2018 and 2019. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners' consumable purchasing patterns; (iv) execution of partnership agreements that include significant up front license fees; (v) execution of our stock repurchase and dividend programs from time to time; and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration.

In February 2017, the Board of Directors initiated a cash dividend program under which the Company currently intends to pay a regular quarterly cash dividend. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends are in the best interests of stockholders and are in compliance with applicable laws and agreements of the Company. On January 24, 2018, we announced that our Board declared a quarterly cash dividend of $0.06 per share of common stock to be paid to shareholders of record as of the close of business on March 23, 2018 with a payment date of April 13, 2018.
As previously disclosed, the Company's largest customer, LabCorp, has informed us that they have elected to develop the next iteration of one of their women's health products with another party. The transition time is significant and, as a result, we have negotiated a significant minimum women's health purchases through June 2018.  Pursuant to which, LabCorp has committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018, of which in 2017, LabCorp acquired approximately $36 million of our women's health products. In addition, based upon an extension agreement entered into in the third quarter of 2017, the Company will continue to sell its CF products to LabCorp through the end of 2019. Sales of CF products to LabCorp represents approximately $10 million annually.

We hold cash and cash equivalents at various foreign subsidiaries.  As a result of reductions to the U.S. taxation of dividends from foreign subsidiaries under the Tax Act and increased profitability of our Canadian subsidiary, in future years we may repatriate earnings of our Canadian subsidiary.   The cash and cash equivalents held by this subsidiary may be more readily available to meet domestic cash requirements beginning in the next year, but will continue to be subject to foreign withholding tax that would be incurred upon repatriation. We anticipate that cash and cash equivalents held by all other foreign subsidiaries will continue to be permanently reinvested and may not be readily available to meet domestic cash requirements.

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

Contractual Obligations

As of December 31, 2017, we had approximately $34.0 million in non-cancellable obligations for the next 12 months.  These obligations are included in our estimated cash usage during 2018.  The following table reflects our total current non-cancellable obligations by period as of December 31, 2017 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancellable rental obligations	$17,770	$5,627	$7,762	$3,484	$897
Non-cancellable purchase obligations (1)	31,057	27,662	2,912	483	—
Capital lease obligations	261	196	65	—	—
Minimum royalty commitments (2)	139	14	29	96	—
Insurance premiums	454	454	—	—	—
Total (3)	$49,681	$33,953	$10,768	$4,063	$897

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

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at December 31, 2017, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore, $2.8 million of unrecognized tax benefits have been excluded from the contractual obligations table above.  See Note 11 to the Consolidated Financial Statements for a discussion on income taxes.

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

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued guidance regarding the measurement of inventory. The guidance requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted this standard during the quarter ended March 31, 2017, and its adoption did not have any impact on our consolidated financial statements.

Recent Accounting Pronouncements

On January 10, 2018, the FASB issued guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election.  Effective the first quarter of 2018, we anticipate the Company will elect to treat any potential GILTI inclusions as a period cost.

In January 2017, the FASB issued guidance on intangibles, including goodwill, which simplifies how companies calculate goodwill impairments by eliminating Step 2 of the impairment test. The guidance requires companies to compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The guidance is effective for annual periods beginning after December 15, 2019, and is applicable for our financial statements in fiscal 2020. Early adoption is permitted. We do not anticipate that this guidance will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued guidance on income taxes which requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial position and results of operations. We do not anticipate that this guidance will have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued guidance that changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. We not anticipate that adoption of this guidance will have a material impact on our consolidated financial statements as the only potential impact would be related to our cost-method investments discussed in Note 3 - Investments and Other Assets.

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use their judgment and make estimates more extensively than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We adopted the new standard effective January 1, 2018, using the modified retrospective approach. We have assessed our various revenue streams to identify performance obligations under this guidance and the key aspects of the standard that will impact our revenue recognition process. Based upon our assessment, these standards will impact the timing of the recognition of our royalty revenue as we have historically waited until the partners have reported end user sales to recognize royalty revenue. With the implementation of the standard, we will record a cumulative adjustment increasing retained earnings which is currently estimated to be approximately $10.5 to $10.7 million of royalty revenue. After implementation, estimated royalty revenue will be recorded each quarter on an accrual basis to more closely coincide with the timing of the end user sale by the partner; with reconciliation made upon submission of the royalty report by the partner indicating actual royalties owed in the following quarter.  We anticipate this could contribute to an increase days sales outstanding by approximately 10 days solely as a result of the timing of when revenue is recorded, not due to any changes in when payments are received. In addition, the Company will begin recording the portion of reagent rental revenue associated with the recovery of the cost of providing the system and other hardware in reagent rental agreements from assay revenue to system revenue effective January 1, 2018. This change will not have any impact on top line revenue and we do not anticipate any material effects to our revenue categorization.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at December 31, 2017 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions and changes in political climate.  Accordingly, our future results could be materially and adversely impacted by changes in these and other factors.

As of December 31, 2017, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi and Yen. For example, some fixed asset purchases and certain expenses are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen and Renminbi exchange rates. A 10% change in all of these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $1.2 million on foreign currency denominated asset and liability balances as of December 31, 2017. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $134,000 was included in determining our consolidated results for the year ended December 31, 2017.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Luminex Corporation

Opinion on Internal Control over Financial Reporting

We have audited Luminex Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Luminex Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Austin, Texas
February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Luminex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luminex Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1998.
Austin, Texas
February 26, 2018

LUMINEX CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$127,112	$93,452
Accounts receivable (net of allowance for doubtful accounts of $1,345 and $419 at December 31, 2017 and 2016, respectively)	40,648	32,365
Inventories, net	49,478	40,775
Prepaids and other	7,403	7,145
Total current assets	224,641	173,737
Property and equipment, net	58,258	57,375
Intangible assets, net	75,985	84,841
Deferred income taxes	37,552	42,497
Goodwill	85,481	85,481
Other	8,599	6,785
Total assets	$490,516	$450,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,537	$12,276
Accrued liabilities	25,990	22,804
Deferred revenue	4,721	5,120
Total current liabilities	45,248	40,200
Deferred revenue	1,498	1,875
Other	5,863	4,962
Total liabilities	52,609	47,037
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 43,404,493 shares at December 31, 2017; 42,802,480 shares at December 31, 2016	43	43
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	350,834	336,430
Accumulated other comprehensive loss	(625)	(1,692)
Retained earnings	87,655	68,898
Total stockholders' equity	437,907	403,679
Total liabilities and stockholders' equity	$490,516	$450,716

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$306,571	$270,639	$237,708
Cost of revenue	107,525	90,984	69,001
Gross profit	199,046	179,655	168,707
Operating expenses:
Research and development	45,717	48,659	42,690
Selling, general and administrative	107,322	99,511	84,760
Amortization of acquired intangible assets	8,854	8,218	3,900
Restructuring costs	—	2,281	—
Total operating expenses	161,893	158,669	131,350
Income from operations	37,153	20,986	37,357
Other (expense) income, net	(4)	129	987
Debt prepayment penalty	—	(1,500)	—
Settlement of litigation, net	—	—	(5,300)
Income before income taxes	37,149	19,615	33,044
Income tax (expense) benefit	(7,726)	(5,801)	3,817
Net income	$29,423	$13,814	$36,861

Net income attributable to common stock holders
Basic	$28,894	$13,814	$36,861
Diluted	28,894	13,814	36,861
Net income per share attributable to common stock holders
Basic	$0.67	$0.32	$0.88
Diluted	$0.67	$0.32	$0.86
Weighted-average shares used in computing net income per share
Basic	43,173	42,584	42,091
Diluted	43,300	43,013	42,637

Dividends declared per share	$0.24	$—	$—

Other comprehensive income:
Foreign currency translation adjustments	1,067	(434)	(531)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	38	(21)
Other comprehensive income (loss)	1,067	(396)	(552)
Comprehensive income	$30,490	$13,418	$36,309

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$29,423	$13,814	$36,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,641	20,131	13,744
Stock-based compensation	12,478	11,821	10,855
Deferred income tax (benefit) expense	6,383	3,626	(5,624)
Excess income tax benefit from employee stock-based awards	—	—	(10)
Loss on sale of assets	964	265	385
Other	1,531	(1,378)	(252)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,265)	1,136	(594)
Inventories, net	(8,668)	(5,484)	5,476
Other assets	(83)	1,811	(968)
Accounts payable	1,798	3,460	(3,943)
Accrued liabilities	(2,657)	198	1,879
Dividends payable	2,671	—	—
Deferred revenue	(785)	281	(427)
Net cash provided by operating activities	57,431	49,681	57,382
Cash flows from investing activities:
Purchases of available-for-sale securities	—	—	(7,488)
Sales and maturities of available-for-sale securities	—	19,491	4,000
Purchases of property and equipment	(14,635)	(13,130)	(18,706)
Business acquisition consideration, net of cash acquired	—	(68,098)	—
Issuance of note receivable	(1,400)	—	—
Purchase of cost-method investment	(1,000)	(1,000)	—
Proceeds from sale of assets and investments	62	45	893
Acquired technology rights	(140)	(200)	(852)
Net cash used in investing activities	(17,113)	(62,892)	(22,153)
Cash flows from financing activities:
Payments on debt	—	(25,000)	—
Proceeds from employee stock plans and issuance of common stock	4,305	5,089	3,118
Shares surrendered for tax withholdings	(2,350)	(1,719)	(1,603)
Excess income tax benefit from employee stock-based awards	—	—	10
Dividends paid	(7,930)	—	—
Net cash (used in) provided by financing activities	(5,975)	(21,630)	1,525
Effect of foreign currency exchange rate on cash	(683)	(253)	98
Change in cash and cash equivalents	33,660	(35,094)	36,852
Cash and cash equivalents, beginning of year	93,452	128,546	91,694
Cash and cash equivalents, end of year	$127,112	$93,452	$128,546

See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2014	41,805,962	$42	$309,424	$(744)	$11,272	$319,994
Exercise of stock options	128,751	—	1,878	—	—	1,878
Issuances of restricted stock, net of shares withheld for taxes	300,733	—	(1,604)	—	—	(1,604)
Stock compensation	—	—	10,827	—	—	10,827
Issuance of common shares under ESPP	79,135	—	1,122	—	—	1,122
Net income	—	—	—	—	36,861	36,861
Tax benefits associated with options	—	—	10	(16)	—	(6)
Foreign currency translation adjustments	—	—	—	(531)	—	(531)
Other	—	—	—	(5)	—	(5)
Balance at December 31, 2015	42,314,581	$42	$321,657	$(1,296)	$48,133	$368,536
Exercise of stock options	178,111	—	3,303	—	—	3,303
Issuances of restricted stock, net of shares withheld for taxes	228,480	—	(1,718)	—	—	(1,718)
Stock compensation	—	—	11,776	—	—	11,776
Issuance of common shares under ESPP	81,308	—	1,413	—	—	1,413
Net income	—	—	—	—	13,814	13,814
Stock Comp ASU Tax Entry	—	—	—	—	6,951	6,951
Foreign currency translation adjustments	—	—	—	(434)	—	(434)
Other	—	—	—	38	—	38
Balance at December 31, 2016	42,802,480	$42	$336,431	$(1,692)	$68,898	$403,679
Exercise of stock options, net of shares withheld for taxes	163,579	—	2,684	—	—	2,684
Issuances of restricted stock, net of shares withheld for taxes	345,978	1	(2,350)	—	—	(2,349)
Stock compensation	—	—	12,409	—	—	12,409
Issuance of common shares under ESPP	92,456	—	1,591	—	—	1,591
Net income	—	—	—	—	29,423	29,423
Foreign currency translation adjustments	—	—	—	1,067	—	1,067
Cash dividends declared on common stock, $0.24 per share	—	—	69	—	(10,666)	(10,597)
Balance at December 31, 2017	43,404,493	$43	$350,834	$(625)	$87,655	$437,907

 See the accompanying notes which are an integral part of these Consolidated Financial Statements.

LUMINEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Luminex Corporation, the “Company” or “Luminex,” develops, manufactures and sells proprietary biological testing technologies and products with applications throughout the life sciences industries, including diagnostics, pharmaceutical and research. These industries depend on a broad range of tests, called assays, to perform diagnostic testing and conduct life science research. The Company established a position in several segments of the life sciences industries by developing and delivering products that satisfy a variety of customer needs in specific market segments, including multiplexing, accuracy, precision, sensitivity, specificity, reduction of labor and ability to test for proteins and nucleic acids. These needs are addressed by the Company's proprietary technologies.

Multiplexing, the foundation of the Company, allows the end user in a laboratory to generate multiple laboratory results from a single sample with a single assay. This is important because the Company's end user customers, which include laboratory professionals performing discovery and research and clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology, the laboratory professional had to perform one assay at a time in a sequential manner, and if additional testing was required on a sample, a second assay would be performed to generate the second result, and so on until all the necessary tests were performed.

The Company primarily serves the diagnostics, pharmaceutical and research industries by marketing products, including the Company's specific testing equipment and assays, to various types of testing laboratories. The Company has a large base of installed systems that has grown primarily from the following:

•	placements made by customers within the Company's Licensed Technologies Group (LTG), previously referred to as the Company's "Partner Business," which customers either:

•	license the Company's xMAP technology and develop products that incorporate the Company's xMAP technology into products that they then sell to end users, or

•
purchase the Company's proprietary xMAP laboratory instrumentation and the Company's proprietary xMAP microspheres and sell xMAP-based assay products and/or xMAP-based testing services, which run on the xMAP instrumentation, and pay a royalty to the Company;

•	In addition, the Company utilizes a direct sales force that focuses on the sale of molecular diagnostic assays that run on the Company's systems.

As of December 31, 2017, the Company had 73 strategic partners, 53 of which have released commercialized reagent-based products utilizing the Company's technology. Luminex and these partners have sold approximately 14,848 xMAP-based instruments in laboratories worldwide as of December 31, 2017. The Company's remaining partners are in various stages of development and commercialization of products incorporating our technology.

A primary focus for the Company's growth is the development and sale of molecular diagnostic assays utilizing the Company's proprietary MultiCode® and VERIGENE technologies for use on the Company's installed base of systems. The Company utilizes a direct sales model for sales of these products, which is intended to take advantage of the Company's increasing installed base of instruments. Luminex's assays are primarily focused on multiplexed applications for the human molecular clinical diagnostics market. Luminex's assay products are currently focused on three segments of the molecular diagnostic testing market: human genetics, personalized medicine and infectious disease.

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

Fair Value of Financial Instruments

The fair values of financial instruments are determined by obtaining non-binding market prices from the Company's third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, cost-method investments, long-term investments, accounts payable and accrued liabilities.  The fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2017 and 2016. See Note 6 for further details concerning fair value measurements.

Supplemental Cash Flow Statement Information (in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash paid during the period for taxes	$1,393	$385	$578
Cash (received) paid during the period for interest and penalties	57	(3)	96
Cash paid during the period for Nanosphere debt interest	—	391	—
Cash paid during the period for Nanosphere debt prepayment penalty	—	1,500	—
Effect of acquisitions:
Fair value of tangible assets acquired	—	34,372	—
Liabilities assumed	—	(25,391)	—
Cost in excess of fair value of assets acquired	—	35,862	—
Acquired identifiable intangible assets	—	27,595	—
Deferred tax assets, net	—	6,989	—
In-process research and development	—	12,982	—
Total purchase price	—	92,409	—
Less cash and cash equivalents acquired	—	24,311	—
Net cash paid for business acquisition	$—	$68,098	$—

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

Laboratory Corporation of America (LabCorp) accounted for 20%, 20% and 24% of our total revenues in 2017, 2016 and 2015, respectively.  Thermo Fisher Scientific Inc. accounted for 15%, 13% and 13% of our total revenues in 2017, 2016 and 2015, respectively.  No other customer accounted for more than 10% of our total revenues in 2017, 2016 or 2015.

Inventories

Inventories, consisting primarily of raw materials and purchased components, are stated at the lower of cost or net realizable value, with cost determined according to the standard cost method, which approximates the first-in, first-out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. As a developer and manufacturer of high technology medical equipment, the Company may be exposed to a number of economic and industry factors that could result in portions of inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in the Company's markets, ability to meet changing customer requirements, competitive pressures on products and prices, and reliability and replacement of and the availability of key components from suppliers. The Company's policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon the Company's assumptions about future demand for products and market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product expiration or end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining the Company's estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted. If inventory is determined to be overvalued, excess or obsolete, the Company would be required to record impairment charges within cost of goods sold at the time of such determination. Although considerable effort is made to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or expected usage could have a significant negative impact on the value of inventory and the Company's operating results. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost over the fair value of the assets of the acquired business.  In accordance with Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350), goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise, using a two-step impairment process tested at our sole reporting unit level.  Events or circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate, significant changes in our use of the acquired assets, significant negative industry or economic trends, significant under-performance relative to operating performance indicators and significant changes in competition. The Company determined that no triggering events occurred during the year ended December 31, 2017. In 2017 and 2016, the Company estimated the fair value of the reporting unit using a fair-value-based approach based on the market capitalization. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company’s products, capital needs, economic trends and other factors which are inherently difficult to forecast. The Company's annual test did not result in an impairment charge in 2017, as the estimated fair value of the reporting unit continued to exceed the carrying value by a significant enough amount such that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit. No goodwill impairments were recorded in 2017, 2016 or 2015.

Intangible assets are amortized on a straight-line basis over their respective estimated useful lives ranging from 9 to 15 years. Any in-process research and development will be an indefinite-lived intangible asset until completion or abandonment, at which point it will be accounted for as a finite-lived intangible asset or written off if abandoned.

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

We adopted new revenue accounting guidance effective January 1, 2018, which will impact the amount and timing of our future revenue recognition. For further discussion, see Note 17, “Recent Accounting Pronouncements”.

Product-Related Expenses

The Company provides for the estimated cost of initial product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.  Shipping and handling costs associated with product sales are included in cost of sales. Advertising costs are charged to operations as incurred.  The Company does not have any direct-response advertising.   Advertising expenses, which include trade shows and conventions, were approximately $2.4 million, $2.2 million and $2.3 million for 2017, 2016 and 2015, respectively, and were included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

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

NOTE 2 — REORGANIZATION

Following the acquisition of Nanosphere, Inc. (Nanosphere), and to better focus on the Company's core business, the Company conducted a reorganization in December 2016. The reorganization included a headcount reduction of approximately 40 people, a reallocation of responsibilities within the research and development organization and a significant reduction of biodefense efforts.  The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily included severance pay and other separation costs such as outplacement services and benefits. As a result of the organizational change, the Company eliminated approximately 4% of its aggregate workforce. The Company recognized a charge of approximately $2.5 million in the fourth quarter of 2016 in conjunction with these activities.

Rollforward of Accrued Reorganization (in thousands)	December 31, 2017

Balance at beginning of year	$1,471
Total reorganization charges	—
Employee separation payments	(1,471)
Balance at end of period	$—
The reorganization accrual balance was paid in January 2017. As such, there is no remaining liability within accrued liabilities on the consolidated balance sheet as of December 31, 2017.

NOTE 3 – INVESTMENTS AND OTHER ASSETS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. As of December 31, 2017 and December 31, 2016, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date. The fair value of all securities is determined by quoted market prices, market interest rate inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period). Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. As of December 31, 2017, the Company had no short or long term investments, since those funds were used to pay for a portion of the acquisition of Nanosphere.

Available-for-sale securities consisted of the following as of December 31, 2017 (in thousands):

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

There were no proceeds from the sales of available-for-sale securities for the year ended December 31, 2017. There were $19.5 million in proceeds from the sales of available-for-sale securities during the year ended December 31, 2016, which were used to partially fund the acquisition of Nanosphere. Realized gains and losses on sales of investments are determined using the specific identification method and are included in other income (expense) in the Consolidated Statement of Comprehensive Income. Net unrealized holding losses on available-for-sale securities were included in accumulated other comprehensive income (loss) as of December 31, 2016. There were no available-for-sale debt securities as of December 31, 2017. All of the Company's available-for-sale securities with gross unrealized losses as of December 31, 2016 had been in a loss position for less than 12 months.

Non-Marketable Securities and Other-Than-Temporary Impairment

During each of the years ended December 31, 2017 and December 31, 2016, the Company made a $1.0 million minority interest investment (an aggregate of $2.0 million) in a private company based in the U.S. that is focused on development of next generation technologies. This minority interest is included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee since the Company owns less than 20% of the voting equity in the investee and the investee is not publicly traded. Although we may invest further in this entity over the course of the next several quarters, we do not anticipate our ownership interest to exceed 20% in the short term. During the year ended December 31, 2017, the Company also entered into a $1.4 million promissory note with the private company, for which it owns an aggregate of $2.0 million interest. The promissory note is payable at the annual interest rate of 1.95%, with a maturity date of five years from the date of issuance.

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

Other long-term assets consisted of the following at December 31 (in thousands):

	2017	2016
Purchased technology rights (net of accumulated amortization of $7,012 and $6,453 in 2017 and 2016, respectively)	$3,149	$3,567
Cost-method investments	3,000	2,000
Notes receivable (1)	1,400	—
Other	1,050	1,218
	$8,599	$6,785
(1) During the year ended December 31, 2017, the Company entered into a promissory note with a private company, for which it owns an aggregate of $2.0 million interest. The promissory note is payable at the annual interest rate of 1.95%, with a maturity date of five years from the date of issuance.

For the years ended December 31, 2017 and 2016, the Company recognized amortization expense related to the amortization of purchased technology rights of approximately $559,000 and $394,000, respectively.  Future amortization expense is estimated to be $430,000 in 2018, $418,000 in 2019, $318,000 in 2020, $285,000 in 2021, $268,000 in 2022 and $1,430,000 thereafter.

NOTE 4 — ACCOUNTS RECEIVABLE AND RESERVES

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

	2017	2016
Accounts receivable	$41,993	$28,181
Accounts receivable acquired through the Nanosphere acquisition	—	4,603
Less: Allowance for doubtful accounts	(1,345)	(419)
	$40,648	$32,365

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2014	$4,357
Recoveries charged to costs and expenses	456
Write-offs of uncollectible accounts	(4,609)
Balance at December 31, 2015	$204
Increases charged to costs and expenses	320
Write-offs of uncollectible accounts	(105)
Balance at December 31, 2016	$419
Increases charged to costs and expenses	1,312
Write-offs of uncollectible accounts	(386)
Balance at December 31, 2017	$1,345

NOTE 5 — INVENTORIES, NET

Inventories consisted of the following at December 31 (in thousands):

	2017	2016
Parts and supplies	$29,266	$22,960
Work-in-progress	8,712	6,268
Finished goods	11,500	11,547
	$49,478	$40,775

The Company has non-cancellable purchase commitments with certain of its component suppliers in the amount of approximately $31.1 million at December 31, 2017. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

NOTE 6 — FAIR VALUE MEASUREMENT

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2 or Level 3 measurements for the year ended December 31, 2017.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$701	$—	$—	$701

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$701	$—	$—	$701

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2017	2016
Laboratory equipment	$52,498	$48,334
Leasehold improvements	37,155	34,660
Computer equipment	3,174	3,672
Purchased software	22,056	22,009
Furniture and fixtures	5,842	5,242
Assets on loan/rental	15,741	12,517
Capital lease equipment	962	1,321
	137,428	127,755
Less: Accumulated depreciation	(79,170)	(70,380)
	$58,258	$57,375

Depreciation expense was $13.2 million, $11.5 million, and $9.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	2017	2016
Balance at beginning of year	$85,481	$49,619
Acquisition of Nanosphere	—	35,862
Balance at end of year	$85,481	$85,481

The Company's goodwill is not expected to be deductible for tax purposes. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Definite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2016
Balance at December 31, 2015	69,102	7,797	1,652	—	78,551
Completion of IP R&D projects	12,283	11,300	4,012	12,982	40,577
Balance at December 31, 2016	81,385	19,097	5,664	12,982	119,128
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2015	(21,646)	(3,667)	(756)	—	(26,069)
Amortization expense	(6,491)	(1,371)	(356)	—	(8,218)
Accumulated amortization balance at December 31, 2016	(28,137)	(5,038)	(1,112)	—	(34,287)
Net balance at December 31, 2016	$53,248	$14,059	$4,552	$12,982	$84,841
Weighted average life (in years)	10	10	10

2017
Balance at December 31, 2016	81,385	19,097	5,664	12,982	119,128
Balance at December 31, 2017	81,385	19,097	5,664	12,982	119,128
Less: accumulated amortization:
Accumulated amortization balance at December 31, 2016	(28,137)	(5,038)	(1,112)	—	(34,287)
Amortization expense	(6,277)	(1,999)	(580)	—	(8,856)
Accumulated amortization balance at December 31, 2017	(34,414)	(7,037)	(1,692)	—	(43,143)
Net balance at December 31, 2017	$46,971	$12,060	$3,972	$12,982	$75,985
Weighted average life (in years)	11	10	10

The in-process research and development project is the development of the next generation VERIGENE system, VERIGENE II, which we currently believe will start clinical trials in 2018 and be commercially launched in 2019. The estimated costs to complete this project are between $6.0 million and $8.0 million.

The estimated aggregate amortization expense for the next five years and thereafter is as follows (in thousands):

2018	$8,666
2019	8,666
2020	8,666
2021	8,307
2022	7,060
Thereafter	21,638
$63,003
IPR&D	12,982
$75,985

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

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Available for Sale Investments	Accumulated Other Comprehensive Income Items
Balance at December 31, 2016	$(1,692)	$—	$(1,692)
Other comprehensive loss before reclassifications	1,067	—	1,067
Net current-period other comprehensive loss	1,067	—	1,067
Balance at December 31, 2017	$(625)	$—	$(625)

There are no tax benefits or expenses related to the other comprehensive loss for the twelve months ended December 31, 2017.

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31 (in thousands):

	2017	2016
Compensation and employee benefits	$18,218	$17,229
Income and other taxes	1,070	816
Warranty costs	1,308	675
Dividends payable	2,671	—
Other	2,723	4,084
	$25,990	$22,804

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2014	$488
Warranty expenses	(859)
Accrual for warranty costs	924
Accrued warranty costs at December 31, 2015	553
Warranty expenses	(1,322)
Accrual for warranty costs	1,444
Accrued warranty costs at December 31, 2016	675
Warranty expenses	(2,049)
Accrual for warranty costs	2,682
Accrued warranty costs at December 31, 2017	$1,308

NOTE 11 — INCOME TAXES

The components of income before income taxes for the years ended December 31 are as follows (in thousands):

	2017	2016	2015
Domestic	$18,436	$2,281	$7,472
Foreign	18,713	17,334	25,572
Total	$37,149	$19,615	$33,044

The components of the (benefit) provision for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2017	2016	2015
Current:
Federal	$3,149	$1,545	$490
Foreign	295	204	174
State	883	449	58
Total current	$4,327	$2,198	$722
Deferred:
Federal	14,970	(215)	(13)
Foreign	(9,267)	3,813	(4,422)
State	(2,304)	5	(104)
Total deferred	3,399	3,603	(4,539)
Total (benefit) provision for income taxes	$7,726	$5,801	$(3,817)

The Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017 making significant reforms to the Internal Revenue Code. The reforms include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, transition of U.S. international taxation from a worldwide tax system to a territorial system, and a mandatory one-time transition tax on the deemed repatriation of cumulative foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the implication of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act and provides a one-year measurement period to complete the accounting required under ASC 740.

In accordance with SAB 118, the Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision based on its understanding of the Tax Act and guidance available and as a result has recorded $12.6 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $2.7 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $6.7 million. The provisional amount related to withholding taxes on the undistributed earnings of our Canadian subsidiary, as these amounts are no longer permanently reinvested, was $3.2 million. Additional work is necessary to conduct a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The Company recorded an additional amount of tax liability related to the one-time transition tax of $2.7 million, after utilization of certain tax attributes, payable over eight years.

The provision for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended December 31,
	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(1.4)%	1.5%	(0.2)%
Permanent items	0.5%	9.5%	0.6%
Effect of foreign operations	(5.7)%	(9.0)%	(8.0)%
Research and incentive tax credit generated	(4.6)%	(14.3)%	(3.0)%
Valuation allowance	(37.6)%	5.5%	(32.1)%
Income tax reserves	0.5%	1.3%	(0.5)%
Stock compensation deferred	0.0%	0.0%	(3.5)%
Remeasurement U.S. deferreds	7.3%	0.0%	0.0%
Transition tax	18.1%	0.0%	0.0%
Foreign earnings withholding tax	8.6%	0.0%	0.0%
Other	0.1%	0.1%	0.1%
	20.8%	29.6%	(11.6)%

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740 "Income Taxes" (ASC 740). Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at the end of each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Accrued liabilities and other	$6,444	$7,582
Net operating loss and credit carryforwards	67,299	81,404
Deferred revenue	1,541	2,628
Depreciation and amortization	4,071	4,980
Stock compensation and other	5,429	7,673
Gross deferred tax assets	84,784	104,267
Valuation allowance	(21,943)	(27,879)
Total deferred tax assets	$62,841	$76,388

Deferred tax liabilities:
Accrued liabilities and other	$(4,207)	$(1,333)
Depreciation and amortization	(20,155)	(31,631)
Stock compensation	—	—
Acquired intangibles	(927)	(927)
Total deferred tax liabilities	(25,289)	(33,891)

Net deferred tax assets	$37,552	$42,497

The Company has established a valuation allowance against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets. The valuation allowance decreased approximately $5.9 million in 2017 from 2016 primarily due to releasing valuation allowance of $13.5 million against net deferred tax assets of our Canadian and Dutch subsidiaries, releasing valuation allowance of $1.0 million against net deferred tax assets of certain state net operating loss carryforwards, and recording increased valuation allowance on the net deferred tax assets of our state net operating loss carryforwards of $8.6 million as a result of remeasurement using the new U.S. federal corporate tax rate of 21%. The Company extended its commitments with its largest customer, LabCorp, and determined that it was more likely than not that Canadian deferred tax assets would be realized based on increased positive income projections. We expect to utilize portions of net operating loss carryforwards before statutory expiration dates based on our income projections in the Netherlands, and thus we determined that it was more likely than not that a portion of the Dutch deferred tax assets would be realized.

At December 31, 2017, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $69.8 million, $389.9 million, and $9.5 million, respectively. These losses expire beginning in 2018. Federal and state net operating losses of approximately $69.8 million and $389.9 million, respectively, were acquired as part of the acquisitions of U.S. companies. These acquired net operating losses are subject to annual limitations due to the "change of ownership" provisions of Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has federal, state and foreign credit carryforwards of approximately $7.6 million, $3.7 million, and $15.4 million, respectively. These credits begin to expire in 2018, except for approximately $3.4 million which have an indefinite carryforward period. Certain of these credits are subject to annual limitations under the change in ownership provisions. Alternative minimum tax credits of $2.3 million which are potentially subject to refund under the Act have been reflected as deferred tax assets. In addition, the Company has a gross scientific research and experimental developmental pool in Canada of approximately $15.4 million which has an indefinite carryforward period.

The excess of financial reporting basis over tax basis of the Company's foreign subsidiaries is considered permanently reinvested with the exception of certain earnings of the Canadian subsidiary. The cumulative amount of excess financial reporting basis of the Company's non-U.S. subsidiaries was approximately $7.4 million at December 31, 2017, $26.6 million at December 31, 2016 and $17.2 million at December 31, 2015. Since the Company does not intend to permanently reinvest its previously taxed Canadian earnings, it had recorded a deferred tax liability of $3.2 million  related to withholding and state income taxes associated with the ultimate repatriation from Canada to the U.S. of these previously taxed earnings. Beginning January 1, 2018, the Tax Act implemented a territorial tax system in the U.S. such that the income earned by the Company’s non-U.S. subsidiaries will be subject to a 100% dividend received deduction. As such, only potential withholding and state income taxes on the non-permanently reinvested earnings have a liability recorded. We have not recognized a deferred tax liability related to withholding taxes on the excess financial reporting basis of our other foreign subsidiaries because the Company currently intends to reinvest earnings of these subsidiaries in operations outside the U.S. and determination of such liability, if any, is dependent on circumstances existing if and when remittance occurs.

As of December 31, 2017 and December 31, 2016, the Company had recorded gross unrecognized tax benefits of approximately $2.7 million and $2.6 million, respectively.  All of the unrecognized tax benefits as of December 31, 2017, if recognized, would impact the effective tax rate.  The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense.  During the years ended December 31, 2017 and 2016, the Company recognized approximately $35,400 and $3,000 in tax related interest and penalties, respectively.  Reserves for interest and penalties as of December 31, 2017 and 2016 are not significant as the Company has net operating loss carryovers.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2017	2016
Balance at beginning of year	$2,677	$2,184
Additions based on tax positions related to the current year	355	481
Additions for tax positions of prior years	—	12
Reductions for tax positions of prior years	(103)	—
Lapse of statute of limitations	(152)	—
Balance at end of year	$2,777	$2,677

As of December 31, 2017, there were no unrecognized tax benefits that the Company expects would change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations.  In the United States and Canada, the statute of limitations with respect to the federal income tax returns for tax years after 2011 are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2012 tax year and make adjustments to these net operating loss carryforwards.  We are currently under audit in Canada for the Company’s scientific research and experimental development pool claims for the 2012 through 2013 tax years. We do not expect a material adjustment as a result of the audit.  We are not under audit in any other major taxing jurisdictions at this time.

NOTE 12 — NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Basic:
Net income	$29,423	$13,814	$36,861
Less: allocation to participating securities	(529)	—	—
Net income attributable to common stockholders	$28,894	$13,814	$36,861
Weighted average common stock outstanding	43,173	42,584	42,091
Net income per share attributable to common stockholders	$0.67	$0.32	$0.88

Diluted:
Net income	$29,423	$13,814	$36,861
Less: allocation to participating securities	(529)	—	—
Net income attributable to common stockholders	$28,894	$13,814	$36,861
Weighted average common stock outstanding	43,173	42,584	42,091
Effect of dilutive securities: stock options and awards	127	429	546
Weighted-average shares used in computing net income per share	43,300	43,013	42,637
Net income per share attributable to common stockholders	$0.67	$0.32	$0.86

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards (RSAs) and stock options to acquire 2,182,000, 2,017,000, and 1,252,000 shares for the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

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

NOTE 13 — STOCKHOLDERS' EQUITY, EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders.  At December 31, 2017 and 2016, there was no preferred stock issued and outstanding.

Dividends

In February 2017, the Board of Directors initiated a cash dividend program under which the Company anticipates paying a regular quarterly cash dividend. On February 21, 2017, May 24, 2017, September 12, 2017 and December 7, 2017 the Board of Directors declared cash dividends on the Company’s common stock of $0.06 per share, respectively. The dividend declared in February was payable to stockholders of record as of March 24, 2017 and was paid on April 14, 2017. The dividend declared in May was payable to stockholders of record as of June 23, 2017 and was paid on July 14, 2017. The dividend declared in September was payable to stockholders of record as of September 22, 2017 and was paid on October 13, 2017. The dividend declared in December was payable to stockholders of record as of December 22, 2017 and was paid on January 12, 2018. The Company's current intent is to pay a continuing dividend on a quarterly basis. However, future declaration of dividends is subject to the final determination of the Company's Board of Directors.

Stock-Based Compensation

At December 31, 2017, the Company has one stock-based employee compensation plan pursuant to which grants may be made: the Third Amended and Restated 2006 Equity Incentive Plan (Equity Incentive Plan) which was approved at the Company’s Annual Meeting on May 25, 2006 and amended at the Company’s Annual Meetings on each of May 21, 2009, May 17, 2012 and May 14, 2015.  No further grants shall be made pursuant to the 2000 Long-Term Incentive Plan (2000 Plan) or the 2001 Broad-Based Stock Option Plan (2001 Plan). In addition, at December 31, 2017, the Company has one plan pursuant to which discount purchases may be made by the participants in such plan: the Luminex Corporation Employee Stock Purchase Plan (ESPP), which was approved at the Company's Annual Meeting on May 17, 2012 and amended at the Company's Annual Meeting on May 18, 2017.

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

The ESPP provides for the granting of rights to certain employees of the Company to defer an elected percentage, up to 15%, of their base salary through the purchase of the Company's common stock, discounted by 15%. As of December 31, 2017, there were approximately 2.4 million shares authorized for future issuance under the Company’s Equity Incentive Plan and approximately 407,000 shares eligible for purchase pursuant to the terms and conditions of the ESPP as more fully described below.

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

On each of March 22, 2016 and March 10, 2017, the Compensation Committee approved an award of stock options (the “Performance Options”) to the Company’s named executive officers and certain other executives that vest over four years based on achievement of certain operating profit and revenue targets in 2016 and 2017, respectively. The Performance Options have an exercise price equal to the closing market price for the Company’s common stock on the Nasdaq Global Select Market on the date of grant (March 22, 2016 and March 10, 2017, respectively) and expire seven years from the date of grant. The Performance Options were measured over a performance period ending on December 31, 2016 and December 31, 2017, respectively. Following the end of the applicable fiscal year, the Committee will determine the number of Performance Options which remain eligible to vest based upon the level of achievement of an established Company performance goal (the "Company Financial Goal"). If the Company fails to meet the threshold performance for the performance period, no Performance Options will be eligible to vest. Minimum vesting for minimum threshold performance starts at 30% of the target value for the Company Financial Goal. If the Company’s performance exceeds the target performance, the recipient may receive additional Performance Options above the target number, subject to a maximum of 200% of the target award. The Company's financial performance resulted in delivery of 140% and 148% of the number of target Performance Options granted for 2016 and 2017, respectively. The Performance Options that remain eligible to vest after the determination date will vest 25% on each of the first four anniversaries of the grant date. In the event of a change of control of the Company before the end of the performance period, the Performance Options will automatically vest based on the greater of actual achievement of the pro-rated Company Financial Goal as of the date of the change of control or 100% of target performance, as determined by the Committee in its sole discretion. The Performance Options are exercisable into shares of the Company’s common stock.

Accounting for Stock Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options, performance options and market value on the date of grant for RSAs.  The fair values of stock and stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants.

In accordance with ASC 718, the Company evaluates the assumptions used in the Black-Scholes model at each grant date using a consistent methodology for computing expected volatility, expected term and risk-free rate of return. Calculation of expected volatility is based on historical volatility. The expected life is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options and performance options.  The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on our history and expectation of dividend payouts at the time of grant. The assumptions used are summarized in the following table:

	2017	2016	2015
Dividend yield	1.3%	—%	—%
Expected volatility	0.5	0.5	0.5
Risk-free rate of return	2.0%	1.4%	1.6%
Expected life of a 10 year contractual term option	7 years	7 years	7 years
Expected life of a 7 year contractual term option	4.87 years	4.87 years	4.87 years
Weighted average fair value at grant date	$6.66	$7.86	$6.73

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

The Company’s stock option activity for the years ended December 31, 2015, 2016 and 2017 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	825	$18.84
Granted	1,023	15.98
Exercised	(129)	14.59
Cancelled or expired	(27)	16.67
Outstanding at December 31, 2015	1,692	$17.47
Granted	886	19.21
Exercised	(178)	18.55
Cancelled or expired	(220)	17.83
Outstanding at December 31, 2016	2,180	$18.06
Granted	1,406	18.08
Exercised	(172)	16.50
Cancelled or expired	(328)	18.39
Outstanding at December 31, 2017	3,086	$18.10	5.19	$5,401
Vested at December 31, 2017 and expected to vest	3,026	$18.10	5.18	$5,307
Exercisable at December 31, 2017	834	$18.24	4.22	$1,587

During the years ended December 31, 2017, 2016 and 2015, the total exercise intrinsic value of stock options exercised was $0.7 million, $0.6 million and $0.8 million, respectively, and the total fair value of stock options that vested was $12.7 million, $1.6 million and $2.5 million, respectively.  Exercise intrinsic value represents the difference between the market value of the Company's common stock at the time of exercise and the price paid by the employee to exercise the options. The Company had $11.1 million of total unrecognized compensation costs related to stock options at December 31, 2017 that are expected to be recognized over a weighted-average period of 2.55 years.

The Company’s restricted share activity for the years ended December 31, 2015, 2016 and 2017 is as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2014	1,098	$19.63
Granted	276	15.95
Vested	(349)	19.30
Cancelled or expired	(190)	19.19
Non-vested at December 31, 2015	836	$18.66
Granted	301	19.76
Vested	(231)	19.75
Cancelled or expired	(96)	18.78
Non-vested at December 31, 2016	810	$18.74
Granted	370	18.22
Vested	(354)	18.74
Cancelled or expired	(112)	18.84
Non-vested at December 31, 2017	715	$18.46

Restricted Stock Units	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2014	658
Granted	122
Vested	(54)
Cancelled or expired	(224)
Non-vested at December 31, 2015	501
Granted	99
Vested	(83)
Cancelled or expired	(61)
Non-vested at December 31, 2016	457
Granted	104
Vested	(122)
Cancelled or expired	(16)
Non-vested at December 31, 2017	423	1.05	$8,342
Vested at December 31, 2017 and expected to vest	417	1.01	$8,219
Exercisable at December 31, 2017	273	0.00	$5,391

As of December 31, 2017, there was $13.5 million of unrecognized compensation cost related to RSAs and RSUs.  That cost is expected to be recognized over a weighted average-period of 2.05 years.  The total fair value of restricted shares vested during the year ended December 31, 2017, 2016 and 2015 was $8.8 million, $7.0 million and $8.5 million, respectively.

RSAs and RSUs may be granted at the discretion of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2017, the Company awarded 369,715 shares of RSAs, which had a fair value at the date of grant ranging from $18.04–$20.80. During the year ended December 31, 2016, the Company awarded 301,419 shares of RSAs, which had a fair value at the date of grant ranging from $19.48–$22.59. During the year ended December 31, 2015, the Company awarded 276,271 shares of RSAs, which had a fair value at the date of grant ranging from $15.93–$16.72.  During the year ended December 31, 2017, the Company awarded 104,237 shares of RSUs, which had a fair value at the date of grant ranging from $18.04–$20.80.  During the year ended December 31, 2016, the Company awarded 99,144 shares of RSUs, which had a fair value at the date of grant ranging from $19.48–$20.62.  During the year ended December 31, 2015, the Company awarded 121,802 shares of RSUs, which had a fair value at the date of grant ranging from $15.93–$16.72. Compensation under these RSAs and RSUs was charged to expense over the restriction period and amounted to $7.2 million, $7.9 million, and $8.1 million in 2017, 2016 and 2015, respectively. There were no significant stock compensation costs capitalized into assets as of December 31, 2017, 2016 or 2015.

The Company received $2.8 million, $3.3 million and $1.9 million for the exercise of stock options during the years ended December 31, 2017, 2016 and 2015, respectively.  Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan and 2000 Plan from reserves upon the exercise of stock options and vesting of RSAs.

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of comprehensive income (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$1,561	$1,247	$975
Research and development	2,039	2,658	2,422
Selling, general and administrative	8,878	7,916	7,458
Stock-based compensation costs reflected in net income	$12,478	$11,821	$10,855

Employee Savings Plans and Other Benefit Plans

Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code for the Company’s employees in the United States. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2017, 2016 and 2015, each employee could contribute a percentage of compensation up to a maximum of $18,000 per year, with the Company matching 50% of each employee’s contributions.  Effective January 1, 2010, the Company began contributing to a deferred profit sharing plan for its Canadian employees.  All Canadian employees are eligible to participate in the plan.  The Company’s contributions to these plans for 2017, 2016 and 2015 were $3.8 million, $3.2 million and $2.8 million, respectively.

Several of the Company’s Netherlands employees are covered by a defined benefit plan.  The cost and total liability to the Company is not material.  Effective January 1, 2011, all of the Company’s new hires in the Netherlands are eligible to participate in a defined contribution plan.

Employee Stock Purchase Plan

In May 2012, the Company's stockholders approved the ESPP, which provides for the purchase of up to 500,000 shares of the Company's common stock by eligible employees. In May 2017, the Company's stockholders approved an amendment to the ESPP Plan, which increased the shares available under the ESPP by 341,744 shares. The ESPP period is semi-annual and allows participants to purchase the Company's common stock at 85% of the lesser of (i) the closing market value per share of the common stock on the first trading date of the option period or (ii) the closing market value per share of the common stock on the last trading date of the option period. As of December 31, 2017, 2016 and 2015, 434,300 shares, 341,844 shares and 260,536 shares, respectively had been issued out of the ESPP. The related stock-based compensation expense was $0.5 million, $0.4 million and $0.4 million for 2017, 2016 and 2015, respectively.

The Company uses the Black-Scholes model to estimate the fair value of shares to be issued under the ESPP as of the grant date using the following weighted average assumptions:

2017
Assumptions:
Risk-free interest rates	1.07%
Expected life	0.5 years
Expected volatility	.45
Dividend yield	1.3%

Reserved Shares of Common Stock

At December 31, 2017 and 2016, the Company had reserved 6,270,286 and 6,816,465 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, RSUs, purchase of common stock pursuant to the ESPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summarizes the reserved shares by plan as of December 31, 2017:

	Options and RSUs Outstanding	Shares Available for Future Issuance	Total Shares Reserved
Equity Incentive Plan	3,509,316	2,353,526	5,862,842
ESPP	—	407,444	407,444
	3,509,316	2,760,970	6,270,286

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company has operating leases related primarily to its office and manufacturing facilities with original lease periods of up to ten years. Rental and lease expense for these operating leases for the years 2017, 2016 and 2015 totaled approximately $6.6 million, $5.8 million and $4.7 million, respectively.

Minimum annual lease commitments as of December 31, 2017 under non-cancellable leases for each of the next five years and in the aggregate were as follows (in thousands):

2018	$5,180
2019	4,584
2020	2,708
2021	1,958
2022	1,461
Thereafter	897
Total	$16,788

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

Non-Cancellable Purchase Commitments

As of December 31, 2017 the Company had approximately $31.1 million in purchase commitments primarily with several of its inventory suppliers as well as other operating commitments. Certain of our supply agreements require purchase and delivery of minimum amounts of components through 2018, and purchases under these arrangements were $1.8 million, $2.6 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

NOTE 15 — GUARANTEES

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

NOTE 16 — GEOGRAPHIC INFORMATION

The table below provides information regarding product revenues and property and equipment, net from the Company’s sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	Sales to Customers			Property and Equipment, net
	2017	2016	2015	2017	2016	2015
Domestic	$256,834	$222,706	$200,427	$54,623	$53,283	$43,910
Foreign:
Europe	20,378	19,211	17,034	809	1,079	1,358
Asia	20,134	20,733	12,794	741	730	429
Canada	4,386	3,738	3,239	2,077	2,274	2,085
Other	4,839	4,251	4,214	8	9	14
	$306,571	$270,639	$237,708	$58,258	$57,375	$47,796

The Company's aggregate foreign currency transaction losses of $134,000, $121,000 and $841,000 were included in determining the consolidated results for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 17 — RECENT ACCOUNTING PRONOUNCEMENTS

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

Recent accounting guidance not yet adopted

On January 10, 2018, the FASB issued guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election.  Effective the first quarter of 2018, we anticipate the Company will elect to treat any potential GILTI inclusions as a period cost.

In January 2017, the FASB issued guidance on intangibles, including goodwill which simplifies how companies calculate goodwill impairments by eliminating Step 2 of the impairment test. The guidance requires companies to compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2020. Early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued guidance that changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements as the only potential impact would be related to the Company's cost-method investments discussed in Note 3 - Investments and Other Assets.

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use their judgment and make estimates more extensively than under current U.S. GAAP. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach. The Company has assessed its various revenue streams to identify performance obligations under this guidance and the key aspects of the standard that will impact the Company's revenue recognition process. Based upon the Company's assessment, these standards will impact the timing of the recognition of the Company's royalty revenue as the Company has historically waited until the partners have reported end user sales to recognize royalty revenue. With the implementation of the standard, the Company will record a cumulative adjustment increasing retained earnings, which is estimated to be approximately $10.5 to $10.7 million of royalty revenue. After implementation, estimated royalty revenue will be recorded each quarter on an accrual basis to more closely coincide with the timing of the end user sale by the partner; with reconciliation made upon submission of the royalty report by the partner indicating actual royalties owed in the following quarter.  We anticipate this could contribute to an increase days sales outstanding by approximately 10 days solely as a result of the timing of when revenue is recorded, not due to any changes in when payments are received. In addition, the Company will begin recording the portion of reagent rental revenue associated with the recovery of the cost of providing the system and other hardware in reagent rental agreements from assay revenue to system revenue effective January 1, 2018. This change will not have any impact on top line revenue and the Company does not anticipate any material effects to its revenue categorization.

NOTE 18 — SELECTED QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$77,779	$76,457	$74,136	$78,199
Gross profit	52,786	50,061	45,819	50,380
Income (loss) from operations	14,012	7,482	6,529	9,130
Net income (loss)	9,231	5,544	17,613	(2,965)
Basic income (loss) per common share	0.21	0.13	0.40	(0.07)
Diluted income (loss) per common share	0.21	0.13	0.40	(0.07)
Cash dividends per common share	0.06	0.06	0.06	0.06

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$62,981	$64,166	$71,221	$72,271
Gross profit	44,806	44,921	45,665	44,263
Income from operations	11,801	7,500	4,028	(2,343)
Net income (1)	8,770	5,653	2,751	(3,360)
Basic income per common share	0.21	0.13	0.06	(0.08)
Diluted income per common share	0.21	0.13	0.06	(0.08)
Cash dividends per common share	—	—	—	—

(1) Net income in the third quarter of 2017 included an income tax benefit from the release of a portion of the valuation allowance on deferred tax assets in Canada. See Note 11 – Income Taxes.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on their assessment of the effectiveness of our internal control over financial reporting, which is provided at Item 8 "Financial Statements and Supplementary Data," page 60.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal 1 - Election of Class III Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on or about May 17, 2018 (Proxy Statement). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 3, 2018.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant as of February 23, 2018" in Item 1 of this Annual Report on Form 10-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2017, certain information with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B) (2)	(C)
Equity compensation plans approved by security holders (1)	3,509,316	$18.10	2,760,970
Equity compensation plans not approved by security holders	—	$—	—
Total	3,509,316		2,760,970
_________________
(1) Includes approximately 407,000 shares that are issuable upon vesting of outstanding restricted stock units. The remaining balance consists of outstanding stock option grants.
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

10.26#
Employment Agreement, dated August 14, 2012, by and between Luminex Corporation and Nancy M. Fairchild (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.27#
Second Amendment to Employment Agreement, effective as of February 6, 2014, by and between Luminex Corporation and Nancy M. Fairchild (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.28#
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

10.31#
Form of Non-Qualified Stock Option Agreement for the Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2015).

10.32#
Form of Stock Appreciation Rights Agreement for the Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2015).

10.33#	Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as Annex A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 14, 2015).

10.34#
Form of Restricted Share Award Agreement for Directors for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2015).

10.35#
Form of Restricted Share Unit Agreement for Directors for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2015).

10.36#
Employment Agreement, dated March 4, 2015, by and between Luminex Corporation and Richard Rew (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2015).

10.37#
Employment Agreement, dated March 16, 2015, by and between Luminex Corporation and Randall Myers (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2016).

10.38#
Employment Agreement, dated July 16, 2015, by and between Luminex Corporation and Todd Bennett (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2016).

10.39#	Amended and Restated 2016 Management Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 28, 2016).

10.40#
Form of Performance-Based Non-Qualified Stock Option Agreement for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.41#
First Amendment to Employment Agreement, effective March 27, 2017, by and between Luminex Corporation and Nachum Shamir (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 31, 2017).

10.42#	Amended and Restated 2017 Management Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 31, 2017).

10.43#	Amended and Restated Luminex Corporation Employee Stock Purchase Plan (Previously filed as Annex A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 18, 2017).

10.44#	Employment Agreement, dated January 1, 2018, by and between Luminex Corporation and Chuck Collins.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated in the signature page of this report).

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#        Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION

By:  /s/ Nachum Shamir
Nachum Shamir
President and Chief Executive Officer
Date: February 26, 2018

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

S-1

SIGNATURES	TITLE	DATE

/s/ Nachum Shamir	President and Chief Executive Officer, Director	February 26, 2018
Nachum Shamir	(Principal Executive Officer)

/s/ Harriss T. Currie	Chief Financial Officer, Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 26, 2018
Harriss T. Currie

/s/ Robert J. Cresci	Director	February 26, 2018
Robert J. Cresci

/s/ Stephen L. Eck	Director	February 26, 2018
Stephen L. Eck

/s/ Thomas W. Erickson	Director	February 26, 2018
Thomas W. Erickson

/s/ Jim D. Kever	Director	February 26, 2018
Jim D. Kever

/s/ G. Walter Loewenbaum II	Chairman of the Board of Directors,	February 26, 2018
G. Walter Loewenbaum II	Director

/s/ Kevin M. McNamara	Director	February 26, 2018
Kevin M. McNamara

/s/ Edward A. Ogunro	Director	February 26, 2018
Edward A. Ogunro

S-2