Form 10-K/A
period 2017-12-31
LUMINEX CORP
filed 2018-03-01
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

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

EXPLANATORY NOTE

The undersigned registrant is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2018 (the “Original Annual Report”). The purpose of this Amendment No. 1 is to amend and restate in its entirety Item 15 of Part IV, solely to furnish hyperlinks to the exhibit list.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Registrant’s principal executive officer and principal financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 are being filed as exhibits to this Amendment No. 1; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment No. 1 does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.
Except as expressly described above and as set forth herein, this Amendment No. 1 does not modify the Original Annual Report in any way, including, without limitation, to reflect events occurring after the date of, or update any of the disclosures included in, the Original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Annual Report and with the registrant’s other filings with the SEC subsequent to the Original Annual Report.

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

2.1
Agreement and Plan of Merger, dated as of May 15, 2016, among Luminex Corporation, Commodore Acquisition, Inc., and Nanosphere, Inc. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed on May 16, 2016).

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

3.1	Restated Certificate of Incorporation of the Company (Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 11, 2015).

10.1#
2000 Long-Term Incentive Plan of the Company, as amended (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2002).

10.2#
Form of Stock Option Award Agreement for the 2000 Long-Term Incentive Plan (Previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

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

10.22#
Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as Annex A to the Company's Proxy Statement (filed with the SEC on April 3, 2012; file No. 000-30109) for its Annual Meeting of Stockholders held on May 17, 2012).

10.23#
Luminex Corporation Employee Stock Purchase Plan (Previously filed as Annex B to the Company's Proxy Statement (filed with the SEC on April 3, 2012; file No. 000-30109) for its Annual Meeting of Stockholders held on May 17, 2012).

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

10.33#
Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as Annex A to the Company’s Proxy Statement (filed with the SEC on March 3, 2015; file No. 000-30109) for its Annual Meeting of Stockholders held on May 14, 2015).

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

10.38#
Employment Agreement, dated November 1, 2016, by and between Luminex Corporation and Todd Bennett (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2016).

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

10.43#
Amended and Restated Luminex Corporation Employee Stock Purchase Plan (Previously filed as Annex A to the Company's Proxy Statement (filed with the SEC on April 3, 2017; file No. 000-30109) for its Annual Meeting of Stockholders held on May 18, 2017).

10.44#	Employment Agreement, dated January 1, 2018, by and between Luminex Corporation and Chuck Collins (previously filed as Exhibit 10.44# to the Original Annual Report).

21.1	Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Original Annual Report).

23.1	Consent of Independent Registered Public Accounting Firm (previously filed as Exhibit 23.1 to the Original Annual Report).

24.1	Power of Attorney (previously filed as Exhibit 24.1 to the Original Annual Report).

31.1
Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Original Annual Report).

31.2
Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.2 to the Original Annual Report).

31.3*	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Original Annual Report).

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.2 to the Original Annual Report).

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

*        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION

By:  /s/ Nachum Shamir
Nachum Shamir
President and Chief Executive Officer
Date: March 1, 2018