Form 10-Q
period 2018-03-31
LUMINEX CORP
filed 2018-05-08
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	March 31, 2018	or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No. 000-30109
_______________

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	72-2747608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12212 TECHNOLOGY BLVD., AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)
(512) 219-8020
Registrant’s Telephone Number, Including Area Code

None
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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 44,448,132 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on May 7, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,655	$127,112
Accounts receivable, net	46,283	40,648
Inventories, net	52,248	49,478
Prepaids and other	7,692	7,403
Total current assets	234,878	224,641
Property and equipment, net	58,589	58,258
Intangible assets, net	73,819	75,985
Deferred income taxes	34,858	37,552
Goodwill	85,481	85,481
Other	12,888	8,599
Total assets	$500,513	$490,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,705	$14,537
Accrued liabilities	15,188	25,990
Deferred revenue	5,237	4,721
Total current liabilities	35,130	45,248
Deferred revenue	1,410	1,498
Other	6,967	5,863
Total liabilities	43,507	52,609
Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 43,667,169 shares at March 31, 2018; 43,404,493 shares at December 31, 2017	44	43
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	350,810	350,834
Accumulated other comprehensive loss	(233)	(625)
Retained earnings	106,385	87,655
Total stockholders’ equity	457,006	437,907
Total liabilities and stockholders’ equity	$500,513	$490,516

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Revenue	$82,662	$77,779
Cost of revenue	29,074	24,993
Gross profit	53,588	52,786
Operating expenses:
Research and development	10,326	12,420
Selling, general and administrative	25,830	23,998
Amortization of acquired intangible assets	2,166	2,356
Total operating expenses	38,322	38,774
Income from operations	15,266	14,012
Other income (expense), net	449	(6)
Income before income taxes	15,715	14,006
Income tax expense	(2,318)	(4,775)
Net income	$13,397	$9,231

Net income attributable to common stock holders
Basic	$13,192	$9,058
Diluted	13,192	9,058
Net income per share attributable to common stock holders
Basic	$0.30	$0.21
Diluted	$0.30	$0.21
Weighted-average shares used in computing net income per share
Basic	43,462	42,898
Diluted	43,633	42,989

Dividends declared per share	$0.06	$0.06

Other comprehensive income:
Foreign currency translation adjustments	392	263
Other comprehensive income	392	263
Comprehensive income	$13,789	$9,494

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net income	$13,397	$9,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,893	5,619
Stock-based compensation	1,261	722
Deferred income tax expense	1,453	2,935
Other	31	444
Changes in operating assets and liabilities:
Accounts receivable, net	5,556	(4,669)
Inventories, net	(2,735)	(2,887)
Other assets	(203)	695
Accounts payable	320	(3,706)
Accrued liabilities	(11,439)	(10,072)
Deferred revenue	422	197
Net cash provided by operating activities	13,956	(1,491)
Cash flows from investing activities:
Purchase of property and equipment	(4,068)	(3,433)
Issuance of note receivable	(500)	—
Purchase of cost method investment	—	(500)
Acquired technology rights	(4,000)	—
Net cash used in investing activities	(8,568)	(3,933)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,126	734
Shares surrendered for tax withholding	(2,003)	(2,056)
Dividends paid	(2,624)	—
Net cash used in financing activities	(3,501)	(1,322)
Effect of foreign currency exchange rate on cash	(344)	(240)
Change in cash and cash equivalents	1,543	(6,986)
Cash and cash equivalents, beginning of period	127,112	93,452
Cash and cash equivalents, end of period	$128,655	$86,466

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2017	43,404,493	$43	$350,834	$(625)	$87,655	$437,907
Exercise of stock options	40,142	—	697	—	—	697
Issuances of restricted stock, net of shares withheld for taxes	222,534	1	(2,003)	—	—	(2,002)
Stock compensation	—	—	1,235	—	—	1,235
Issuance of common shares under ESPP	—	—	—	—	—	—
Net income	—	—	—	—	13,397	13,397
Foreign currency translation adjustments	—	—	—	392	—	392
Dividends	—	—	47	—	(2,690)	(2,643)
Other	—	—	—	—	8,023	8,023
Balance at March 31, 2018	43,667,169	$44	$350,810	$(233)	$106,385	$457,006

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 10-K).

NOTE 2 — INVESTMENTS AND OTHER ASSETS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. As of March 31, 2018 and December 31, 2017, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date. The fair value of all securities is determined by quoted market prices, market interest rate inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period). Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. As of March 31, 2018, the Company had no short or long term investments.

Available-for-sale securities consisted of the following as of March 31, 2018 (in thousands):

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

There were no proceeds from the sales of available-for-sale securities during the three months ended March 31, 2018. Realized gains and losses on sales of investments are determined using the specific identification method. Realized gains and losses are included in Other Income, net in the Consolidated Statements of Comprehensive Income. All of the Company's available-for-sale securities with gross unrealized holding losses as of March 31, 2018 and December 31, 2017 had been in a loss position for less than 12 months.

There were no available-for-sale debt securities as of March 31, 2018 and December 31, 2017.

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Impairment

During each of the years ended December 31, 2017 and December 31, 2016, the Company made a $1.0 million minority interest investment (an aggregate of $2.0 million), in a private company based in the U.S. that is focused on development of next generation technologies. This minority interest is included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee since the Company owns less than 20% of the voting equity in the investee and the investee is not publicly traded. Although we may invest further in this entity over the course of the next several quarters, we do not anticipate our ownership interest to exceed 20% in the short term. During the year ended December 31, 2017, the Company also entered into a $1.4 million promissory note with this same private company. The promissory note is payable at the annual interest rate of 1.95% with a maturity date of 5 years from the date of issuance. As of March 31, 2018, the notes receivable balance was $1.9 million, up $0.5 million from December 31, 2017.

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

These investments do not have readily determinable fair values. Therefore, the Company has elected the measurement alternative for these minority interests and the investments are recorded at cost, less any impairment, including changes resulting from observable price changes. The Company regularly evaluates the carrying value of its cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee's ability to remain in business, such as the investee's liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is less than the investment's carrying value, the Company will record an impairment charge in Other Income, net in the Consolidated Statements of Comprehensive Income. As of March 31, 2018, the Company has not recorded any impairment charges related to the cost-method investments discussed above.

As the inputs utilized for the Company's periodic impairment assessment are not based on observable market data, the determination of fair value of this cost-method investment is classified within Level 3 of the fair value hierarchy. See Note 4 - Fair Value Measurement to our Condensed Consolidated Financial Statements for further information on the fair value hierarchy and the three classification levels. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost-method investment's fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investments and to do so would be impractical.

Other long-term assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Purchased technology rights (net of accumulated amortization of $7,140 and $7,012 as of March 31, 2018 and December 31, 2017, respectively)	$7,022	$3,149
Cost-method investments	3,000	3,000
Notes receivable (1)	1,900	1,400
Other	966	1,050
	$12,888	$8,599
(1) During the three months ended March 31, 2018, the Company increased the promissory note with a private company, for which it owns an aggregate of $2.0 million minority interest, as discussed above.

For the three months ending March 31, 2018 and year ended December 31, 2017, the Company recognized amortization expense related to the amortization of purchased technology rights of approximately $127,000 and $559,000, respectively.  Future amortization expense is estimated to be $367,000 in the three remaining quarters of 2018, $488,000 in 2019, $382,000 in 2020, $355,000 in 2021, $349,000 in 2022, $341,000 in 2023 and $2,382,000 thereafter.

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

	March 31, 2018	December 31, 2017
Parts and supplies	$30,917	$29,266
Work-in-progress	10,438	8,712
Finished goods	10,893	11,500
	$52,248	$49,478

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ended March 31, 2018.

The Company's financial assets and liabilities were all Level 1 money market fund assets and were measured at fair value on a recurring basis. These Level 1 assets were $0.7 million as of March 31, 2018 and December 31, 2017.

	Fair Value Measurements as of March 31, 2018 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$701	$—	$—	$701

	Fair Value Measurements as of December 31, 2017 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$701	$—	$—	$701

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise. The Company's goodwill is not expected to be deductible for tax purposes. There were no changes in the carrying amount of the Company’s goodwill during the three months ended March 31, 2018 and twelve months ended December 31, 2017 as follows (in thousands):

	March 31, 2018	December 31, 2017
Balance at beginning of year	$85,481	$85,481
Balance at end of period	$85,481	$85,481

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2017
Balance as of December 31, 2016	$81,385	$19,097	$5,664	$12,982	$119,128
Balance as of December 31, 2017	81,385	19,097	5,664	12,982	119,128
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2016	(28,137)	(5,038)	(1,112)	—	(34,287)
Amortization expense	(6,277)	(1,999)	(580)	—	(8,856)
Accumulated amortization balance as of December 31, 2017	(34,414)	(7,037)	(1,692)	—	(43,143)
Net balance as of December 31, 2017	$46,971	$12,060	$3,972	$12,982	$75,985
Weighted average life (in years)	11	10	10

2018
Balance as of December 31, 2017	$81,385	$19,097	$5,664	$12,982	$119,128
Balance as of March 31, 2018	81,385	19,097	5,664	12,982	119,128
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2017	(34,414)	(7,037)	(1,692)	—	(43,143)
Amortization expense	(1,522)	(499)	(145)	—	(2,166)
Accumulated amortization balance as of March 31, 2018	(35,936)	(7,536)	(1,837)	—	(45,309)
Net balance as of March 31, 2018	$45,449	$11,561	$3,827	$12,982	$73,819
Weighted average life (in years)	11	10	10

The in-process research and development (IP R&D) project is the development of the next generation VERIGENE® system, VERIGENE II, which we currently believe will start clinical trials in 2018 and launch commercially in 2019. The estimated cost to complete this project is between $3.5 million and $5.5 million.

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2018 (nine months)	$6,499
2019	8,666
2020	8,666
2021	8,307
2022	7,060
Thereafter	21,639
$60,837
IP R&D	12,982
$73,819
NOTE 6 — OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Other comprehensive income (loss) for the Company includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency Items	Available-for-Sale Investments	Accumulated Other Comprehensive Income (Loss) Items
Balance as of December 31, 2017	$(625)	$—	$(625)
Other comprehensive income before reclassifications	392	—	392
Net current-period other comprehensive income	392	—	392
Balance as of March 31, 2018	$(233)	$—	$(233)

The following table presents the tax (expense) benefit allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2018
	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$392	$—	$392
Unrealized gains on available-for-sale investments	—	—	—
Other comprehensive income (loss)	$392	$—	$392

NOTE 7 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income (EPS) is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic:
Net income	$13,397	$9,231
Less: allocation to participating securities	(205)	(173)
Net income attributable to common stockholders	$13,192	$9,058
Weighted average common stock outstanding	43,462	42,898
Net income per share attributable to common stockholders	$0.30	$0.21

Diluted:
Net income	$13,397	$9,231
Less: allocation to participating securities	(205)	(173)
Net income attributable to common stockholders	$13,192	$9,058
Weighted average common stock outstanding	43,462	42,898
Effect of dilutive securities: stock options and awards	171	91
Weighted-average shares used in computing net income per share	43,633	42,989
Net income per share attributable to common stockholders	$0.30	$0.21

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Stock options to acquire approximately 2.2 million and 2.3 million shares for the three months ended March 31, 2018 and 2017, respectively, were excluded from the computations of diluted EPS because the effect of including those stock options would have been anti-dilutive.

We apply the two-class method of computing EPS, which requires the calculation of separate EPS amounts for our non-vested, time-based restricted stock awards with non-forfeitable dividends and for our common stock. Our non-vested, time-based restricted stock awards with non-forfeitable dividends are considered securities which participate in undistributed earnings with common stock. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Our non-vested, time-based restricted stock awards with non-forfeitable dividends do not have such an obligation so they are not allocated losses.

NOTE 8 — STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Dividends

On January 24, 2018, the Board of Directors declared a cash dividend on the Company’s common stock of $0.06 per share. The dividend declared was payable to stockholders of record as of March 23, 2018 and was paid on April 13, 2018. The Company’s intent is to pay a continuing dividend on a quarterly basis.

Stock-Based Compensation

The Company’s stock option activity for the three months ended March 31, 2018 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2017	3,086	$18.10
Granted	752	21.98
Exercised	(40)	17.36
Cancelled or expired	(370)	18.50
Outstanding as of March 31, 2018	3,428	$18.96

The Company had $15.8 million of total unrecognized compensation costs related to stock options as of March 31, 2018. These costs are expected to be recognized over a weighted average period of 2.88 years.

The Company’s restricted share activity for the three months ended March 31, 2018 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested as of December 31, 2017	715	$18.46
Granted	367	21.97
Vested	(271)	18.35
Cancelled or expired	(24)	19.00
Non-vested as of March 31, 2018	787	$20.12

Restricted Stock Units (in thousands)	Shares
Non-vested as of December 31, 2017	423
Granted	55
Vested	(46)
Cancelled or expired	—
Non-vested as of March 31, 2018	432

As of March 31, 2018, there were $17.0 million and $2.8 million of total unrecognized compensation costs related to Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs), respectively. These costs are expected to be recognized over a weighted average period of 3.04 years for the RSAs and 2.49 years for the RSUs. The Company issues a small number of cash settled RSUs pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$410	$335
Research and development	(337)	(162)
Selling, general and administrative	1,188	549
Stock-based compensation costs reflected in net income	$1,261	$722

NOTE 9 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Compensation and employee benefits	$8,093	$18,218
Dividends payable	2,666	2,671
Income and other taxes	271	1,070
Warranty costs	1,284	1,308
Other	2,874	2,723
	$15,188	$25,990

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2017	$1,308
Warranty adjustments/settlements	(376)
Accrual for warranty costs	352
Accrued warranty costs as of March 31, 2018	$1,284

NOTE 10 — REVENUE RECOGNITION

On January 1, 2018, the Company adopted a new standard on revenue recognition, Accounting Standards Codification 606 (the Standard), using the modified retrospective transition method consistent with the guidance issued by the FASB in May 2014.  Under this method, the Company applied the guidance retrospectively, only to those contracts which were not completed as of the date of initial application, and recognized the cumulative effect of initially applying the Standard as an adjustment to the opening balance of retained earnings as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the impact of the adoption of the Standard to be material to its net income on an ongoing basis.

The Standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under the Standard, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of the Standard, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of the Standard, the Company assesses the goods or services promised within each contract, identifies the performance obligations and assesses whether each promised good or service is distinct. The Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation and recognizes as revenue when such performance obligation is satisfied.

Revenue is generated primarily from the sale of the Company’s products and related services, which are primarily support and maintenance services on the Company's systems.  The Company recognizes product revenue when the Customer obtains control of the Company’s product, which typically occurs upon shipment or delivery to the Customer depending upon the shipping terms. We treat shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost. Our customers do not typically have any contractual rights of return outside of our warranty provisions.  The Company has allowed few returns to date and believes that returns of its products will be minimal.

Royalties:  For arrangements that include sales-based royalties, including minimum payments, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation, to which some or all of the royalty has been allocated has been satisfied. This is a change from how the Company has historically treated royalty payments, by recognizing royalty revenue when our strategic partners reported the end-user sales to the Company, and is primarily the basis for our cumulative adjustment to retained earnings of $10.6 million before related tax impacts or $8.1 million net of related tax impacts. Royalty payments are typically received when our strategic partners report the end-user sales to the Company.

Reagent Rentals: The Company provides systems and certain other hardware to customers through reagent rental agreements under which the customers commit to purchasing minimum quantities of disposable products at a stated price over a defined contract term, which is normally two to three years. Instead of rental payments, the Company recovers the cost of providing the system and other hardware in the amount charged for assays. Revenue is recognized over the defined contract term as assays are shipped. The depreciation costs associated with the system and other hardware are charged to cost of sales on a straight-line basis over the estimated life of the system. The costs to maintain these instruments in the field are charged to cost of sales as incurred. Under the Standard, the Company has reclassified the portion of reagent rental revenue associated with the recovery of the cost of providing the system and other hardware in reagent rental agreements from assay revenue to system revenue effective January 1, 2018. This change will not have any impact on top line revenue and the Company does not anticipate any material effects to its revenue categorization.

Warranties: The Company provides a limited, assurance-type warranty, typically for twelve months from installation for the systems sold to end customers and fifteen months for the systems sold to partners. The Company accrues for the estimated cost of initial product warranties at the time revenue is recognized. The actual warranty expense could differ from the estimates made by the Company based on product performance. Warranty expenses are evaluated and adjusted periodically.

License Revenues: The Company enters into out-licensing agreements which are within the scope of the Standard, under which it licenses certain rights to its technology to third parties.  These licenses are typically not distinct, as the customer cannot benefit from the license on its own, and do not have significant standalone functionality, but represent single performance obligations together with the sales of our consumables, systems and assays. The terms of these arrangements typically include payment to the Company of non-refundable, up-front license fees and can extend up to twenty years, although our current agreements extend through 2027.  Each of these payments results in license revenues which are recognized ratably over time and are included in other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. Deferred revenues related to these out-licensing agreements are shown in contract liabilities in the table below.

Performance Obligations: Revenue from extended service agreements is deferred when payment is received in advance of the performance obligation being satisfied or completed. Luminex provides an integrated service of maintenance and related activities for equipment sold to customers, where the nature of the overall promise is to provide a stand ready service.  As such, the performance obligation is recognized as a series of distinct service periods and the service revenue is recognized ratably over the term of the agreement. The extended service agreements typically range from one to four years and payment is typically received up-front.

Reserves for Variable Consideration: Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts and any other allowances that are offered within contracts between the Company and its customers relating to the Company’s sales of its products.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual requirements, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract.  The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from the Company’s estimates.  If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period when such variances become known.

Contract assets are included within Accounts receivables, net and contract liabilities are included in Deferred revenue on the Company's Balance Sheet. The following table presents the opening and closing balances of the Company’s contract assets and liabilities for the three months ended March 31, 2018 (in thousands):

	Balance at Beginning of Period	Balance at End of Period
Contract assets:
Unbilled receivables - Royalties	$10,643	$11,183

Contract liabilities - short-term:
Deferred revenue - Service	$4,438	$4,807
Deferred revenue - Licenses	246	246
Deferred revenue - Other	37	184
Total Contract liabilities - short-term	$4,721	$5,237

Contract liabilities - long-term:
Deferred revenue - Service	$315	$289
Deferred revenue - Licenses	1,099	1,038
Deferred revenue - Other	83	83
Total Contract liabilities - long-term	$1,497	$1,410

During the three months ended March 31, 2018, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the period (in thousands):

Three Months Ended March 31,
Revenue recognized in the period from:	2018
Amounts included as contract liabilities at the beginning of the period	$2,955
Performance obligations satisfied in previous periods	-

In accordance with the Standard, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	Three Months Ended March 31, 2018
Income Statement	As Reported in this Quarterly Report	Amounts Before Adoption of the Standard	Net Effect of Adoption of the Standard
System sales	$7,931	$7,508	$423
Consumable sales	11,872	11,872	—
Royalty revenue	12,239	11,713	526
Assay revenue	45,841	46,249	(408)
Other revenue	4,779	4,779	—
Revenue	82,662	82,121	541
Gross profit	53,588	53,047	541
Income from operations	15,266	14,725	541
Income tax benefit (expense)	(2,318)	(2,188)	(130)
Net Income	13,397	12,986	411

	As of March 31, 2018
Balance Sheet	As Reported in this Quarterly Report	Balances Before Adoption of ASC 606	Effect of Adoption of the Standard
ASSETS
Accounts receivable, net	46,283	35,099	11,184
Deferred income taxes	34,858	37,542	(2,684)

LIABILITIES AND STOCKHOLDERS' EQUITY
Retained earnings	106,385	97,885	8,500

NOTE 11 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date.  The effective tax rate for the three months ended March 31, 2018 was 14.8%, including amounts recorded for discrete events. This differs from the statutory rate of 21% primarily as a result of the worldwide mix of consolidated earnings and losses before taxes and changes to provisional amounts recorded for certain aspects of the Tax Cuts and Jobs Act (the Tax Act). The Company currently expects a 2018 full year effective tax rate of 25% to 35%, excluding amounts recorded for discrete events. The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates. The Company will be subject to the Tax Act provisions regarding U.S. federal taxation of foreign intangible income and has included in its estimate of income tax the effects of this tax. The effect of this estimate is still under evaluation as the Company gains a more thorough understanding of these provisions and changes may materially impact income tax expenses. The Company is utilizing its net operating losses (NOLs) and tax credits in the U.S., Canada and the Netherlands and, therefore, cash taxes to be paid are expected to be less than 10% of book tax expense.

The Tax Act was enacted on December 22, 2017.  The Tax Act includes, among other things, a U.S. federal corporate income tax rate decrease from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.  On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effect of the Tax Act.  As of March 31, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act; however, the Company has made a reasonable estimate of the effects.  During the three month period ended March 31, 2018, the Company recognized adjustments totaling $2.2 million to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations.  The Company will continue to make and refine its calculations as additional analysis is completed. These changes could be material to income tax expense.

Deferred tax assets and liabilities.  The Company remeasured certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future, which is generally 21%.  The Company recorded a provisional amount of $2.7 million at December 31, 2017 related to the remeasurement of certain deferred tax balances.  Upon further analyses of certain aspects of the Tax Act and refinement of its calculations during the three months ended March 31, 2018, the Company increased its provisional amount by $164,000, which is included as a component of income tax expense from continuing operations.  Due to the continued refinement of its calculations for the transition tax, certain aspects of deferred compensation, and the effect these calculations may have on the measurement of NOLs and other carryforwards, the Company will continue to analyze and refine its calculations related to the measurement of these balances.  As of March 31, 2018, the Company's deferred tax assets and liabilities continue to have provisional amounts recorded for remeasurement.

Foreign tax effects

One-time transition tax.  The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P), which the Company had deferred from U.S. income taxes under previous U.S. law.  The Company originally recorded a provisional amount for its one-time transition tax liability of $6.7 million at December 31, 2017.  Upon further analysis of certain aspects of the E&P of its Canadian subsidiary and refinement of its calculations for its foreign subsidiaries during the three months ended March 31, 2018, the Company decreased this provisional amount by $1.3 million, which is included as a component of income tax expense from continuing operations.  As of March 31, 2018, the Company continues to have provisional amounts recorded for the one-time tax liability. As the Company continues to refine its E&P analysis, the Company will refine its calculations of the one-time transitions tax, which could affect the measurement of this liability.

Deferred tax liabilities for withholding tax.  The excess of financial reporting basis over tax basis of the Company’s foreign subsidiaries is considered permanently reinvested with the exception of certain earnings of the Canadian subsidiary.  The Company originally recorded a provisional amount of deferred tax liability for withholding and state income taxes associated with the ultimate repatriation from Canada to the U.S. of these certain earnings of $3.2 million at December 31, 2017.  Upon further analysis of its calculations of the Canadian withholding tax during the three months ended March 31, 2018, the Company decreased its provisional amount by $2.5 million, which is included as a component of income tax expense from continuing operations. The deferred tax liabilities for withholding tax are still provisional as of March 31, 2018 as the Company’s permanent reinvestment assertions for foreign earnings associated with certain aspects of the Tax Act are not yet finalized.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various U.S. states. Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2011 can still be reviewed by the taxing authorities. The Netherlands tax returns dating back to 2013 can still be reviewed by the taxing authorities. For the three months ended March 31, 2018, unrecognized tax benefits related to the U.S. transition tax on earnings of certain foreign subsidiaries and deferred tax liabilities for withholding tax of $1.3 million and $140,000, respectively, were recorded. The Company does not expect any material changes to the unrecognized tax benefit liability within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting guidance

In May 2014, the FASB issued the Standard which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the Standard effective January 1, 2018, using the modified retrospective approach. Under this method, the Company recorded a cumulative adjustment increasing retained earnings of $10.6 million before related tax impacts or $8.1 million net of related tax impacts. See Note 10, “Revenue Recognition” for additional discussion related to the Company’s adoption of the Standard. Under the Standard, estimated royalty revenue will be recorded each quarter on an accrual basis to more closely coincide with the timing of the end user sale by the strategic partner; with reconciliation made upon submission of the royalty report by the partner indicating actual royalties owed in the following quarter.  In addition, the Company began recording the portion of reagent rental revenue associated with the recovery of the cost of providing the system and other hardware in reagent rental agreements as system revenue rather than assay revenue effective January 1, 2018. This change will not have any impact on top line revenue and the Company does not anticipate any material effects to its revenue categorization.

In January 2016, the FASB issued guidance that amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. This guidance was effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. The Company adopted this standard during the quarter ended March 31, 2018. The adoption of this new standard resulted in a change to the Company’s accounting policy; however, adoption did not have a material impact on its consolidated financial position or results of operations.

In August 2016, the FASB issued specific guidance on eight cash flow classification issues that are not currently addressed by current U.S. GAAP and thereby reduce the current diversity in practice.  This guidance is effective for annual periods beginning after December 15, 2017. The Company adopted this standard during the quarter ended March 31, 2018, and its adoption did not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued guidance on income taxes which requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs.  The new standard became effective for the Company on January 1, 2018.  The Company has adopted this new standard using the modified retrospective method, through a cumulative-effect adjustment based on currently enacted tax rates directly to retained earnings as of the beginning of that date.  The adoption of this new standard resulted in a change to the Company's accounting policy; however, adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

On January 10, 2018, the FASB issued guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Effective January 1, 2018, the Company recognizes the tax on GILTI as a period expense in the period the tax is incurred.  Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.

Recent accounting guidance not yet adopted

In January 2018, the FASB issued guidance related to reporting comprehensive income, which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Act related to items in Additional Other Comprehensive Income (AOCI) that the FASB refers to as having been “stranded” in AOCI. The guidance is effective for annual and interim periods beginning after December 15, 2018, and is applicable to the Company in fiscal year 2019, however, early adoption is permitted. The guidance, when adopted, will require new disclosures regarding the Company's accounting policy for releasing the tax effects in AOCI and permit the Company the option to reclassify to retained earnings the tax effects resulting from the Tax Act that are stranded in AOCI. The Company is currently evaluating how to apply the new guidance. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued guidance on intangibles, including goodwill, which simplifies how companies calculate goodwill impairments by eliminating Step 2 of the impairment test. The guidance requires companies to compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal year 2020, however, early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. The effective date of the new guidance is for the Company's first quarter of fiscal year 2019 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company continues to evaluate the impact of the adoption of this requirement on its consolidated financial statements, but has completed an inventory of the Company's leases, and does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements except for the addition of the right-of-use asset and a lease liability to the balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2017 10-K.

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

•	risks and uncertainties relating to market demand and acceptance of our products and technology, including ARIES®, MultiCode®, NxTAG®, xMAP® and VERIGENE®;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	our ability to obtain and enforce intellectual property protections on our products and technologies;

•	the impact on our growth and future results of operations with respect to the loss of the LabCorp women's health business anticipated in June 2018;

•	our ability to successfully launch new products in a timely manner;

•	dependence on strategic partners for development, commercialization and distribution of products;

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

•
fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, fluctuations in bulk purchases of consumables, fluctuations in product mix, the seasonal nature of some of our assay products, and the variability of operating expense timing;

•	our ability to comply with applicable laws, regulations, policies and procedures;

•
the impact of the ongoing uncertainty in global finance markets and changes in government and government agency funding, including effects on the capital spending policies of our partners and end users and their ability to finance purchases of our products;

•	changes in interpretation, assumptions and expectations regarding the Tax Act, including additional guidance that may be issued by federal and state taxing authorities;

•	changes in principal members of our management staff;

•	potential shortages, or increases in costs, of components or other disruptions to our manufacturing operations;

•	our increasing dependency on information technology to enable us to improve the effectiveness of our operations and to monitor financial accuracy and efficiency;

•	the implementation, including any modification, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us; and

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

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict. Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2017 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report, including in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

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

Multiplexing, the foundation of our Company, allows the end user in a laboratory to generate multiple laboratory results from a single sample with a single assay. This is important because our end user customers, which include laboratory professionals performing discovery, and research and clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology, the laboratory professional had to perform one assay at a time in a sequential manner, and if additional testing was required on a sample, a second assay would be performed to generate the second result, and so on until all the necessary tests were performed.

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

Our ARIES® Technology

The ARIES® System is our sample-to-answer platform for our MultiCode®-RTx technology, including In Vitro Diagnostic (IVD) assays. The ARIES® System is a clinical test system which automates and integrates extraction of nucleic acid from a clinical sample, performs real-time PCR, and detects multiple signals generated by target-specific probes. The ARIES® system is used with specific assays to measure multiple analytes indicative of infectious disease. The ARIES® System uses internal barcode scanning and other advanced features to minimize operator errors. Each independent module supports from one to six cassettes, allowing both STAT and Batch testing. The ARIES® System can run both IVD and MultiCode® Analyte Specific Reagents (ASRs) simultaneously with a common Universal Assay Protocol. The ARIES® system was commercially launched in the fourth quarter of 2015.

Our VERIGENE Technology

Our offering in the molecular diagnostic market segment includes proprietary diagnostic tools that enable rapid and accurate detection of respiratory, gastrointestinal and bloodstream infections.  Our U.S. Food and Drug Administration (FDA) cleared VERIGENE® Gram-Positive Blood Culture (BC-GP) and Gram-Negative Blood Culture (BC-GN) test panels for the early detection of pathogens associated with bloodstream infections are leading products in the high-growth bloodstream infection testing segment. In addition to detecting bacteria, these panels also detect yeast and identify antibiotic resistance markers. In contrast to traditional methodologies, which can take several days, these assays enable physicians to identify the pathogen, including any associated resistance markers, and prescribe the most appropriate antibiotic regimen, all within 2.5 hours after identification of a positive blood culture. The ability for clinicians to make earlier, better informed therapeutic decisions results in improved patient outcomes and lower healthcare costs. Our VERIGENE product offering also includes FDA-cleared products for the detection of gastrointestinal and respiratory infections. These consist of a targeted product for the detection of  C. difficile, as well as highly multiplexed molecular enteric, blood and respiratory pathogen panels which test for a wide spectrum of microorganisms often associated with these types of infections. With the combination of the ARIES® and VERIGENE platforms, Luminex offers customers automated molecular platforms for both syndromic and targeted molecular diagnostic testing.

The VERIGENE System is an automated multiplex-capable system that rapidly and accurately detects infectious pathogens and drug resistance markers.  The VERIGENE System consists of:  (i) VERIGENE Test Cartridges, which are single-use, self-contained test units, and (ii) VERIGENE instrumentation, including the VERIGENE Processor SP, which is a modular bench-top analyzer that combines automated nucleic acid extraction, purification, amplification (if needed), and hybridization in each module, as well as the VERIGENE Reader, which manages sample information and reads results from processed cartridges. Tests that run on the VERIGENE System are primarily designed to identify infections in the bloodstream, respiratory tract, and gastrointestinal tract.

The VERIGENE System utilizes advanced automation and proprietary chemistry to enable rapid sample to result detection of nucleic acid and protein targets. NanoGrid Technology, a unique gold nanoparticle probe chemistry, is the driving force behind all VERIGENE tests, providing a foundation for the VERIGENE System’s menu of clinically meaningful diagnostics.

In addition to our menu of infectious disease tests, we are currently developing a next generation VERIGENE System, VERIGENE II, that will deliver an improved user experience. This next generation system is designed to provide a reduced time to result, an improved user interface and a room temperature cartridge, all in a fully automated sample to result system with an optimized footprint.

Our Market Approach

We primarily serve the life sciences industries by marketing products, including our specific testing equipment and assays, to various types of testing laboratories. We have a large base of installed systems that has grown primarily from the following:

•	Placements made by customers within our Licensed Technologies Group (LTG) in which customers either:

•	license our xMAP technology and develop products that incorporate our xMAP technology into products that they then sell to end users, or

•
purchase our proprietary xMAP laboratory instrumentation and our proprietary xMAP microspheres and sell xMAP-based assay products and/or xMAP-based testing services, which run on the xMAP instrumentation, and pay a royalty to us; and

•	In addition, we utilize a direct sales force that focuses on the sale of molecular diagnostic assays that run on our systems.

As of March 31, 2018, Luminex had 74 strategic partners, of which 52 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology.

A primary focus for our growth is the development and sale of molecular diagnostic assays utilizing our proprietary MultiCode® and VERIGENE technologies for use on our installed base of systems. We utilize a direct sales model for sales of these products, which is intended to take advantage of our increasing installed base of instruments. Our assays are primarily focused on multiplexed applications for the human molecular clinical diagnostics market. Our assay products are currently focused on three segments of the molecular diagnostic testing market: human genetics, personalized medicine and infectious diseases.

The following systems and assays are available on the market as of March 31, 2018:

	FDA		CE-IVD MARK
	Clearance	Commercial Launch	Declaration	Commercial Launch
ARIES® HSV 1&2 Assay	☑	2015 - Q4	☑	2016 - Q1
ARIES® Flu A/B & RSV Assay	☑	2016 - Q2	☑	2016 - Q2
ARIES® Group B Streptococcus (GBS) Assay	☑	2017 - Q1	☑	2016 - Q4
ARIES® Bordetella Assay	☑	2017 - Q2	☑	2017 - Q3
ARIES® Norovirus Assay			☑	2017 - Q2
ARIES® C. Difficile Assay	☑	2017 - Q3	☑	2017 - Q3
ARIES® Group A Strep Assay	☑	2017 - Q4	☑	2017 - Q4
NxTAG® Respiratory Pathogen Panel (RPP)	☑	2016 - Q1	☑	2015 - Q4
VERIGENE® Clostridium Difficile Test (CDF)	☑	2012 - Q4	☑	2013 - Q2
VERIGENE® Enteric Pathogens Test (EP)	☑	2014 - Q4	☑	2015 - Q4
VERIGENE® Respiratory Pathogens Flex Test (RP Flex)	☑	2015 - Q4	☑	2015 - Q2
VERIGENE® Gram-Negative Blood Culture Test (BC-GN)	☑	2014 - Q2	☑	2013 - Q1
VERIGENE® Gram-Positive Blood Culture Test (BC-GP)	☑	2012 - Q4	☑	2012 - Q1
xTAG® CYP2C19 Kit v3	☑	2013 - Q4	☑	2013 - Q4
xTAG® CYP2D6 Kit v3	☑	2011 - Q2	☑	2013 - Q2
xTAG® Cystic Fibrosis (CFTR) 39 Kit v2	☑	2009 - Q4	☑	2012 - Q1
xTAG® Cystic Fibrosis (CFTR) 60 Kit v2	☑	2010 - Q1
xTAG® Cystic Fibrosis (CFTR) 71 Kit v2			☑	2009 - Q3
xTAG® Gastrointestinal Pathogen Panel (GPP)	☑	2013 - Q1	☑	2011 - Q2
xTAG® Respiratory Viral Panel (RVP)	☑	2008 - Q1	☑	2007 - Q4
xTAG® Respiratory Viral Panel (RVP) FAST v2			☑	2011 - Q4

First Quarter 2018 Highlights

•	Consolidated revenue was $82.7 million for the quarter ended March 31, 2018, representing a 6% increase over revenue for the first quarter of 2017.

•	Assay revenue was $45.8 million for the quarter ended March 31, 2018, representing a 23% increase over assay revenue for the first quarter of 2017.

•	Sample-to-answer product revenue growth increased by 49% for the quarter ended March 31, 2018 from the first quarter of 2017.

•	Royalty revenue was $12.2 million for the quarter ended March 31, 2018, representing a 6% increase over royalty revenue for the first quarter of 2017.

Material Customer Activity

Based upon an extension agreement entered into in the third quarter of 2017, the Company will continue to sell its Cystic Fibrosis (CF) products to the Company’s largest customer, LabCorp, through the end of 2019. Also, as previously stated in our Annual Report on Form 10-K for the year ended December 31, 2017, LabCorp elected to develop the next iteration of one of its women's health products with another party. We have negotiated significant minimum women's health purchases from LabCorp through June 2018, pursuant to which, LabCorp has committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018. Through March 31, 2018, LabCorp acquired approximately $53.7 million of our women's health products. The anticipated future loss of the LabCorp business could have a material adverse effect on our growth and future results of operations if we are unable to effectively attract new customers and/or increase sales with existing customers.

Consumables Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue over the past several years. Overall, the fluctuations were partially due to periodic changes in volume from our largest purchasing customers. On a quarterly basis, our largest customers account for approximately 70% of our total consumable sales volume. We expect these fluctuations to continue as the ordering patterns and inventory levels of our largest bulk purchasing partners remain variable. Additionally, even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty bearing sales.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	delivering on our revenue growth goals;

•	accelerating development and commercialization of the assays on our sample-to-answer diagnostic systems;

•	increasing the growth of our LTG revenue through enrichment of our existing partner relationships and the addition of new partners;

•	completing development of and commercializing the next generation sample-to-answer system, VERIGENE II;

•	improvement of ARIES® and VERIGENE gross margins;

•	placements of our VERIGENE and ARIES® systems, our sample-to-answer platforms and assays;

•	maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•	adoption and use of our platforms and consumables by our customers for their testing services;

•	expansion and enhancement of our installed base of systems and our market position within our identified target market segments; and

•	monitoring and mitigating the effect of the ongoing uncertainty in global finance markets and changes in government funding on planned purchases by end users.

We anticipate continued revenue concentration in our higher margin items (assays, consumables and royalties) contributing to favorable, but variable, gross margin percentages. Additionally, we believe that sustained investment by the Company in research and development is necessary in order to meet the needs of our marketplace and provide a sustainable new product pipeline. We may experience volatility in research and development expenses as a percentage of revenue on a quarterly basis as a result of the timing of development expenses, clinical validation and clinical trials in advance of the commercial launch of our new products.

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

Management believes there have been no significant changes during the quarter ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 10-K, with the exception to the adoption of ASU 2014-09 in the current quarter, which is described in Note 10 - Revenue Recognition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Selected consolidated financial data for the three months ended March 31, 2018 and 2017 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Variance	Variance (%)
Revenue	$82,662	$77,779	$4,883	6%
Gross profit	$53,588	$52,786	802	2%
Gross margin percentage	65%	68%	(3)%	N/A
Operating expenses	$38,322	$38,774	(452)	(1)%
Income from operations	$15,266	$14,012	1,254	9%

Total revenue increased by 6% to $82.7 million for the three months ended March 31, 2018 from $77.8 million for the comparable period in 2017. This increase was primarily driven by the growth in our sample-to-answer assay revenue, which comprised 32% of total assay revenue for the three months ended March 31, 2018 compared to 27% for the comparable period in 2017. This increase was partially offset by lower consumable sales in the first quarter 2018, which declined $3.5 million or 23% as compared to the prior year quarter.

The following table presents our revenues disaggregated by revenue source for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Variance	Variance (%)
System sales	$7,931	$8,501	$(570)	(7)%
Consumable sales	11,872	15,385	(3,513)	(23)%
Royalty revenue	12,239	11,561	678	6%
Assay revenue	45,841	37,407	8,434	23%
Service revenue	2,878	2,905	(27)	(1)%
Other revenue	1,901	2,020	(119)	(6)%
	$82,662	$77,779	$4,883	6%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 44% (two of whom were 19% and 13%, respectively, and no other customer exceeded 6%) of consolidated total revenue in the first quarter of 2018. For comparative purposes, these top five customers accounted for 48% (two of whom were 17% and 18%, respectively, and no other customer exceeded 6%) of total consolidated revenue in the first quarter of 2017.

Revenue from the sale of systems and peripheral components decreased 7% to $7.9 million for the three months ended March 31, 2018 from $8.5 million for the three months ended March 31, 2017. This decrease is primarily the result of a decrease in total multiplexing analyzer placements, with fewer sales of MAGPIX and FLEXMAP 3D units, partially offset by higher sales of LUMINEX 100/200 Systems. We sold 218 multiplexing analyzers in the first quarter of 2018, as compared to 242 multiplexing analyzers sold for the corresponding prior year period. For the three months ended March 31, 2018, five of our partners accounted for 185 multiplexing analyzers, or 85%, of total multiplexing analyzers sold, as compared to five of our partners accounting for 187 multiplexing analyzers, or 77% of total multiplexing analyzers sold, for the three months ended March 31, 2017.

Consumable sales, comprised of microspheres and sheath fluid, decreased 23% to $11.9 million for the three months ended March 31, 2018 from $15.4 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, we had 18 bulk purchases of consumables totaling approximately $8.9 million (75% of total consumable revenue), ranging from $0.1 million to $3.8 million, as compared with 18 bulk purchases totaling approximately $12.4 million (80% of total consumable revenue), ranging from $0.1 million to $6.4 million, for the three months ended March 31, 2017.  The decrease in revenue from bulk purchases in the three months ended March 31, 2018 is the main reason for the decrease in consumable revenue in the first quarter of 2018 from the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $8.7 million, or 73%, of consumable sales for the three months ended March 31, 2018 compared to $12.3 million, or 80%, of the total consumable sales for the three months ended March 31, 2017.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, increased by 6% to $12.2 million for the three months ended March 31, 2018 from $11.6 million for the three months ended March 31, 2017.  This increase is primarily attributable to an increase in base royalties, partially offset by lower royalty minimums and audit findings and other adjustments. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 23% to $45.8 million for the three months ended March 31, 2018 from $37.4 million for the three months ended March 31, 2017, driven primarily by an increase in our sample-to-answer assay revenue, which consists of VERIGENE and ARIES® assay sales, in addition to increased sales of our non-automated infectious disease testing assays. Revenue for our sample-to-answer products increased by 49% for the three months ended March 31, 2018 from the first quarter of 2017. Revenue for our non-automated infectious disease testing products increased by 24% while our genetic testing assay products decreased by 19% from the comparable period in 2017. This decrease in genetic testing assay products was attributable to continued pricing and reimbursement challenges within the pharmacogenetic market segment, causing us to shift our focus towards infectious disease testing. The VERIGENE assay revenue stream represents approximately 29% of total assay revenue for the three months ended March 31, 2018, and consisted primarily of our sample-to-answer clinical tests. Our largest customer, by revenue, accounted for 34% of total assay revenue for the three months ended March 31, 2018 compared to 35% for the three months ended March 31, 2017. No other customer accounted for more than 10% of total assay revenue during those periods. As discussed under "Material Customer Activity" and previously disclosed in our prior quarterly reports, our largest assay customer, LabCorp, informed us that they plan on developing the next iteration of their women's health portfolio with another party, which could negatively impact our assay revenue in 2018 and beyond.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, remained consistent at $2.9 million for the first quarter of 2018 and 2017. As of March 31, 2018, we had 2,048 Luminex systems covered under extended service agreements and $5.1 million in deferred revenue related to those contracts. As of March 31, 2017, we had 1,669 Luminex systems covered under extended service agreements and $4.7 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees and revenue from agreements with U.S. government agencies, decreased 6% to $1.9 million for the three months ended March 31, 2018 compared to $2.0 million for the three months ended March 31, 2017.

Gross Profit. Gross profit increased to $53.6 million, or 2% for the three months ended March 31, 2018, as compared to $52.8 million for the three months ended March 31, 2017. Gross margin (gross profit as a percentage of total revenue) was 65% for the three months ended March 31, 2018, a decrease from the prior year quarter's gross margin of 68%. The decrease in gross margin is primarily attributable to a change in product mix, where sales of consumables and royalties, two of our high-margin items, represented 29% of total sales in the three months ended March 31, 2018, down from 35% in the comparable period in 2017. This adverse mix was partially offset by improving margins within our sample-to-answer assays for the three months ended March 31, 2018 as compared to the prior year quarter. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in revenue mix and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense decreased to $10.3 million, or 12% of total revenue, for the three months ended March 31, 2018 from $12.4 million, or 16% of total revenue, for the three months ended March 31, 2017. The decrease in research and development expense was primarily driven by the timing of direct material and outside service expenses related to VERIGENE II and ARIES® assay development.  Research and development headcount as of March 31, 2018 was 178 compared to 194 as of March 31, 2017. This 8% drop in headcount was primarily attributable to continued synergies between R&D locations across the U.S. The focus of our research and development activities is the development and commercialization of a pipeline of assays for the ARIES® System and the development and commercialization of the next generation VERIGENE System, VERIGENE II, and assays.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, was $25.8 million for the three months ended March 31, 2018, an increase of $1.8 million from the three months ended March 31, 2017. The increase was primarily attributable to higher stock compensation, marketing materials and trade show expenses. Selling, general and administrative headcount as of March 31, 2018 was 360 as compared to 370 as of March 31, 2017. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 31% in the first quarter of 2018 and 2017.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets decreased to $2.2 million for the three months ended March 31, 2018 from $2.4 million for the three months ended March 31, 2017. The decrease was primarily driven by acquired intangible assets reaching full amortization.

Income taxes. Our effective tax rate for the three months ended March 31, 2018 was 15%, or $2.3 million, compared to 34%, or $4.8 million, for the three months ended March 31, 2017. The 15% rate includes a $2.5 million discrete benefit item related to a change in our provisional estimate of deferred tax liability for withholding tax on certain amounts of undistributed earnings of our Canadian subsidiary.  We expect our consolidated full year effective tax rate to be 25% to 35%, absent any other significant discrete items.  We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$128,655	$127,112

As of March 31, 2018, we held cash and cash equivalents of $128.7 million and had working capital of $199.7 million. At December 31, 2017, we held cash and cash equivalents of $127.1 million and had working capital of $179.4 million. The $1.5 million increase in cash and cash equivalents is primarily attributable to an increase in operating cash flows of the Company in the amount of $14.0 million for the three months ended March 31, 2018 driven primarily by net income of $13.4 million. These operating cash flows were partially offset by capital expenditures of $4.1 million, purchases of content licenses of $4.0 million and dividends paid of $2.6 million.

Cash provided by operations was $14.0 million for the quarter ended March 31, 2018. Cash used in investing and financing activities was $8.6 million and $3.5 million, respectively, for the quarter ended March 31, 2018.

We have funded our operations to date primarily through cash generated from operations and the issuance of equity securities (in conjunction with an initial public offering in 2000, subsequent option exercises, and our secondary public offering in 2008). Our cash reserves are typically held directly or indirectly in a variety of short-term, interest-bearing instruments, including non-government sponsored debt securities. We do not have any investments in asset-backed commercial paper, auction rate securities, or mortgage backed or sub-prime style investments.

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

One of our short term projects that is expected to require significant capital to complete is our current in-process research and development of the next generation VERIGENE System, VERIGENE II, which we currently believe will start clinical trials in 2018 and commercially launch in 2019. The estimated aggregate cost to complete this project, including completion of development of the VERIGENE II System, cartridge, software and the initial assay, validation, verification, clinical trials and regulatory submission, is between $3.5 million and $5.5 million and is included in our research and development budget for 2018 and 2019. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners' consumable purchasing patterns; (iv) execution of partnership agreements that include significant up front license fees; (v) execution of our stock repurchase and dividend programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2017 10-K and our other filings with the SEC.

In February 2017, the Board of Directors initiated a cash dividend program under which the Company currently intends to pay a regular quarterly cash dividend. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends are in the best interests of stockholders and are in compliance with applicable laws and agreements of the Company. On January 24, 2018, our Board declared a quarterly cash dividend of $0.06 per share of common stock payable to shareholders of record as of the close of business on March 23, 2018 with a payment date of April 13, 2018.
As previously disclosed, the Company's largest customer, LabCorp, has informed us that they have elected to develop the next iteration of one of their women's health products with another party. We have negotiated significant minimum women's health purchases through June 2018, pursuant to which LabCorp committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018. Through March 31, 2018, LabCorp acquired approximately $53.7 million of our women's health products. In addition, based upon an extension agreement entered into in the third quarter of 2017, the Company will continue to sell its CF products to LabCorp through the end of 2019. Sales of CF products to LabCorp represents approximately $10 million annually in revenue. Loss of the LabCorp women's health revenue stream could result in a significant reduction in cash flow generation compared to previous quarters.

We hold cash and cash equivalents at various foreign subsidiaries.  As a result of reductions to the U.S. taxation of dividends from foreign subsidiaries under the Tax Act and increased profitability of our Canadian subsidiary, beginning this year we may repatriate earnings of our Canadian subsidiary.   The cash and cash equivalents held by this subsidiary may be more readily available to meet domestic cash requirements beginning this year, but will continue to be subject to foreign withholding tax that would be incurred upon repatriation. We anticipate that cash and cash equivalents held by all other foreign subsidiaries will continue to be permanently reinvested and may not be readily available to meet domestic cash requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns as of March 31, 2018 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate. Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of March 31, 2018, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, Hong Kong dollar and Yen. For example, some fixed asset purchases and certain expenses in our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. Transactions in our Netherlands, Japanese and Hong Kong subsidiaries are primarily denominated in Euros, Yen and Hong Kong dollars, respectively. The majority of transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange rates on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, Renminbi and Hong Kong dollar exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $1.3 million on foreign currency denominated asset and liability balances as of March 31, 2018. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business, financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction gain of approximately $37,000 was included in determining our consolidated results for the quarter ended March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of the 2017 10-K, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the 2017 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the first quarter of 2018 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/18 - 1/31/18	258	$20.13	—	$—
2/1/18 - 2/28/18	—	—	—	—
3/1/18 - 3/31/18	75,604	21.64	—	—
Total First Quarter	75,862	$21.64	—	$—
(1) Total shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 5. OTHER INFORMATION

Pursuant to approval by the Compensation Committee of the Board of Directors and effective May 7, 2018, the Company entered into amendments (Amendments) to the employment agreements with each of its executive officers to amend Section 3.3 of each such agreement to provide payments for COBRA, dental and vision coverage for such executive and his or her immediate family in the event of the termination of such executive in connection with a change of control of the Company.  Pursuant to the Amendments, payment for such benefits would be for 18 months with respect to the President & CEO and 12 months with respect to each of the other executive officers.  The preceding description of the Amendments is qualified in its entirety by reference to the full text of the Amendments, a form of which is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents

10.1#	Form of Amendment to Employment Agreement by and between Luminex Corporation and its Executives.

10.2#	2018 Management Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 000-30109), filed April 20, 2018.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2018

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)