Form 10-Q
period 2018-06-30
LUMINEX CORP
filed 2018-08-07
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	June 30, 2018	or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

There were 44,608,397 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on August 6, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,996	$127,112
Accounts receivable, net	46,778	40,648
Inventories, net	52,085	49,478
Prepaids and other	7,984	7,403
Total current assets	245,843	224,641
Property and equipment, net	59,642	58,258
Intangible assets, net	71,653	75,985
Deferred income taxes	32,538	37,552
Goodwill	85,481	85,481
Other	15,071	8,599
Total assets	$510,228	$490,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,599	$14,537
Accrued liabilities	18,236	25,990
Deferred revenue	5,546	4,721
Total current liabilities	36,381	45,248
Deferred revenue	1,326	1,498
Other	6,992	5,863
Total liabilities	44,699	52,609
Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 43,830,115 shares at June 30, 2018; 43,404,493 shares at December 31, 2017	44	43
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	357,076	350,834
Accumulated other comprehensive loss	(944)	(625)
Retained earnings	109,353	87,655
Total stockholders’ equity	465,529	437,907
Total liabilities and stockholders’ equity	$510,228	$490,516

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenue	$79,578	$76,457	$162,240	$154,236
Cost of revenue	30,272	26,396	59,346	51,389
Gross profit	49,306	50,061	102,894	102,847
Operating expenses:
Research and development	11,672	12,260	21,998	24,680
Selling, general and administrative	27,610	28,153	53,440	52,150
Amortization of acquired intangible assets	2,166	2,166	4,332	4,523
Total operating expenses	41,448	42,579	79,770	81,353
Income from operations	7,858	7,482	23,124	21,494
Other income (expense), net	8	1	457	(5)
Income before income taxes	7,866	7,483	23,581	21,489
Income tax expense	(2,197)	(1,939)	(4,515)	(6,714)
Net income	$5,669	$5,544	$19,066	$14,775

Net income attributable to common stock holders
Basic	$5,571	$5,441	$18,741	$14,499
Diluted	5,571	5,441	18,742	14,499
Net income per share attributable to common stock holders
Basic	$0.13	$0.13	$0.43	$0.34
Diluted	$0.13	$0.13	$0.43	$0.34
Weighted-average shares used in computing net income per share
Basic	43,734	43,160	43,599	43,030
Diluted	44,246	43,259	43,871	43,128

Dividends declared per share	$0.06	$0.06	$0.12	$0.12

Other comprehensive income:
Foreign currency translation adjustments	(711)	339	(319)	602
Other comprehensive income (loss)	(711)	339	(319)	602
Comprehensive income	$4,958	$5,883	$18,747	$15,377

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$5,669	$5,544	$19,066	$14,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,130	5,651	12,023	11,270
Stock-based compensation	3,547	4,026	4,808	4,748
Deferred income tax expense	2,308	4,332	3,761	7,267
Loss on sale or disposal of assets	111	—	111	—
Other	(1,158)	478	(1,127)	922
Changes in operating assets and liabilities:
Accounts receivable, net	(503)	3,911	5,053	(758)
Inventories, net	133	(3,417)	(2,602)	(6,304)
Other assets	(353)	(1,892)	(556)	(1,197)
Accounts payable	(1,981)	1,337	(1,661)	(2,369)
Accrued liabilities	3,366	2,661	(8,073)	(7,411)
Deferred revenue	231	(547)	653	(350)
Net cash provided by operating activities	17,500	22,084	31,456	20,593
Cash flows from investing activities:
Purchase of property and equipment	(4,968)	(2,970)	(9,036)	(6,403)
Issuance of note receivable	(500)	—	(1,000)	—
Purchase of investment	(1,782)	(500)	(1,782)	(1,000)
Acquired technology rights	—	—	(4,000)	—
Net cash used in investing activities	(7,250)	(3,470)	(15,818)	(7,403)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,290	1,495	3,416	2,229
Shares surrendered for tax withholding	(13)	(40)	(2,016)	(2,096)
Dividends paid	(2,678)	(2,636)	(5,302)	(2,636)
Net cash used in financing activities	(401)	(1,181)	(3,902)	(2,503)
Effect of foreign currency exchange rate on cash	492	(194)	148	(434)
Change in cash and cash equivalents	10,341	17,239	11,884	10,253
Cash and cash equivalents, beginning of period	128,655	86,466	127,112	93,452
Cash and cash equivalents, end of period	$138,996	$103,705	$138,996	$103,705

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2017	43,404,493	$43	$350,834	$(625)	$87,655	$437,907
Exercise of stock options	40,142	—	697	—	—	697
Issuances of restricted stock, net of shares withheld for taxes	222,534	1	(2,003)	—	—	(2,002)
Stock compensation	—	—	1,235	—	—	1,235
Issuance of common shares under ESPP	—	—	—	—	—	—
Net income	—	—	—	—	13,397	13,397
Foreign currency translation adjustments	—	—	—	392	—	392
Dividends	—	—	47	—	(2,690)	(2,643)
Other	—	—	—	—	8,023	8,023
Balance at March 31, 2018	43,667,169	$44	$350,810	$(233)	$106,385	$457,006
Exercise of stock options	102,976	—	1,874	—	—	1,874
Issuances of restricted stock, net of shares withheld for taxes	12,670	—	(13)	—	—	(13)
Stock compensation	—	—	3,563	—	—	3,563
Issuance of common shares under ESPP	47,300	—	854	—	—	854
Net income	—	—	—	—	5,669	5,669
Foreign currency translation adjustments	—	—	—	(711)	—	(711)
Dividends	—	—	(12)	—	(2,701)	(2,713)
Other	—	$—	$—	$—	$—	$—
Balance at June 30, 2018	43,830,115	$44	$357,076	$(944)	$109,353	$465,529

See the accompanying notes which are an integral part of these
Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 10-K).

NOTE 2 — INVESTMENTS AND OTHER ASSETS

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates the fair value of these investments. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. As of June 30, 2018 and December 31, 2017, all of the Company’s marketable securities were classified as available-for-sale. Marketable securities are recorded as either short-term or long-term on the balance sheet based on the contractual maturity date. The fair value of all securities is determined by quoted market prices, market interest rate inputs, or other than quoted prices that are observable either directly or indirectly (as of the end of the reporting period). Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. As of June 30, 2018, the Company had no short or long-term investments.

Available-for-sale securities consisted of the following as of June 30, 2018 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Cash equivalents	$702	$—	$—	$702
Total current securities	702	—	—	702
Noncurrent:
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$702	$—	$—	$702

Available-for-sale securities consisted of the following as of December 31, 2017 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Cash equivalents	$701	$—	$—	$701
Total current securities	701	—	—	701
Noncurrent:
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$701	$—	$—	$701

There were no proceeds from the sales of available-for-sale securities during the three and six months ended June 30, 2018. Realized gains and losses on sales of investments are determined using the specific identification method. Realized gains and losses are included in Other Income, net in the Consolidated Statements of Comprehensive Income. All of the Company's available-for-sale securities with gross unrealized holding losses as of June 30, 2018 and December 31, 2017 have been in a loss position for less than 12 months.

There were no available-for-sale debt securities as of June 30, 2018 and December 31, 2017.

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Non-Marketable Securities and Impairment

During the three months ended June 30, 2018, the Company made a $1.8 million investment in a private company. Based in the U.S. and not publicly traded, this minority investment is included at cost in other long-term assets of the Company’s Consolidated Balance Sheets. The Company does not have significant influence over the investee since the Company owns less than 20% of the voting equity in the investee. Further, the Company does not participate in policy-making processes or interchange managerial personnel.

During each of the years ended December 31, 2017 and December 31, 2016, the Company made a $1.0 million minority interest investment (an aggregate of $2.0 million), in a second private company based in the U.S. that is focused on development of next generation technologies. This minority interest is included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee. The Company owns less than 20% of the voting equity in the investee, which is not publicly traded, and the Company does not participate in policy-making processes. Although we may invest further in this entity over the course of the next several quarters, we do not anticipate our ownership interest to exceed 20% in the short-term. During the year ended December 31, 2017, the Company also entered into a $1.4 million promissory note with this same private company. The promissory note is payable at the annual interest rate of 1.95% with a maturity date of 5 years from the date of issuance. The Company loaned an additional $1.0 million to the private company in the six months ended June 30, 2018, resulting in a notes receivable balance of $2.4 million as of June 30, 2018.

The Company owns a minority interest in a third private company based in the U.S. through its investment of $1.0 million in the third quarter of 2012.  This minority interest is included at cost in other long-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee since the Company owns less than 20% of the voting equity in the investee and the investee is not publicly traded. Further, the Company does not participate in policy-making processes or interchange managerial personnel.

These investments do not have readily determinable fair values. Therefore, the Company has elected the measurement alternative for these minority interests and the investments are recorded at cost, less any impairment, including changes resulting from observable price changes. The Company regularly evaluates the carrying value of its investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee's ability to remain in business, such as the investee's liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is less than the investment's carrying value, the Company will record an impairment charge in Other Income, net in the Consolidated Statements of Comprehensive Income. As of June 30, 2018, the Company has not recorded any impairment charges related to the investments discussed above.

As the inputs utilized for the Company's periodic impairment assessment are not based on observable market data, the determination of fair value of this investment is classified within Level 3 of the fair value hierarchy. See Note 4 - Fair Value Measurement to our Condensed Consolidated Financial Statements for further information on the fair value hierarchy and the three classification levels. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, an investment's fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investments and to do so would be impractical.

Other long-term assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Purchased technology rights (net of accumulated amortization of $7,305 and $7,012 as of June 30, 2018 and December 31, 2017, respectively)	$6,856	$3,149
Investments	4,782	3,000
Notes receivable (1)	2,400	1,400
Other	1,033	1,050
	$15,071	$8,599
(1) During the six months ended June 30, 2018, the Company increased the principal amount of the promissory note with a private company, in which it made an aggregate $2.0 million minority interest investment, as discussed above.

For the six months ending June 30, 2018 and year ended December 31, 2017, the Company recognized amortization expense related to the amortization of purchased technology rights of approximately $293,000 and $559,000, respectively.  Future amortization expense is estimated to be $302,000 in the two remaining quarters of 2018, $603,000 in 2019, $497,000 in 2020, $470,000 in 2021, $464,000 in 2022, $456,000 in 2023 and $3,712,000 thereafter.

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

	June 30, 2018	December 31, 2017
Parts and supplies	$31,458	$29,266
Work-in-progress	9,895	8,712
Finished goods	10,732	11,500
	$52,085	$49,478

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. There were no transfers between Level 1, Level 2, or Level 3 measurements for the six-month period ended June 30, 2018.

The Company's financial assets and liabilities were all Level 1 money market fund assets and were measured at fair value on a recurring basis. These Level 1 assets were $0.7 million as of June 30, 2018 and December 31, 2017.

	Fair Value Measurements as of June 30, 2018 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$702	$—	$—	$702

	Fair Value Measurements as of December 31, 2017 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$701	$—	$—	$701

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise. The Company's goodwill is not expected to be deductible for tax purposes. There were no changes in the carrying amount of the Company’s goodwill during the six months ended June 30, 2018 and twelve months ended December 31, 2017 as follows (in thousands):

	June 30, 2018	December 31, 2017
Balance at beginning of year	$85,481	$85,481
Balance at end of period	$85,481	$85,481

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2017
Balance as of December 31, 2016	$81,385	$19,097	$5,664	$12,982	$119,128
Balance as of December 31, 2017	81,385	19,097	5,664	12,982	119,128
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2016	(28,137)	(5,038)	(1,112)	—	(34,287)
Amortization expense	(6,277)	(1,999)	(580)	—	(8,856)
Accumulated amortization balance as of December 31, 2017	(34,414)	(7,037)	(1,692)	—	(43,143)
Net balance as of December 31, 2017	$46,971	$12,060	$3,972	$12,982	$75,985
Weighted average life (in years)	11	10	10

2018
Balance as of December 31, 2017	$81,385	$19,097	$5,664	$12,982	$119,128
Balance as of June 30, 2018	81,385	19,097	5,664	12,982	119,128
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2017	(34,414)	(7,037)	(1,692)	—	(43,143)
Amortization expense	(3,044)	(999)	(289)	—	(4,332)
Accumulated amortization balance as of June 30, 2018	(37,458)	(8,036)	(1,981)	—	(47,475)
Net balance as of June 30, 2018	$43,927	$11,061	$3,683	$12,982	$71,653
Weighted average life (in years)	11	10	10

The in-process research and development (IP R&D) project is the development of the next generation VERIGENE® system, VERIGENE II, on which we began clinical trials in May 2018. We believe the VERIGENE II will launch commercially in 2019. The estimated cost to complete this project is less than $1.0 million.

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2018 (six months)	$4,333
2019	8,666
2020	8,666
2021	8,307
2022	7,060
Thereafter	21,639
$58,671
IP R&D	12,982
$71,653

NOTE 6 — OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Other comprehensive income (loss) for the Company includes foreign currency translation adjustments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency Items	Available-for-Sale Investments	Accumulated Other Comprehensive Income (Loss) Items
Balance as of December 31, 2017	$(625)	$—	$(625)
Other comprehensive income before reclassifications	(319)	—	(319)
Net current-period other comprehensive loss	(319)	—	(319)
Balance as of June 30, 2018	$(944)	$—	$(944)

The following table presents the tax expense allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Before Tax	Tax Benefit	Net of Tax	Before Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustments	$(711)	$—	$(711)	$(319)	$—	$(319)
Unrealized gains on available-for-sale investments	—	—	—	—	—	—
Other comprehensive loss	$(711)	$—	$(711)	$(319)	$—	$(319)

NOTE 7 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income (EPS) is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic:
Net income	$5,669	$5,544	$19,066	$14,775
Less: allocation to participating securities	(98)	(103)	(325)	(276)
Net income attributable to common stockholders	$5,571	$5,441	$18,741	$14,499
Weighted average common stock outstanding	43,734	43,160	43,599	43,030
Net income per share attributable to common stockholders	$0.13	$0.13	$0.43	$0.34

Diluted:
Net income	$5,669	$5,544	$19,066	$14,775
Less: allocation to participating securities	(98)	(103)	(324)	(276)
Net income attributable to common stockholders	$5,571	$5,441	$18,742	$14,499
Weighted average common stock outstanding	43,734	43,160	43,599	43,030
Effect of dilutive securities: stock options and awards	512	99	272	98
Weighted-average shares used in computing net income per share	44,246	43,259	43,871	43,128
Net income per share attributable to common stockholders	$0.13	$0.13	$0.43	$0.34

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Stock options to acquire approximately 0.8 million and 2.5 million shares for the three months ended June 30, 2018 and 2017, and 0.6 million and 2.0 million shares for the six months ended June 30, 2018 and 2017, respectively, were excluded from the computations of diluted EPS because the effect of including those stock options would have been anti-dilutive.

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

NOTE 8 — STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Dividends

On May 18, 2018, the Board of Directors declared a cash dividend on the Company’s common stock of $0.06 per share. The dividend declared was payable to stockholders of record as of June 22, 2018 and was paid on July 13, 2018. The Company’s intent is to pay a continuing dividend on a quarterly basis.

Stock-Based Compensation

The Company’s stock option activity for the six months ended June 30, 2018 was as follows:

Stock Options (shares in thousands)	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2017	3,086	$18.10
Granted	761	22.06
Exercised	(143)	17.96
Cancelled or expired	(372)	18.48
Outstanding as of June 30, 2018	3,332	$19.01

The Company had $14.1 million of total unrecognized compensation costs related to stock options as of June 30, 2018. These costs are expected to be recognized over a weighted average period of 2.64 years.

The Company’s restricted share activity for the six months ended June 30, 2018 was as follows:

Restricted Stock Awards (shares in thousands)	Shares	Weighted Average Grant Price
Non-vested as of December 31, 2017	715	$18.46
Granted	383	22.14
Vested	(284)	18.47
Cancelled or expired	(39)	19.25
Non-vested as of June 30, 2018	775	$20.24

Restricted Stock Units (in thousands)	Shares
Non-vested as of December 31, 2017	423
Granted	92
Vested	(49)
Cancelled or expired	(3)
Non-vested as of June 30, 2018	463

As of June 30, 2018, there were $15.6 million and $3.2 million of total unrecognized compensation costs related to Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs), respectively. These costs are expected to be recognized over a weighted average period of 2.82 years for the RSAs and 2.40 years for the RSUs. The Company issues a small number of cash settled RSUs pursuant to the Company's equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$406	$402	$816	$737
Research and development	537	759	200	597
Selling, general and administrative	2,604	2,865	3,792	3,414
Stock-based compensation costs reflected in net income	$3,547	$4,026	$4,808	$4,748

NOTE 9 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Compensation and employee benefits	$11,149	$18,218
Dividends payable	2,701	2,671
Income and other taxes	215	1,070
Warranty costs	1,334	1,308
Other	2,837	2,723
	$18,236	$25,990

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2017	$1,308
Warranty adjustments/settlements	(991)
Accrual for warranty costs	1,017
Accrued warranty costs as of June 30, 2018	$1,334

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

Royalties:  For arrangements that include sales-based royalties, including minimum payments, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation, to which some or all of the royalty has been allocated, has been satisfied. This is a change from how the Company has historically treated royalty payments, by recognizing royalty revenue when our strategic partners reported the end-user sales to the Company, and is primarily the basis for our cumulative adjustment to retained earnings of $10.6 million before related tax impacts or $8.1 million net of related tax impacts. Royalty payments are typically received when our strategic partners report the end-user sales to the Company.

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

License Revenues: The Company enters into out-licensing agreements which are within the scope of the Standard, under which it licenses certain rights to its technology to third parties.  These licenses are typically not distinct, as the customer cannot benefit from the license on its own, and do not have significant standalone functionality, but represent single performance obligations together with the sales of our consumables, systems and assays. The terms of these arrangements typically include payment to the Company of non-refundable, up-front license fees and can extend up to twenty years, although some of our current agreements extend through 2027.  Each of these payments results in license revenues which are recognized ratably over time and are included in other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. Deferred revenues related to these out-licensing agreements are shown in contract liabilities in the table below.

Performance Obligations: Revenue from extended service agreements is deferred when payment is received in advance of the performance obligation being satisfied or completed. Luminex provides an integrated service of maintenance and related activities for equipment sold to customers, where the nature of the overall promise is to provide a stand-ready service.  As such, the performance obligation is recognized as a series of distinct service periods and the service revenue is recognized ratably over the term of the agreement. The extended service agreements typically range from one to four years and payment is typically received up-front.

Reserves for Variable Consideration: Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts and any other allowances that are offered within contracts between the Company and its customers relating to the Company’s sales of its products.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual requirements, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of each contract.  The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from the Company’s estimates.  If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period when such variances become known.

Contract assets are included within Accounts receivables, net and contract liabilities are included in Deferred revenue on the Company's Balance Sheet. The following table presents the opening and closing balances of the Company’s contract assets and liabilities for the six months ended June 30, 2018 (in thousands):

	Balance at Beginning of Period	Balance at End of Period
Contract assets:
Unbilled receivables - Royalties	$10,643	$10,962

Contract liabilities - short-term:
Deferred revenue - Service	$4,438	$5,048
Deferred revenue - Licenses	246	241
Deferred revenue - Other	37	257
Total Contract liabilities - short-term	$4,721	$5,546

Contract liabilities - long-term:
Deferred revenue - Service	$315	$262
Deferred revenue - Licenses	1,099	981
Deferred revenue - Other	83	83
Total Contract liabilities - long-term	$1,497	$1,326

During the six months ended June 30, 2018, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the period (in thousands):

Six Months Ended June 31,
Revenue recognized in the period from:	2018
Amounts included as contract liabilities at the beginning of the period	$3,412
Performance obligations satisfied in previous periods	-

In accordance with the Standard, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Income Statement	As Reported in this Quarterly Report	Amounts Before Adoption of the Standard	Net Effect of Adoption of the Standard	As Reported in this Quarterly Report		Amounts Before Adoption of the Standard	Net Effect of Adoption of the Standard
System sales	$11,820	$11,215	$605	$19,751		$18,723	$1,028
Consumable sales	10,967	10,967	—	22,839		22,839	—
Royalty revenue	11,567	11,677	(110)	23,806		23,390	416
Assay revenue	40,174	40,889	(715)	86,015		87,138	(1,123)
Other revenue	5,050	5,050	—	9,829		9,829	—
Revenue	79,578	79,798	(220)	162,240	—	161,919	321
Gross profit	49,306	49,526	(220)	102,894	103	102,573	321
Income from operations	7,858	8,078	(220)	23,124		22,803	321
Income tax benefit (expense)	(2,197)	(2,250)	53	(4,515)		(4,438)	(77)
Net Income	5,669	5,836	(167)	19,066	19	18,822	244

	As of June 30, 2018
Balance Sheet	As Reported in this Quarterly Report	Balances Before Adoption of ASC 606	Effect of Adoption of the Standard
ASSETS
Accounts receivable, net	46,778	35,814	10,964
Deferred income taxes	32,538	35,169	(2,631)

LIABILITIES AND STOCKHOLDERS' EQUITY
Retained earnings	109,353	101,020	8,333

NOTE 11 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date.  The effective tax rate for the six months ended June 30, 2018 was 19.2%, including amounts recorded for discrete events. This differs from the statutory rate of 21% primarily as a result of the worldwide mix of consolidated earnings and losses before taxes and changes to provisional amounts recorded for certain aspects of the Tax Cuts and Jobs Act (the Tax Act). The Company currently expects a 2018 full year effective tax rate of 25% to 30%, excluding amounts recorded for discrete events. The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates. The Company will be subject to the Tax Act provisions regarding U.S. federal taxation of foreign intangible income and has included in its estimate of income tax the effects of this tax. The effect of this estimate is still under evaluation as the Company gains a more thorough understanding of these provisions and changes may materially impact income tax expenses. The Company is utilizing its net operating losses (NOLs) and tax credits in the U.S., Canada and the Netherlands and, therefore, cash taxes to be paid are expected to be less than 10% of book tax expense.
The Tax Act was enacted on December 22, 2017.  The Tax Act includes, among other things, a U.S. federal corporate income tax rate decrease from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.  On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effect of the Tax Act.  As of June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act; however, the Company has made a reasonable estimate of the effects.  During the three month period ended March 31, 2018 and for the six month period ended June 30, 2018, the Company recognized adjustments totaling $2.2 million to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations.  The Company will continue to make and refine its calculations as additional analysis is completed. These changes could be material to income tax expense.
Deferred tax assets and liabilities.  The Company remeasured certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse to in the future, which is generally 21%.  The Company recorded a provisional amount of $2.7 million at December 31, 2017 related to the remeasurement of certain deferred tax balances.  Upon further analyses of certain aspects of the Tax Act and refinement of its calculations during the three month period ended March 31, 2018 and included in the six months ended June 30, 2018, the Company increased its provisional amount by $164,000, which is included as a component of income tax expense from continuing operations.  Due to the continued refinement of its calculations for the transition tax, certain aspects of deferred compensation, and the effect these calculations may have on the measurement of NOLs and other carryforwards, the Company will continue to analyze and refine its calculations related to the measurement of these balances.  As of June 30, 2018, the Company's deferred tax assets and liabilities continue to have provisional amounts recorded for remeasurement.
Foreign tax effects

One-time transition tax.  The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P), which the Company had deferred from U.S. income taxes under previous U.S. law.  The Company originally recorded a provisional amount for its one-time transition tax liability of $6.7 million at December 31, 2017.  Upon further analysis of certain aspects of the E&P of its Canadian subsidiary and refinement of its calculations for its foreign subsidiaries during the six months ended June 30, 2018, the Company decreased this provisional amount by $1.3 million, which was recorded during the three month period ended March 31, 2018 and is included as a component of income tax expense from continuing operations.  As of June 30, 2018, the Company continues to have provisional amounts recorded for the one-time tax liability. As the Company continues to refine its E&P analysis, the Company will refine its calculations of the one-time transitions tax, which could affect the measurement of this liability.
Deferred tax liabilities for withholding tax.  The excess of financial reporting basis over tax basis of the Company’s foreign subsidiaries is considered permanently reinvested with the exception of certain earnings of the Canadian subsidiary.  The Company originally recorded a provisional amount of deferred tax liability for withholding and state income taxes associated with the ultimate repatriation from Canada to the U.S. of these certain earnings of $3.2 million at December 31, 2017.  Upon further analysis of its calculations of the Canadian withholding tax during the six months ended June 30, 2018, the Company decreased its provisional amount by $2.5 million, which was recorded during the three month period ended March 31, 2018 and is included as a component of income tax expense from continuing operations. The deferred tax liabilities for withholding tax are still provisional as of June 30, 2018 as the Company’s permanent reinvestment assertions for foreign earnings associated with certain aspects of the Tax Act are not yet finalized.

In June 2018, the Company recorded an income tax expense of $1.3 million based primarily on the results of a Canadian income tax audit. The expense recorded is the net result of reductions to the scientific research and experimental development expenditure pool and investment tax credit carryforward balances and an increase to non-capital carryforward losses.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various U.S. states. Due to net operating losses, the U.S., Canadian and Australian tax returns dating back to 2011 can still be reviewed by the taxing authorities. The Netherlands tax returns dating back to 2013 can still be reviewed by the taxing authorities. For the six months ended June 30, 2018, unrecognized tax benefits related to the U.S. transition tax on earnings of certain foreign subsidiaries and deferred tax liabilities for withholding tax of $1.3 million and $140,000, respectively, were recorded. The Company does not expect any material changes to the unrecognized tax benefit liability within the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting guidance

In May 2014, the FASB issued the Standard which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the Standard effective January 1, 2018, using the modified retrospective approach. Under this method, the Company recorded a cumulative adjustment increasing retained earnings of $10.6 million before related tax impacts or $8.1 million net of related tax impacts. See Note 10, “Revenue Recognition” for additional discussion related to the Company’s adoption of the Standard. Under the Standard, estimated royalty revenue will be recorded each quarter on an accrual basis to more closely coincide with the timing of the end user sale by the strategic partner; with reconciliation made upon submission of the royalty report by the partner indicating actual royalties owed in the following quarter.  In addition, the Company began recording the portion of reagent rental revenue associated with the recovery of the cost of providing the system and other hardware in reagent rental agreements as system revenue rather than assay revenue effective January 1, 2018. This change has not and is not expected to have any impact on top line revenue and the Company does not anticipate any material effects to its revenue categorization.

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

In October 2016, the FASB issued guidance on income taxes which requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfers occur.  The new standard became effective for the Company on January 1, 2018.  The Company has adopted this new standard using the modified retrospective method through a cumulative-effect adjustment, based on currently enacted tax rates, directly to retained earnings as of the beginning of that date.  The adoption of this new standard resulted in a change to the Company's accounting policy; however, adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In January 2018, the FASB issued guidance related to reporting comprehensive income, which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Act related to items in Additional Other Comprehensive Income (AOCI) that the FASB refers to as having been “stranded” in AOCI. The guidance is effective for annual and interim periods beginning after December 15, 2018, and is applicable to the Company in fiscal year 2019; however, early adoption is permitted. The Company does not have any tax effects resulting from the Tax Act that are stranded in AOCI and therefore this guidance has no impact on its consolidated financial statements. The Company has early adopted this guidance and established the accounting policy for reclassifying to retained earnings any tax effects resulting from the Tax Act that are stranded in AOCI.

In June 2018, the FASB issued guidance which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. For public business entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, however, early adoption is permitted. Although nonemployee directors do not satisfy the definition of employee, under FASB guidance, the Company's nonemployee directors acting in their role as members of a board of directors are treated as employees as those directors were elected by the Company's shareholders. Therefore, awards granted to these nonemployee directors for their services as directors already were accounted for as employee awards. The Company has early adopted this guidance, which did not have a material impact on its consolidated financial statements.

Recent accounting guidance not yet adopted

In January 2017, the FASB issued guidance on intangibles, including goodwill, which simplifies how companies calculate goodwill impairments by eliminating Step 2 of the impairment test. The guidance requires companies to compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal year 2020; however, early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. The effective date of the new guidance is for the Company's first quarter of fiscal year 2019; however, early adoption is permitted. The FASB has approved an optional, alternative method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. While the Company is continuing to assess the effects of adoption, we believe that we will use this alternative transition method. The Company continues to evaluate the impact of the adoption of this requirement on its consolidated financial statements, has completed an inventory of the Company's leases, and does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements except for the addition of the right-of-use asset and a lease liability to the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of the 2017 10-K.

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, products including ARIES®, VERIGENE® and NxTAG®, assay sales, consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, regulatory approvals or the impact of laws or regulations applicable to us, plans and objectives of management for future operations, and future acquisition impacts and integration and the expected benefit of our future acquisitions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

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

•
the impact on our growth and future results of operations as a result of the loss of the LabCorp women's health business in June 2018 and the potential future loss of other products traditionally sold to LabCorp, other than our Cystic Fibrosis (CF) products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	our ability to obtain and enforce intellectual property protections on our products and technologies;

•	our ability to successfully launch new products in a timely manner;

•	our dependence on strategic partners for development, commercialization and distribution of products;

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

•
fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, fluctuations in bulk purchases of consumables, fluctuations in product mix, the seasonal nature of some of our assays, and the variability of operating expense timing;

•	our ability to comply with applicable laws, regulations, policies and procedures;

•
the impact of the ongoing uncertainty in global finance markets and changes in government and government agency funding, including effects on the capital spending policies of our partners and end users and their ability to finance purchases of our products;

•	changes in interpretation, assumptions and expectations regarding the Tax Act, including additional guidance that may be issued by federal and state taxing authorities;

•	changes in principal members of our management staff;

•	potential shortages, or increases in costs, of components or other disruptions to our manufacturing operations;

•	our increasing dependency on information technology to enable us to improve the effectiveness of our operations and to monitor financial accuracy and efficiency;

•	the implementation, including any modifications, of our strategic operating plans;

•	the uncertainty regarding the outcome or expense of any litigation brought against or initiated by us; and

•
risks relating to our foreign operations, including fluctuations in exchange rates, tariffs, customs and other barriers to importing/exporting materials and products in a cost-effective and timely manner; difficulties in accounts receivable collections; our ability to monitor and comply with foreign and international laws and treaties; and our ability to comply with changes in international taxation policies.

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict. Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2017 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report, including in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

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

Multiplexing, the foundation of our Company, allows the end user in a laboratory to generate multiple laboratory results from a single sample with a single assay. This is important because our end user customers, which include laboratory professionals performing discovery, and research and clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology, laboratory professionals had to perform one assay at a time in a sequential manner, and if additional testing was required on a sample, a second assay would be performed to generate the second result, and so on until all the necessary tests were performed.

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

We have a full range of instruments using our xMAP technology: our LUMINEX® 100/200™ Systems offer 100-plex testing; our FLEXMAP 3D® System is our high-throughput, 500-plex testing system; and our MAGPIX® System provides 50-plex testing at a lower cost using imaging rather than flow cytometry. By using our xMAP technology, end users are able to be more efficient by generating multiple simultaneous results per sample. We believe that this technology may also offer advantages in other industries, such as in food safety, animal health and bio-threat markets. Using the xMAP products Luminex has available today, up to 500 simultaneous analyte results can be determined from a single sample.

Our Non-Automated Technologies

Our xTAG technology consists of several components, including multiplexed polymerase chain reaction (PCR) or target identification primers, DNA Tags, xMAP microspheres and data analysis software. xTAG technology permits the development of molecular diagnostic assays for clinical use by hospital and reference laboratories. xTAG technology has also been applied to human genetic assays, pharmacogenetic assays and infectious disease assays.

Our MultiCode technology is based upon a unique assay chemistry that is a flexible platform for both real-time PCR and multiplex PCR-based applications. MultiCode-based PCR assays are primarily used for the detection of infectious diseases and genetic-based conditions. We have multiple molecular diagnostic (MDx) assays based on MultiCode chemistry. MultiCode products are based upon the unique MultiCode bases, isoC and isoG. The synthetic isoC:isoG DNA base pair differs from the naturally occurring base pairs in its hydrogen bonding pattern. As a result, the MultiCode bases, isoC and isoG, can only pair with each other, but can co-exist with naturally occurring nucleotide pairs. This property enables site-specific incorporation of the isobases during amplification. The MultiCode base pair is recognized by naturally occurring enzymes and can be used for the specific placement of reporter molecules and to increase the molecular recognition capabilities of hybridization-based assays. The MultiCode base pair enables solutions to complex molecular challenges that were previously not possible with natural nucleic acid alone.

We have multiple assay development activities ongoing and these activities are focused on the areas of infectious disease, human genetics, and pharmacogenomics.

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

Our VERIGENE Technology

Our offering in the molecular diagnostic market segment includes proprietary diagnostic tools that enable rapid and accurate detection of respiratory, gastrointestinal and bloodstream infections.  Our U.S. Food and Drug Administration (FDA) cleared VERIGENE® Gram-Positive Blood Culture (BC-GP) and Gram-Negative Blood Culture (BC-GN) test panels for the early detection of pathogens associated with bloodstream infections are leading products in the high-growth bloodstream infection testing segment. In addition to detecting bacteria, these panels also detect yeast and identify antibiotic resistance markers. In contrast to traditional methodologies, which can take several days, these assays enable physicians to identify pathogens, including any associated resistance markers, and prescribe the most appropriate antibiotic regimen, all within 2.5 hours after identification of a positive blood culture. The ability for clinicians to make earlier, better informed therapeutic decisions results in improved patient outcomes and lower healthcare costs. Our VERIGENE product offering also includes FDA-cleared products for the detection of gastrointestinal and respiratory infections. These consist of a targeted product for the detection of C. difficile, as well as highly multiplexed molecular enteric, blood and respiratory pathogen panels which test for a wide spectrum of microorganisms often associated with these types of infections. With the combination of the ARIES® and VERIGENE platforms, Luminex offers customers automated molecular platforms for both syndromic and targeted molecular diagnostic testing.

The VERIGENE System is an automated multiplex-capable system that rapidly and accurately detects infectious pathogens and drug resistance markers.  The VERIGENE System consists of: (i) VERIGENE Test Cartridges, which are single-use, self-contained test units, and (ii) VERIGENE instrumentation, including the VERIGENE Processor SP, which is a modular bench-top analyzer, that combines automated nucleic acid extraction, purification, amplification (if needed), and hybridization in each module, as well as the VERIGENE Reader, which manages sample information and reads results from processed cartridges. Tests that run on the VERIGENE System are primarily designed to identify infections in the bloodstream, respiratory tract, and gastrointestinal tract.

The VERIGENE System utilizes advanced automation and proprietary chemistry to enable rapid sample to result detection of nucleic acid and protein targets. NanoGrid Technology, a unique gold nanoparticle probe chemistry, is the driving force behind all VERIGENE tests, providing a foundation for the VERIGENE System’s menu of clinically meaningful diagnostics.

In addition to our menu of infectious disease tests, we are currently developing a next generation VERIGENE System, VERIGENE II, that will deliver an improved user experience. This next generation system is designed to provide a reduced time to result, an improved user interface and a room temperature cartridge, all in a fully automated sample to result system with an optimized footprint. In addition, customers using this system will have the ability to select both individual and groups of targets on assays using Flex pricing. This approach to target selection allows customers to save money by only paying for the targets they wish to see, which will often align with society guidelines, when available. If these results don't provide a conclusive diagnosis, additional targets that were tested for but not released can immediately be viewed for an incremental charge.

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

•	A direct sales force that focuses on the sale of molecular diagnostic assays that run on our systems.

As of June 30, 2018, Luminex had 72 strategic partners, of which 51 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology.

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

The following systems and assays are available on the market as of June 30, 2018:

	FDA		CE-IVD MARK
	Clearance	Commercial Launch	Declaration	Commercial Launch
ARIES® HSV 1&2 Assay	☑	2015 - Q4	☑	2016 - Q1
ARIES® Flu A/B & RSV Assay	☑	2016 - Q2	☑	2016 - Q2
ARIES® Group B Streptococcus (GBS) Assay	☑	2017 - Q1	☑	2016 - Q4
ARIES® Bordetella Assay	☑	2017 - Q2	☑	2017 - Q3
ARIES® Norovirus Assay			☑	2017 - Q2
ARIES® C. Difficile Assay	☑	2017 - Q3	☑	2017 - Q3
ARIES® Group A Strep Assay	☑	2017 - Q4	☑	2017 - Q4
NxTAG® Respiratory Pathogen Panel (RPP)	☑	2016 - Q1	☑	2015 - Q4
VERIGENE® Clostridium Difficile Test (CDF)	☑	2012 - Q4	☑	2013 - Q2
VERIGENE® Enteric Pathogens Test (EP)	☑	2014 - Q4	☑	2015 - Q4
VERIGENE® Respiratory Pathogens Flex Test (RP Flex)	☑	2015 - Q4	☑	2015 - Q2
VERIGENE® Gram-Negative Blood Culture Test (BC-GN)	☑	2014 - Q2	☑	2013 - Q1
VERIGENE® Gram-Positive Blood Culture Test (BC-GP)	☑	2012 - Q4	☑	2012 - Q1
xTAG® CYP2C19 Kit v3	☑	2013 - Q4	☑	2013 - Q4
xTAG® CYP2D6 Kit v3	☑	2011 - Q2	☑	2013 - Q2
xTAG® Cystic Fibrosis (CFTR) 39 Kit v2	☑	2009 - Q4	☑	2012 - Q1
xTAG® Cystic Fibrosis (CFTR) 60 Kit v2	☑	2010 - Q1
xTAG® Cystic Fibrosis (CFTR) 71 Kit v2			☑	2009 - Q3
xTAG® Gastrointestinal Pathogen Panel (GPP)	☑	2013 - Q1	☑	2011 - Q2
xTAG® Respiratory Viral Panel (RVP)	☑	2008 - Q1	☑	2007 - Q4
xTAG® Respiratory Viral Panel (RVP) FAST v2			☑	2011 - Q4

Second Quarter 2018 Highlights

•	Consolidated revenue was $79.6 million for the quarter ended June 30, 2018, representing a 4% increase over revenue for the second quarter of 2017.

•	Assay revenue was $40.2 million for the quarter ended June 30, 2018, representing a 6% increase over assay revenue for the second quarter of 2017.

•	Sample-to-answer product revenue growth increased by 35% for the quarter ended June 30, 2018 from the second quarter of 2017.

•	Royalty revenue was $11.6 million for the quarter ended June 30, 2018, representing a 7% increase over royalty revenue for the second quarter of 2017.

•	Initiated clinical trials for the VERIGENE® II Gastrointestinal Assay

Material Customer Activity

As previously stated in our Annual Report on Form 10-K for the year ended December 31, 2017, LabCorp has elected to develop the next iteration of one of its women's health products with another party. We previously negotiated significant minimum women's health purchases from LabCorp, pursuant to which LabCorp committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018. LabCorp has met its purchase requirements under that agreement and has indicated it will not make further purchases of the women's health products covered by such agreement. However, based on an extension agreement entered into in the third quarter of 2017, the Company will continue to sell its Cystic Fibrosis (CF) products to the Company’s largest customer, LabCorp, through at least the end of 2019. The loss of that LabCorp business, and the anticipated future loss of other products traditionally sold to LabCorp (which we expect to occur with products other than CF, as discussed above), could have a material adverse effect on our growth and future results of operations.

During 2017, LabCorp represented total revenue of $61.1 million. That revenue was broken down as follows: women's health - $36.1 million; CF - $13.3 million, and all other ancillary products - $11.7 million. As noted above, LabCorp has met its purchase commitment for women's health products and will no longer be placing orders for the majority of the women's health portfolio. By year end, the remainder of the women's health products purchased by LabCorp will likely be transitioned to another party. Orders by LabCorp for other ancillary products are expected to continue through at least the end of 2018, with a potential material reduction in 2019. LabCorp orders for our CF products are expected to continue through at least the end of 2019.

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

Management believes there have been no significant changes during the quarter ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 10-K, with the exception to the adoption of ASU 2014-09 in the first quarter of 2018, which is described in Note 10 - Revenue Recognition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

Selected consolidated financial data for the three months ended June 30, 2018 and 2017 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Variance	Variance (%)
Revenue	$79,578	$76,457	$3,121	4%
Gross profit	$49,306	$50,061	(755)	(2)%
Gross margin percentage	62%	65%	(3)%	N/A
Operating expenses	$41,448	$42,579	(1,131)	(3)%
Income from operations	$7,858	$7,482	376	5%

Total revenue increased 4% to $79.6 million for the three months ended June 30, 2018 from $76.5 million for the comparable period in 2017. This increase was primarily driven by growth in (i) our sample-to-answer assay revenue, which comprised 31% of total assay revenue for the three months ended June 30, 2018 compared to 25% for the comparable period in 2017, and (ii) systems revenue, which increased 19% as compared to the prior year quarter. This increase was partially offset by lower consumable sales in the second quarter 2018, which declined $2.3 million or 18% as compared to the prior year quarter. Excluding LabCorp sales, total revenue increased 5% for the three months ended June 30, 2018 as compared to the prior year quarter.

The following table presents our revenues disaggregated by revenue source for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Variance	Variance (%)
System sales	$11,820	$9,905	$1,915	19%
Consumable sales	10,967	13,310	(2,343)	(18)%
Royalty revenue	11,567	10,813	754	7%
Assay revenue	40,174	37,753	2,421	6%
Service revenue	3,041	2,795	246	9%
Other revenue	2,009	1,881	128	7%
	$79,578	$76,457	$3,121	4%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 47% (two of whom were 20% and 11%, respectively, and no other customer exceeded 7%) of consolidated total revenue in the second quarter of 2018. For comparative purposes, these top five customers accounted for 47% (two of whom were 21% and 15%, respectively, and no other customer exceeded 5%) of total consolidated revenue in the second quarter of 2017.

Revenue from the sale of systems and peripheral components increased 19% to $11.8 million for the three months ended June 30, 2018 from $9.9 million for the three months ended June 30, 2017. This increase is primarily the result of an increase in total multiplexing analyzer placements, with higher sales of LUMINEX 100/200 and MAGPIX systems, partially offset by lower sales of FLEXMAP 3D Systems. We sold 361 multiplexing analyzers in the second quarter of 2018, as compared to 270 multiplexing analyzers for the corresponding prior year period. For the three months ended June 30, 2018, five of our partners accounted for 274 multiplexing analyzers, or 76%, of total multiplexing analyzers sold, as compared to five of our partners accounting for 214 multiplexing analyzers, or 79% of total multiplexing analyzers sold, for the three months ended June 30, 2017.

Consumable sales, comprised of microspheres and sheath fluid, decreased 18% to $11.0 million for the three months ended June 30, 2018 from $13.3 million for the three months ended June 30, 2017. During the three months ended June 30, 2018, we had 16 bulk purchases of consumables totaling approximately $7.9 million (72% of total consumable revenue), ranging from $0.1 million to $1.5 million, as compared with 17 bulk purchases totaling approximately $10.3 million (78% of total consumable revenue), ranging from $0.1 million to $4.0 million, for the three months ended June 30, 2017.  The decrease in revenue from bulk purchases in the three months ended June 30, 2018 is the primary reason for the decrease in consumable revenue in the first quarter of 2018 from the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $7.0 million, or 64%, of consumable sales for the three months ended June 30, 2018 compared to $8.4 million, or 63%, of the total consumable sales for the three months ended June 30, 2017.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, increased 7% to $11.6 million for the three months ended June 30, 2018 from $10.8 million for the three months ended June 30, 2017.  This increase is primarily attributable to an increase in royalty minimums, audit findings and other adjustments of approximately $0.5 million, in addition to an increase in base royalties. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 6% to $40.2 million for the three months ended June 30, 2018 from $37.8 million for the three months ended June 30, 2017, driven primarily by an increase in our sample-to-answer assay revenue, which consists of VERIGENE and ARIES® assay sales, in addition to increased sales of our non-automated infectious disease testing assays. Revenue for our sample-to-answer products increased by 35% for the three months ended June 30, 2018 from the second quarter of 2017. Revenue for our non-automated infectious disease testing products increased by 5% while our genetic testing assay products decreased by 28% from the comparable period in 2017. This decrease in genetic testing assay products was attributable to continued pricing and reimbursement challenges within the pharmacogenetic market segment, causing us to shift our focus towards infectious disease testing. Our largest customer, by revenue, accounted for 39% of total assay revenue for the three months ended June 30, 2018 compared to 41% for the three months ended June 30, 2017. No other customer accounted for more than 10% of total assay revenue during these periods. As discussed under “Material Customer Activity” and previously disclosed in our prior quarterly reports, our largest assay customer, LabCorp, has developed the next iteration of their women's health portfolio with another party, which will negatively impact our assay revenue in the second half of 2018 and beyond. Excluding LabCorp sales, assay revenue increased 9% for the three months ended June 30, 2018 as compared to the prior year quarter.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 9% to $3.0 million for the second quarter of 2018 from $2.8 million for the second quarter of 2017. As of June 30, 2018, we had 2,174 Luminex systems covered under extended service agreements and $5.3 million in deferred revenue related to these contracts. As of June 30, 2017, we had 1,930 Luminex systems covered under extended service agreements and $4.9 million in deferred revenue related to these contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales and amortized license fees, increased 7% to $2.0 million for the three months ended June 30, 2018 compared to $1.9 million for the three months ended June 30, 2017.

Gross Profit. Gross profit decreased to $49.3 million, or 2%, for the three months ended June 30, 2018, as compared to $50.1 million for the three months ended June 30, 2017. Gross margin (gross profit as a percentage of total revenue) was 62% for the three months ended June 30, 2018, a decrease from the prior year quarter's gross margin of 65%. The decrease in gross margin is primarily attributable to a change in product sales mix between higher versus lower margin items, with lower sales of consumables and higher sales of systems. Sales of consumables, one of our high-margin items, represented 14% of total sales in the three months ended June 30, 2018, down from 17% in the comparable period in 2017. Sales of our systems, which carry lower margins, represented 15% of total sales in the three months ended June 30, 2018 as compared to 13% for the three months ended June 30, 2017. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in revenue mix and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense decreased to $11.7 million, or 15% of total revenue, for the three months ended June 30, 2018 from $12.3 million, or 16% of total revenue, for the three months ended June 30, 2017. The decrease in research and development expense was primarily driven by the timing of outside service expenses related to VERIGENE II and ARIES® assay development.  Research and development headcount was 195 as of June 30, 2018 and 2017. The focus of our research and development activities is the development and commercialization of a pipeline of assays for the ARIES® Systems and the development and commercialization of the next generation VERIGENE System, VERIGENE II, and related assays.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, was $27.6 million for the three months ended June 30, 2018, a decrease of 2% from the three months ended June 30, 2017. The decrease was primarily attributable to lower personnel costs, driven by one-time employee separation costs of $0.5 million in the prior year which did not repeat in 2018. Selling, general and administrative headcount as of June 30, 2018 was 371 as compared to 365 as of June 30, 2017. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 35% in the second quarter of 2018, down from 37% in the second quarter of 2017.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets remained constant at $2.2 million for the three months ended June 30, 2018 and 2017.

Income taxes. Our effective tax rate for the three months ended June 30, 2018 was 28%, or $2.2 million, compared to 26%, or $1.9 million, for the three months ended June 30, 2017. The 28% rate includes a $1.3 million discrete income tax expense primarily related to the results of a Canadian income tax audit.  We expect our consolidated full year effective tax rate to be 25% to 30%, absent any other significant discrete items.  We continue to assess our business model and its impact in various tax jurisdictions.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

Selected consolidated financial data for the six months ended June 30, 2018 and 2017 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	Variance	Variance (%)
Revenue	$162,240	$154,236	$8,004	5%
Gross profit	$102,894	$102,847	47	—%
Gross margin percentage	63%	67%	(4)%	N/A
Operating expenses	$79,770	$81,353	(1,583)	(2)%
Income from operations	$23,124	$21,494	1,630	8%

Total revenue increased by 5% to $162.2 million for the six months ended June 30, 2018 from $154.2 million for the comparable period in 2017. The increase was primarily attributable to higher assay, system, and royalty revenue, which was partially offset by a decrease in consumable sales revenue. Excluding LabCorp sales, total revenue increased 4% for the six months ended June 30, 2018 as compared to the same period in the prior year.

A breakdown of revenue for the six months ended June 30, 2018 and 2017 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	Variance	Variance (%)
System sales	$19,751	$18,406	$1,345	7%
Consumable sales	22,839	28,695	(5,856)	(20)%
Royalty revenue	23,806	22,374	1,432	6%
Assay revenue	86,015	75,160	10,855	14%
Service revenue	5,919	5,700	219	4%
Other revenue	3,910	3,901	9	—%
	$162,240	$154,236	$8,004	5%

We continue to experience revenue concentration in a limited number of customers. Five customers accounted for 45% (two of whom were 20% and 12%, respectively, and no other customer exceeded 6%) of consolidated total revenue in the six months ended June 30, 2018. For comparative purposes, these top five customers accounted for 49% (two of whom were 19% and 17%, respectively, and no other customer exceeded 6%) of total revenue in the six months ended June 30, 2017.

Revenue from the sale of systems and peripheral components increased 7% to $19.8 million for the six months ended June 30, 2018 from $18.4 million for the six months ended June 30, 2017. This increase is primarily the result of an increase in total multiplexing analyzer placements, with greater sales of LUMINEX 100/200 systems, partially offset by fewer sales of FLEXMAP 3D and MAGPIX systems. We sold 579 multiplexing analyzers in the six months ended June 30, 2018, as compared to 512 multiplexing analyzers sold for the corresponding prior year period. For the six months ended June 30, 2018, five of our partners accounted for 456, or 79%, of total multiplexing analyzers sold.  Five of our partners accounted for 388, or 76%, of total multiplexing analyzers sold for the six months ended June 30, 2017.

Consumable sales decreased 20% to $22.8 million for the six months ended June 30, 2018 compared to $28.7 million for the six months ended June 30, 2017. We had 34 bulk purchases of consumables totaling approximately $16.9 million (74% of total consumable revenue), ranging from $0.1 million to $3.8 million, during the six months ended June 30, 2018, as compared with 35 bulk purchases totaling approximately $22.7 million (79% of total consumable revenue), ranging from $0.1 million to $6.4 million, for the six months ended June 30, 2017.  The decrease in revenue from bulk purchases in the six months ended June 30, 2018 is the primary reason for the decrease in consumable revenue from the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty bearing sales accounted for $15.7 million, or 69%, of consumable sales for the six months ended June 30, 2018 compared to $20.7 million, or 72%, of total consumable sales for the six months ended June 30, 2017.

Royalty revenue increased 6% to $23.8 million for the six months ended June 30, 2018 from $22.4 million for the six months ended June 30, 2017, primarily attributable to an increase in base royalties of approximately $1.1 million. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 14% to $86.0 million for the six months ended June 30, 2018 from $75.2 million for the six months ended June 30, 2017, driven primarily by an increase in our sample-to-answer assay revenue, which consists of VERIGENE and ARIES® assay sales, in addition to increased sales of our non-automated infectious disease testing assays. Revenue for our sample-to-answer products increased by 42% for the six months ended June 30, 2018 from the comparable period in 2017. Revenue for our non-automated infectious disease testing products increased by 14% while our genetic testing assay products decreased by 24% from the six months ended June 30, 2017. This decrease in genetic testing assay products was attributable to continued pricing and reimbursement challenges within the pharmacogenetic market segment, causing us to shift our focus towards infectious disease testing. Our largest customer, by revenue, accounted for 36% of total assay revenue for the six months ended June 30, 2018 compared to 38% for the comparable period in 2017. No other customer accounted for more than 10% of total assay revenue during those periods. As discussed under “Material Customer Activity” and previously disclosed in our prior quarterly reports, our largest assay customer, LabCorp, has developed the next iteration of their women's health portfolio with another party, which will negatively impact our assay revenue in the second half of 2018 and beyond. Excluding LabCorp sales, assay revenue increased 17% for the six months ended June 30, 2018 as compared to the same period in the prior year.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 4% to $5.9 million for the six months ended June 30, 2018 compared to $5.7 million for the six months ended June 30, 2017.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales and amortized license fees, remained constant at $3.9 million for the six months ended June 30, 2018 and 2017.

Gross Profit. Gross profit increased modestly to $102.9 million for the six months ended June 30, 2018, as compared to $102.8 million for the six months ended June 30, 2017. Gross margin (gross profit as a percentage of total revenue) was 63% for the six months ended June 30, 2018, a decrease of four percentage points from the six months ended June 30, 2017. This decrease in gross margin was attributable to: (i) lower expenses recorded in the prior year resulting from inventory adjustments related to a change in manufacturing standards which did not repeat in the current year, (ii) a change in product sales mix between higher versus lower margin items, with lower sales of consumables and higher sales of systems and sample-to-answer assays, which carry lower margins, and (iii) absorption of higher manufacturing overhead expenses for the six months ended June 30, 2018. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expense decreased to $22.0 million, or 14% of total revenue, for the six months ended June 30, 2018 from $24.7 million, or 16% of total revenue, for the six months ended June 30, 2017. The decrease in research and development expense was primarily driven by the timing of direct materials purchases and outside service expenses related to VERIGENE II and ARIES® assay development, in addition to lower personnel costs, mainly driven by lower salary and bonus expenses. Research and development headcount was 195 as of June 30, 2018 and 2017. The focus of our research and development activities is the development and commercialization of a pipeline of assays for the ARIES® System and the development and commercialization of the next generation VERIGENE System, VERIGENE II, and related assays.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $53.4 million for the six months ended June 30, 2018 from $52.2 million for the six months ended June 30, 2017. The increase was primarily attributable higher marketing and outside services expenses, partially offset by one-time employee separation costs of $0.6 million in the prior year, which did not repeat in 2018. Selling, general and administrative headcount as of June 30, 2018 was 371 as compared to 365 as of June 30, 2017. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 33% in the first six months of 2018, compared to 34% in the first six months of 2017.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets decreased to $4.3 million for the six months ended June 30, 2018 from $4.5 million for the six months ended June 30, 2017.

Income taxes. Our effective tax rate for the six months ended June 30, 2018 was 19%, reflecting a $4.5 million expense, as compared to 31%, or a $6.7 million expense, for the six months ended June 30, 2017. The 19% rate includes a $2.5 million discrete benefit item from the first quarter of 2018, related to a change in our provisional estimate of deferred tax liability for withholding tax on certain amounts of undistributed earnings of our Canadian subsidiary. The 19% rate also includes a $1.3 million discrete tax expense item from the second quarter of 2018, primarily related to the results of a Canadian income tax audit. We expect our consolidated full year effective tax rate to be 25% to 30%, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$138,996	$127,112

As of June 30, 2018, we held cash and cash equivalents of $139.0 million and had working capital of $209.5 million. At December 31, 2017, we held cash and cash equivalents of $127.1 million and had working capital of $179.4 million. The $11.9 million increase in cash and cash equivalents is primarily attributable to an increase in operating cash flows of the Company in the amount of $31.5 million for the six months ended June 30, 2018 driven primarily by net income of $19.1 million. These operating cash flows were partially offset by capital expenditures of $9.0 million, purchases of content licenses of $4.0 million and dividends paid of $5.3 million.

Cash provided by operations was $31.5 million for the six months ended June 30, 2018. Cash used in investing and financing activities was $15.8 million and $3.9 million, respectively, for the six months ended June 30, 2018.

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

One of our short-term projects that is expected to require significant capital to complete is our current in-process research and development of the next generation VERIGENE System, VERIGENE II, on which we began clinical trials in May 2018. We believe the VERIGENE II will launch commercially in 2019. The estimated aggregate cost to complete this project, including completion of development of the VERIGENE II System, cartridge, software and the initial assay, validation, verification, clinical trials and regulatory submission, is less than $1.0 million and is included in our research and development budget for 2018 and 2019. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners' consumable purchasing patterns; (iv) execution of partnership agreements that include significant up-front license fees; (v) execution of our stock repurchase and dividend programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the "Safe Harbor Cautionary Statement" of this report and the risk factors in the 2017 10-K and our other filings with the SEC.

In February 2017, the Board of Directors initiated a cash dividend program under which the Company currently intends to pay a regular quarterly cash dividend. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends are in the best interests of stockholders and are in compliance with applicable laws and agreements of the Company. On January 24, 2018, our Board declared a quarterly cash dividend of $0.06 per share of common stock payable to shareholders of record as of the close of business on March 23, 2018 with a payment date of April 13, 2018. On May 18, 2018, our Board declared a quarterly cash dividend of $0.06 per share of common stock payable to shareholders of record as of the close of business on June 22, 2018, with a payment date of July 13, 2018.

As previously disclosed, the Company's largest customer, LabCorp, has informed us that they have elected to develop the next iteration of one of their women's health products with another party. We previously negotiated significant minimum women's health purchases through June 2018, pursuant to which LabCorp committed to acquire no less than $63.1 million of our women's health products from January 1, 2017 through June 30, 2018. LabCorp has met such purchase requirements and has indicated it will not make further purchases of the women's health products covered by such agreement. However, based upon an extension agreement entered into in the third quarter of 2017, the Company will continue to sell its CF products to LabCorp through the end of 2019. CF product sales to LabCorp represent approximately $10 million in annual revenue. Loss of the LabCorp women's health revenue stream will result in a significant reduction in cash flow generation compared to previous quarters.

During 2017, LabCorp represented total revenue of $61.1 million. That revenue was broken down as follows: women's health - $36.1 million; CF - $13.3 million, and all other ancillary products - $11.7 million. As noted above, LabCorp has met its purchase commitment for women's health products and will no longer be placing orders for the majority of the women's health portfolio. By year end, the remainder of the women's health products will likely be transitioned to another party. Orders by LabCorp for other ancillary products are expected to continue through at least the end of 2018, with a potential material reduction in 2019. LabCorp orders for our CF products are expected to continue through at least the end of 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns as of June 30, 2018 would yield a less than 0.5% variance in overall investment return, which would not have a material effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions, and changes in political climate. Accordingly, our future results could be materially adversely impacted by changes in these and other factors.

As of June 30, 2018, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi, Hong Kong dollar and Yen. For example, some fixed asset purchases and certain expenses in our Canadian subsidiary are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. Transactions in our Netherlands, Japanese and Hong Kong subsidiaries are primarily denominated in Euros, Yen and Hong Kong dollars, respectively. The majority of transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange rates on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen, Renminbi and Hong Kong dollar exchange rates. A 10% change in these exchange rates in relation to the U.S. dollar would result in an income statement impact of approximately $1.1 million on foreign currency denominated asset and liability balances as of June 30, 2018. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business, financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies, resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss of approximately $172,000 was included in determining our consolidated results for the quarter ended June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2018 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/18 - 4/30/18	120	$22.18	—	$—
5/1/18 - 5/31/18	—	—	—	—
6/1/18 - 6/30/18	342	29.53	—	—
Total Second Quarter	462	$27.62	—	$—
(1) Total shares purchased are attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Documents

10.1#	Luminex Corporation 2018 Equity Incentive Plan (Previously filed as Annex A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 17, 2018).

10.2#	Form of Restricted Share Award Agreement for Directors for the Luminex Corporation 2018 Equity Incentive Plan.

10.3#	Form of Restricted Share Unit Agreement for Directors for the Luminex Corporation 2018 Equity Incentive Plan.

10.4#	Form of Non-Qualified Stock Option Agreement for the Luminex Corporation 2018 Equity Incentive Plan.

10.5#	Form of Restricted Share Award Agreement for the Luminex Corporation 2018 Equity Incentive Plan.

10.6#	Form of Restricted Share Unit Agreement the Luminex Corporation 2018 Equity Incentive Plan.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2018

LUMINEX CORPORATION

By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)