Form 10-Q
period 2019-03-31
LUMINEX CORP
filed 2019-05-07
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __.

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

None
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
___________________

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☑ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value	LMNX	The Nasdaq Global Select Market

There were 44,977,354 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on May 6, 2019.

LUMINEX CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$61,689	$76,441
Accounts receivable, net	62,652	53,396
Inventories, net	64,027	63,250
Prepaids and other	8,917	9,657
Total current assets	197,285	202,744
Property and equipment, net	65,630	66,288
Intangible assets, net	98,891	105,148
Deferred income taxes	28,334	21,470
Goodwill	118,293	118,127
Right of use assets	23,824	—
Other	11,244	11,398
Total assets	$543,501	$525,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,138	$14,504
Accrued liabilities	22,728	26,772
Deferred revenue - current portion	8,521	10,099
Total current liabilities	49,387	51,375
Deferred revenue	3,038	1,079
Lease liabilities	20,792	—
Other	1,827	5,065
Total liabilities	75,044	57,519
Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 44,120,133 shares at March 31, 2019; 43,899,210 shares at December 31, 2018	44	44
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	366,049	365,349
Accumulated other comprehensive loss	(1,260)	(1,127)
Retained earnings	103,624	103,390
Total stockholders’ equity	468,457	467,656
Total liabilities and stockholders’ equity	$543,501	$525,175

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Revenue	$82,408	$82,662
Cost of revenue	36,601	29,074
Gross profit	45,807	53,588
Operating expenses:
Research and development	15,048	10,326
Selling, general and administrative	31,491	25,830
Amortization of acquired intangible assets	2,852	2,166
Total operating expenses	49,391	38,322
Income (loss) from operations	(3,584)	15,266
Other income, net	60	449
Income (loss) before income taxes	(3,524)	15,715
Income tax benefit (expense)	6,484	(2,318)
Net income	$2,960	$13,397

Net income attributable to common stock holders
Basic	$2,904	$13,192
Diluted	2,904	13,192
Net income per share attributable to common stock holders
Basic	$0.07	$0.30
Diluted	$0.07	$0.30
Weighted-average shares used in computing net income per share
Basic	43,949	43,462
Diluted	44,546	43,633

Dividends declared per share	$0.06	$0.06

Other comprehensive income:
Foreign currency translation adjustments	(133)	392
Other comprehensive income (loss)	(133)	392
Comprehensive income	$2,827	$13,789

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net income	$2,960	$13,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,889	5,893
Stock-based compensation	2,449	1,261
Deferred income tax (benefit) expense	(8,087)	1,453
Loss on sale or disposal of assets	94	—
Other	(242)	31
Changes in operating assets and liabilities:
Accounts receivable, net	(7,342)	5,556
Inventories, net	(486)	(2,735)
Other assets	2,272	(203)
Accounts payable	4,117	320
Accrued liabilities	(10,400)	(11,439)
Deferred revenue	680	422
Net cash (used in) provided by operating activities	(7,096)	13,956
Cash flows from investing activities:
Purchase of property and equipment	(3,823)	(4,068)
Issuance of note receivable	—	(500)
Acquired technology rights	—	(4,000)
Net cash used in investing activities	(3,823)	(8,568)
Cash flows from financing activities:
Proceeds from issuance of common stock	802	1,126
Shares surrendered for tax withholding	(2,072)	(2,003)
Dividends paid	(2,696)	(2,624)
Net cash used in financing activities	(3,966)	(3,501)
Effect of foreign currency exchange rate on cash	133	(344)
Change in cash and cash equivalents	(14,752)	1,543
Cash and cash equivalents, beginning of period	76,441	127,112
Cash and cash equivalents, end of period	$61,689	$128,655

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2018	43,899,210	$44	$365,349	$(1,127)	$103,390	$467,656
Exercise of stock options	16,707	—	298	—	—	298
Issuances of restricted stock, net of shares withheld for taxes	204,216	—	(2,072)	—	—	(2,072)
Stock compensation	—	—	2,449	—	—	2,449
Net income	—	—	—	—	2,960	2,960
Foreign currency translation adjustments	—	—	—	(133)	—	(133)
Dividends	—	—	25	—	(2,726)	(2,701)
Balance at March 31, 2019	44,120,133	$44	$366,049	$(1,260)	$103,624	$468,457

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (cont.)
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

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 10-K).
NOTE 2 — BUSINESS COMBINATIONS

On December 31, 2018, the Company completed its acquisition (the Acquisition) of EMD Millipore Corporation’s flow cytometry portfolio for $75 million, consisting of approximately $69.9 million paid under a Share and Asset Purchase Agreement (the Purchase Agreement) and approximately $5.1 million in committed inventory purchases, both of which are subject to adjustment. A purchase price reconciliation was completed in the quarter ended March 31, 2019 resulting in a decrease of the purchase price by $1.9 million. This adjustment resulted in a revised amount of $68.0 million paid under the Purchase Agreement. The Company financed the acquisition with cash on hand. Luminex acquired 100% of the shares and equity of Amnis Corporation, a Washington corporation (Amnis), a wholly owned subsidiary of EMD Millipore Corporation, a Massachusetts corporation (itself an affiliate of Merck KgaA), and certain other assets owned by other affiliates of Merck KgaA (MilliporeSigma).

The Acquisition expands Luminex’s existing offering of flow-based detection systems, which is centered around its innovative xMAP® multiplexing technology, with more than 16,000 xMAP systems sold worldwide (some of which may be retired or otherwise not in use). MilliporeSigma’s flow cytometry portfolio included Amnis®, a family of imaging flow cytometry products for cell-based analysis, as well as their Guava® and Muse® portfolio of products, which are economical systems based on microcapillary technologies. The purchase price was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. A portion of the goodwill is deductible for tax purposes. The Company recorded approximately $2.7 million of acquisition-related costs during fiscal 2018. The impact of the Acquisition on our liquidity is more fully described under “Liquidity and Capital Resources.”

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed in connection with the Acquisition at December 31, 2018 and adjusted as of March 31, 2019 (in thousands):

Net tangible assets assumed as of December 31, 2018	$8,725
Intangible assets subject to amortization	30,094
Deferred tax liabilities	(3,653)
Goodwill	32,812
Total purchase price	$67,978

The Company is in the process of obtaining third-party valuations of certain intangible assets and finalizing the calculations of the deferred tax assets and liabilities related to the Acquisition; thus the provisional measurement of net tangible assets assumed, intangible assets, deferred tax assets and liabilities and goodwill are subject to change.  Information that existed prior to December 31, 2018 has become available that indicates adjustments are required to the purchase price allocation. Such adjustments have been included in the purchase price allocations retrospectively through revisions to the net tangible assets assumed, fair values of the intangible assets, deferred tax assets and liabilities and resulting goodwill recorded.

NOTE 3 — INVESTMENTS AND OTHER ASSETS

Marketable Securities

The Company determines the appropriate classification of any investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. As of March 31, 2019, the Company had no short or long-term investments, since those funds were used to pay for acquisitions.

Available-for-sale securities consisted of the following as of March 31, 2019 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money market funds	$705	$—	$—	$705
Total current securities	705	—	—	705
Noncurrent:
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$705	$—	$—	$705

Available-for-sale securities consisted of the following as of December 31, 2018 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money market funds	$704	$—	$—	$704
Total current securities	704	—	—	704
Noncurrent:
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$704	$—	$—	$704

There were no proceeds from the sales of available-for-sale securities for the three months ended March 31, 2019 and the year ended December 31, 2018. Realized gains and losses on sales of investments are determined using the specific identification method and are included in other income (expense) in the Condensed Consolidated Statements of Comprehensive Income. There were no available-for-sale debt securities as of March 31, 2019 or December 31, 2018. All of the Company’s available-for-sale securities with gross unrealized losses as of March 31, 2019 had been in a loss position for less than 12 months.

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

In August 2018, the Company exercised its purchase option on a second private company and acquired 100% of its capital stock in a non-cash transaction involving (i) a prior investment of $2.0 million being applied to the purchase option, (ii) the forgiveness and application of a $2.4 million note and related interest receivable to the purchase option and (iii) a tax impact of $0.1 million. This acquisition was accounted for as an asset acquisition rather than a business combination, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, a next generation technology. The Company has recorded the $4.3 million asset acquisition as a defensive, in-process research and development (IP R&D) intangible asset. There were no gains or losses recognized as part of this transaction.

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

These investments do not have readily determinable fair values. Therefore, the Company has elected the measurement alternative for its minority interests and the investments are recorded at cost, less any impairment, including changes resulting from observable price changes. The Company regularly evaluates the carrying value of its investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is less than the investment’s carrying value, the Company will record an impairment charge in Other Income, net in the Consolidated Statements of Comprehensive Income. As of March 31, 2019, the Company has not recorded any impairment charges related to the investments discussed above.

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

Other long-term assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Purchased technology rights (net of accumulated amortization of $7,795 and $7,633 in March 31, 2019 and December 31, 2018, respectively)	$6,491	$6,653
Minority interest investments	2,782	2,782
Other	1,971	1,963
	$11,244	$11,398

For the three months ended March 31, 2019 and 2018, the Company recognized amortization expenses related to the amortization of purchased technology rights of approximately $162,000 and $127,000, respectively.  Future amortization expenses are estimated to be $486,000 in the remaining nine months of 2019, $547,000 in 2020, $515,000 in 2021, $497,000 in 2022, $481,000 in 2023 and $3,965,000 thereafter.

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

	March 31, 2019	December 31, 2018
Parts and supplies	$40,640	$39,873
Work-in-progress	12,740	11,847
Finished goods	10,647	11,530
	$64,027	$63,250

NOTE 5 — FAIR VALUE MEASUREMENT

Accounting Standards Codification (ASC) 820 “Fair Value Measurement” (ASC 820) defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2 or Level 3 measurements for the three-month period ended March 31, 2019.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements as of March 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$705	$—	$—	$705
Minority interest investments	$—	$—	$2,782	$2,782

	Fair Value Measurements as of December 31, 2018 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$704	$—	$—	$704
Minority interest investments	$—	$—	$2,782	$2,782

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

On December 31, 2018, the Company completed the Acquisition. As a result of the Acquisition, the Company recorded approximately $32.8 million of goodwill and $30.1 million of other identifiable intangible assets. The goodwill is derived from expected synergies from combining operations of the Company and the business acquired in connection with the Acquisition. The purchase price allocation is preliminary as the Company’s determination of the fair values of the assets acquired and liabilities assumed is still in progress. A portion of the Company’s goodwill is not expected to be deductible for tax purposes. The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	March 31, 2019	December 31, 2018
Balance at beginning of period	$118,127	$85,481
Flow cytometry acquisition	$166	$32,646
Balance at end of period	$118,293	$118,127

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2018
Balance as of December 31, 2017	$81,385	$19,097	$5,664	$12,982	$119,128
Flow cytometry acquisition	17,084	4,722	4,991	6,703	33,500
Asset acquisition	—	—	—	4,328	4,328
Balance as of December 31, 2018	98,469	23,819	10,655	24,013	156,956
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2017	(34,414)	(7,037)	(1,692)	—	(43,143)
Amortization expense	(6,087)	(1,999)	(579)	—	(8,665)
Accumulated amortization balance as of December 31, 2018	(40,501)	(9,036)	(2,271)	—	(51,808)
Net balance as of December 31, 2018	$57,968	$14,783	$8,384	$24,013	$105,148
Weighted average life (in years)	11	10	10

2019
Balance as of December 31, 2018	$98,469	$23,819	$10,655	$24,013	$156,956
Flow cytometry acquisition purchase price allocation adjustments	(116)	(428)	1,154	(4,016)	(3,406)
Balance as of March 31, 2019	98,353	23,391	11,809	19,997	$153,550
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2018	(40,501)	(9,036)	(2,271)	—	(51,808)
Amortization expense	(1,946)	(606)	(299)	—	(2,851)
Accumulated amortization balance as of March 31, 2019	(42,447)	(9,642)	(2,570)	—	(54,659)
Net balance as of March 31, 2019	$55,906	$13,749	$9,239	$19,997	$98,891
Weighted average life (in years)	10	10	10

The Company currently has three IP R&D projects. The first relates to the development of the next generation VERIGENE® System, VERIGENE II, on which the Company began clinical trials in May 2018. The Company believes the VERIGENE II will launch commercially in 2019. The second is a defensive IP R&D project related to the Company’s next generation xMAP® System, SENSIPLEX™, which the Company believes will launch commercially in 2020. The third relates to the development of the next generation Guava System, acquired as part of the Acquisition (Guava Next Gen System). The fair value of the Guava Next Gen System IP R&D project was determined using the income approach. The discount rate applied to the projected cash flows was 13.0%, which reflects the engineering and technical risks related to the projects. The allocation of the purchase price is preliminary and subject to change, based on the finalization of income tax matters. The Company believes the Guava Next Gen System will launch by the end of 2019. The estimated costs to complete these IP R&D projects are approximately $9.1 million.

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2019 (nine months)	$8,556
2020	11,406
2021	11,048
2022	9,801
2023	9,452
Thereafter	28,631
$78,894

NOTE 7 — OTHER COMPREHENSIVE LOSS

Comprehensive loss represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by, and distributions to shareholders. Other comprehensive loss for the Company includes foreign currency translation adjustments and net unrealized holding gains and losses on available-for-sale investments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency Items	Accumulated Other Comprehensive Loss Items
Balance as of December 31, 2018	$(1,127)	$(1,127)
Other comprehensive loss	(133)	(133)
Net current-period other comprehensive loss	(133)	(133)
Balance as of March 31, 2019	$(1,260)	$(1,260)

There are no tax benefits or expenses related to the other comprehensive loss for the three months ended March 31, 2019.

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income (EPS) is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic:
Net income	$2,960	$13,397
Less: allocation to participating securities	(56)	(205)
Net income attributable to common stockholders	$2,904	$13,192
Weighted average common stock outstanding	43,949	43,462
Net income per share attributable to common stockholders	$0.07	$0.30

Diluted:
Net income	$2,960	$13,397
Less: allocation to participating securities	(56)	(205)
Net income attributable to common stockholders	$2,904	$13,192
Weighted average common stock outstanding	43,949	43,462
Effect of dilutive securities: stock options and awards	597	171
Weighted-average shares used in computing net income per share	44,546	43,633
Net income per share attributable to common stockholders	$0.07	$0.30

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards (RSAs) and stock options to acquire 672,007 and 2,190,395, shares for the three months ended March 31, 2019 and 2018, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

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

NOTE 9 — STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Dividends

On February 8, 2019, the Board of Directors declared cash dividends on the Company’s common stock of $0.06 per share. The dividend declared in February was payable to stockholders of record as of March 21, 2019 and was paid on April 11, 2019. The Company’s current intent is to pay a continuing dividend on a quarterly basis. However, future declarations of dividends are subject to the final determination of the Company’s Board of Directors.

Stock-Based Compensation

The Company’s stock option activity for the three months ended March 31, 2019 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2018	3,323	$19.05
Granted	977	24.43
Exercised	(17)	17.85
Canceled or expired	(320)	21.98
Outstanding at March 31, 2019	3,963	$20.14

The Company had $14.8 million of total unrecognized compensation costs related to stock options at March 31, 2019 that are expected to be recognized over a weighted-average period of 3.02 years.

The Company’s restricted share activity for the three months ended March 31, 2019 is as follows:

Restricted Stock Awards (RSAs)	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2018	724	$20.27
Granted	395	24.24
Vested	(247)	19.34
Cancelled or expired	(10)	21.21
Non-vested at March 31, 2019	862	$22.34

Restricted Stock Units (RSUs)	Shares (in thousands)
Non-vested at December 31, 2018	468
Granted	72
Vested	(45)
Cancelled or expired	(2)
Non-vested at March 31, 2019	493

As of March 31, 2019, there were $20.2 million and $3.4 million of unrecognized compensation costs related to RSAs and RSUs, respectively.  These costs are expected to be recognized over a weighted average-period of 3.09 years for the RSAs and 2.63 years for the RSUs. The Company issues a small number of cash-settled RSUs pursuant to the Company’s equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$460	$410
Research and development	(14)	(337)
Selling, general and administrative	2,027	1,188
Stock-based compensation costs reflected in net income	$2,473	$1,261

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Compensation and employee benefits	$10,024	$18,086
Dividends payable	2,726	2,703
Income and other taxes	886	1,014
Warranty costs	1,746	1,901
Current operating lease liabilities	4,941	—
Other	2,405	3,068
	$22,728	$26,772

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2018	$1,901
Warranty adjustments/settlements	397
Accrual for warranty costs	(552)
Accrued warranty costs as of March 31, 2019	$1,746

NOTE 11 — REVENUE RECOGNITION

On January 1, 2018, the Company adopted the a new standard on revenue recognition, Accounting Standard Codification 606 (the Standard), using the modified retrospective transition method consistent with the guidance issued by the Financial Accounting Standards Board (FASB) in May 2014.  Under this method, the Company applied the guidance retrospectively, only to those contracts which were not completed as of the date of initial application, and recognized the cumulative effect of initially applying the Standard as an adjustment to the opening balance of retained earnings as of January 1, 2018.

The Standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under the Standard, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of the Standard, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of the Standard, the Company assesses the goods or services promised within each contract, identifies the performance obligations and assesses whether each promised good or service is distinct. The Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling price of the promised good or service underlying each performance obligation and recognizes this as revenue when such performance obligation is satisfied.

Contract assets are included within accounts receivables, net and contract liabilities are included in deferred revenue on the Company’s Balance Sheet. The following table presents the opening and closing balances of the Company’s contract assets and liabilities as of March 31, 2019 (in thousands):

	Balance at Beginning of Period	Balance at End of Period
Contract assets:
Unbilled receivables - Royalties	$10,805	$12,004
Contract liabilities - Short-term:
Deferred revenue - Service (1)	$9,476	$7,473
Deferred revenue - Licenses	227	220
Deferred revenue - Instruments	—	315
Deferred revenue - Other	396	513
Total contract liabilities - Short-term	$10,099	$8,521
Contract liabilities - Long-term:
Deferred revenue - Service (1)	$207	$2,220
Deferred revenue - Licenses	872	818
Total contract liabilities - Long-term	$1,079	$3,038

(1) 2019 contract liabilities includes $4.2 million of deferred service revenue ($2.0 million and $2.2 million classified in long-term and short-term liabilities, respectively) which was acquired through the acquisition of EMD Millipore Corporation’s flow cytometry portfolio on December 31, 2018.

During the three months ended March 31, 2019, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the period (in thousands):

Three Months Ended March 31, 2019
Revenue recognized in the period:
Amounts included as contract liabilities at the beginning of the period	$2,287
Performance obligations satisfied in previous periods	-

NOTE 12 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date.  The effective tax rate for the three months ended March 31, 2019 was a benefit of 184%, including amounts recorded for discrete events. This differs from the statutory rate of 21% primarily as a result of a reduction in unrecognized tax benefit liability and the effect of foreign operations.  The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates. The Company currently expects a 2019 full year effective tax rate of 10% to 20%, excluding amounts recorded for discrete events. The Company will be subject to provisions regarding U.S. federal taxation of foreign intangible income and has included in its estimate of income tax the effects of this tax. The Company is utilizing its net operating losses (NOLs) and tax credits in the U.S., Canada and the Netherlands and, therefore, cash taxes to be paid are expected to be less than 10% of book tax expense.

In the first quarter of 2019, U.S. tax legislation was enacted which provided guidance on the U.S. federal transition tax on earnings of foreign subsidiaries and as a result, the Company revised its Earnings and Profits (E&P) calculations for its Canadian subsidiary and recorded discrete income tax expense of $464,000 for the U.S. transition tax.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, Hong Kong, Japan, the Netherlands, and various U.S. states. Due to net operating losses, the U.S., Canadian and Netherlands tax returns dating back to 2015, 2007, and 2013, respectively, can still be reviewed by the taxing authorities. For the three months ended March 31, 2019, the Company recorded a reduction in unrecognized tax benefit liability related to the U.S. transition tax and a related income tax benefit of $6.6 million as a result of a ruling for certain aspects of the E&P calculation of its Canadian subsidiary. The Company does not expect any material changes to the unrecognized tax benefit liability within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to claims, lawsuits and legal proceedings. When it appears probable in management’s judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements.  If only a range of estimated losses can be estimated, we record an amount within the range that, in management’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred.  We recognize costs associated with legal proceedings in the period in which the services were provided.

Leases

We have leased all of our research, manufacturing and office space and have entered into various other agreements in conducting our business. Our leases have remaining lease terms of 1 year to 6 years, and some of our leases include options to extend the leases for up to 10 years, tenant improvement allowances, rent holidays and rent escalation clauses. At inception, we determine whether an agreement represents a lease and at commencement we evaluate each lease agreement to determine whether the lease is an operating or financing lease. As described below under “Note 14 - Recent Accounting Pronouncements - Recently adopted accounting guidance,” the Company adopted the new lease guidance as of January 1, 2019.

Pursuant to the new lease guidance, all of the Company’s leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of the new lease guidance, the Company recorded an operating lease right-of-use asset and an operating lease liability on its balance sheet. Right-of-use lease assets represent the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, we have used an estimated incremental borrowing rate of 5.75%, based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all lease agreements we combine lease and non-lease components. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The components of the lease expense were as follows (in thousands):

Three Months Ended March 31,
2019
Operating lease cost	$2,345

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31,
2019
Lease liabilities arising from obtaining right to use assets
Operating leases recorded upon lease standard adoption	$24,922

Supplemental balance sheet information related to leases was as follows (in thousands):

March 31, 2019
Operating leases:
Operating lease right-of-use assets	$23,824
Operating lease liabilities	$25,733

Weighted Average Remaining Lease Term	4.98 years
Weighted Average Discount Rate	5.75%

Maturities of lease liabilities for the next five fiscal years and thereafter are as follows (in thousands):

Operating Leases
2019 (nine months)	$4,934
2020	6,365
2021	6,067
2022	4,535
2023	3,927
Thereafter	3,888
Total lease payments	29,716
Less: imputed interest	(3,983)
Lease liabilities at March 31, 2019	$25,733

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting guidance

In May 2014, the FASB issued a new standard on revenue recognition, which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the Standard effective January 1, 2018, using the modified retrospective approach. Under this method, the Company recorded a cumulative adjustment increasing retained earnings of $10.6 million before related tax impacts or $8.1 million net of related tax impacts. See Note 11, “Revenue Recognition” for additional discussion related to the Company’s adoption of the Standard. Under the Standard, estimated royalty revenue will be recorded each quarter on an accrual basis to more closely coincide with the timing of the end user sale by the strategic partner; with reconciliation made upon submission of the royalty report by the partner indicating actual royalties owed in the following quarter.  In addition, the Company began recording the portion of reagent rental revenue associated with the recovery of the cost of providing the system and other hardware in reagent rental agreements as system revenue rather than assay revenue effective January 1, 2018. This change has not and is not expected to have any impact on top line revenue and the Company does not anticipate any material effects to its revenue categorization.

In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. On January 1, 2019, the Company elected to adopt this new lease guidance using a simplified transition option that allows companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
The Company also elected to adopt the package of practical expedients permitted in the new lease guidance. Accordingly, the Company is continuing to account for its existing operating leases as operating leases under the new lease guidance, without reassessing whether the contracts contain a lease under the new lease guidance or whether classification of the operating leases would be different under the new lease guidance. All of our leases at the adoption date were operating leases, primarily for facilities, and did not include any non-lease components.

With the implementation of the new lease standard, the Company recognized right-to-use assets of $24.9 million, lease liabilities for operating leases of approximately $26.8 million, and eliminated deferred rent of $1.9 million. The Company did not have a cumulative adjustment impacting retained earnings. There are no changes to our previously reported results prior to January 1, 2019. Lease expense is not expected to change materially as a result of the adoption of the new lease standard.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 10-K).

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, products including ARIES®, VERIGENE®, NxTAG®, Muse®, Guava®, easyCyte™, InCyte™, Amnis®, ImageStream®, FlowSight® and CellStream®, assay sales, consumable sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, regulatory approvals or the impact of laws or regulations applicable to us, plans and objectives of management for future operations, and impact of prior acquisitions or future acquisitions, integration and the expected benefit of our acquisitions are all forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•
concentration of our revenue in a limited number of direct customers and strategic partners, some of whom may experience decreased demand for their products utilizing or incorporating our technology, budget or finance constraints in the current economic environment, or periodic variability in their purchasing patterns or practices as a result of internal resource planning challenges;

•	risks and uncertainties relating to market demand and acceptance of our products and technologies, including ARIES®, MultiCode®, NxTAG®, xMAP®, VERIGENE®, Muse®, Guava®, and Amnis® products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	our ability to obtain and enforce intellectual property protections on our products and technologies;

•	the impact on our growth and future results of operations with respect to the loss of the LabCorp women’s health business;

•	our ability to successfully launch new products in a timely manner;

•	dependence on strategic partners for development, commercialization and distribution of products;

•	risks and uncertainties associated with implementing our acquisition strategy, and our challenge to identify acquisition targets, including our ability to obtain financing on acceptable terms;

•
our ability to integrate acquired companies or selected assets, including the flow cytometry assets recently acquired from EMD Millipore, into our consolidated business operations, and the ability to fully realize the benefits of our acquisitions;

•	timing of and process for regulatory approvals;

•	competition and competitive technologies utilized by our competitors;

•
fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, fluctuations in bulk purchases of consumables, fluctuations in product mix and the seasonal nature of some of our assays;

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

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict.  Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2018 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report including in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

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

Multiplexing, the foundation of our Company, allows the end user in a laboratory to generate multiple laboratory results from a single sample with a single assay. This is important because our end user customers, which include laboratory professionals performing discovery and research, and clinical laboratories performing tests on patients as ordered by physicians and other laboratories, have a fundamental need to perform high quality testing as efficiently as possible. Until the availability of multiplexing technology, the laboratory professional had to perform one assay at a time in a sequential manner, and if additional testing was required on a sample, a second assay would be performed to generate the second result, and so on until all the necessary tests were performed.

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

xMAP technology has been designed to simultaneously perform up to 500 distinct assays in a single tube or well of a microtiter plate using only a small amount of sample. Moreover, unlike most existing technologies that are dedicated to only one type of assay, xMAP can perform multiple types of assays including enzymatic, genetic and immunologic tests on the same instrument platform.

•	Flexibility/scalability

xMAP technology allows for flexibility in customizing test panels. Panels can be modified to include new assays in the same tube by adding additional microsphere sets. It is also scalable, meaning that there is no change in the manufacturing process and only minimal changes to the labor required to produce a small or large number of microsphere-based tests.

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

By performing multiple assays at one time, xMAP technology is designed to be cost-effective for customers compared to competitive techniques such as ELISA and real-time PCR. By analyzing only those assays in which a customer is interested, xMAP is also more cost-effective than most competing microarray technologies. In addition, microsphere-based assays are inexpensive compared to other technologies, such as chip-based microarrays.

Two types of microspheres, polystyrene microspheres and polystyrene magnetic microspheres, are both fundamental components of our xMAP technology. We purchase and manufacture microspheres and, in a proprietary process, dye them with varying intensities of proprietary dyes to achieve up to 500 distinct colors. The specific dye proportions permit each color-coded microsphere to be readily identified based on its distinctive fluorescent signature. Our customers create assays by attaching different biochemical reactants to each distinctly colored microsphere set. These unique reactants bind, or capture, specific substances present in the test sample. The microsphere sets can then be combined in test panels as required by the user, with a maximum of 500 tests per panel. Customers can order either standard microspheres or magnetic microspheres.

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

Our Amnis/Guava® Technologies

We recently acquired EMD Millipore Corporation’s flow cytometry portfolio (the Acquisition) on December 31, 2018, including the Amnis® and Guava® Technologies. Amnis Systems are a family of imaging flow cytometry products for cell-based analysis. With the proprietary Amnis® charge-coupled device detection and time-delayed integration (CCD-TDI) technology, the CellStream® provides fluorescence and small particle sensitivity in a highly customizable flow cytometer. FlowSight® and ImageStream® imaging flow cytometers combine the speed and sensitivity of flow cytometry with the functional detail and spatial information of microscopy. The Guava® portfolio of products, which are versatile, easy-to-use cytometry systems based on microcapillary fluidics technology, include the Muse® Cell Analyzer, a simple, compact, and affordable system for absolute cell counting, viability, and basic cell health analyses, and the Guava easyCyte™ System, a versatile benchtop platform for additional, multi-dimensional cell health and biological assessments.

The Acquisition expanded Luminex’s existing offering of flow-based detection systems, which is centered around our innovative xMAP® multiplexing technology, with more than 16,000 xMAP systems sold worldwide (some of which may be retired or otherwise not in use). The results of operations for the Acquisition have been included in Luminex’s consolidated financial statements beginning January 1, 2019.

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

We have multiple assay development activities ongoing and these activities are focused in the areas of infectious disease, human genetics and pharmacogenomics.

Our ARIES® Technology

The ARIES® System is our sample-to-answer platform for our MultiCode®-RTx technology, including In Vitro Diagnostic (IVD) assays. The ARIES® System is a clinical test system which automates and integrates extraction of nucleic acid from a clinical sample, performs real-time PCR, and detects multiple signals generated by target-specific probes. The ARIES® System is used with specific assays to measure multiple analytes indicative of infectious disease. The ARIES® System uses internal barcode scanning and other advanced features to minimize operator errors. Each independent module supports from one to six cassettes, allowing for both STAT and batch testing. The ARIES® System can run both IVD and MultiCode® Analyte Specific Reagents (ASRs) simultaneously with a common Universal Assay Protocol.

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

As of March 31, 2019, Luminex had 73 strategic partners, of which 52 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology. Luminex and these partners have sold approximately 16,000 xMAP-based instruments in laboratories worldwide as of March 31, 2019 (some of which may be retired or otherwise not in use). Our remaining LTG customers are in various stages of development and commercialization of products incorporating our technology.

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

The following systems and assays are available on the market as of March 31, 2019:

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

First Quarter 2019 Highlights

•	Total sample-to-answer revenue growth increased 16% for the quarter ended March 31, 2019 over the first quarter of 2018.

•	Royalty bearing sales on base end user sales increased approximately 10% to $149.0 million for the quarter ended March 31, 2019 over the first quarter of 2018.

•	Royalty revenue was $14.2 million for the quarter ended March 31, 2019, representing a 16% increase over royalty revenue for the first quarter of 2018.

•	Integration of the Acquisition is underway and on track to be substantially complete by July 2019.

•	Reached an agreement with LabCorp whereby LabCorp has agreed to extend its commitment to our CF product line through December 31, 2021.

2018 Acquisition of EMD Millipore Corporation’s flow cytometry portfolio

On December 31, 2018, we completed our acquisition of EMD Millipore Corporation’s flow cytometry portfolio. The Acquisition expands Luminex’s existing offering of flow-based detection systems, which is centered around our innovative xMAP® multiplexing technology, with more than 16,000 xMAP systems sold worldwide (some of which may be retired or otherwise not in use). MilliporeSigma’s flow cytometry portfolio includes Amnis, a family of imaging flow cytometry products for cell-based analysis, as well as the Guava and Muse portfolio of products, which are economical systems based on microcapillary technologies. The results of operations for the Acquisition have been included in Luminex’s consolidated financial statements beginning January 1, 2019.

As we integrate the Acquisition in our systems and processes, we expect the gross margins on the acquired portfolio to negatively impact our consolidated gross margins; however, we expect synergies realized from the Acquisition, increased sales volumes and commercialization of the next generation Guava System to increase these gross margins in the long-term.

Material Customer Activity

As previously stated into our recent annual and quarterly filings, LabCorp has elected to develop the next iteration of its women’s health products with another party and has indicated its intention to cease purchasing CF products from us. While LabCorp extended its CF purchases through 2021, we have experienced the loss of the women’s health business and certain other products traditionally sold to LabCorp. This loss could have a material adverse effect on our growth and future results of operations if we are unable to effectively attract new customers and/or increase our sales with existing customers. During 2019, we expect a reduction of revenue from LabCorp of approximately $35 million as compared to fiscal 2018, of which $11 million was realized in the three months ended March 31, 2019.

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

Management believes there have been no significant changes during the quarter ended March 31, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 10-K, with the exception of the adoption of the new lease standard in the first quarter of 2019, which is described in Note 13 - Commitments and Contingencies and Note 14 - Recent Accounting Pronouncements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Selected consolidated financial data for the three months ended March 31, 2019 and 2018 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Variance	Variance (%)
	(dollars in thousands)
Revenue	$82,408	$82,662	$(254)	—%
Gross profit	$45,807	$53,588	$(7,781)	(15)%
Gross margin percentage	56%	65%	(9)%	N/A
Operating expenses	$49,391	$38,322	$11,069	29%
Income from operations	$(3,584)	$15,266	$(18,850)	(123)%
Net income	$2,960	$13,397	$(10,437)	(78)%

Total revenue was $82.4 million for the three months ended March 31, 2019, down slightly from $82.7 million for the comparable period in 2018. The Company experienced a decrease in our non-automated assay revenue, mainly attributable to the decrease in LabCorp sales. These decreases were largely offset by the addition of our newly acquired flow cytometry business, which comprised 14% of total revenue in the first quarter of 2019, as well as increases in our automated assay revenue. Non-automated assay revenue comprised 48% of total assay revenue for the three months ended March 31, 2019 compared to 68% for the comparable period in 2018. Automated assay revenue, which consists of VERIGENE and ARIES® assays, grew 15% to more than $17.1 million for the three months ended March 31, 2019 from the comparable period in 2018.

The following table presents our revenues disaggregated by revenue source for the three months ended March 31, 2019 and 2018 as follows:

	Three Months Ended March 31,
	2019	2018	Variance	Variance (%)
	(dollars in thousands)
System sales	$15,671	$7,931	$7,740	98%
Consumable sales	10,724	11,872	(1,148)	(10)%
Royalty revenue	14,170	12,239	1,931	16%
Assay revenue	34,813	45,841	(11,028)	(24)%
Service revenue	5,394	2,878	2,516	87%
Other revenue	1,636	1,901	(265)	(14)%
	$82,408	$82,662	$(254)	—%

We continue to have revenue concentration in a limited number of customers. Five customers accounted for 30% of total revenue in the first quarter of 2019, down from 44% in the first quarter of 2018. In particular, our two largest customers by revenue accounted for 18% of 2019 first quarter revenue (12% and 6%, respectively), a decrease from 32% of 2018 first quarter revenue (13% and 19%, respectively). This decrease is mainly attributable to the reduction of LabCorp sales and we anticipate this trend to continue as discussed above under “Material Customer Activity.” No other customer accounted for more than 5% of first quarter total revenue in 2019 or 2018.

Revenue from the sale of systems and peripheral components increased 98% to $15.7 million for the three months ended March 31, 2019, from $7.9 million for the three months ended March 31, 2018, primarily the result of the Acquisition, which contributed more than $8.0 million of revenue in the three months ended March 31, 2019. This was partially offset by lower system placements and a change in sales mix of multiplexing analyzers, with higher sales of MAGPIX and lower sales of Luminex 100/200 and FLEXMAP 3D systems. We sold 210 multiplexing analyzers in the three months ended March 31, 2019, as compared to 218 multiplexing analyzers sold in the comparable period in 2018, bringing total multiplexing analyzer shipments since inception to more than 16,000 as of March 31, 2019, some of which may be retired or otherwise not in use. For the three months ended March 31, 2019, our five highest selling partners accounted for 166 systems, or 79%, of total multiplexing analyzers sold, whereas, our five highest selling partners in the comparable period in 2018 accounted for 185, or 85%, of total multiplexing analyzers sold.

Consumable sales, comprised of microspheres and sheath fluid, decreased $1.1 million to $10.7 million in the three months ended March 31, 2019 from $11.9 million in March 31, 2018. During the first quarter of 2019, we had 14 bulk purchases of consumables totaling approximately $7.5 million (70% of total consumable revenue), ranging from $0.1 million to $3.0 million, as compared with 18 bulk purchases totaling approximately $8.9 million (75% of total consumable revenue) in the comparable period in 2018. The decrease in bulk purchases in the first quarter of 2019 was the primary driver of the decrease in consumable revenue from the prior year quarter. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty-bearing sales accounted for $6.8 million, or 63%, of consumable sales for the three months ended March 31, 2019 compared to $8.7 million, or 73%, of the total consumable sales for the three months ended March 31, 2018.

Royalty revenue, which results from our partners selling products or testing services that incorporate our technology, increased 16% to $14.2 million for the three months ended March 31, 2019, from $12.2 million for the three months ended March 31, 2018. This increase was primarily the result of higher base royalties of $1.2 million and a favorable mix of average royalty rates, which we believe was mainly the result of menu expansion and increased utilization of our partners’ assays on our technology. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue decreased 24% to $34.8 million for the three months ended March 31, 2019, from $45.8 million for the three months ended March 31, 2018, primarily attributable to the anticipated decline in LabCorp sales. Excluding this impact, assay revenue remained at prior year levels and included a modest increase due to the Acquisition in the first quarter of 2019. Our sample-to-answer assay revenue, which consists of VERIGENE and ARIES® assay sales, grew 15%, in spite of a lighter respiratory season, to $17.1 million for the three months ended March 31, 2019, from $14.9 million on March 31, 2018. These increases were offset by reductions in our non-automated testing assays, which decreased by 46%, driven mainly by the reduction in LabCorp’s sales of approximately $11.0 million to $4.0 million in the three months ended March 31, 2019, from $15.0 million in the three months ended March 31, 2018. Our largest customer, by revenue, accounted for 13% of total assay revenue for the three months ended March 31, 2019 compared to 34% for the three months ended March 31, 2018. No other customer accounted for more than 5% of total assay revenue during those periods. As discussed above under “Material Customer Activity” and previously disclosed in our prior quarterly reports, our largest assay customer, LabCorp, has developed the next iteration of their women’s health portfolio with another party, which negatively impacted our assay revenue in 2018 and is expected to continue to negatively impact our assay revenue through the first half of 2019.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 87% to $5.4 million during the three months ended March 31, 2019, from $2.9 million in the three months ended March 31, 2018. This increase was primarily driven by the Acquisition, which contributed more than $2.0 million of service revenue in the first quarter of 2019. Absent the impact of the Acquisition, service revenue increased 11% for the three months ended March 31, 2019 from the comparable period in 2018, primarily driven by an increase in the number of systems covered under extended service agreements. On March 31, 2019, we had approximately 2,500 Luminex systems covered under extended service agreements and $5.5 million in deferred revenue related to those contracts. On March 31, 2018, we had approximately 2,000 Luminex systems covered under extended service agreements and $5.1 million in deferred revenue related to those contracts. On a consolidated basis, including approximately 1,000 flow cytometry systems covered under extended service agreements gained through the Acquisition, total deferred revenue was $10.5 million for the three months ended March 31, 2019.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments and revenue from agreements with U.S. government agencies, decreased to $1.6 million for the three months ended March 31, 2019 compared to $1.9 million for the three months ended March 31, 2018, primarily driven by an increase in amounts paid towards global purchasing organizations, which are accounted for as a reduction in revenue.

Gross Profit. Gross profit decreased to $45.8 million for the three months ended March 31, 2019, as compared to $53.6 million for the three months ended March 31, 2018. Gross margin (gross profit as a percentage of total revenue) decreased to 56% for the three months ended March 31, 2019, from 65% for the three months ended March 31, 2018. This decrease in gross margin was primarily attributable to: (i) the decline in LabCorp’s assay purchases, which typically carry a higher gross margin, (ii) the absorption of the Acquisition and the related acquisition accounting adjustments, which included additional expenses of $1.1 million for the step-up in inventory to fair value, and $0.2 million of lower revenue for the purchase accounting of the acquired deferred service revenue in the three months ended March 31, 2019, and (iii) the increase in sample-to-answer assay revenue, which historically carries a lower gross margin, as a percent of total revenue. These impacts were partially offset by a favorable change in sales mix from higher royalty revenue, and modest margin improvements in systems and consumable products. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue. Our acquired flow cytometry margins were approximately 35% for the three months ended March 31, 2019. However, we expect these margins should improve significantly in the balance of the year, as the related acquisition accounting adjustments mentioned above and one-time integration costs will not recur.

Research and Development Expense. Research and development expense increased to $15.0 million, or 18% of total revenue, for the three months ended March 31, 2019, from $10.3 million, or 12% of total revenue, in the comparable period in 2018. The increase in research and development expenses reflects the addition of the acquired flow cytometry personnel and related expenses, higher direct material expenses driven primarily by the VERIGENE II assay development, and development of the SENSIPLEX and the Guava Next Gen systems. Research and development headcount as of March 31, 2019 was 228, including 29 flow cytometry employees, as compared to 178 as of March 31, 2018. The focus of our research and developments activities is the development and commercialization of the VERIGENE II, and associated assays, the development of the SENSIPLEX, and the development of the Guava Next Gen system.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $31.5 million for the three months ended March 31, 2019, from $25.8 million for the comparable period in 2018. The increase was primarily attributable to the addition of the acquired flow cytometry expenses, in addition to higher personnel, as a result of merit increases, and stock compensation expense in the current quarter. Selling, general and administrative headcount at March 31, 2019 was 452, including 66 flow cytometry employees, as compared to 360 on March 31, 2018. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 38% for the three months ended March 31, 2019, up from 31% in the comparable period in 2018.

Other Income, net. We received a nonrecurring dividend payment of $0.4 million from one of our cost-method investments in the three months ended March 31, 2018 that did not recur in 2019.

Income taxes. Our effective tax rate for the three months ended March 31, 2019 was 184%, reflecting a $6.5 million benefit, as compared to an expense of 15%, or $2.3 million, for the three months ended March 31, 2018. The 184% benefit includes a $6.6 million discrete item from the first quarter of 2019, for a reduction in unrecognized tax benefits related to the U.S. transition tax as a result of an IRS ruling for certain aspects of the calculation of our Canadian subsidiary’s earnings. Absent significant discrete items, we expect our consolidated full year effective tax rate to be 10% to 20%. We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$61,689	$76,441

On March 31, 2019, we held cash and cash equivalents of $61.7 million and had working capital of $147.9 million. On December 31, 2018, we held cash and cash equivalents of $76.4 million and had working capital of $151.4 million.  Cash, and cash equivalents decreased by $14.8 million during the three months ended March 31, 2019.  The decrease in cash and cash equivalents from the prior year is primarily attributable to the decrease in accrued liabilities due to annual payments made, purchases of property, plant and equipment of $3.8 million and dividends of $2.7 million.

We have funded our operations to date primarily through cash generated from operations and the issuance of equity securities (in conjunction with an initial public offering in 2000, subsequent option exercises, and our follow-on public offering in 2008). Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including non-government sponsored debt securities. We do not have any investments in asset-backed commercial paper, auction rate securities, or mortgage-backed or sub-prime style investments.

Cash used in operations, investing and financing activities was $7.1 million, $3.8 million and $4.0 million, respectively for the three months ended March 31, 2019.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technology, costs associated with strategic acquisitions including acquisition and integration costs and assumed liabilities, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2020.

Our short-term projects that are expected to require significant capital to complete are development of the next generation xMAP System, SENSIPLEX, our current in-process research and development of the next generation VERIGENE System, VERIGENE II, on which we began clinical trials in May 2018 and our in-process research and development of the Guava Next Gen System. We believe SENSIPLEX, VERIGENE II and Guava Next Gen will launch commercially in 2020, 2019 and 2019, respectively. The estimated aggregate cost to complete these projects, including completion of development of the systems, cartridge, software and the initial assay, validation, verification, clinical trials and regulatory submission, is approximately $9.1 million and is included in our research and development budget for 2019 and 2020. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Additionally, we could incur quarterly losses over the next several quarters but expect to return to profitability and growth by the end of 2019. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners’ consumable purchasing patterns; (iv) execution of partnership agreements that include significant up-front license fees; (v) execution of our stock repurchase and dividend programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the “Safe Harbor Cautionary Statement” included in this report and the risk factors in the 2018 10-K and our other filings with the SEC.

In February 2017, the Board of Directors initiated a cash dividend program to pay a regular quarterly cash dividend. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws and corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends are in the best interests of stockholders and are in compliance with applicable laws and agreements of the Company. On February 8, 2019, we announced for the ninth consecutive quarter that our Board declared a quarterly cash dividend of $0.06 per share of common stock which was paid to shareholders of record as of the close of business on March 21, 2019 on April 11, 2019.

As previously stated in our recent annual and quarterly filings, LabCorp has elected to develop the next iteration of its women’s health products with another party and has indicated its intention to cease purchasing CF products from us. While LabCorp extended its CF purchases through 2021, we have experienced the loss of the women’s health and certain other products traditionally sold to LabCorp. This loss could have a material adverse effect on our growth and future results of operations if we are unable to effectively attract new customers and/or increase our sales with existing customers. During 2019, we expect a reduction of revenue from LabCorp of approximately $35 million as compared to fiscal 2018, of which $11 million has been realized in three months ended March 31, 2019.

We hold cash and cash equivalents at various foreign subsidiaries.  As a result of reductions to the U.S. taxation of dividends from foreign subsidiaries under the Tax Cuts and Jobs Act and continued profitability of our Canadian subsidiary, in future years we may repatriate earnings of our Canadian subsidiary. The cash and cash equivalents held by this subsidiary may be more readily available to meet domestic cash requirements in the next year, but will continue to be subject to foreign withholding tax that would be incurred upon repatriation. We anticipate that cash and cash equivalents held by all other foreign subsidiaries will continue to be permanently reinvested and may not be readily available to meet domestic cash requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at March 31, 2019 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions and changes in political climate.  Accordingly, our future results could be materially and adversely impacted by changes in these and other factors.

As of March 31, 2019, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi and Yen. For example, some fixed asset purchases and certain expenses are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen and Renminbi exchange rates. A 10% change in all of these exchange rates in relation to the U.S. dollar would result in a statement of comprehensive income impact of approximately $2.1 million on foreign currency denominated asset and liability balances as of March 31, 2019. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss of $190,000 was included in determining our consolidated results for the year ended March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

We are in the process of integrating the Acquisition into our system of internal controls over financial reporting. Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

When and if it appears probable in management’s judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements. If only a range of estimated losses can be estimated, we record an amount within the range that, in management’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred. We recognize costs associated with legal proceedings in the period in which the services were provided. No material legal proceedings are known to be pending as of March 31, 2019.

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of the 2018 10-K. There have been no material changes from the risk factors previously disclosed in the 2018 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the first quarter of 2019 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2019 - 1/31/2019	—	$—	—	$—
2/1/2019 - 2/28/2019	—	—	—	—
3/1/2019 - 3/31/2019	69,541	24.18	—	—
Total First Quarter	69,541	$24.18	—	$—
(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION
Date: May 7, 2019    By:  /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)