Form 10-Q
period 2019-06-30
LUMINEX CORP
filed 2019-08-01
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	June 30, 2019	or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __.

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	000-30109	74-2747608
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

12212 Technology Blvd.,	Austin,	Texas	78727
(Address of principal executive offices)			(Zip Code)

(512)	219-8020
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

There were 45,047,039 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on July 31, 2019.

LUMINEX CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$63,325	$76,441
Accounts receivable, net	59,293	53,396
Inventories, net	69,520	63,250
Prepaids and other	10,130	9,657
Total current assets	202,268	202,744
Property and equipment, net	66,583	66,288
Intangible assets, net	96,039	105,148
Deferred income taxes	28,930	21,470
Goodwill	118,293	118,127
Right of use assets	22,886	—
Other	9,700	11,398
Total assets	$544,699	$525,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,017	$14,504
Accrued liabilities	26,159	26,772
Deferred revenue - current portion	8,974	10,099
Total current liabilities	54,150	51,375
Deferred revenue	2,956	1,079
Lease liabilities	19,759	—
Other long-term liabilities	1,840	5,065
Total liabilities	78,705	57,519
Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 44,213,358 shares at June 30, 2019; 43,899,210 shares at December 31, 2018	44	44
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	371,158	365,349
Accumulated other comprehensive loss	(1,169)	(1,127)
Retained earnings	95,961	103,390
Total stockholders’ equity	465,994	467,656
Total liabilities and stockholders’ equity	$544,699	$525,175

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenue	$83,056	$79,578	$165,464	$162,240
Cost of revenue	37,829	30,272	74,430	59,346
Gross profit	45,227	49,306	91,034	102,894
Operating expenses:
Research and development	14,985	11,672	30,033	21,998
Selling, general and administrative	33,146	27,610	64,637	53,440
Amortization of acquired intangible assets	2,852	2,166	5,704	4,332
Total operating expenses	50,983	41,448	100,374	79,770
Income (loss) from operations	(5,756)	7,858	(9,340)	23,124
Other income (expense), net	(158)	8	(98)	457
Income (loss) before income taxes	(5,914)	7,866	(9,438)	23,581
Income tax benefit (expense)	983	(2,197)	7,467	(4,515)
Net income (loss)	$(4,931)	$5,669	$(1,971)	$19,066

Net income (loss) attributable to common stock holders
Basic	$(4,896)	$5,571	$(1,973)	$18,741
Diluted	(4,897)	5,571	(1,974)	18,742
Net income (loss) per share attributable to common stock holders
Basic	$(0.11)	$0.13	$(0.04)	$0.43
Diluted	$(0.11)	$0.13	$(0.04)	$0.43
Weighted-average shares used in computing net income per share
Basic	44,157	43,734	44,054	43,599
Diluted	44,157	44,246	44,054	43,871

Dividends declared per share	$0.06	$0.06	$0.12	$0.12

Other comprehensive income:
Foreign currency translation adjustments	91	(711)	(42)	(319)
Other comprehensive income (loss)	91	(711)	(42)	(319)
Comprehensive income (loss)	$(4,840)	$4,958	$(2,013)	$18,747

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,931)	$5,669	$(1,971)	$19,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,104	6,130	13,993	12,023
Stock-based compensation	3,630	3,547	6,079	4,808
Deferred income tax (benefit) expense	(567)	2,308	(8,654)	3,761
Loss on sale or disposal of assets	78	111	172	111
Other	221	(1,158)	(21)	(1,127)
Changes in operating assets and liabilities:
Accounts receivable, net	1,446	(503)	(5,896)	5,053
Inventories, net	(5,498)	133	(5,985)	(2,602)
Other assets	1,133	(353)	3,403	(556)
Accounts payable	52	(1,981)	4,169	(1,661)
Accrued liabilities	2,844	3,366	(7,556)	(8,073)
Deferred revenue	370	231	1,050	653
Net cash provided by (used in) operating activities	5,882	17,500	(1,217)	31,456
Cash flows from investing activities:
Purchase of property and equipment	(4,299)	(4,968)	(8,122)	(9,036)
Proceeds from business acquisition consideration, net of cash acquired	1,915	—	1,915	—
Issuance of note receivable	—	(500)	—	(1,000)
Purchase of cost method investment	—	(1,782)	—	(1,782)
Acquired technology rights	—	—	—	(4,000)
Net cash used in investing activities	(2,384)	(7,250)	(6,207)	(15,818)
Cash flows from financing activities:
Proceeds from issuance of common stock	983	2,290	1,786	3,416
Shares surrendered for tax withholding	(13)	(13)	(2,085)	(2,016)
Dividends paid	(2,699)	(2,678)	(5,395)	(5,302)
Net cash used in financing activities	(1,729)	(401)	(5,694)	(3,902)
Effect of foreign currency exchange rate on cash	(133)	492	2	148
Change in cash and cash equivalents	1,636	10,341	(13,116)	11,884
Cash and cash equivalents, beginning of period	61,689	128,655	76,441	127,112
Cash and cash equivalents, end of period	$63,325	$138,996	$63,325	$138,996

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2018	43,899,210	$44	$365,349	$(1,127)	$103,390	$467,656
Exercise of stock options	16,707	—	298	—	—	298
Issuances of restricted stock, net of shares withheld for taxes	204,216	—	(2,072)	—	—	(2,072)
Stock compensation	—	—	2,449	—	—	2,449
Net income	—	—	—	—	2,960	2,960
Foreign currency translation adjustments	—	—	—	(133)	—	(133)
Dividends	—	—	25	—	(2,726)	(2,701)
Balance at March 31, 2019	44,120,133	$44	$366,049	$(1,260)	$103,624	$468,457
Exercise of stock options	28,327	—	499	—	—	499
Issuances of restricted stock, net of shares withheld for taxes	11,033	—	(13)	—	—	(13)
Stock compensation	—	—	3,630	—	—	3,630
Issuance of common shares under ESPP	53,865	—	966	—	—	966
Net income (loss)	—	—	—	—	(4,931)	(4,931)
Foreign currency translation adjustments	—	—	—	91	—	91
Dividends	—	—	27	—	(2,732)	(2,705)
Balance at June 30, 2019	44,213,358	$44	$371,158	$(1,169)	$95,961	$465,994

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

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 10-K).

NOTE 2 — BUSINESS COMBINATIONS

On December 31, 2018, the Company completed its acquisition (the Acquisition) of EMD Millipore Corporation’s flow cytometry portfolio for $75 million, consisting of approximately $69.9 million paid under a Share and Asset Purchase Agreement (the Purchase Agreement) and approximately $5.1 million in committed inventory purchases, both of which are subject to adjustment. A purchase price reconciliation was completed in the quarter ended March 31, 2019 resulting in a decrease of the purchase price by $1.9 million. This adjustment resulted in a revised amount of $68.0 million paid under the Purchase Agreement. We expect to complete the committed inventory purchases in the third quarter of 2019. The Company financed the Acquisition with cash on hand. Luminex acquired 100% of the shares and equity of Amnis Corporation, a Washington corporation (Amnis), a wholly owned subsidiary of EMD Millipore Corporation, a Massachusetts corporation (itself an affiliate of Merck KgaA), and certain other assets owned by other affiliates of Merck KgaA (MilliporeSigma).

The Acquisition expands Luminex’s existing offering of flow-based detection systems, which is centered around its innovative xMAP® multiplexing technology, with more than 16,400 xMAP systems sold worldwide (some of which may be retired or otherwise not in use). MilliporeSigma’s flow cytometry portfolio included Amnis®, a family of imaging flow cytometry products for cell-based analysis, as well as their Guava® and Muse® portfolio of products, which are economical systems based on microcapillary technologies. The purchase price was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. A portion of the goodwill is deductible for tax purposes. The Company recorded approximately $2.7 million of acquisition-related costs during fiscal 2018. The impact of the Acquisition on our liquidity, and the Company’s committed inventory purchases is more fully described under “Liquidity and Capital Resources.”

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed in connection with the Acquisition at December 31, 2018 and adjusted as of June 30, 2019 (in thousands):

Net tangible assets assumed as of December 31, 2018	$8,725
Intangible assets subject to amortization	30,094
Deferred tax liabilities	(3,653)
Goodwill	32,812
Total purchase price	$67,978

The Company is in the process of finalizing the calculations of the deferred tax assets and liabilities related to the Acquisition; thus the provisional measurement of deferred tax assets and liabilities and goodwill are subject to change. Information that existed prior to December 31, 2018 has become available that indicates adjustments are required to the purchase price allocation. Such adjustments have been included in the purchase price allocations retrospectively through revisions to the net tangible assets assumed, fair values of the intangible assets, deferred tax assets and liabilities and resulting goodwill recorded.

NOTE 3 — INVESTMENTS AND OTHER ASSETS

Marketable Securities

The Company determines the appropriate classification of any investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. As of June 30, 2019, the Company had no short or long-term investments, since those funds were used to pay for acquisitions.

Available-for-sale securities consisted of the following as of June 30, 2019 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money market funds	$706	$—	$—	$706
Total current securities	706	—	—	706
Noncurrent:
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$706	$—	$—	$706

Available-for-sale securities consisted of the following as of December 31, 2018 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money market funds	$704	$—	$—	$704
Total current securities	704	—	—	704
Noncurrent:
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$704	$—	$—	$704

There were no proceeds from the sales of available-for-sale securities for the three and six months ended June 30, 2019 and the year ended December 31, 2018. Realized gains and losses on sales of investments are determined using the specific identification method and are included in other income (expense) in the Condensed Consolidated Statements of Comprehensive Income. There were no available-for-sale debt securities as of June 30, 2019 or December 31, 2018. All of the Company’s available-for-sale securities with gross unrealized losses as of June 30, 2019 had been in a loss position for less than 12 months.

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

The Company owns a minority interest in another private company based in the U.S. through its initial investment of $1.0 million in the third quarter of 2012. We have been informed that this private company will be dissolving and ceasing operations in the short-term and that Luminex can expect to have the majority of its investment returned, although we cannot be certain of this. We recorded an impairment of $160,000 in Other income, net in the Consolidated Statements of Comprehensive Income during the second quarter of 2019 based upon these circumstances and communication from this private company. This minority interest is included at cost in other short-term assets on the Company’s Consolidated Balance Sheets as the Company does not have significant influence over the investee, as the Company owns less than 20% of the voting equity and the investee is not publicly traded.

These investments do not have readily determinable fair values. Therefore, the Company has elected the measurement alternative for its minority interests and the investments are recorded at cost, less any impairment, including changes resulting from observable price changes. The Company regularly evaluates the carrying value of its investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is less than the investment’s carrying value, the Company will record an impairment charge in Other income, net in the Consolidated Statements of Comprehensive Income. Other than the $160,000 impairment in the second quarter of 2019 discussed above, the Company has not recorded any impairment charges related to these non-marketable investments,

As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, the determination of fair value of its investments is classified within Level 3 of the fair value hierarchy. See Note 5 - Fair Value Measurement to our Condensed Consolidated Financial Statements for further information on the fair value hierarchy and the three classification levels. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, an investment’s fair value is not estimated as there are no identified events or changes in the circumstances. There have been no unrealized gains or losses related to these Level 3 minority interest investments.

Other long-term assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Purchased technology rights (net of accumulated amortization of $7,957 and $7,633 in June 30, 2019 and December 31, 2018, respectively)	$6,329	$6,653
Minority interest investments	1,782	2,782
Other	1,589	1,963
	$9,700	$11,398

For the six months ended June 30, 2019 and 2018, the Company recognized amortization expenses related to the amortization of purchased technology rights of approximately $324,000 and $293,000, respectively.  Future amortization expenses are estimated to be $324,000 in the remaining six months of 2019, $547,000 in 2020, $515,000 in 2021, $497,000 in 2022, $481,000 in 2023 and $3,965,000 thereafter.

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

	June 30, 2019	December 31, 2018
Parts and supplies	$42,152	$39,873
Work-in-progress	14,262	11,847
Finished goods	13,106	11,530
	$69,520	$63,250

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2 or Level 3 measurements for the six-month period ended June 30, 2019.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements as of June 30, 2019 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$706	$—	$—	$706
Minority interest investments - short-term	$—	$—	$840	$840
Minority interest investments - long-term	$—	$—	$1,782	$1,782

	Fair Value Measurements as of December 31, 2018 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$704	$—	$—	$704
Minority interest investments - long-term	$—	$—	$2,782	$2,782

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

	June 30, 2019	December 31, 2018
Balance at beginning of period	$118,127	$85,481
Flow cytometry acquisition	$166	$32,646
Balance at end of period	$118,293	$118,127

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2018
Balance as of December 31, 2017	$81,385	$19,097	$5,664	$12,982	$119,128
Flow cytometry acquisition	17,084	4,722	4,991	6,703	33,500
Asset acquisition	—	—	—	4,328	4,328
Balance as of December 31, 2018	98,469	23,819	10,655	24,013	156,956
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2017	(34,414)	(7,037)	(1,692)	—	(43,143)
Amortization expense	(6,087)	(1,999)	(579)	—	(8,665)
Accumulated amortization balance as of December 31, 2018	(40,501)	(9,036)	(2,271)	—	(51,808)
Net balance as of December 31, 2018	$57,968	$14,783	$8,384	$24,013	$105,148
Weighted average life (in years)	11	10	10

2019
Balance as of December 31, 2018	$98,469	$23,819	$10,655	$24,013	$156,956
Flow cytometry acquisition purchase price allocation adjustments	(116)	(428)	1,154	(4,016)	(3,406)
Balance as of June 30, 2019	98,353	23,391	11,809	19,997	$153,550
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2018	(40,501)	(9,036)	(2,271)	—	(51,808)
Amortization expense	(3,892)	(1,214)	(597)	—	(5,703)
Accumulated amortization balance as of June 30, 2019	(44,393)	(10,250)	(2,868)	—	(57,511)
Net balance as of June 30, 2019	$53,960	$13,141	$8,941	$19,997	$96,039
Weighted average life (in years)	11	10	10

The Company currently has three IP R&D projects. The first relates to the development of the next generation VERIGENE® System, VERIGENE II, on which the Company began clinical trials in May 2018. The Company believes the VERIGENE II will launch commercially in 2019. The second is a defensive IP R&D project related to the Company’s next generation xMAP® System, SENSIPLEX™, which the Company believes will launch commercially in 2020. The third relates to the development of the next generation Guava System, acquired as part of the Acquisition (Guava Next Gen System). The fair value of the Guava Next Gen System IP R&D project was determined using the income approach. The discount rate applied to the projected cash flows was 13.0%, which reflects the engineering and technical risks related to the projects. The allocation of the purchase price is preliminary and subject to change, based on the finalization of income tax matters. The Company believes the Guava Next Gen System will launch in the first quarter of 2020. The estimated costs to complete these IP R&D projects are approximately $7.9 million.

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2019 (six months)	$5,704
2020	11,406
2021	11,048
2022	9,801
2023	9,452
Thereafter	28,631
$76,042

NOTE 7 — OTHER COMPREHENSIVE LOSS

Other comprehensive loss represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by, and distributions to, shareholders. Other comprehensive loss for the Company includes foreign currency translation adjustments and net unrealized holding gains and losses on available-for-sale investments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax (in thousands):

Accumulated Other Comprehensive Loss Items - Foreign Currency
Balance as of December 31, 2018	$(1,127)
Other comprehensive loss	(42)
Net current-period other comprehensive loss	(42)
Balance as of June 30, 2019	$(1,169)

There are no material tax benefits or expenses related to the other comprehensive loss for the three and six months ended June 30, 2019.

NOTE 8 — EARNINGS (LOSS) PER SHARE

A reconciliation of the denominators used in computing per share net income (EPS) is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic:
Net income (loss)	$(4,931)	$5,669	$(1,971)	$19,066
Less: allocation to participating securities	35	(98)	(2)	(325)
Net income (loss) attributable to common stockholders	$(4,896)	$5,571	$(1,973)	$18,741
Weighted average common stock outstanding	44,157	43,734	44,054	43,599
Net income (loss) per share attributable to common stockholders	$(0.11)	$0.13	$(0.04)	$0.43

Diluted:
Net income (loss)	$(4,931)	$5,669	$(1,971)	$19,066
Less: allocation to participating securities	34	(98)	(3)	(324)
Net income (loss) attributable to common stockholders	$(4,897)	$5,571	$(1,974)	$18,742
Weighted average common stock outstanding	44,157	43,734	44,054	43,599
Effect of dilutive securities: stock options and awards	—	512	—	272
Weighted-average shares used in computing net income per share	44,157	44,246	44,054	43,871
Net income (loss) per share attributable to common stockholders	$(0.11)	$0.13	$(0.04)	$0.43

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards (RSAs) and stock options to acquire 1,860,646 and 758,250 shares for the three months ended June 30, 2019 and 2018, and 1,267,172 and 631,044 shares for the six months ended June 30, 2019 and 2018, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

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

NOTE 9 — STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Dividends

On May 21, 2019, the Board of Directors declared a cash dividend on the Company’s common stock of $0.06 per share. The dividend was payable to stockholders of record as of June 20, 2019 and was paid on July 11, 2019. The Company’s current intent is to pay a continuing dividend on a quarterly basis. However, future declarations of dividends are subject to the final determination of the Company’s Board of Directors.

Stock-Based Compensation

The Company’s stock option activity for the six months ended June 30, 2019 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2018	3,323	$19.05
Granted	977	24.43
Exercised	(45)	17.69
Canceled or expired	(333)	21.51
Outstanding at June 30, 2019	3,922	$20.18

The Company had $13.3 million of total unrecognized compensation costs related to stock options at June 30, 2019 that are expected to be recognized over a weighted-average period of 2.78 years.

The Company’s restricted share activity for the six months ended June 30, 2019 is as follows:

Restricted Stock Awards (RSAs)	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2018	724	$20.27
Granted	402	24.19
Vested	(258)	19.63
Cancelled or expired	(31)	21.52
Non-vested at June 30, 2019	837	$22.30

Restricted Stock Units (RSUs)	Shares (in thousands)
Non-vested at December 31, 2018	468
Granted	128
Vested	(45)
Cancelled or expired	(2)
Non-vested at June 30, 2019	549

As of June 30, 2019, there were $18.4 million and $3.9 million of unrecognized compensation costs related to RSAs and RSUs, respectively.  These costs are expected to be recognized over a weighted average-period of 2.87 years for the RSAs and 2.31 years for the RSUs. The Company issues a small number of cash-settled RSUs pursuant to the Company’s equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$501	$406	$960	$816
Research and development	520	537	507	200
Selling, general and administrative	2,635	2,604	4,662	3,792
Stock-based compensation costs reflected in net income	$3,656	$3,547	$6,129	$4,808

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Compensation and employee benefits	$13,104	$18,086
Dividends payable	2,733	2,703
Income and other taxes	691	1,014
Warranty costs	1,625	1,901
Royalties payable	1,671	1,373
Current operating lease liabilities	5,039	—
Other	1,296	1,695
	$26,159	$26,772

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2018	$1,901
Warranty adjustments/settlements	1,397
Accrual for warranty costs	(1,673)
Accrued warranty costs as of June 30, 2019	$1,625

NOTE 11 — REVENUE RECOGNITION

On January 1, 2018, the Company adopted the new standard on revenue recognition, Accounting Standard Codification 606 (the Standard), using the modified retrospective transition method consistent with the guidance issued by the Financial Accounting Standards Board (FASB) in May 2014.  Under this method, the Company applied the guidance retrospectively, only to those contracts which were not completed as of the date of initial application, and recognized the cumulative effect of initially applying the Standard as an adjustment to the opening balance of retained earnings as of January 1, 2018.

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

Contract assets are included within accounts receivables, net and contract liabilities are included in deferred revenue on the Company’s Balance Sheet. The following table presents the opening and closing balances of the Company’s contract assets and liabilities as of June 30, 2019 (in thousands):

	Balance at December 31, 2018	Balance at June 30, 2019
Contract assets:
Unbilled receivables - Royalties	$10,805	$12,531
Contract liabilities - Short-term:
Deferred revenue - Service	$9,476	$7,937
Deferred revenue - Licenses	227	217
Deferred revenue - Instruments	—	553
Deferred revenue - Other	396	267
Total contract liabilities - Short-term	$10,099	$8,974
Contract liabilities - Long-term:
Deferred revenue - Service	$207	$2,192
Deferred revenue - Licenses	872	764
Total contract liabilities - Long-term	$1,079	$2,956

During the six months ended June 30, 2019, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the period (in thousands):

Six Months Ended June 30, 2019
Revenue recognized in the period:
Amounts included as contract liabilities at the beginning of the period	$3,902
Performance obligations satisfied in previous periods	-

NOTE 12 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date.  The effective tax rate for the six months ended June 30, 2019 was a benefit of 79%, including amounts recorded for discrete events. This differs from the statutory rate of 21% primarily as a result of a reduction in unrecognized tax benefit liability and the effect of foreign operations.  The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates. The Company currently expects a 2019 full year effective tax rate of 10% to 20%, excluding amounts recorded for discrete events. The Company will be subject to provisions regarding U.S. federal taxation of foreign intangible income and has included in its estimate of income tax the effects of this tax. The Company is utilizing its net operating losses (NOLs) and tax credits in the U.S., Canada and the Netherlands and, therefore, cash taxes to be paid are expected to be less than 10% of book tax expense.

In the first quarter of 2019, U.S. tax legislation was enacted which provided guidance on the U.S. federal transition tax on earnings of foreign subsidiaries and as a result, the Company revised its Earnings and Profits (E&P) calculations for its Canadian subsidiary and discrete income tax expense of $414,000 for the U.S. transition tax has been recorded for the six month period ended June 30, 2019.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, France, Germany, Hong Kong, Japan, the Netherlands, the U.K., and various U.S. states. Due to net operating losses, the U.S., Canadian and Netherlands tax returns dating back to 2015, 2007, and 2013, respectively, can still be reviewed by the taxing authorities. In the first quarter of 2019, the Company recorded a reduction in unrecognized tax benefit liability related to the U.S. transition tax and a related income tax benefit of $6.6 million as a result of a ruling for certain aspects of the E&P calculation of its Canadian subsidiary. The Company does not expect any material changes to the unrecognized tax benefit liability within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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

The components of the lease expense were as follows (in thousands):

Six Months Ended
June 30, 2019
Operating lease cost	$4,591

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended
June 30, 2019
Lease liabilities arising from obtaining right to use assets
Operating leases recorded upon lease standard adoption	$24,922

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30, 2019
Operating leases:
Operating lease right-of-use assets	$22,886
Operating lease liabilities	$24,798

Weighted Average Remaining Lease Term	4.77 years
Weighted Average Discount Rate	5.75%

Maturities of lease liabilities for the next five fiscal years and thereafter are as follows (in thousands):

Operating Leases
2019 (six months)	$3,366
2020	6,400
2021	6,191
2022	4,635
2023	3,972
Thereafter	3,896
Total lease payments	28,460
Less: imputed interest	(3,662)
Lease liabilities at June 30, 2019	$24,798

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

Most xMAP-based assays are simple to perform. A test sample is added to a solution containing microspheres that have been coated with reagents. The solution is then processed through one of our xMAP systems, which incorporate proprietary software to automate data acquisition and analysis in real-time.

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

Our Amnis/Guava® Technologies

We acquired EMD Millipore Corporation’s flow cytometry portfolio (the Acquisition) on December 31, 2018, including the Amnis® and Guava® Technologies. Amnis Systems are a family of imaging flow cytometry products for cell-based analysis. With the proprietary Amnis® charge-coupled device detection and time-delayed integration (CCD-TDI) technology, the CellStream® System provides fluorescence and small particle sensitivity in a highly customizable flow cytometer. FlowSight® and ImageStream® imaging flow cytometers combine the speed and sensitivity of flow cytometry with the functional detail and spatial information of microscopy. The Guava® portfolio of products, which are versatile, easy-to-use cytometry systems based on microcapillary fluidics technology, include the Muse® Cell Analyzer, a simple, compact, and affordable system for absolute cell counting, viability, and basic cell health analyses, and the Guava easyCyte™ System, a versatile benchtop platform for additional, multi-dimensional cell health and biological assessments.

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

In addition to our menu of infectious disease tests, we are currently developing a next generation VERIGENE System, VERIGENE II, that we expect to deliver an improved user experience. This next generation system is designed to provide a reduced time to result, an improved user interface and a room temperature cartridge, all in a fully automated sample to result system with an optimized footprint. In addition, customers using this system will have the ability to select both individual and groups of targets on assays using Flex pricing. This approach to target selection allows customers to save money by only paying for the targets they wish to see, which will often align with healthcare standard of care guidelines, when available. If these results do not provide a conclusive diagnosis, additional targets that were tested for but not released can immediately be viewed for an incremental charge.

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

As of June 30, 2019, Luminex had 78 strategic partners, of which 51 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology. Luminex and these partners have sold approximately 16,400 xMAP-based instruments in laboratories worldwide as of June 30, 2019 (some of which may be retired or otherwise not in use). Our remaining LTG customers are in various stages of development and commercialization of products incorporating our technology.

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

The following systems and assays are available on the market as of June 30, 2019:

	FDA		CE-IVD MARK
	Clearance	Commercial Launch	Declaration	Commercial Launch
ARIES® HSV 1&2 Assay	☑	2015 - Q4	☑	2016 - Q1
ARIES® Flu A/B & RSV Assay	☑	2016 - Q2	☑	2016 - Q2
ARIES® Group B Streptococcus (GBS) Assay	☑	2017 - Q1	☑	2016 - Q4
ARIES® Bordetella Assay	☑	2017 - Q2	☑	2017 - Q3
ARIES® Norovirus Assay			☑	2017 - Q2
ARIES® C. Difficile Assay	☑	2017 - Q3	☑	2017 - Q3
ARIES® Group A Strep Assay	☑	2017 - Q4	☑	2017 - Q4
NxTAG® Respiratory Pathogen Panel (RPP)	☑	2016 - Q1	☑	2015 - Q4
VERIGENE® Clostridium Difficile Test (CDF)	☑	2012 - Q4	☑	2013 - Q2
VERIGENE® Enteric Pathogens Test (EP)	☑	2014 - Q4	☑	2015 - Q4
VERIGENE® Respiratory Pathogens Flex Test (RP Flex)	☑	2015 - Q4	☑	2015 - Q2
VERIGENE® Gram-Negative Blood Culture Test (BC-GN)	☑	2014 - Q2	☑	2013 - Q1
VERIGENE® Gram-Positive Blood Culture Test (BC-GP)	☑	2012 - Q4	☑	2012 - Q1
xTAG® CYP2C19 Kit v3	☑	2013 - Q4	☑	2013 - Q4
xTAG® CYP2D6 Kit v3	☑	2011 - Q2	☑	2013 - Q2
xTAG® Cystic Fibrosis (CFTR) 39 Kit v2	☑	2009 - Q4	☑	2012 - Q1
xTAG® Cystic Fibrosis (CFTR) 60 Kit v2	☑	2010 - Q1
xTAG® Cystic Fibrosis (CFTR) 71 Kit v2			☑	2009 - Q3
xTAG® Gastrointestinal Pathogen Panel (GPP)	☑	2013 - Q1	☑	2011 - Q2
xTAG® Respiratory Viral Panel (RVP)	☑	2008 - Q1	☑	2007 - Q4
xTAG® Respiratory Viral Panel (RVP) FAST v2			☑	2011 - Q4
Muse® Auto CD4/CD4% Reagent Kit			☑	2018 - Q4

We have plans to submit additional assays to regulatory authorities in 2019, including the FDA and foreign equivalents, for market authorization in order to comply with established guidelines across the jurisdictions in which we participate.

Second Quarter 2019 Highlights

•	Total sample-to-answer revenue growth increased 29% for the quarter ended June 30, 2019 over the second quarter of 2018.

•	Royalty bearing sales on base end user sales increased approximately 10% to more than $140 million for the quarter ended June 30, 2019 over the second quarter of 2018.

•	Royalty revenue was $12.8 million for the quarter ended June 30, 2019, representing an 11% increase over royalty revenue for the second quarter of 2018.

•	Integration of the Acquisition substantially completed.

•	Submitted the ARIES® MRSA Assay to the FDA for clearance on June 28, 2019.

2018 Acquisition of EMD Millipore Corporation’s flow cytometry portfolio

On December 31, 2018, we completed our acquisition of EMD Millipore Corporation’s flow cytometry portfolio. The Acquisition expands our existing offering of flow-based detection systems, which is centered around our innovative xMAP® multiplexing technology, with more than 16,400 xMAP systems sold worldwide (some of which may be retired or otherwise not in use). MilliporeSigma’s flow cytometry portfolio includes Amnis, a family of imaging flow cytometry products for cell-based analysis, as well as the Guava and Muse portfolio of products, which are economical systems based on microcapillary technologies. The results of operations for the Acquisition have been included in Luminex’s consolidated financial statements beginning January 1, 2019.

We expect the gross margins on the acquired portfolio to negatively impact our consolidated gross margins; however, we expect synergies realized from the Acquisition, increased sales volumes and commercialization of the next generation Guava System to increase these gross margins in the long-term.

Material Customer Activity

As previously stated in our recent annual and quarterly filings, LabCorp has elected to develop the next iteration of its women’s health products with another party and has indicated its ultimate intention to cease purchasing our Cystic Fibrosis (CF) products.  While LabCorp extended its CF purchases through 2021, we have already experienced the loss of the women’s health portfolio and the loss or significant reduction of certain other products traditionally sold to LabCorp. These losses could have a material adverse effect on our growth and future results of operations if we are unable to effectively attract new customers, increase our sales with existing customers and/or add new products to our existing portfolio.  During 2019, we expect an aggregate reduction of revenue from LabCorp of approximately $33 to $35 million as compared to fiscal 2018, of which $24 million has already been realized in the six months ended June 30, 2019.

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

•
finalizing the integration of the flow cytometry business we acquired from EMD Millipore Corporation and ensuring that we retain and recruit talent, including for support functions and key positions not included with this acquisition;

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

Management believes there have been no significant changes during the quarter ended June 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 10-K, with the exception of the adoption of the new lease standard in the first quarter of 2019, which is described in Note 13 - Commitments and Contingencies and Note 14 - Recent Accounting Pronouncements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

Selected consolidated financial data for the three months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,
	2019	2018	Variance	Variance (%)
	(dollars in thousands)
Revenue	$83,056	$79,578	$3,478	4%
Gross profit	$45,227	$49,306	$(4,079)	(8)%
Gross margin percentage	54%	62%	(8)%	N/A
Operating expenses	$50,983	$41,448	$9,535	23%
Income from operations	$(5,756)	$7,858	$(13,614)	(173)%
Net income (loss)	$(4,931)	$5,669	$(10,600)	(187)%

Total revenue increased by 4% to $83.1 million for the three months ended June 30, 2019 from $79.6 million for the comparable period in 2018. The Company experienced increases in system sales, consumable sales, royalty revenue and service revenue, mainly attributable to the addition of our newly acquired flow cytometry business, which comprised 16% of total revenue in the second quarter of 2019. Excluding the impact of the Acquisition, revenue decreased 12% from the prior year quarter, primarily attributable to the decrease in LabCorp sales in non-automated assays. Assay revenue overall declined 22%, driven by decreases in our non-automated assay revenue, partially offset by increases in our automated assay revenue. Non-automated assay revenue comprised 45% of total assay revenue for the three months ended June 30, 2019 compared to 69% for the comparable period in 2018. Automated assay revenue, which consists of VERIGENE and ARIES® assays, grew 31% to more than $16.5 million for the three months ended June 30, 2019 from the comparable period in 2018.

The following table presents our revenues disaggregated by revenue source for the three months ended June 30, 2019 and 2018 as follows:

	Three Months Ended June 30,
	2019	2018	Variance	Variance (%)
	(dollars in thousands)
System sales	$18,593	$11,820	$6,773	57%
Consumable sales	12,736	10,967	1,769	16%
Royalty revenue	12,834	11,567	1,267	11%
Assay revenue	31,373	40,174	(8,801)	(22)%
Service revenue	6,019	3,041	2,978	98%
Other revenue	1,501	2,009	(508)	(25)%
	$83,056	$79,578	$3,478	4%

We continue to have revenue concentration in a limited number of customers. Five customers accounted for 29% of total revenue in the second quarter of 2019, down from 47% in the second quarter of 2018. In particular, our two largest customers by revenue accounted for 17% of 2019 second quarter revenue (12% and 5%, respectively), a decrease from 31% of 2018 second quarter revenue (20% and 11%, respectively). This decrease is mainly attributable to the reduction of LabCorp sales and we anticipate this trend to continue as discussed above under “Material Customer Activity.” No other customer accounted for more than 5% of second quarter total revenue in 2019 or 2018.

Revenue from the sale of systems and peripheral components increased 57% to $18.6 million for the three months ended June 30, 2019, from $11.8 million for the three months ended June 30, 2018, primarily resulting from the Acquisition, which contributed more than $9.7 million of revenue in the three months ended June 30, 2019. This was partially offset by lower system placements in the current quarter as compared to the prior year quarter. We sold 219 multiplexing analyzers in the three months ended June 30, 2019, as compared to 361 multiplexing analyzers sold in the comparable period in 2018. This decrease was primarily driven by large purchase orders by our partners in the prior year quarter, which did not repeat at the same level in the current year quarter. As of June 30, 2019, total multiplexing analyzer shipments since inception is more than 16,400, some of which may be retired or otherwise not in use. For the three months ended June 30, 2019, our five highest selling partners accounted for 184 systems, or 84%, of total multiplexing analyzers sold, whereas, our five highest selling partners in the comparable period in 2018 accounted for 274, or 76%, of total multiplexing analyzers sold.

Consumable sales, comprised of microspheres and sheath fluid, increased 16%, or $1.8 million, to $12.7 million in the three months ended June 30, 2019 from $11.0 million in the comparable period in 2018. During the second quarter of 2019, we had 18 bulk purchases of consumables totaling approximately $9.6 million (75% of total consumable revenue), ranging from $0.1 million to $3.0 million, as compared with 16 bulk purchases totaling approximately $7.9 million (72% of total consumable revenue) in the comparable period in 2018. The increase in revenue from bulk purchases in the second quarter of 2019 was the primary driver of the increase in consumable revenue from the prior year quarter. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty-bearing sales accounted for $9.4 million, or 74%, of consumable sales for the three months ended June 30, 2019 compared to $7.0 million, or 64%, of the total consumable sales for the three months ended June 30, 2018.

Royalty revenue, which results from our partners selling products or testing services that incorporate our technology, increased 11% to $12.8 million for the three months ended June 30, 2019, from $11.6 million for the three months ended June 30, 2018. This increase was primarily the result of higher base royalties of $1.4 million, which we believe was mainly the result of menu expansion and increased utilization of our partners’ assays on our technology. We expect modest fluctuations in the royalties submitted quarter to quarter, based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue decreased 22% to $31.4 million for the three months ended June 30, 2019, from $40.2 million for the three months ended June 30, 2018, primarily attributable to the decline in LabCorp sales. Excluding this impact, assay revenue increased 18% for the three months ended June 30, 2019 from the comparable period in 2018, and included a modest increase in the second quarter of 2019 resulting from the Acquisition. Our sample-to-answer assay revenue, which consists of VERIGENE and ARIES® assay sales, grew 31% to $16.5 million for the three months ended June 30, 2019, from $12.7 million on June 30, 2018. These increases were offset by a reduction in our non-automated testing assays, which decreased by 49%, driven mainly by the reduction in LabCorp’s sales of approximately $13.2 million to $2.5 million in the three months ended June 30, 2019, from $15.7 million in the three months ended June 30, 2018. LabCorp, our largest assay customer by revenue, accounted for 8% of total assay revenue for the three months ended June 30, 2019 compared to 39% for the three months ended June 30, 2018. No other customer accounted for more than 5% of total assay revenue during those periods. As discussed above under “Material Customer Activity” and previously disclosed in our prior annual and quarterly reports, our largest assay customer, LabCorp, has developed the next iteration of their women’s health portfolio with another party, which negatively impacted our assay revenue in 2018 and is expected to continue to negatively impact our assay revenue through the third quarter of 2019.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 98% to $6.0 million during the three months ended June 30, 2019, from $3.0 million in the three months ended June 30, 2018. This increase was primarily driven by the Acquisition, which contributed more than $2.7 million of service revenue in the second quarter of 2019. Absent the impact of the Acquisition, service revenue increased 8% for the three months ended June 30, 2019 from the comparable period in 2018, primarily driven by an increase in the number of systems covered under extended service agreements. On June 30, 2019, we had approximately 2,500 Luminex systems covered under extended service agreements and $5.7 million in deferred revenue related to those contracts. On June 30, 2018, we had approximately 2,174 Luminex systems covered under extended service agreements and $5.3 million in deferred revenue related to those contracts. On a consolidated basis, total deferred revenue was $10.8 million for the three months ended June 30, 2019, including approximately 555 flow cytometry systems covered under extended service agreements gained through the Acquisition (changed from the number of flow cytometry systems covered that was previously identified as 1,000 in the first quarter of 2019 due to a reconciliation of the number of service plans).

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments and revenue from agreements with U.S. government agencies, decreased to $1.5 million for the three months ended June 30, 2019 compared to $2.0 million for the three months ended June 30, 2018, primarily driven by lower part sales in the second quarter of 2019 compared to the same period in 2018.

Gross Profit. Gross profit decreased 8% to $45.2 million for the three months ended June 30, 2019, as compared to $49.3 million for the three months ended June 30, 2018. Gross margin (gross profit as a percentage of total revenue) decreased to 54% for the three months ended June 30, 2019, from 62% for the three months ended June 30, 2018. This decrease in gross margin was primarily attributable to: (i) the decline in LabCorp’s assay purchases, which typically carry a higher gross margin, (ii) the increase in sample-to-answer assay revenue, which historically carries a lower gross margin, and (iii) the absorption of more than $0.4 million in Acquisition-related accounting adjustments, associated with inventory and the acquired deferred service revenue in the three months ended June 30, 2019. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue. Our acquired flow cytometry margins were approximately 43% for the three months ended June 30, 2019, an improvement of approximately 7% from the three months ended March 31, 2019. We expect to continue to improve these margins throughout the remainder of 2019, as the related Acquisition accounting adjustments mentioned above and one-time integration costs will not recur.

Research and Development Expense. Research and development expense increased to $15.0 million, or 18% of total revenue, for the three months ended June 30, 2019, from $11.7 million, or 15% of total revenue, in the comparable period in 2018. The increase in research and development expenses reflects the addition of the acquired flow cytometry personnel and related expenses, higher direct material expenses driven primarily by VERIGENE II assay development, and development of the SENSIPLEX and Guava Next Gen Systems. Research and development headcount as of June 30, 2019 was 228, including 34 flow cytometry employees, as compared to 195 as of June 30, 2018. The focus of our research and development activities is the development and commercialization of the VERIGENE II System, and associated assays, the development of the SENSIPLEX System, and the development of the Guava Next Gen System.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $33.1 million for the three months ended June 30, 2019, from $27.6 million for the comparable period in 2018. The increase over the prior year quarter was primarily attributable to the addition of the acquired flow cytometry expenses, in addition to higher personnel costs (as a result of merit increases), and higher outside service expenses. Selling, general and administrative headcount at June 30, 2019 was 466, including 78 flow cytometry employees, as compared to 371 on June 30, 2018. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 40% for the three months ended June 30, 2019, up from 35% in the comparable period in 2018.

Other income, net. Other income, net, decreased $0.2 million for the three months ended June 30, 2019, from the comparable period in 2018, resulting primarily from a $0.2 million impairment of one of our minority interest investments, which was recorded in the three months ended June 30, 2019.

Income taxes. Our effective tax rate for the three months ended June 30, 2019 was 17%, reflecting a $1.0 million benefit, as compared to an expense of 28%, or $2.2 million, for the three months ended June 30, 2018. Absent significant discrete items, we expect our consolidated full year effective tax rate to be between 10% to 20%. We continue to assess our business model and its impact in various tax jurisdictions.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

Selected consolidated financial data for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,
	2019	2018	Variance	Variance (%)
	(dollars in thousands)
Revenue	$165,464	$162,240	$3,224	2%
Gross profit	$91,034	$102,894	$(11,860)	(12)%
Gross margin percentage	55%	63%	(8)%	N/A
Operating expenses	$100,374	$79,770	$20,604	26%
Income from operations	$(9,340)	$23,124	$(32,464)	(140)%
Net income	$(1,971)	$19,066	$(21,037)	(110)%

Total revenue increased by 2% to $165.5 million for the six months ended June 30, 2019 from $162.2 million for the comparable period in 2018. The Company experienced increases in system sales, consumable sales, royalty revenue and service revenue primarily attributable to the addition of our newly acquired flow cytometry business, which comprised 15% of total revenue in the first half of 2019, as well as increases in our automated assay revenue. These increases were partially offset by a decrease in our non-automated assay revenue, mainly attributable to the decrease in LabCorp sales. Non-automated assay revenue comprised 47% of total assay revenue for the six months ended June 30, 2019 compared to 68% for the comparable period in 2018. Automated assay revenue, which consists of VERIGENE and ARIES® assays, grew 22% to $33.6 million for the six months ended June 30, 2019 from the comparable period in 2018.

The following table presents our revenues disaggregated by revenue source for the six months ended June 30, 2019 and 2018 as follows:

	Six Months Ended June 30,
	2019	2018	Variance	Variance (%)
	(dollars in thousands)
System sales	$34,264	$19,751	$14,513	73%
Consumable sales	23,460	22,839	621	3%
Royalty revenue	27,004	23,806	3,198	13%
Assay revenue	66,186	86,015	(19,829)	(23)%
Service revenue	11,413	5,919	5,494	93%
Other revenue	3,137	3,910	(773)	(20)%
	$165,464	$162,240	$3,224	2%

We continue to have revenue concentration in a limited number of customers. Five customers accounted for 29% of total revenue in the first six months of 2019, down from 45% in the first six months of 2018. In particular, our two largest customers by revenue accounted for 17% of 2019 revenue (12% and 5%, respectively), a decrease from 32% of 2018 revenue (20% and 12%, respectively). This decrease is mainly attributable to the reduction of LabCorp sales and we anticipate this trend to continue as discussed above under “Material Customer Activity.” No other customer accounted for more than 6% of total revenue in the first six months of 2019 or 2018.

Revenue from the sale of systems and peripheral components increased 73% to $34.3 million for the six months ended June 30, 2019, from $19.8 million for the six months ended June 30, 2018, primarily as a result of the Acquisition, which contributed more than $18.0 million of revenue in the six months ended June 30, 2019. This increase was partially offset by lower system placements of multiplexing analyzers in the six months ended June 30, 2019. We sold 429 multiplexing analyzers in the six months ended June 30, 2019, as compared to 579 multiplexing analyzers sold in the comparable period in 2018. This decrease was primarily driven by large purchase orders by our partners in the prior year, which did not repeat at the same level in 2018. As of June 30, 2019, total multiplexing analyzer shipments since inception is more than 16,400, some of which may be retired or otherwise not in use. For the six months ended June 30, 2019, our five highest selling partners accounted for 350 systems, or 82%, of total multiplexing analyzers sold, whereas, our five highest selling partners in the comparable period in 2018 accounted for 456, or 79%, of total multiplexing analyzers sold.

Consumable sales, comprised of microspheres and sheath fluid, increased $0.6 million to $23.5 million in the six months ended June 30, 2019 from $22.8 million for the six months ended June 30, 2018. During the first six months of 2019, we had 32 bulk purchases of consumables totaling approximately $17.1 million (73% of total consumable revenue), ranging from $0.1 million to $3.0 million, as compared with 34 bulk purchases totaling approximately $16.9 million (74% of total consumable revenue) in the comparable period in 2018. The increase in revenue from bulk purchases in the first half of 2019 was the primary driver of the increase in consumable revenue from the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty-bearing sales accounted for $16.7 million, or 71%, of consumable sales for the six months ended June 30, 2019 compared to $15.7 million, or 69%, of the total consumable sales for the six months ended June 30, 2018.

Royalty revenue, which results from our partners selling products or testing services that incorporate our technology, increased 13% to $27.0 million for the six months ended June 30, 2019, from $23.8 million for the six months ended June 30, 2018. This increase was primarily the result of higher base royalties of $2.6 million and a favorable mix of average royalty rates, which was primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue decreased 23% to $66.2 million for the six months ended June 30, 2019, from $86.0 million for the six months ended June 30, 2018, primarily attributable to the decline in LabCorp sales. Excluding this impact, assay revenue increased 8% for the six months ended June 30, 2019 compared to the same prior year period, driven in part by the Acquisition which made up over 35% of this increase. Our sample-to-answer assay revenue, which consists of VERIGENE and ARIES® assay sales, grew 22%, in spite of a lighter respiratory season, to $33.6 million for the six months ended June 30, 2019, from $27.5 million for the six months ended June 30, 2018. These increases were offset by reductions in our non-automated testing assays, which decreased by 47%, driven mainly by the reduction in LabCorp’s sales of approximately $24.3 million to $6.8 million in the six months ended June 30, 2019, from $31.1 million in the six months ended June 30, 2018. LabCorp, our largest assay customer by revenue, accounted for 10% of total assay revenue for the six months ended June 30, 2019 compared to 36% for the six months ended June 30, 2018. No other customer accounted for more than 5% of total assay revenue during those periods. As discussed above under “Material Customer Activity” and previously disclosed in our prior annual and quarterly reports, our largest assay customer, LabCorp, has developed the next iteration of their women’s health portfolio with another party, which negatively impacted our assay revenue in 2018 and is expected to continue to negatively impact our assay revenue through the first nine months of 2019.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 93% to $11.4 million during the six months ended June 30, 2019, from $5.9 million in the six months ended June 30, 2018. This increase was primarily driven by the Acquisition, which contributed more than $4.9 million of service revenue in the first half of 2019. Absent the impact of the Acquisition, service revenue increased 9% for the six months ended June 30, 2019 from the comparable period in 2018, primarily driven by an increase in the number of systems covered under extended service agreements. On June 30, 2019, we had approximately 2,500 Luminex systems covered under extended service agreements and $5.7 million in deferred revenue related to those contracts. On June 30, 2018, we had approximately 2,174 Luminex systems covered under extended service agreements and $5.3 million in deferred revenue related to those contracts. On a consolidated basis, total deferred revenue was $10.8 million for the six months ended June 30, 2019, including approximately 555 flow cytometry systems covered under extended service agreements gained through the Acquisition (changed from the number of flow cytometry systems covered that was previously identified as 1,000 in the first quarter of 2019 due to a reconciliation of the number of service plans).

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments and revenue from agreements with U.S. government agencies, decreased to $3.1 million for the six months ended June 30, 2019 compared to $3.9 million for the six months ended June 30, 2018, primarily driven by lower parts sales and an increase in amounts paid towards global purchasing organizations, which are accounted for as a reduction in revenue.

Gross Profit. Gross profit decreased to $91.0 million for the six months ended June 30, 2019, as compared to $102.9 million for the six months ended June 30, 2018. Gross margin (gross profit as a percentage of total revenue) decreased to 55% for the six months ended June 30, 2019, from 63% for the six months ended June 30, 2018. This decrease in gross margin was primarily attributable to: (i) the decline in LabCorp’s assay purchases, which typically carry a higher gross margin, (ii) the absorption of the Acquisition and the related acquisition accounting adjustments, which included expenses of $1.1 million for the step-up in inventory to fair value, and $0.4 million in other acquisition-related accounting adjustments associated with inventory and the acquired deferred service revenue in the six months ended June 30, 2019, and (iii) the increase in sample-to-answer assay revenue, which historically carries a lower gross margin. These impacts were partially offset by a favorable change in sales mix from higher royalty revenue and lower systems revenue, which typically carry a lower gross margin. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue. Our acquired flow cytometry margins were approximately 40% for the six months ended June 30, 2019. However, we expect these margins to improve in the balance of the year, as the related acquisition accounting adjustments mentioned above and one-time integration costs will not recur.

Research and Development Expense. Research and development expense increased to $30.0 million, or 18% of total revenue, for the six months ended June 30, 2019, from $22.0 million, or 14% of total revenue, in the comparable period in 2018. The increase in research and development expenses reflects the addition of the acquired flow cytometry personnel and related expenses, higher direct material expenses driven primarily by the VERIGENE II assay development, and development of the SENSIPLEX and the Guava Next Gen systems. Research and development headcount as of June 30, 2019 was 228, including 34 flow cytometry employees, as compared to 195 as of June 30, 2018. The focus of our research and developments activities is the development and commercialization of the VERIGENE II, and associated assays, the development of the SENSIPLEX, and the development of the Guava Next Gen system.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $64.6 million for the six months ended June 30, 2019, from $53.4 million for the comparable period in 2018. The increase was primarily attributable to the addition of the acquired flow cytometry expenses, in addition to higher personnel, as a result of merit increases, and stock compensation expense in the current year. Selling, general and administrative headcount at June 30, 2019 was 466, including 78 flow cytometry employees, as compared to 371 on June 30, 2018. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 39% for the six months ended June 30, 2019, up from 33% in the comparable period in 2018.

Other income, net. Other income, net, decreased $0.6 million for the six months ended June 30, 2019, from the comparable period in 2018, primarily from (i) a nonrecurring dividend payment of $0.4 million from one of our minority interest investments in the six months ended June 30, 2018 that did not recur in 2019, and (ii) an $0.2 million impairment of one of our cost-method investments which was recorded in the six months ended June 30, 2019.

Income taxes. Our effective tax rate for the six months ended June 30, 2019 was 79%, reflecting a $7.5 million benefit, as compared to an expense of 19%, or $4.5 million, for the six months ended June 30, 2018. The 79% benefit includes a $6.6 million discrete item from the first half of 2019, for a reduction in unrecognized tax benefits related to the U.S. transition tax as a result of an IRS ruling for certain aspects of the calculation of our Canadian subsidiary’s earnings. Absent significant discrete items, we expect our consolidated full year effective tax rate to be between 10% to 20%. We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$63,325	$76,441

On June 30, 2019, we held cash and cash equivalents of $63.3 million and had working capital of $148.1 million. On December 31, 2018, we held cash and cash equivalents of $76.4 million and had working capital of $151.4 million.  Cash, and cash equivalents decreased by $13.1 million during the six months ended June 30, 2019.  The decrease in cash and cash equivalents from December 31, 2018 is primarily attributable to the decrease in accrued liabilities due to annual payments made, purchases of property, plant and equipment of $8.1 million and dividends of $5.4 million.

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

Cash used in operations, investing and financing activities was $1.2 million, $6.2 million and $5.7 million, respectively for the six months ended June 30, 2019.

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

On December 31, 2018, the Company committed to purchasing the remaining inventory relating to the Acquisition from MilliporeSigma at the end of the Manufacturing and Supply Agreement and Transitional Service Agreement. We expect to complete the committed inventory purchases in the third quarter of 2019 and currently estimate these inventory purchases to be between $7.0 and $8.0 million, at a per unit cost consistent with the prices paid in the first two quarters of 2019.

Our short-term projects that are expected to require significant capital to complete our current in-process research and development of the next generation VERIGENE System, VERIGENE II, on which we began clinical trials in May 2018, the next generation xMAP System, SENSIPLEX and our in-process research and development of the Guava Next Gen System. We believe VERIGENE II, SENSIPLEX and Guava Next Gen will launch commercially in 2019, 2020 and 2020, respectively. The estimated aggregate cost to complete these projects, including completion of development of the systems, cartridge, software and the initial assay, validation, verification, clinical trials and regulatory submission, is approximately $7.9 million and is included in our research and development budget for 2019 and 2020. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Additionally, we could incur a quarterly loss over the next quarter, but expect to return to profitability and growth by the end of 2019. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners’ consumable purchasing patterns; (iv) execution of partnership agreements that include significant up-front license fees; (v) execution of our stock repurchase and dividend programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the “Safe Harbor Cautionary Statement” included in this report and the risk factors in the 2018 10-K and our other filings with the SEC.

In February 2017, the Board of Directors initiated a cash dividend program to pay a regular quarterly cash dividend. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws and corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends are in the best interests of stockholders and are in compliance with applicable laws and agreements of the Company. On February 8, 2019, we announced for the ninth consecutive quarter that our Board declared a quarterly cash dividend of $0.06 per share of common stock which was paid to shareholders of record as of the close of business on March 21, 2019 on April 11, 2019. On May 21, 2019, we announced for the tenth consecutive quarter that our Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, which was paid to shareholders of record as of the close of business on June 20, 2019 on July 11, 2019.

As previously stated in our recent annual and quarterly filings, LabCorp has elected to develop the next iteration of its women’s health products with another party and has indicated its ultimate intention to cease purchasing our CF products.  While LabCorp extended its CF purchases through 2021, we have already experienced the loss of the women’s health portfolio and the loss or significant reduction of certain other products traditionally sold to LabCorp. These losses could have a material adverse effect on our growth and future results of operations if we are unable to effectively attract new customers, increase our sales with existing customers and/or add new products to our existing portfolio.  During 2019, we expect an aggregate reduction of revenue from LabCorp of approximately $33 to $35 million as compared to fiscal 2018, of which $24 million has already been realized in the six months ended June 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates. A 50 basis point fluctuation from average investment returns at June 30, 2019 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions and changes in political climate.  Accordingly, our future results could be materially and adversely impacted by changes in these and other factors.

As of June 30, 2019, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi and Yen. For example, some fixed asset purchases and certain expenses are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen and Renminbi exchange rates. A 10% change in all of these exchange rates in relation to the U.S. dollar would result in a statement of comprehensive income impact of approximately $2.5 million on foreign currency denominated asset and liability balances as of June 30, 2019. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction gain was immaterial in determining our consolidated results for the quarter ended June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

We are finalizing the integration of the Acquisition into our system of internal controls over financial reporting. Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

When and if it appears probable in management’s judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements. If only a range of estimated losses can be estimated, we record an amount within the range that, in management’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred. We recognize costs associated with legal proceedings in the period in which the services were provided. No material legal proceedings are known to be pending as of June 30, 2019.

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of the 2018 10-K. There have been no material changes from the risk factors previously disclosed in the 2018 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the second quarter of 2019 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2019 - 4/30/2019	—	$—	—	$—
5/1/2019 - 5/31/2019	262	23.63	—	—
6/1/2019 - 6/30/2019	—	—	—	—
Total Second Quarter	262	$23.63	—	$—
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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION
Date:	August 1, 2019	By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)