Form 10-Q
period 2019-09-30
LUMINEX CORP
filed 2019-11-05
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	September 30, 2019	or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __.

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	000-30109	74-2747608
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

12212 Technology Blvd.,	Austin,	Texas	78727
(Address of principal executive offices)			(Zip Code)

(512)	219-8020
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

There were 45,051,907 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on November 4, 2019.

LUMINEX CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$66,051	$76,441
Accounts receivable, net	45,810	53,396
Inventories, net	76,122	63,250
Prepaids and other	10,956	9,657
Total current assets	198,939	202,744
Property and equipment, net	66,527	66,288
Intangible assets, net	93,188	105,148
Deferred income taxes	31,160	21,470
Goodwill	118,145	118,127
Right of use assets	21,554	—
Other	9,365	11,398
Total assets	$538,878	$525,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,547	$14,504
Accrued liabilities	29,940	26,772
Deferred revenue - current portion	8,053	10,099
Total current liabilities	56,540	51,375
Deferred revenue	2,214	1,079
Lease liabilities	18,380	—
Other long-term liabilities	1,837	5,065
Total liabilities	78,971	57,519
Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 44,222,148 shares at September 30, 2019; 43,899,210 shares at December 31, 2018	44	44
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	374,872	365,349
Accumulated other comprehensive loss	(1,623)	(1,127)
Retained earnings	86,614	103,390
Total stockholders’ equity	459,907	467,656
Total liabilities and stockholders’ equity	$538,878	$525,175

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenue	$78,673	$72,445	$244,137	$234,685
Cost of revenue	36,833	28,189	111,263	87,535
Gross profit	41,840	44,256	132,874	147,150
Operating expenses:
Research and development	13,262	11,996	43,295	33,994
Selling, general and administrative	31,448	26,340	96,085	79,780
Amortization of acquired intangible assets	2,852	2,166	8,556	6,498
Total operating expenses	47,562	40,502	147,936	120,272
Income (loss) from operations	(5,722)	3,754	(15,062)	26,878
Other income (expense), net	2	8	(96)	465
Income (loss) before income taxes	(5,720)	3,762	(15,158)	27,343
Income tax benefit (expense)	470	(2,025)	7,937	(6,540)
Net income (loss)	$(5,250)	$1,737	$(7,221)	$20,803

Net income (loss) attributable to common stockholders
Basic	$(5,224)	$1,708	$(7,187)	$20,447
Diluted	(5,224)	1,708	(7,189)	20,449
Net income (loss) per share attributable to common stockholders
Basic	$(0.12)	$0.04	$(0.16)	$0.47
Diluted	$(0.12)	$0.04	$(0.16)	$0.46
Weighted-average shares used in computing net income per share
Basic	44,216	43,836	44,109	43,679
Diluted	44,216	44,707	44,109	44,193

Dividends declared per share	$0.09	$0.06	$0.21	$0.18

Other comprehensive income:
Foreign currency translation adjustments	(454)	(102)	(496)	(421)
Other comprehensive income (loss)	(454)	(102)	(496)	(421)
Comprehensive income (loss)	$(5,704)	$1,635	$(7,717)	$20,382

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)	$(5,250)	$1,737	$(7,221)	$20,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,177	5,714	21,170	17,737
Stock-based compensation	3,565	3,652	9,644	8,460
Deferred income tax (benefit) expense	(2,316)	4,889	(10,970)	8,650
Loss on sale or disposal of assets	59	332	231	443
Other	(510)	(159)	(532)	(1,286)
Changes in operating assets and liabilities:
Accounts receivable, net	13,459	4,570	7,563	9,623
Inventories, net	(6,617)	(2,982)	(12,602)	(5,584)
Other assets	567	(4,187)	3,971	(4,743)
Accounts payable	372	(47)	4,540	(1,708)
Accrued liabilities	600	1,633	(6,956)	(6,440)
Deferred revenue	(1,661)	—	(610)	653
Net cash provided by (used in) operating activities	9,445	15,152	8,228	46,608
Cash flows from investing activities:
Purchase of property and equipment	(4,993)	(5,228)	(13,115)	(14,264)
Proceeds from net working capital adjustments related to business acquisition	—	—	1,915	—
Issuance of note receivable	—	—	—	(1,000)
Purchase of cost method investment	—	—	—	(1,782)
Acquired technology rights	—	—	—	(4,000)
Net cash used in investing activities	(4,993)	(5,228)	(11,200)	(21,046)
Cash flows from financing activities:
Proceeds from issuance of common stock	695	566	2,481	3,982
Shares surrendered for tax withholding	(4)	(18)	(2,089)	(2,034)
Dividends paid	(2,703)	(2,676)	(8,098)	(7,978)
Net cash used in financing activities	(2,012)	(2,128)	(7,706)	(6,030)
Effect of foreign currency exchange rate on cash	286	102	288	250
Change in cash and cash equivalents	2,726	7,898	(10,390)	19,782
Cash and cash equivalents, beginning of period	63,325	138,996	76,441	127,112
Cash and cash equivalents, end of period	$66,051	$146,894	$66,051	$146,894

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2018	43,899,210	$44	$365,349	$(1,127)	$103,390	$467,656
Exercise of stock options	16,707	—	298	—	—	298
Issuances of restricted stock, net of shares withheld for taxes	204,216	—	(2,072)	—	—	(2,072)
Stock compensation	—	—	2,449	—	—	2,449
Net income	—	—	—	—	2,960	2,960
Foreign currency translation adjustments	—	—	—	(133)	—	(133)
Dividends	—	—	25	—	(2,726)	(2,701)
Balance at March 31, 2019	44,120,133	$44	$366,049	$(1,260)	$103,624	$468,457
Exercise of stock options	28,327	—	499	—	—	499
Issuances of restricted stock, net of shares withheld for taxes	11,033	—	(13)	—	—	(13)
Stock compensation	—	—	3,630	—	—	3,630
Issuance of common shares under ESPP	53,865	—	966	—	—	966
Net income (loss)	—	—	—	—	(4,931)	(4,931)
Foreign currency translation adjustments	—	—	—	91	—	91
Dividends	—	—	27	—	(2,732)	(2,705)
Balance at June 30, 2019	44,213,358	$44	$371,158	$(1,169)	$95,961	$465,994
Exercise of stock options	7,283	—	124	—	—	124
Issuances of restricted stock, net of shares withheld for taxes	1,507	—	(4)	—	—	(4)
Stock compensation	—	—	3,565	—	—	3,565
Net income	—	—	—	—	(5,250)	(5,250)
Foreign currency translation adjustments	—	—	—	(454)	—	(454)
Dividends	—	—	29	—	(4,097)	(4,068)
Balance at September 30, 2019	44,222,148	$44	$374,872	$(1,623)	$86,614	$459,907

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

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 10-K).

NOTE 2 — BUSINESS COMBINATIONS

On December 31, 2018, the Company completed its acquisition (the Acquisition) of EMD Millipore Corporation’s flow cytometry portfolio for $75 million, consisting of approximately $69.9 million paid under a Share and Asset Purchase Agreement (the Purchase Agreement) and approximately $5.1 million in committed inventory purchases, both of which were subject to adjustment. A purchase price reconciliation was completed in the quarter ended March 31, 2019 resulting in a decrease of the purchase price by $1.9 million. This adjustment resulted in a revised amount of $68.0 million paid under the Purchase Agreement. We completed the committed inventory purchases in the third quarter of 2019. The Company financed the Acquisition with cash on hand. Luminex acquired 100% of the shares and equity of Amnis Corporation, a Washington corporation (Amnis), a wholly owned subsidiary of EMD Millipore Corporation, a Massachusetts corporation (itself an affiliate of Merck KgaA), and certain other assets owned by other affiliates of Merck KgaA (MilliporeSigma).

The Acquisition expands Luminex’s existing offering of flow-based detection systems, which is centered around its innovative xMAP® multiplexing technology, with approximately 16,700 xMAP Systems sold worldwide (some of which may be retired or otherwise not in use). MilliporeSigma’s flow cytometry portfolio included Amnis®, a family of imaging flow cytometry products for cell-based analysis, as well as their Guava® and Muse® portfolio of products, which are economical systems based on microcapillary technologies. The purchase price was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. A portion of the goodwill is deductible for tax purposes. The Company recorded approximately $2.7 million of acquisition-related costs during fiscal 2018. The impact of the Acquisition on our liquidity, and the Company’s committed inventory purchases is more fully described under “Liquidity and Capital Resources.”

The following table summarizes the estimated fair values of assets acquired and liabilities assumed in connection with the Acquisition at December 31, 2018 and adjusted as of September 30, 2019 (in thousands):

Net tangible assets assumed as of December 31, 2018	$8,922
Intangible assets subject to amortization	30,094
Deferred tax liabilities	(3,702)
Goodwill	32,664
Total purchase price	$67,978

The Company finalized the purchase price allocation for the Acquisition in the quarter ended September 30, 2019. If information later becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be recognized in the Consolidated Statements of Comprehensive Income. Such adjustments have been included in the purchase price allocations retrospectively through revisions to the net tangible assets assumed, fair values of the intangible assets, deferred tax assets and liabilities and resulting goodwill recorded. The excess of the purchase price over the fair value of the tangible net assets, liabilities and intangible assets acquired was recorded to goodwill.

NOTE 3 — INVESTMENTS AND OTHER ASSETS

Marketable Securities

The Company determines the appropriate classification of any investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. As of September 30, 2019, the Company had no short or long-term investments, since those funds were used to pay for acquisitions.

Available-for-sale securities consisted of the following as of September 30, 2019 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money market funds	$707	$—	$—	$707
Total current securities	707	—	—	707
Total available-for-sale securities	$707	$—	$—	$707

Available-for-sale securities consisted of the following as of December 31, 2018 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money market funds	$704	$—	$—	$704
Total current securities	704	—	—	704
Total available-for-sale securities	$704	$—	$—	$704

There were no proceeds from the sales of available-for-sale securities for the three and nine months ended September 30, 2019 and the year ended December 31, 2018. Realized gains and losses on sales of investments are determined using the specific identification method and are included in Other income, net in the Condensed Consolidated Statements of Comprehensive Income. There were no available-for-sale debt securities as of September 30, 2019 or December 31, 2018. All of the Company’s available-for-sale securities with gross unrealized losses as of September 30, 2019 had been in a loss position for less than 12 months.

Non-Marketable Securities and Other-Than-Temporary Impairment

During the year ended December 31, 2018, the Company made a $1.8 million investment in a private company. Based in the U.S., this minority investment is included at cost in other long-term assets of the Company’s Consolidated Balance Sheets. As of September 30, 2019, the Company does not have significant influence over the investee, since the Company owns less than 20% of the voting equity in the investee. Further, the Company does not participate in policy-making processes or interchange managerial personnel. See Note 15 - Subsequent Events for a discussion of an additional investment made in this private company in October 2019.

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

These investments do not have readily determinable fair values. Therefore, the Company has elected the measurement alternative for its minority interests and the investments are recorded at cost, less any impairment, including changes resulting from observable price changes. The Company regularly evaluates the carrying value of its investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is less than the investment’s carrying value, the Company will record an impairment charge in Other income, net in the Consolidated Statements of Comprehensive Income. Other than the $160,000 impairment in the second quarter of 2019 discussed above, the Company has not recorded any impairment charges related to these non-marketable investments.

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

Other long-term assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Purchased technology rights (net of accumulated amortization of $8,133 and $7,633 in September 30, 2019 and December 31, 2018, respectively)	$6,153	$6,653
Minority interest investments	1,782	2,782
Other	1,430	1,963
	$9,365	$11,398

For the nine months ended September 30, 2019 and 2018, the Company recognized amortization expenses related to the amortization of purchased technology rights of approximately $500,000 and $459,000, respectively.  Future amortization expenses are estimated to be $166,000 in the remaining three months of 2019, $565,000 in 2020, $533,000 in 2021, $515,000 in 2022, $499,000 in 2023 and $3,875,000 thereafter.

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

	September 30, 2019	December 31, 2018
Parts and supplies	$44,589	$39,873
Work-in-progress	14,982	11,847
Finished goods	16,551	11,530
	$76,122	$63,250

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.  There were no transfers between Level 1, Level 2 or Level 3 measurements for the nine-month period ended September 30, 2019.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements as of September 30, 2019 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$707	$—	$—	$707
Minority interest investments - short-term	$—	$—	$840	$840
Minority interest investments - long-term	$—	$—	$1,782	$1,782

	Fair Value Measurements as of December 31, 2018 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$704	$—	$—	$704
Minority interest investments - long-term	$—	$—	$2,782	$2,782

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

On December 31, 2018, the Company completed the Acquisition. As a result of the Acquisition, the Company recorded approximately $32.7 million of goodwill and $30.1 million of other identifiable intangible assets. The goodwill is derived from expected synergies from combining operations of the Company and the business acquired in connection with the Acquisition. The
Company has finalized the purchase price allocation for the Acquisition. A portion of the Company’s goodwill is not expected to be deductible for tax purposes. The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	September 30, 2019	December 31, 2018
Balance at beginning of period	$118,127	$85,481
Flow cytometry acquisition	$18	$32,646
Balance at end of period	$118,145	$118,127

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2018
Balance as of December 31, 2017	$81,385	$19,097	$5,664	$12,982	$119,128
Flow cytometry acquisition	17,084	4,722	4,991	6,703	33,500
Asset acquisition	—	—	—	4,328	4,328
Balance as of December 31, 2018	98,469	23,819	10,655	24,013	156,956
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2017	(34,414)	(7,037)	(1,692)	—	(43,143)
Amortization expense	(6,087)	(1,999)	(579)	—	(8,665)
Accumulated amortization balance as of December 31, 2018	(40,501)	(9,036)	(2,271)	—	(51,808)
Net balance as of December 31, 2018	$57,968	$14,783	$8,384	$24,013	$105,148
Weighted average life (in years)	11	10	10

2019
Balance as of December 31, 2018	$98,469	$23,819	$10,655	$24,013	$156,956
Flow cytometry acquisition purchase price allocation adjustments	(116)	(428)	1,154	(4,016)	(3,406)
Balance as of September 30, 2019	98,353	23,391	11,809	19,997	$153,550
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2018	(40,501)	(9,036)	(2,271)	—	(51,808)
Amortization expense	(5,838)	(1,820)	(896)	—	(8,554)
Accumulated amortization balance as of September 30, 2019	(46,339)	(10,856)	(3,167)	—	(60,362)
Net balance as of September 30, 2019	$52,014	$12,535	$8,642	$19,997	$93,188
Weighted average life (in years)	11	10	10

The Company currently has three IP R&D projects. The first relates to the development of the next generation VERIGENE® System, VERIGENE II, on which the Company began clinical trials in May 2018. The Company believes the VERIGENE II will launch commercially in 2020. The second is a defensive IP R&D project related to the Company’s next generation xMAP® System, SENSIPLEX™, which the Company believes will launch commercially in 2020. The third relates to the development of the next generation Guava System, acquired as part of the Acquisition (Guava Next Gen System). The fair value of the Guava Next Gen System IP R&D project was determined using the income approach. The discount rate applied to the projected cash flows was 13.0%, which reflects the engineering and technical risks related to the projects. The Company believes the Guava Next Gen System will launch in the first quarter of 2020.

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2019 (three months)	$2,852
2020	11,406
2021	11,048
2022	9,801
2023	9,452
Thereafter	28,632
$73,191

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

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax (in thousands):

Accumulated Other Comprehensive Loss Items - Foreign Currency
Balance as of December 31, 2018	$(1,127)
Other comprehensive loss	(496)
Net current-period other comprehensive loss	(496)
Balance as of September 30, 2019	$(1,623)

There are no material tax benefits or expenses related to the other comprehensive loss for the three and nine months ended September 30, 2019.

NOTE 8 — EARNINGS (LOSS) PER SHARE

A reconciliation of the denominators used in computing per share net income (EPS) is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic:
Net income (loss)	$(5,250)	$1,737	$(7,221)	$20,803
Less: allocation to participating securities	26	(29)	34	(356)
Net income (loss) attributable to common stockholders	$(5,224)	$1,708	$(7,187)	$20,447
Weighted average common stock outstanding	44,216	43,836	44,109	43,679
Net income (loss) per share attributable to common stockholders	$(0.12)	$0.04	$(0.16)	$0.47

Diluted:
Net income (loss)	$(5,250)	$1,737	$(7,221)	$20,803
Less: allocation to participating securities	26	(29)	32	(354)
Net income (loss) attributable to common stockholders	$(5,224)	$1,708	$(7,189)	$20,449
Weighted average common stock outstanding	44,216	43,836	44,109	43,679
Effect of dilutive securities: stock options and awards	—	871	—	514
Weighted-average shares used in computing net income per share	44,216	44,707	44,109	44,193
Net income (loss) per share attributable to common stockholders	$(0.12)	$0.04	$(0.16)	$0.46

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards (RSAs) and stock options to acquire 2,123,497 and 9,424 shares for the three months ended September 30, 2019 and 2018, respectively, and 1,502,841 and 565,213 shares for the nine months ended September 30, 2019 and 2018, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

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

NOTE 9 — STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Dividends

On July 31, 2019, the Board of Directors declared a cash dividend on the Company’s common stock of $0.09 per share. The dividend was payable to stockholders of record as of September 26, 2019 and was paid on October 17, 2019. The Company’s current intent is to pay a continuing dividend on a quarterly basis. However, future declarations of dividends are subject to the final determination of the Company’s Board of Directors.

Stock-Based Compensation

The Company’s stock option activity for the nine months ended September 30, 2019 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2018	3,323	$19.05
Granted	977	24.43
Exercised	(52)	17.58
Canceled or expired	(411)	21.74
Outstanding at September 30, 2019	3,837	$20.15

The Company had $11.7 million of total unrecognized compensation costs related to stock options at September 30, 2019 that are expected to be recognized over a weighted-average period of 2.54 years.

The Company’s restricted share activity for the nine months ended September 30, 2019 is as follows:

Restricted Stock Awards (RSAs)	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2018	724	$20.27
Granted	402	24.19
Vested	(261)	19.66
Cancelled or expired	(49)	21.76
Non-vested at September 30, 2019	816	$22.30

Restricted Stock Units (RSUs)	Shares (in thousands)
Non-vested at December 31, 2018	468
Granted	128
Vested	(45)
Cancelled or expired	(20)
Non-vested at September 30, 2019	531

As of September 30, 2019, there were $16.4 million and $3.3 million of unrecognized compensation costs related to RSAs and RSUs, respectively.  These costs are expected to be recognized over a weighted average-period of 2.62 years for the RSAs and 2.06 years for the RSUs. The Company issues a small number of cash-settled RSUs pursuant to the Company’s equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$528	$437	$1,489	$1,253
Research and development	549	571	1,055	771
Selling, general and administrative	2,509	2,644	7,172	6,436
Stock-based compensation costs reflected in net income	$3,586	$3,652	$9,716	$8,460

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Compensation and employee benefits	$14,955	$18,086
Dividends payable	4,097	2,703
Income and other taxes	2,080	1,014
Warranty costs	1,481	1,901
Royalties payable	1,099	1,373
Current operating lease liabilities	5,023	—
Other	1,205	1,695
	$29,940	$26,772

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2018	$1,901
Warranty adjustments/settlements	1,632
Accrual for warranty costs	(2,052)
Accrued warranty costs as of September 30, 2019	$1,481

NOTE 11 — REVENUE RECOGNITION

On January 1, 2018, the Company adopted the new standard on revenue recognition, ASC 606 (the Standard), using the modified retrospective transition method consistent with the guidance issued by the Financial Accounting Standards Board (FASB) in May 2014.  Under this method, the Company applied the guidance retrospectively, only to those contracts which were not completed as of the date of initial application, and recognized the cumulative effect of initially applying the Standard as an adjustment to the opening balance of retained earnings as of January 1, 2018.

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

Contract assets are included within accounts receivables, net and contract liabilities are included in deferred revenue on the Company’s Balance Sheet. The following table presents the opening and closing balances of the Company’s contract assets and liabilities as of September 30, 2019 (in thousands):

	Balance at December 31, 2018	Balance at September 30, 2019
Contract assets:
Unbilled receivables - Royalties	$10,805	$12,085
Contract liabilities - Short-term:
Deferred revenue - Service	$9,476	$7,510
Deferred revenue - Licenses	227	212
Deferred revenue - Instruments	—	88
Deferred revenue - Other	396	243
Total contract liabilities - Short-term	$10,099	$8,053
Contract liabilities - Long-term:
Deferred revenue - Service	$207	$1,500
Deferred revenue - Licenses	872	715
Total contract liabilities - Long-term	$1,079	$2,215

During the nine months ended September 30, 2019, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the period (in thousands):

Nine Months Ended September 30, 2019
Revenue recognized in the period:
Amounts included as contract liabilities at the beginning of the period	$4,815
Performance obligations satisfied in previous periods	-

NOTE 12 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. The effective tax rate for the nine months ended September 30, 2019 was a benefit of 52%, including amounts recorded for discrete events. This differs from the statutory rate of 21% primarily as a result of a reduction in unrecognized tax benefit liability and the effect of foreign operations. The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates. The Company currently expects a 2019 full year effective tax rate of 10% to 20%, excluding amounts recorded for discrete events. The Company will be subject to provisions regarding U.S. federal taxation of foreign intangible income and has included in its estimate of income tax the effects of this tax. The Company is utilizing its net operating losses (NOLs) and tax credits in the U.S., Canada and the Netherlands and, therefore, cash taxes to be paid are expected to be less than 10% of book tax expense.

In the first quarter of 2019, U.S. tax legislation was enacted which provided guidance on the U.S. federal transition tax on earnings of foreign subsidiaries and as a result, the Company revised its Earnings and Profits (E&P) calculations for its Canadian subsidiary and discrete income tax expense of $414,000 for the U.S. transition tax has been recorded for the nine month period ended September 30, 2019.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, France, Germany, Hong Kong, Japan, the Netherlands, the U.K., and various U.S. states. Due to net operating losses, the U.S., Canadian and Netherlands tax returns dating back to 2016, 2007, and 2013, respectively, can still be reviewed by the taxing authorities. In the first quarter of 2019, the Company recorded a reduction in unrecognized tax benefit liability related to the U.S. transition tax and a related income tax benefit of $6.6 million as a result of a ruling for certain aspects of the E&P calculation of its Canadian subsidiary. The Company does not expect any material changes to the unrecognized tax benefit liability within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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

The components of the lease expense were as follows (in thousands):

Nine Months Ended
September 30, 2019
Operating lease cost	$7,036

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended
September 30, 2019
Lease liabilities arising from obtaining right to use assets
Operating leases recorded upon lease standard adoption	$24,922

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30, 2019
Operating leases:
Operating lease right-of-use assets	$21,554
Operating lease liabilities	$23,403

Weighted Average Remaining Lease Term	4.57 years
Weighted Average Discount Rate	5.75%

Maturities of lease liabilities for the next five fiscal years and thereafter are as follows (in thousands):

Operating Leases
2019 (three months)	$1,672
2020	6,378
2021	6,176
2022	4,627
2023	3,965
Thereafter	3,891
Total lease payments	26,709
Less: imputed interest	(3,662)
Lease liabilities at September 30, 2019	$23,047

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

NOTE 15 — SUBSEQUENT EVENTS

On October 1, 2019, the Company made an additional $7.0 million investment in a private company. After this investment, the Company owns approximately 28.2% of the voting interest of the private company as an equity method investment. Effective October 1, 2019, the Company has significant influence over the investee due to its larger ownership percentage and its seat on the Board of Directors. The Company does not have unilateral decision making power, and therefore will not consolidate the investee. In the fourth quarter of 2019, we will remeasure the existing, minority interest investment based on the fair value prior to the additional investment and record the gain of approximately $3.2 million in Other income, net in the Consolidated Statements of Comprehensive Income.

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

•	risks and uncertainties relating to market demand and acceptance of our products and technologies, including ARIES®, MultiCode®, NxTAG®, xMAP®, VERIGENE®, Muse®, Guava®, and Amnis® products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	our ability to obtain and enforce intellectual property protections on our products and technologies;

•	the impact on our growth and future results of operations with respect to the loss of the LabCorp women’s health business;

•	our ability to successfully develop and launch new products in a timely manner;

•	dependence on strategic partners for development, commercialization and distribution of products;

•	risks and uncertainties associated with implementing our acquisition strategy, and our challenge to identify acquisition targets, including our ability to obtain financing on acceptable terms;

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

The Acquisition expanded Luminex’s existing offering of flow-based detection systems, which is centered around our innovative xMAP® multiplexing technology, with approximately 16,700 xMAP Systems sold worldwide (some of which may be retired or otherwise not in use). The results of operations for the Acquisition have been included in Luminex’s consolidated financial statements beginning January 1, 2019.

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

As of September 30, 2019, Luminex had 81 strategic partners, of which 52 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology. Luminex and these partners have sold approximately 16,700 xMAP-based instruments in laboratories worldwide as of September 30, 2019 (some of which may be retired or otherwise not in use). Our remaining LTG customers are in various stages of development and commercialization of products incorporating our technology.

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

The following systems and assays are available on the market as of September 30, 2019:

	FDA		CE-IVD MARK
	Clearance	Commercial Launch	Declaration	Commercial Launch
ARIES® HSV 1&2 Assay	☑	2015 - Q4	☑	2016 - Q1
ARIES® Flu A/B & RSV Assay	☑	2016 - Q2	☑	2016 - Q2
ARIES® Group B Streptococcus (GBS) Assay	☑	2017 - Q1	☑	2016 - Q4
ARIES® Bordetella Assay	☑	2017 - Q2	☑	2017 - Q3
ARIES® Norovirus Assay			☑	2017 - Q2
ARIES® C. Difficile Assay	☑	2017 - Q3	☑	2017 - Q3
ARIES® Group A Strep Assay	☑	2017 - Q4	☑	2017 - Q4
ARIES® MRSA Assay	☑	2019 - Q3
NxTAG® Respiratory Pathogen Panel (RPP)	☑	2016 - Q1	☑	2015 - Q4
VERIGENE® Clostridium Difficile Test (CDF)	☑	2012 - Q4	☑	2013 - Q2
VERIGENE® Enteric Pathogens Test (EP)	☑	2014 - Q4	☑	2015 - Q4
VERIGENE® Respiratory Pathogens Flex Test (RP Flex)	☑	2015 - Q4	☑	2015 - Q2
VERIGENE® Gram-Negative Blood Culture Test (BC-GN)	☑	2014 - Q2	☑	2013 - Q1
VERIGENE® Gram-Positive Blood Culture Test (BC-GP)	☑	2012 - Q4	☑	2012 - Q1
xTAG® CYP2C19 Kit v3	☑	2013 - Q4	☑	2013 - Q4
xTAG® CYP2D6 Kit v3	☑	2011 - Q2	☑	2013 - Q2
xTAG® Cystic Fibrosis (CFTR) 39 Kit v2	☑	2009 - Q4	☑	2012 - Q1
xTAG® Cystic Fibrosis (CFTR) 60 Kit v2	☑	2010 - Q1
xTAG® Cystic Fibrosis (CFTR) 71 Kit v2			☑	2009 - Q3
xTAG® Gastrointestinal Pathogen Panel (GPP)	☑	2013 - Q1	☑	2011 - Q2
xTAG® Respiratory Viral Panel (RVP)	☑	2008 - Q1	☑	2007 - Q4
xTAG® Respiratory Viral Panel (RVP) FAST v2			☑	2011 - Q4
Muse® Auto CD4/CD4% Reagent Kit			☑	2018 - Q4

We plan to submit additional assays to regulatory authorities in 2019, including the FDA and foreign equivalents, for market authorization in order to comply with established guidelines across the jurisdictions in which we participate.

Third Quarter 2019 Highlights

•	Total sample to answer revenue growth increased 26% for the quarter ended September 30, 2019 over the third quarter of 2018.

•	Royalty bearing sales on base end user sales increased approximately 12% over the third quarter of 2018 to more than $149 million for the quarter ended September 30, 2019.

•	Royalty revenue was $13.0 million for the quarter ended September 30, 2019, representing an 8% increase over royalty revenue for the third quarter of 2018.

•	Integration of the Acquisition was substantially completed.

•	Received U.S. Food and Drug Administration (FDA) 510(k) clearance for the ARIES® MRSA Assay on September 25, 2019.

2018 Acquisition of EMD Millipore Corporation’s flow cytometry portfolio

On December 31, 2018, we completed our acquisition of EMD Millipore Corporation’s flow cytometry portfolio. The Acquisition expands our existing offering of flow-based detection systems, which is centered around our innovative xMAP® multiplexing technology, with approximately 16,700 xMAP Systems sold worldwide (some of which may be retired or otherwise not in use). MilliporeSigma’s flow cytometry portfolio includes Amnis, a family of imaging flow cytometry products for cell-based analysis, as well as the Guava and Muse portfolio of products, which are economical systems based on microcapillary technologies. The results of operations for the Acquisition have been included in Luminex’s consolidated financial statements beginning January 1, 2019.

We expect the gross margins on the acquired portfolio to negatively impact our consolidated gross margins; however, we expect synergies realized from the Acquisition, increased sales volumes and commercialization of the next generation Guava System to increase these gross margins in the long-term.

Material Customer Activity

As previously stated in our recent annual and quarterly filings, LabCorp has elected to develop the next iteration of its women’s health products with another party and has indicated its ultimate intention to cease purchasing our Cystic Fibrosis (CF) products. While LabCorp extended its CF purchase commitment through 2021, we have already experienced the loss of the women’s health portfolio and the loss or significant reduction of certain other products traditionally sold to LabCorp. These losses could have a material adverse effect on our growth and future results of operations if we are unable to effectively attract new customers, increase our sales with existing customers and/or add new products to our existing portfolio. During 2019, we expect an aggregate reduction of revenue from LabCorp of approximately $33 to $35 million as compared to fiscal 2018, of which $31 million has already been realized in the nine months ended September 30, 2019. We expect an additional revenue reduction of up to $7 million in 2020 as compared to 2019.

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

Management believes there have been no significant changes during the quarter ended September 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 10-K, with the exception of the adoption of the new lease standard in the first quarter of 2019, which is described in Note 13 - Commitments and Contingencies and Note 14 - Recent Accounting Pronouncements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Selected consolidated financial data for the three months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,
	2019	2018	Variance	Variance (%)
	(dollars in thousands)
Revenue	$78,673	$72,445	$6,228	9%
Gross profit	$41,840	$44,256	$(2,416)	(5)%
Gross margin percentage	53%	61%	(8)%	N/A
Operating expenses	$47,562	$40,502	$7,060	17%
Income from operations	$(5,722)	$3,754	$(9,476)	(252)%
Net income (loss)	$(5,250)	$1,737	$(6,987)	(402)%

Total revenue increased by 9% to $78.7 million for the three months ended September 30, 2019 from $72.4 million for the comparable period in 2018. The Company experienced increases in system sales, consumable sales, royalty revenue and service revenue, mainly attributable to the addition of our newly acquired flow cytometry business, which comprised 11% of total revenue in the third quarter of 2019. Excluding the impact of the Acquisition, revenue decreased 3% from the prior year quarter, primarily attributable to the decrease in LabCorp sales in non-automated assays. Assay revenue overall declined 13%, driven by decreases in our non-automated assay revenue, partially offset by increases in our automated assay revenue. Non-automated assay revenue comprised 46% of total assay revenue for the three months ended September 30, 2019 compared to 64% for the comparable period in 2018. Automated assay revenue, which consists of VERIGENE and ARIES® assays, grew 26% to $15.5 million for the three months ended September 30, 2019 from the comparable period in 2018.

The following table presents our revenues disaggregated by revenue source for the three months ended September 30, 2019 and 2018 as follows:

	Three Months Ended September 30,
	2019	2018	Variance	Variance (%)
	(dollars in thousands)
System sales	$15,239	$10,026	$5,213	52%
Consumable sales	13,359	11,627	1,732	15%
Royalty revenue	12,993	12,081	912	8%
Assay revenue	29,468	33,747	(4,279)	(13)%
Service revenue	5,349	3,015	2,334	77%
Other revenue	2,265	1,949	316	16%
	$78,673	$72,445	$6,228	9%

We continue to have revenue concentration in a limited number of customers. Five customers accounted for 32% of total revenue in the third quarter of 2019, down from 43% in the third quarter of 2018. In particular, our two largest customers by revenue accounted for 20% of revenue in the third quarter of 2019 (13% and 7%, respectively), a decrease from 28% of revenue from the third quarter of 2018 (14% and 14%, respectively). This decrease is mainly attributable to the reduction of LabCorp sales and we anticipate this trend to continue as discussed above under “Material Customer Activity.” No other customer accounted for more than 7% of third quarter total revenue in 2019 or 2018.

Revenue from the sale of systems and peripheral components increased 52% to $15.2 million for the three months ended September 30, 2019, from $10.0 million for the three months ended September 30, 2018, primarily resulting from the Acquisition, which contributed $5.5 million of system revenue in the three months ended September 30, 2019. This was partially offset by lower system placements in the current quarter as compared to the prior year quarter. We sold 255 multiplexing analyzers in the three months ended September 30, 2019, as compared to 284 multiplexing analyzers sold in the comparable period in 2018. This decrease was primarily driven by large purchase orders by our partners in the prior year quarter, which did not repeat at the same level in the current year quarter. As of September 30, 2019, total multiplexing analyzer shipments since inception is approximately 16,700, some of which may be retired or otherwise not in use. For the three months ended September 30, 2019, our five highest selling partners accounted for 222 systems, or 87%, of total multiplexing analyzers sold, whereas, our five highest selling partners in the comparable period in 2018 accounted for 216, or 76%, of total multiplexing analyzers sold.

Consumable sales, comprised of microspheres and sheath fluid, increased 15%, or $1.7 million, to $13.4 million in the three months ended September 30, 2019 from $11.6 million in the comparable period in 2018. During the third quarter of 2019, we had 19 bulk purchases of consumables totaling approximately $10.2 million (76% of total consumable revenue), ranging from $2.5 million to $0.1 million, as compared with 16 bulk purchases totaling approximately $8.9 million (77% of total consumable revenue) in the comparable period in 2018. The increase in revenue from bulk purchases in the third quarter of 2019 was the primary driver of the increase in consumable revenue from the prior year quarter. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty-bearing sales accounted for $7.8 million, or 58%, of consumable sales for the three months ended September 30, 2019 compared to $7.3 million, or 63%, of the total consumable sales for the three months ended September 30, 2018.

Royalty revenue, which results from our partners selling products or testing services that incorporate our technology, increased 8% to $13.0 million for the three months ended September 30, 2019, from $12.1 million for the three months ended September 30, 2018. This increase was primarily the result of higher base royalties of $1.4 million, partially offset by lower minimums and royalty audit findings of $0.5 million. We believe this increase was mainly the result of menu expansion and increased utilization of our partners’ assays on our technology. We expect modest fluctuations in the royalties submitted quarter to quarter, based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue decreased 13% to $29.5 million for the three months ended September 30, 2019, from $33.7 million for the three months ended September 30, 2018, primarily attributable to the decline in LabCorp sales. Excluding this impact, assay revenue increased 11% for the three months ended September 30, 2019 from the comparable period in 2018, and included a modest increase in the third quarter of 2019 resulting from the Acquisition. Our sample to answer assay revenue, which consists of VERIGENE and ARIES® assay sales, grew 26% to $15.5 million for the three months ended September 30, 2019, from $12.3 million on September 30, 2018. These increases were offset by a reduction in our non-automated testing assays, which decreased by 38%, driven mainly by the reduction in LabCorp’s sales of approximately $6.9 million to $2.7 million in the three months ended September 30, 2019, from $9.6 million in the three months ended September 30, 2018. LabCorp, our largest assay customer by revenue, accounted for 9% of total assay revenue for the three months ended September 30, 2019 compared to 28% for the three months ended September 30, 2018. No other customer accounted for more than 5% of total assay revenue during those periods. As discussed above under “Material Customer Activity” and previously disclosed in our prior annual and quarterly reports, our largest assay customer, LabCorp, has developed the next iteration of their women’s health portfolio with another party, which negatively impacted our assay revenue in 2018 through the third quarter of 2019.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 77% to $5.3 million during the three months ended September 30, 2019, from $3.0 million in the three months ended September 30, 2018. This increase was primarily driven by the Acquisition, which contributed more than $2.0 million of service revenue in the third quarter of 2019. Absent the impact of the Acquisition, service revenue increased 11% for the three months ended September 30, 2019 from the comparable period in 2018, primarily driven by an increase in the number of systems covered under extended service agreements. On September 30, 2019, we had more than 2,500 Luminex systems covered under extended service agreements and $6.1 million in deferred revenue related to those contracts. On September 30, 2018, we had approximately 2,300 Luminex systems covered under extended service agreements and $5.4 million in deferred revenue related to those contracts. On a consolidated basis, total deferred revenue was $9.0 million for the three months ended September 30, 2019, including approximately 517 flow cytometry systems covered under extended service agreements gained through the Acquisition.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments and revenue from agreements with U.S. government agencies, increased to $2.3 million for the three months ended September 30, 2019 compared to $1.9 million for the three months ended September 30, 2018, primarily driven by the Acquisition.

Gross Profit. Gross profit decreased 5% to $41.8 million for the three months ended September 30, 2019, as compared to $44.3 million for the three months ended September 30, 2018. Gross margin (gross profit as a percentage of total revenue) decreased to 53% for the three months ended September 30, 2019, from 61% for the three months ended September 30, 2018. This decrease in gross margin was primarily attributable to: (i) the decline in LabCorp’s assay purchases, which typically carry a higher gross margin, (ii) the absorption of higher manufacturing costs across our legacy products, and (iii) the increase in sample to answer assay revenue, which historically carries a lower gross margin. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue. For the three months ended September 30, 2019, our acquired flow cytometry margins improved a few percentage points over the prior quarter.

Research and Development Expense. Research and development expense increased to $13.3 million, or 17% of total revenue, for the three months ended September 30, 2019, from $12.0 million, or 17% of total revenue, in the comparable period in 2018. The increase in research and development expenses reflects the addition of the acquired flow cytometry personnel and related expenses, partially offset by lower direct material expenses stemming primarily from VERIGENE II development. Research and development headcount as of September 30, 2019 was 230, including 34 flow cytometry employees, as compared to 195 as of September 30, 2018. The focus of our research and development activities is the development and commercialization of the VERIGENE II System, and associated assays, the development of the SENSIPLEX System, and the development of the Guava Next Gen System.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $31.4 million for the three months ended September 30, 2019, from $26.3 million for the comparable period in 2018. The increase over the prior year quarter was primarily attributable to the addition of the acquired flow cytometry expenses, in addition to higher personnel costs. Selling, general and administrative headcount at September 30, 2019 was 486, including 86 flow cytometry employees, as compared to 368 on September 30, 2018. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 40% for the three months ended September 30, 2019, up from 36% in the comparable period in 2018.

Income taxes. Our effective tax rate for the three months ended September 30, 2019 was 8%, reflecting a $0.5 million benefit, as compared to an expense of 54%, or $2.0 million, for the three months ended September 30, 2018. Absent significant discrete items, we expect our consolidated full year effective tax rate to be between 10% to 20%. We continue to assess our business model and its impact in various tax jurisdictions.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Selected consolidated financial data for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,
	2019	2018	Variance	Variance (%)
	(dollars in thousands)
Revenue	$244,137	$234,685	$9,452	4%
Gross profit	$132,874	$147,150	$(14,276)	(10)%
Gross margin percentage	54%	63%	(9)%	N/A
Operating expenses	$147,936	$120,272	$27,664	23%
Income from operations	$(15,062)	$26,878	$(41,940)	(156)%
Net income	$(7,221)	$20,803	$(28,024)	(135)%

Total revenue increased by 4% to $244.1 million for the nine months ended September 30, 2019 from $234.7 million for the comparable period in 2018. The Company experienced increases in system sales, consumable sales, royalty revenue and service revenue primarily attributable to the addition of our newly acquired flow cytometry business, which comprised 14% of total revenue in the first nine months of 2019, as well as increases in our automated assay revenue. These increases were partially offset by a decrease in our non-automated assay revenue, mainly attributable to the decrease in LabCorp sales. Non-automated assay revenue comprised 46% of total assay revenue for the nine months ended September 30, 2019 compared to 67% for the comparable period in 2018. Automated assay revenue, which consists of VERIGENE and ARIES® assays, grew 23% to $49.1 million for the nine months ended September 30, 2019 from the comparable period in 2018.

The following table presents our revenues disaggregated by revenue source for the nine months ended September 30, 2019 and 2018 as follows:

	Nine Months Ended September 30,
	2019	2018	Variance	Variance (%)
	(dollars in thousands)
System sales	$49,503	$29,777	$19,726	66%
Consumable sales	36,819	34,466	2,353	7%
Royalty revenue	39,997	35,887	4,110	11%
Assay revenue	95,654	119,762	(24,108)	(20)%
Service revenue	16,762	8,934	7,828	88%
Other revenue	5,402	5,859	(457)	(8)%
	$244,137	$234,685	$9,452	4%

We continue to have revenue concentration in a limited number of customers. Five customers accounted for 30% of total revenue in the first nine months of 2019, down from 44% in the first nine months of 2018. In particular, our two largest customers by revenue accounted for approximately 18% of 2019 revenue (12% and approximately 6%, respectively), a decrease from 31% of 2018 revenue (18% and 13%, respectively). This decrease is mainly attributable to the reduction of LabCorp sales and we anticipate this trend to continue as discussed above under “Material Customer Activity.” No other customer accounted for more than 7% of total revenue in the first nine months of 2019 or 2018.

Revenue from the sale of systems and peripheral components increased 66% to $49.5 million for the nine months ended September 30, 2019, from $29.8 million for the nine months ended September 30, 2018, primarily as a result of the Acquisition, which contributed approximately $23.5 million of system revenue in the nine months ended September 30, 2019. This increase was partially offset by lower system placements of multiplexing analyzers in the nine months ended September 30, 2019. We sold 684 multiplexing analyzers in the nine months ended September 30, 2019, as compared to 863 multiplexing analyzers sold in the comparable period in 2018. This decrease was primarily driven by large purchase orders by our partners in the prior year, which did not repeat at the same level in 2019. As of September 30, 2019, total multiplexing analyzer shipments since inception is approximately 16,700, some of which may be retired or otherwise not in use. For the nine months ended September 30, 2019, our five highest selling partners accounted for 572 systems, or 84%, of total multiplexing analyzers sold, whereas, our five highest selling partners in the comparable period in 2018 accounted for 669, or 78%, of total multiplexing analyzers sold.

Consumable sales, comprised of microspheres and sheath fluid, increased $2.4 million to $36.8 million in the nine months ended September 30, 2019 from $34.5 million for the nine months ended September 30, 2018. During the first nine months of 2019, we had 51 bulk purchases of consumables totaling approximately $27.3 million (74% of total consumable revenue), ranging from $3.0 million to $0.1 million, as compared with 50 bulk purchases totaling approximately $25.8 million (75% of total consumable revenue) in the comparable period in 2018. The increase in revenue from bulk purchases in the nine months ended September 30, 2019 was the primary driver of the increase in consumable revenue from the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty-bearing sales accounted for $24.5 million, or 67%, of consumable sales for the nine months ended September 30, 2019 compared to $23.0 million, or 67%, of the total consumable sales for the nine months ended September 30, 2018.

Royalty revenue, which results from our partners selling products or testing services that incorporate our technology, increased 11% to $40.0 million for the nine months ended September 30, 2019, from $35.9 million for the nine months ended September 30, 2018. This increase was primarily the result of higher base royalties of $4.0 million, which we believe was primarily the result of menu expansion and increased utilization of our partners’ assays on our technology. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue decreased 20% to $95.7 million for the nine months ended September 30, 2019, from $119.8 million for the nine months ended September 30, 2018, primarily attributable to the decline in LabCorp sales. Excluding this impact, assay revenue increased 9% for the nine months ended September 30, 2019 compared to the same prior year period, driven in part by the Acquisition which made up 31% of this increase. Our sample to answer assay revenue, which consists of VERIGENE and ARIES® assay sales, grew 23%, to $49.1 million for the nine months ended September 30, 2019, from $39.8 million for the nine months ended September 30, 2018. These increases were offset by reductions in our non-automated testing assays, which decreased by 45%, driven mainly by the reduction in LabCorp’s sales of $31.2 million to $9.5 million in the nine months ended September 30, 2019, from $40.7 million in the nine months ended September 30, 2018. LabCorp, our largest assay customer by revenue, accounted for 10% of total assay revenue for the nine months ended September 30, 2019 compared to 34% for the nine months ended September 30, 2018. No other customer accounted for more than 5% of total assay revenue during these periods. As discussed above under “Material Customer Activity” and previously disclosed in our prior annual and quarterly reports, our largest assay customer, LabCorp, has developed the next iteration of their women’s health portfolio with another party, which negatively impacted our assay revenue in 2018 and through the first nine months of 2019.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 88% to $16.8 million during the nine months ended September 30, 2019, from $8.9 million in the nine months ended September 30, 2018. This increase was primarily driven by the Acquisition, which contributed more than $6.9 million of service revenue in the first nine months of 2019. Absent the impact of the Acquisition, service revenue increased 10% for the nine months ended September 30, 2019 from the comparable period in 2018, primarily driven by an increase in the number of systems covered under extended service agreements. On September 30, 2019, we had more than 2,500 Luminex systems covered under extended service agreements and $6.1 million in deferred revenue related to those contracts. On September 30, 2018, we had approximately 2,300 Luminex systems covered under extended service agreements and $5.4 million in deferred revenue related to those contracts. On a consolidated basis, total deferred revenue was $9.0 million for the nine months ended September 30, 2019, including approximately 517 flow cytometry systems covered under extended service agreements gained through the Acquisition.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments and revenue from agreements with U.S. government agencies, decreased to $5.4 million for the nine months ended September 30, 2019 compared to $5.9 million for the nine months ended September 30, 2018, primarily driven by lower parts sales and an increase in amounts paid towards global purchasing organizations, which are accounted for as a reduction in revenue.

Gross Profit. Gross profit decreased to $132.9 million for the nine months ended September 30, 2019, as compared to $147.2 million for the nine months ended September 30, 2018. Gross margin (gross profit as a percentage of total revenue) decreased to 54% for the nine months ended September 30, 2019, from 63% for the nine months ended September 30, 2018. This decrease in gross margin was primarily attributable to: (i) the decline in LabCorp’s assay purchases, which typically carry a higher gross margin, (ii) the absorption of higher manufacturing costs across our legacy products, (iii) the absorption of the Acquisition and the related acquisition accounting adjustments, which included expenses of $1.1 million for the step-up in inventory to fair value, and $0.7 million in other acquisition-related accounting adjustments associated with the acquired deferred service revenue in the nine months ended September 30, 2019, and (iv) the increase in sample to answer assay revenue, which historically carries a lower gross margin. These impacts were partially offset by a favorable change in sales mix from higher royalty revenue and consumable sales, which typically carry a higher gross margin. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue. Our acquired flow cytometry margins were approximately 42% for the nine months ended September 30, 2019. However, we expect these margins to improve in the balance of the year, as the related acquisition accounting adjustments mentioned above and one-time integration costs will not recur.

Research and Development Expense. Research and development expense increased to $43.3 million, or 18% of total revenue, for the nine months ended September 30, 2019, from $34.0 million, or 14% of total revenue, in the comparable period in 2018. The increase in research and development expenses reflects the addition of the acquired flow cytometry personnel and related expenses, higher direct material expenses driven primarily by the VERIGENE II assay development, and development of the SENSIPLEX and the Guava Next Gen Systems, and higher personnel related expenses (mainly driven by annual merit increases). Research and development headcount as of September 30, 2019 was 230, including 34 flow cytometry employees, as compared to 195 as of September 30, 2018. The focus of our research and developments activities is the development and commercialization of the VERIGENE II, and associated assays, the development of the SENSIPLEX, and the development of the Guava Next Gen System.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $96.1 million for the nine months ended September 30, 2019, from $79.8 million for the comparable period in 2018. The increase was primarily attributable to the addition of the acquired flow cytometry expenses, in addition to higher personnel costs, and stock compensation expense in the current year. Selling, general and administrative headcount at September 30, 2019 was 486, including 86 flow cytometry employees, as compared to 368 on September 30, 2018. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 39% for the nine months ended September 30, 2019, up from 34% in the comparable period in 2018.

Other income, net. Other income, net, decreased $0.6 million for the nine months ended September 30, 2019, from the comparable period in 2018, primarily from (i) a nonrecurring dividend payment of $0.4 million from one of our minority interest investments in the nine months ended September 30, 2018 that did not recur in 2019, and (ii) a $0.2 million impairment of one of our cost-method investments which was recorded in the nine months ended September 30, 2019.

Income taxes. Our effective tax rate for the nine months ended September 30, 2019 was a benefit of 52%, or $7.9 million, as compared to an expense of 24%, or $6.5 million, for the nine months ended September 30, 2018. The 52% benefit includes a $6.6 million discrete item from the first half of 2019, for a reduction in unrecognized tax benefits related to the U.S. transition tax as a result of an IRS ruling for certain aspects of the calculation of our Canadian subsidiary’s earnings. Absent significant discrete items, we expect our consolidated full year effective tax rate to be between 10% to 20%. We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$66,051	$76,441

On September 30, 2019, we held cash and cash equivalents of $66.1 million and had working capital of $142.4 million. On December 31, 2018, we held cash and cash equivalents of $76.4 million and had working capital of $151.4 million.  Cash and cash equivalents decreased by $10.4 million during the nine months ended September 30, 2019. The decrease in cash and cash equivalents from December 31, 2018 is primarily attributable to purchases of property, plant and equipment of $13.1 million and dividends of $8.1 million offset by net cash provided by operating activities of $8.2 million and proceeds from the issuance of common stock of $2.5 million.

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

Cash provided by (used in) operations, investing and financing activities was $8.2 million, $(11.2) million and $(7.7) million, respectively for the nine months ended September 30, 2019.

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

On December 31, 2018, the Company committed to purchasing the remaining inventory relating to the Acquisition from MilliporeSigma at the end of the Manufacturing and Supply Agreement and Transitional Service Agreement related to the Acquisition. We completed the committed inventory purchases in the third quarter of 2019.

Our short-term projects that are expected to require significant capital to complete include (i) our current in-process research and development of the next generation VERIGENE System, VERIGENE II, on which we began clinical trials in May 2018, (ii) the next generation xMAP System, SENSIPLEX and (iii) our in-process research and development of the Guava Next Gen System. We believe VERIGENE II, SENSIPLEX and Guava Next Gen will all launch commercially in 2020. The estimated aggregate cost to complete these projects, including completion of development of the systems, cartridge, software and the initial assays, validation, verification, clinical trials and regulatory submission, is approximately $2.5 million and is included in our research and development budget for 2019 and 2020. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners’ consumable purchasing patterns; (iv) execution of partnership agreements that include significant up-front license fees; (v) execution of our stock repurchase and dividend programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the “Safe Harbor Cautionary Statement” included in this report and the risk factors in the 2018 10-K and our other filings with the SEC.

In February 2017, the Board of Directors initiated a cash dividend program to pay a regular quarterly cash dividend. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws and corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends are in the best interests of stockholders and are in compliance with applicable laws and agreements of the Company. On February 8, 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock which was paid to shareholders of record as of the close of business on March 21, 2019 on April 11, 2019. On May 21, 2019, we announced for the tenth consecutive quarter that our Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, which was paid to shareholders of record as of the close of business on June 20, 2019 on July 11, 2019. On July 31, 2019, we announced that our Board of Directors declared an increased quarterly cash dividend of $0.09 per share of common stock, which was paid to shareholders of record as of the close of business on September 26, 2019 on October 17, 2019.

As previously stated in our recent annual and quarterly filings, LabCorp has elected to develop the next iteration of its women’s health products with another party and has indicated its ultimate intention to cease purchasing our CF products. While LabCorp extended its CF purchases through 2021, we have already experienced the loss of the women’s health portfolio and the loss or significant reduction of certain other products traditionally sold to LabCorp. These losses could have a material adverse effect on our growth and future results of operations if we are unable to effectively attract new customers, increase our sales with existing customers and/or add new products to our existing portfolio. During 2019, we expect an aggregate reduction of revenue from LabCorp of approximately $33 to $35 million as compared to fiscal 2018, of which $31 million has already been realized in the nine months ended September 30, 2019.

We hold cash and cash equivalents at various foreign subsidiaries. As a result of reductions to the U.S. taxation of dividends from foreign subsidiaries under the Tax Cuts and Jobs Act of 2017 and continued profitability of our Canadian subsidiary, in future years we may repatriate earnings of our Canadian subsidiary. The cash and cash equivalents held by this subsidiary may be more readily available to meet domestic cash requirements in the next year, but will continue to be subject to foreign withholding tax that would be incurred upon repatriation. We anticipate that cash and cash equivalents held by all other foreign subsidiaries will continue to be permanently reinvested and may not be readily available to meet domestic cash requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of domestic interest rates. A 50 basis point fluctuation from average investment returns at September 30, 2019 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions and changes in political climate.  Accordingly, our future results could be materially and adversely impacted by changes in these and other factors.

As of September 30, 2019, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi and Yen. For example, some fixed asset purchases and certain expenses are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars.  All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen and Renminbi exchange rates. A 10% change in all of these exchange rates in relation to the U.S. dollar would result in a statement of comprehensive income impact of approximately $1.3 million on foreign currency denominated asset and liability balances as of September 30, 2019. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.  As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.  Our aggregate foreign currency transaction loss was approximately $59,000 for the quarter ended September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

We have finalized the integration of the Acquisition into our system of internal controls over financial reporting. Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

When and if it appears probable in management’s judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements. If only a range of estimated losses can be estimated, we record an amount within the range that, in management’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred. We recognize costs associated with legal proceedings in the period in which the services were provided. No material legal proceedings are known to be pending as of September 30, 2019.

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Safe Harbor Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of the 2018 10-K. There have been no material changes from the risk factors previously disclosed in the 2018 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the third quarter of 2019 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2019 - 7/31/2019	616	$20.96	—	$—
8/1/2019 - 8/31/2019	142	21.51	—	—
9/1/2019 - 9/30/2019	—	—	—	—
Total Third Quarter	758	$21.06	—	$—
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

101
The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION
Date:	November 5, 2019	By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)