Form 10-K
period 2019-12-31
LUMINEX CORP
filed 2020-02-27
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
	December 31, 2019	or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __.

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	000-30109	74-2747608
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

12212 Technology Blvd.,	Austin,	Texas	78727
(Address of principal executive offices)			(Zip Code)

(512)	219-8020
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

Based on the closing sale price of common stock on The Nasdaq Global Select Market on June 28, 2019, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $848,754,179 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates.”

There were 45,168,166 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on February 26, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

SAFE HARBOR CAUTIONARY STATEMENT

This annual report on Form 10-K contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, products including ARIES®, VERIGENE® NxTAG®, Muse®, Guava®, easyCyte™, InCyte™, Amnis®, ImageStream®, FlowSight® and CellStream®, assay sales, consumables sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, regulatory approvals or the impact of laws or regulations applicable to us, plans and objectives of management for future operations, and impact of prior acquisitions or future acquisitions, integration and the expected benefit of our acquisitions are all forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•
concentration of our revenue in a limited number of direct customers and strategic partners, some of which may experience decreased demand for their products utilizing or incorporating our technology, periodic variability in their purchasing patterns or practices as a result of internal resource planning challenges, or budget or finance constraints in the current economic environment;

•	risks and uncertainties relating to market demand and acceptance of our products and technologies, including ARIES®, MultiCode®, NxTAG®, xMAP®, VERIGENE®, Muse®, Guava®, and Amnis® products;

•	our ability to scale manufacturing operations and manage operating expenses, gross margins and inventory levels;

•	our ability to obtain and enforce intellectual property protections on our products and technologies;

•	the impact on our growth and future results of operations with respect to the loss of the LabCorp women’s health business;

•	our ability to successfully launch new products in a timely manner;

•	dependence on strategic partners for development, commercialization and distribution of products;

•	risks and uncertainties associated with implementing our acquisition strategy;

•	our challenge to identify acquisition targets including our ability to obtain financing on acceptable terms;

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
___________________

Luminex®, xMAP®, xTAG®, NxTAG®, Luminex® 100/200™, Luminex® SD™, FLEXMAP 3D®, MicroPlex®, MAGPIX®, MagPlex®, SeroMAP™, xPONENT®, LumAvidin®, MultiCode®, SYNCT™, ARIES®, VERIGENE®, xMAP® INTELLIFLEX, agPlex-TAG™, and Flex®, Muse®, Guava®, easyCyte™, InCyte™, Amnis®, ImageStream®, FlowSight®, CellStream®, INSPIRE™, IDEAS®, SpeedBead®, easyCheck™, FlowCellect®, ViaCount™, and Guava Nexin® are trademarks of Luminex Corporation or one of its subsidiaries. This report also refers to trademarks, service marks and trade names of other organizations.

PART I
ITEM 1. BUSINESS

Overview

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences industries, including diagnostics, pharmaceuticals and research. These industries depend on a broad range of tests, called assays, to perform diagnostic testing, conduct life science research and perform pharmaceutical testing. We have established a position in several segments of the life sciences industries by developing and delivering products that satisfy a variety of customer needs in specific market segments, including multiplexing, accuracy, precision, sensitivity, specificity, reduction of labor and ability to test for proteins and nucleic acids. These needs are addressed by our proprietary technologies.

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

xMAP technology has an advantage due to its ability to analyze both proteins and nucleic acids. This allows customers to utilize a single platform to evaluate samples across more biological parameters, which generates a more complete assessment of these samples. Alternative technologies are typically restricted to either proteins or nucleic acid, requiring customers to use two or more technologies from other vendors to get the same information.

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

By performing multiple assays at one time, xMAP technology is designed to be cost-effective for customers compared to competitive techniques such as enzyme-linked immuno-sorbent assay (ELISA) or real-time polymerase chain reaction (PCR). By analyzing only those assays in which a customer is interested, xMAP is also more cost-effective than most competing microarray technologies. In addition, microsphere-based assays are inexpensive compared to other technologies, such as chip-based microarrays.

Two types of microspheres—polystyrene microspheres and polystyrene magnetic microspheres—are both fundamental components of the xMAP technology. We purchase and manufacture microspheres and, in a proprietary process, dye them with varying intensities of proprietary dyes to achieve up to 500 distinct colors. The specific dye proportions permit each color-coded microsphere to be readily identified based on its distinctive fluorescent signature. Our customers create assays by attaching different biochemical reactants to each distinctly colored microsphere set. These unique reactants bind, or capture, specific substances present in the test sample. The microsphere sets can then be combined in test panels as required by the user, with a maximum of 500 tests per panel. Customers can order either standard microspheres or magnetic microspheres.

To perform an assay using xMAP technology on our systems, a researcher attaches biomarker detectors such as antibodies or nucleic acid oligos to one or more sets of color-coded microspheres, which are then mixed with a test sample. This mixture is injected into an xMAP analyzer, such as the Luminex 200 instrument, where the microspheres pass single-file in a fluid stream through two laser beams. The first laser excites the internal dyes that are used to identify the color of the microsphere and the test being performed on the surface of the microsphere. The second laser excites a fluorescent dye captured on the surface of the microspheres that is used to detect the result of the assay taking place. Our proprietary optics, digital signal processors and software record the fluorescent signature of each microsphere and compare the results to the known identity of that color-coded microsphere set. The results are analyzed and displayed in real-time with data stored on the computer database for reference, evaluation and analysis.

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

Our Amnis/Guava® Technologies

Due to our acquisition of EMD Millipore Corporation’s flow cytometry portfolio, which closed on December 31, 2018, we now have both Amnis® and Guava® technologies. Amnis systems are a family of imaging flow cytometry products for cell-based analysis. With the proprietary Amnis charge-coupled device detection and time-delayed integration (CCD-TDI) technology, CellStream® provides fluorescence and small particle sensitivity in a highly customizable flow cytometer. FlowSight® and ImageStream® Imaging Flow Cytometers combine the speed and sensitivity of flow cytometry with the functional detail and spatial information of microscopy. The Guava portfolio of products, which are versatile, easy-to-use cytometry systems based on microcapillary fluidics technology, include the Muse® Cell Analyzer, a simple, compact, and affordable system for absolute cell counting, viability, and basic cell health analyses, and the Guava easyCyte™ System, a versatile benchtop platform for additional, multi-dimensional cell health and biological assessments.

This acquisition expanded Luminex’s existing offering of flow-based detection systems, which is centered around our innovative xMAP® multiplexing technology, with approximately 17,000 xMAP systems sold worldwide, some of which may be retired or otherwise not in use. The results of operations for this acquisition have been included in Luminex’s consolidated financial statements beginning January 1, 2019.

Our Non-Automated Technologies

Our xTAG® technology consists of several components, including multiplexed PCR or target identification primers, DNA Tags, xMAP microspheres and data analysis software. xTAG technology permits the development of molecular diagnostic assays for clinical use by hospital and reference laboratories. xTAG technology has also been applied to human genetic assays, pharmacogenetic assays and infectious disease assays.

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

Our ARIES® Technology

The ARIES® System is our sample to answer platform for our MultiCode®-RTx technology, including In Vitro Diagnostic (IVD) assays. The ARIES® System is a clinical test system which automates and integrates extraction of nucleic acid from a clinical sample, performs real-time PCR, and detects multiple signals generated by target-specific probes. The ARIES® System is used with specific assays to measure multiple analytes indicative of infectious disease. The ARIES® System uses internal barcode scanning and other advanced features to minimize operator errors. Each independent module supports from one to six cassettes, allowing both short turn around testing (STAT) and batch testing. The ARIES® System can run both IVD and MultiCode® Analyte Specific Reagents (ASRs) simultaneously with a common Universal Assay Protocol.

Our VERIGENE Technology

Our offering in the molecular diagnostic market segment includes proprietary diagnostic tools that enable rapid and accurate detection of respiratory, gastrointestinal and bloodstream infections. Our U.S. Food and Drug Administration (FDA) cleared VERIGENE® Gram-Positive Blood Culture (BC-GP) and Gram-Negative Blood Culture (BC-GN) test panels for the early detection of pathogens associated with bloodstream infections are leading products in the high-growth bloodstream infection testing segment. In addition to detecting bacteria, these panels also detect yeast and identify antibiotic resistance markers. In contrast to traditional methodologies, which can take several days, these assays enable physicians to identify pathogens, including any associated resistance markers, and prescribe the most appropriate antibiotic regimen, all within 2.5 hours after identification of a positive blood culture. The ability for clinicians to make earlier, better informed therapeutic decisions results in improved patient outcomes and lower healthcare costs. Our VERIGENE product offering also includes FDA-cleared products for the detection of gastrointestinal and respiratory infections. These consist of a targeted product for the detection of C. difficile, as well as highly multiplexed molecular enteric, blood and respiratory pathogen panels, which test for a wide spectrum of microorganisms often associated with these types of infections. With the combination of the ARIES® and VERIGENE platforms, Luminex offers customers automated molecular platforms for both syndromic and targeted molecular diagnostic testing.

The VERIGENE System is an automated multiplex-capable system that rapidly and accurately detects infectious pathogens and drug resistance markers. The VERIGENE System consists of: (i) VERIGENE Test Cartridges, which are single-use, self-contained test units, and (ii) VERIGENE instruments, including the VERIGENE Processor SP, which is a modular benchtop analyzer, that combines automated nucleic acid extraction, purification, amplification (if needed), and hybridization in each module, as well as the VERIGENE Reader, which manages sample information and reads results from processed cartridges. Tests that run on the VERIGENE System are primarily designed to identify infections in the bloodstream, respiratory tract, and gastrointestinal tract.

The VERIGENE System utilizes advanced automation and proprietary chemistry to enable rapid sample to answer detection of nucleic acid and protein targets. NanoGrid Technology, a unique gold nanoparticle probe chemistry, is the driving force behind all VERIGENE tests, providing a foundation for the VERIGENE System’s menu of clinically meaningful diagnostics.

In addition to our menu of infectious disease tests, we are currently developing a next generation VERIGENE System, VERIGENE II, that we expect will deliver an improved user experience. This next generation system is designed to provide a reduced time to result, an improved user interface and a room temperature cartridge, all in a fully automated sample to answer system with an optimized footprint. In addition, customers using this system will have the ability to select both individual and groups of targets on assays using Flex pricing. This approach to target selection allows customers to save money by only paying for the targets they wish to see, which will often align with healthcare standard of care guidelines, where applicable. If these results do not provide a conclusive diagnosis, additional targets that were tested for but not released can immediately be viewed for an incremental charge.

Market Approach / Sales and Marketing

               Our three primary focus areas for continued revenue growth, as well as our sales and marketing strategies to achieve such growth, is as follows:

1. Molecular Diagnostics: the development and sale of molecular diagnostic assays utilizing our proprietary MultiCode®, xMAP and VERIGENE technologies for use on our installed base of automated and non-automated systems.  Our molecular diagnostic assay sales and marketing strategy is to expand the installed base and utilization of xMAP, xTAG, NxTAG®, ARIES® and VERIGENE product lines. We sell the xTAG, NxTAG, MultiCode, ARIES® and VERIGENE product lines primarily through a direct sales channel. Building a direct relationship with customers is a critical component of our sales and marketing strategy to launch innovative products such as VERIGENE Systems, NxTAG Respiratory Pathogen Panel (RPP) and ARIES® Systems. In addition, we market and sell our clinical diagnostics products to group purchasing organizations (GPOs) and integrated healthcare delivery networks. These efforts support and enable our selling efforts to individual laboratories, for example by contracting with GPOs to provide standardized pricing and terms for member hospitals. Our assays are primarily focused on multiplexed applications for the human molecular clinical diagnostics market and are also focused on three segments of the molecular diagnostic testing market: infectious disease, human genetics and personalized medicine.

2. Licensed Technologies Group (LTG): the sustained expansion of our partnership revenues through the introduction of an innovative new xMAP system and continued fulfillment of our partners needs in their respective fields of use. Our LTG sales and marketing strategy is focused on generating recurring revenues from the sale of Luminex developed assays, microspheres and other consumables, as well as from royalties on kits and testing services developed or performed by partners. Our strategic partners include immune/clinical diagnostics, protein diagnostic, pharmaceutical and life sciences companies that develop applications and/or provide testing services using our xMAP technology platforms. Some partners also distribute xMAP Systems to their customers.

We continue to work with strategic partners as the primary distribution channel for our xMAP Systems, and we will continue to pursue new partnerships focusing on partners with market presence in the key partner segments described below. Some of our strategic partners develop application-specific kits for use on our xMAP Systems that they, in turn, sell to their customers, thereby generating royalties for us. Certain strategic partners also perform testing services for third parties using our xMAP products, which also result in royalty revenue. We also contract with distributors to purchase and resell xMAP Systems and consumables in geographic or application-specific areas not covered by strategic partners.

We update our LTG listing regularly to reflect partner consolidations resulting from mergers and acquisitions, commercial sales inactivity, as well as termination or expiration of existing non-performing partner agreements. As of December 31, 2019, we had 82 strategic partners, compared to 74 strategic partners as of December 31, 2018. During 2019, we had 55 strategic partners with commercialized products utilizing xMAP Technology submitting royalties. Of these 55 strategic partners, 30 principally serve the clinical diagnostics market and 25 principally serve the life science research market. Revenues from these 55 commercialized, royalty-submitting, strategic partners constituted 43% of total revenue for 2019. We also believe our strategic partners provide us with complementary capabilities in product development, regulatory expertise and sales and marketing. By leveraging our strategic partners’ assay development capabilities, customer relationships and distribution channels, we believe that we can continue to achieve measurable market penetration and product adoption. Our current partners are in various stages of development and commercialization of products that incorporate our technology.

We also serve as an original equipment manufacturer (OEM) for certain strategic partners that choose to sell components of the xMAP product line as an embedded system under their own branding and marketing efforts. Luminex and these partners have sold approximately 17,000 xMAP-based instruments in laboratories worldwide as of December 31, 2019, some of which may be retired or otherwise not in use.

3. Flow Cytometry: the continued innovation of our proprietary image based flow cytometry technology. Our flow cytometry sales and marketing strategy is to become a global leader in flow cytometry, competing in all markets with disruptive and differentiated solutions by expanding our position in the research markets, building our diagnostic capabilities and increasing content generation. We expect that the growth of our flow cytometry business will be driven by our pipeline of new product launches and expanding our positions in the pharma, academic, diagnostics and industrial markets, which should grow our recurring revenue in service, research and clinical reagents, and clinical trial solutions. In turn, we expect these accomplishments will drive geographic expansion in both established and developing markets.

We sell the Amnis and Guava Flow Cytometry Systems through a direct sales channel in developed markets in North America, Europe, the Middle East, Africa and the Asia-Pacific region, and through distribution partners in emerging markets in Southeast Asia, Africa, and Latin America. The near-term goals of this business line are to strengthen the flow cytometry direct sales channel through integration into the Luminex sales function and expand our distribution networks in emerging markets. Our flow cytometry business has built healthy relationships with its customer base and has a reputation for quality customer support through its sales team and field application scientists, as well as technical service and instrument repair teams. We anticipate continuing to leverage these strengths to expand our installed base of instruments and concomitant recurring sales of reagents, software licenses and services.

The following systems and assays are available on the market as of December 31, 2019:

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

We have plans to submit additional assays to regulatory authorities in 2020, including the FDA and foreign equivalents, for market authorization in order to comply with established guidelines across the jurisdictions in which we participate.

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

The table below briefly describes the key assay technologies in the life sciences industries:

KEY TECHNOLOGIES	DESCRIPTION	MARKETS SERVED
Sequencing	Instruments which “read” the nucleotide sequence of DNA or ribonucleic acid (RNA) by a variety of methods including Next Generation Sequencing methods	Biomedical research and clinical diagnostics
BioChips/Microarrays	High-density arrays of DNA fragments or proteins attached to a flat glass or silicon surface	Biomedical research and clinical diagnostics
Automated Immunoassays	Automated test tube-based instruments used for detecting antibodies, proteins and other analytes	Clinical diagnostics
Gels and blots	Physical separation of molecules or analytes for visualization	Biomedical research and clinical diagnostics
PCR methods	Tests which use PCR technology to test DNA and RNA	Nucleic acid testing in clinical diagnostics and biomedical research
Microfluidics chips	Miniaturized liquid handling system on chips	Biomedical research and clinical diagnostics
Microtiter-plate based assays	Plastic trays with discrete wells in which different types of assays are performed, usually ELISA tests	Drug discovery, clinical diagnostics and biomedical research
Genotyping technologies	DNA primers or probes designed to identify small differences between DNA targets	Drug discovery, clinical diagnostics and biomedical research
Gene expression technologies	DNA primers or probes designed to measure the degree of transcriptional activity of a specific gene, indicating how active the cells are in making the protein encoded by that gene	Drug discovery, clinical diagnostics and biomedical research
Mass Spectrometry	Analytical technique and type of instrument used to identify the mass of ionized molecules or molecular fragments	Blood culture identification, pathogen fingerprinting

The table below briefly describes our key systems and technologies:

SYSTEMS	TECHNOLOGIES
Luminex® 100/200™	xMAP Technology
FLEXMAP® 3D	xMAP Technology
MAGPIX®	xMAP Technology
ARIES® and ARIES® M1	xTAG® and MultiCode Technologies
VERIGENE®	NanoGrid Technology
Amnis® FlowSight®	Amnis CCD-TDI Technology
Amnis® ImageStream®	Amnis CCD-TDI Technology
Amnis® CellStream®	Amnis CCD-TDI Technology
Guava easyCyte™	Guava Microcapillary Technology
Muse® Cell Analyzer	Guava Microcapillary Technology

Business Strategy

Our Company’s current focus is both on solidifying our leadership position as a provider of effective tools for diagnostic and research use, as well as establishing Luminex as a market leader in the molecular diagnostic market. To achieve these objectives, we have implemented and are pursuing the following strategies:

•	Focus on key markets

We have identified the following goals in our key market segments: (i) expanding usage of our automated molecular infectious disease testing, (ii) enabling and expanding end markets for our xMAP technologies through our partnership arrangements, and (iii) developing and expanding the image-based flow cytometry market. We will continue to employ a combination of a partnership-driven business model and a product-driven sales model focused on selected market segments and assay applications to achieve our goals.

•	Develop and deliver market-leading molecular diagnostic platforms and assays

Our research and development and our acquisition activity have expanded the breadth of technology and solutions we offer our customers to meet their needs. We acquired the MultiCode RTx real-time PCR technology for both quantitative and qualitative low-plex real-time PCR assays and the GenturaDx IDbox sample to answer platform, which is compatible with our MultiCode RTx technology, to provide our customers with a complete system for their real-time PCR assays. The GenturaDx IDbox was further developed and launched as the ARIES® System. A key focus currently is the development of additional assays for our ARIES® System. The ARIES® System, when combined with our proprietary real-time PCR chemistry and a new menu of highly automated assays that we have developed, offers a differentiated, easy to use diagnostic solution. The ARIES® System is designed to help clinical diagnostic laboratories overcome their daily challenges: minimizing healthcare cost increases while maintaining the overall quality of healthcare, the scarcity of highly trained laboratory personnel and limited lab bench space. The ARIES® System offers barcode-based data entry, an efficient workflow, a slim design that occupies minimal bench space, and universal assay protocols that enable true walkaway automation and the ability to simplify laboratory developed tests (LDTs).

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

We have developed a full range of multiplexing instruments and consumables to cover a broad range of customer applications and budgets. We have developed, and continue to improve, our proprietary chemistries for our multiplex assays in areas such as infectious disease testing, human genetic testing and personalized medicine testing. All of these technology solutions provide our customers with a breadth of innovative solutions to meet their many testing needs.

We have continued the development of the VERIGENE II System. We initiated clinical studies on the system and its first assay in 2018 and currently expect to commercially launch the VERIGENE II System by the middle of 2020. We are also developing the next generation Guava System (Guava Next Gen System). We currently believe the Guava Next Gen System will commercially launch in 2020.

In the fourth quarter of 2015, we launched our sample to answer platform, ARIES® System. We have also received FDA clearance for seven assays that run on the ARIES® System.

In addition, we are collaborating with industry participants, biomedical research institutions and government entities to develop additional products on our platforms. We continuously consider other adjacent markets where our platform and assay offerings would be beneficial.

We have improved the simplicity and ease of use of our multiplex products through the development of a version of our multiplex PCR technology. This NxTAG chemistry enables customers to experience streamlined workflow without sacrificing throughput. We recognize that the crucial aspect of our current technology that we want to preserve for our larger customers is the ability to process samples from 1 to 96 patients in a single batch. This throughput flexibility and capacity is a crucial aspect for tests like our xTAG Respiratory Pathogen Panel (RPP), in which seasonality and local outbreaks can cause testing volumes to surge unpredictably. We offer the convenience of a one-step workflow with the throughput of a batch-based system. In addition, products using this chemistry are expected to have the convenience of room temperature shipping and storage. Additionally, we continue pursuing projects such as the development of consumables, automation, software and the expansion and enhancement of our multiplexing capabilities to advance our technologies and market acceptance.

We are working on the development of a next generation bead-based multiplexing instrument, xMAP INTELLIFLEX. This new system will provide the opportunity to address both expanding and evolving market needs, plus an opportunity for existing users to upgrade to a refreshed version of bead-based multiplexing. We currently expect to have a commercial launch mid-2020.

•	Actively pursue acquisitions that could accelerate our business strategies

We utilize analytical tools and an evaluation template to assess potential acquisition targets to accelerate our business strategies in the key markets described above. This approach led to several successful acquisitions historically, including GenturaDx, which is the foundation of our ARIES® System, Nanosphere, which is the foundation of the VERIGENE System and EMD Millipore Corporation’s flow cytometry portfolio. We actively evaluate opportunities to enhance our capabilities or our access to targeted markets and technologies, to provide us other advantages in executing our business strategies in our key markets.

•	Continue to develop the partnership channel focused in select key markets

As of December 31, 2019, 55 of our 82 strategic partners have developed and commercialized xMAP-based assays and are paying royalties to us. We also have strategic partners who distribute Luminex products. During 2019, the 55 strategic partners who have commercialized xMAP based assays accounted for approximately 42% of our total revenue and all of our strategic partners represented approximately 43% of our total revenue. We intend to continue pursuing opportunities to expand market acceptance of xMAP technology through development, marketing and distribution partnerships with leading companies in the life sciences markets. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base. Furthermore, our partners’ investments in research and development for xMAP applications provide Luminex xMAP customers with more assay options than any one company or Luminex could develop and commercialize individually.

We continue to focus our commercialization efforts through our strategic partners covering large sectors of the life science research market, where Luminex believes it has competitive advantages over alternative technologies and approaches. We define strategic partners as those companies in the life sciences markets that develop and distribute assays and tests on xMAP technology or may only distribute our xMAP technology-based systems and consumables. With our partners’ support and through our direct commercial efforts in the molecular diagnostics clinical laboratory segment, we have targeted major pharmaceutical companies, large clinical laboratories, research institutions and major medical institutions for our principal marketing efforts. We believe that these customers provide the greatest opportunity for maximizing the use of xMAP-based products and that continued adoption by these industry leaders will promote wider market acceptance of our xMAP technology.

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

MAGPIX®. The MAGPIX System is a versatile multiplexing analyzer capable of performing qualitative and quantitative analyses of proteins and nucleic acids in a variety of sample matrices. This system can measure up to 50 analytes in a single reaction volume, reducing sample input, reagents and labor, while simultaneously improving productivity. The MAGPIX System is based on an innovative detection mechanism that uses LEDs and a charge-coupled device (CCD) imaging system, rather than the lasers and detection mechanisms used in our FLEXMAP 3D and Luminex 100/200 instruments.

ARIES®. The ARIES® System is a sample to answer real-time PCR platform. The ARIES® System uses internal barcode scanning and other advanced features to minimize operator errors. Two independent modules each support from one to six cassettes, allowing for both STAT and batch testing. The ARIES® System can run both IVD assays and MultiCode® ASRs simultaneously with a common Universal Assay Protocol. In addition, it can run traditional hydrolysis probe technology for LDTs using the ARIES® Exo+ Ready Mix. An integrated touchscreen computer eliminates the need for a separate computer, stand-alone keyboard and mouse, thus maximizing valuable bench space.

ARIES® M1. The ARIES® M1 System is a single-module version of the ARIES® System. It shares the same cassette-based sample to answer molecular diagnostic workflow as the ARIES® System, reducing hands-on time and simplifying operations. The ARIES® System is also able to run up to 6 different assays in different sample types in a random batch via Universal Assay Protocol, including LDTs.

VERIGENE® Reader and Processor SP. The VERIGENE System is a semi-automated, multiplex, molecular analysis system for the clinical diagnostics market. The VERIGENE System consists of a microfluidics processor, touchscreen reader and disposable test cartridges. The microfluidics processor interacts with and manipulates various functional components of the test cartridge, accomplishing a number of necessary steps, including target binding to the nucleic acid, gold nanoparticle probe hybridization, intermediate washes, and signal amplification (if required for the assay). The reader houses the optical detection module that illuminates the test slide and automated spot recognition software analyzes the resulting signal intensities and provides the test results. The reader also serves as the control station for the VERIGENE System and features a simple and intuitive touchscreen interface that allows users to track samples and test cartridges, initiate and monitor test processing, analyze results and generate reports. The novel Flex® Software capability associated with the Respiratory Flex assay allows the user to select and pay for only the targets of interest, reducing overall cost. The reader is also web-enabled to allow remote access to results and reports.

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

Amnis® ImageStream® Mark II Imaging Flow Cytometer. The ImageStream System is a benchtop, multispectral, imaging flow cytometer designed for the acquisition of up to 12 channels of cellular imagery at up to 60X magnification. By collecting large numbers of digital images per sample and providing a numerical representation of image-based features, the ImageStream System combines the per cell information content provided by standard microscopy with the statistical significance afforded by large sample sizes common to standard flow cytometry. With the ImageStream System, fluorescence intensity measurements are acquired as with a conventional flow cytometer; however, the best applications for the ImageStream System take advantage of the system’s imaging abilities to locate and quantify the distribution of signals on, in or between cells.

Amnis® CellStream®. The new CellStream Flow Cytometer delivers high sensitivity and flexibility for cell and particle analysis. This compact system may be configured with up to seven lasers to adapt to a wide range of analytical requirements. With highly sensitive and configurable optics, researchers benefit from multiparameter detection capabilities, while maintaining the flexibility to tailor and expand the system according to their research needs and budget.

Guava easyCyte™ Benchtop Flow Cytometer. The Guava easyCyte line includes compact benchtop flow cytometer models that offer up to 3 lasers and 14 parameters with excellent sensitivity and optional high throughput auto-sampling capabilities. Guava easyCyte Systems use patented, microcapillary, laser-based technology capable of detecting mammalian and microbial cells, particles and beads. A sample of fluorescently labeled cells is aspirated into a uniquely proportioned microcapillary flow cell providing direct absolute counting of cells without reference beads. Forward and side scatter characteristics are detected by photodiode, and fluorophores excited by the violet, blue or red laser emit signals that are spectrally filtered to resolve up to 10 fluorophores simultaneously. The instruments are supported by a line of 13 reagent FlowCellect® Kits and elegant InCyte™ acquisition and analysis software.

Muse® Cell Analyzer. The Muse Cell Analyzer is a simple, compact, easy-to-use benchtop device that uses patented miniaturized fluorescent detection and microcapillary technology to deliver accurate, precise and quantitative cell analysis. It is versatile enough to analyze both suspension and adherent cells 2–60 μm in diameter and includes a user-friendly touchscreen interface, intuitive software and optimized “Mix-and-Read” assays.

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

Software

xPONENT®. Our xPONENT Software is included in all of our xMAP instruments and enhances both ease-of-use and automation capabilities, expanding xMAP functionality in our core markets. The software suite incorporates important features, all designed to simplify laboratory workflow and increase productivity, including enhanced security (21 CFR Part 11 compliance and electronic signatures), integration capabilities that allow customers to transmit and receive data from Laboratory Information Systems (LIS/LIMS), integration with the most popular automated sample preparation systems, the ability to run magnetic bead applications and touchscreen capability. xPONENT is sold on new Luminex 100/200, FLEXMAP 3D, and MAGPIX Systems and is available as an upgrade to existing Luminex systems in the marketplace.

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

SYNCTTM. Our SYNCT data management software solution can compile data from multiple ARIES® Systems, or multiple MAGPIX Systems (NxTag-enabled), assisting laboratories to better leverage their data to decrease laboratory costs and improve patient care. In addition, SYNCTTM Standard Curve Analysis Software enables labs to create quantitative LDTs.

IDEAS®. Our IDEAS image analysis software for our Amnis Flow Cytometers provides detailed analysis of intensity, location and co-location of probes. IDEAS offers powerful tools for high content, statistically robust analysis of images, as well as standard flow cytometry graphing tools and statistics for hundreds of morphological features in addition to intensity.

Clinical Diagnostic Assay Product Families

A product family consists of two or more assays that are focused on similar or related markets. Each assay consists of a combination of chemical and biological reagents and our proprietary technologies used to perform diagnostic and research assays on samples. As of February 26, 2020, the following product families are commercially available:

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

MultiCode Assays and Product Family

This product family includes our FDA-cleared HSV 1&2 Assay as well as a number of ASRs and other products. These products are generally designed to detect infectious agents in clinical samples using our proprietary MultiCode-RTx real-time PCR chemistry. We carry a diverse portfolio of bacterial, viral, fungal and protozoan pathogen primers for global laboratory professionals and are an OEM of instrumentation for certain of our customers.

ARIES® Assays and Product Family

ARIES® Cassettes. ARIES® Cassettes are self-contained assay consumables designed to run a fully automated, sample to answer molecular assay on the ARIES® System. The cassettes make use of proprietary injection-molded parts, as well as MultiCode and other reagents, to perform automated extraction, purification, elution, amplification and analysis of nucleic acid testing from a variety of different sample types.

This product family includes our FDA-cleared and CE-marked ARIES® HSV 1&2 Assay, ARIES® Flu A/B & RSV Assay, ARIES® GBS Assay, ARIES® Group A Strep Assay, ARIES® Bordetella Assay, and ARIES® C. difficile Assay. In addition, we launched an FDA-cleared ARIES® MRSA Assay in 2019.

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

This product family includes our FDA-cleared and CE-marked VERIGENE Bloodstream Infection tests, VERIGENE Gastrointestinal Infection tests, including the VERIGENE C. difficile Test and the VERIGENE Enteric Pathogens Test, and the VERIGENE Respiratory Pathogens Flex Test, as well as other VERIGENE next generation assays in development.

Customers

In 2019, only one partner accounted for more than 10% of our total revenues. Thermo Fisher Scientific Inc. accounted for 12%, 14% and 15% of our total revenues in 2019, 2018 and 2017, respectively. LabCorp accounted for 5%, 15% and 20% of our total revenues in 2019, 2018 and 2017, respectively. No other customer or partner accounted for more than 10% of our total revenues in 2019, 2018 or 2017; however, Bio-Rad Laboratories, Inc., a partner, accounted for 5%, 6% and 6% of our total revenues in 2019, 2018 and 2017, respectively. The loss of any of these customers or partners could have a material adverse effect on our business, financial condition and results of operations.

International Operations

We currently ship products to a number of customers outside the United States, primarily including customers in Canada, Europe and the Asia-Pacific region. For the annual periods ended December 31, 2019, 2018 and 2017, foreign shipments to customers totaled $82.3 million, $54.1 million and $49.7 million, respectively, representing 25%, 17% and 16%, respectively, of our total revenues for such periods. We have foreign subsidiaries in Canada, the Netherlands, the United Kingdom, Germany, France the People’s Republic of China, Japan, and Hong Kong, which increase our international support, service and marketing capabilities. Sales to territories outside of the U.S. are primarily denominated in U.S. dollars. We believe that our activities in some countries outside the U.S. involve greater risk than our domestic business due to foreign economic conditions, exchange rate fluctuations, local commercial and economic policies and political uncertainties. See Note 16 to our Consolidated Financial Statements.

Customer Operations

Our Customer Operations Group provides technical support, field service and assistance to our customers, our distributors, our strategic partners and their customers. Most of our customer operations personnel have experience as biologists, biochemists or electrical engineers and have extensive experience in academic, industrial and commercial settings. Cross-training is a major focus, as is empowering group members to solve problems outside of their primary assignment.

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

Training

We offer comprehensive programs in basic system training, advanced assay development, instrument field service and technical support functions. A portion of our training material is web-based and available online. Customers have the option to receive training on-site at their location or locally, with our staff based at our Austin, Texas, Northbrook, Illinois, European, Chinese or Japanese offices.

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

Research and Development

Our research and development groups work to develop next generation systems, chemistries, assays and software to provide new, innovative products to our customers. Our research and development expense for the years ended December 31, 2019, 2018 and 2017, was $56.2 million, $47.2 million and $45.7 million, respectively.

Our current research and development projects include:

•	New platform and technology development

We are working on the development of the next generation, sample to answer, molecular diagnostic, automated VERIGENE II platform. This involves the final design and development of the instrument, consumables and software as well as the development of a menu of assays for this system. We currently expect to commercially launch the VERIGENE II System in 2020.

•	New sample to answer menu development

We have a pipeline of new syndromic assays for use on the next generation VERIGENE II platform. These automated assays are primarily in the area of infectious disease testing.

•	xMAP® INTELLIFLEX system

Our Next-Generation xMAP system is nearing testing with partners and we expect will be ready for commercial launch by the middle of 2020. Among other activities, our partners will need to validate the backward capability of previously developed kits and plan their launches of new kits that will be able to take advantage of the increased sensitivity of this next generation xMAP System.

•	Guava Next Gen

Our flow cytometry research and development group has been working on a next generation Guava instrument that will provide researchers with simplified benchtop flow cytometry combined with an easy to use software interface. This new instrument will allow researchers to perform basic to advanced analysis with a consistent and reliable platform on the benchtop. These researchers will be in academia, pharma, government and biotechnology segments, and will be conducting research in areas such as immunology, cancer, bacteria, and others. This product will be a research use only product but is expected to launch worldwide by the middle of 2020.

Manufacturing

We have approximately 134,000 square feet of leased manufacturing space, including space located at our principal executive offices in Austin, Texas (74,000 square feet), in Madison, Wisconsin (12,000 square feet), in Toronto, Canada (11,700 square feet), in Northbrook, Illinois (26,300 square feet) and in Seattle, Washington (10,000 square feet).

We initially certified our Quality Management System (QMS) to the ISO 9001:2000 standard and in 2010 updated our certification to ISO 9001:2008. ISO is an internationally recognized standard for quality management systems. Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards. Recertification is required every three years and we have been successfully recertified in each applicable year since obtaining our original ISO certification. Also, we have our QMS certified to the ISO 13485:2012 Quality Management Standard and the Canadian Medical Devices Regulation (CMDR). These standards include a special set of requirements specifically related to the supply of medical devices and related services. Additionally, we manufacture to current FDA “Good Manufacturing Practice” requirements and our QMS is implemented in accordance with FDA Quality System Regulations (21 CFR 820).

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

Instruments

Component suppliers and contract manufacturers provide certain components and component assemblies of our xMAP and ARIES® Systems. The remaining assembly and manufacturing of our systems are performed at our facilities in Austin, Texas and Northbrook, Illinois. The quality control and quality assurance protocols are all performed at our facilities. Parts and component assemblies that comprise our technology systems are obtained from a number of sources. We have identified alternate sources of supply for several of our strategic parts and component assemblies. Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. As of December 31, 2019, approximately 17,000 Luminex multiplexing analyzers have been shipped since 1999, some of which may be retired or otherwise not in use.

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

Flow cytometry is a well-established field that has grown into a multi-billion dollar market, including research and clinical systems and applications. Competition for our flow cytometry systems is expanding as established competitors consolidate their positions and new competitors and technologies enter and grow within the field.  BD Biosciences and Beckman Coulter are long-time leaders in the field and hold the majority of the market share. Mid-term competitors include Miltenyi Biotec, Bio-Rad, Sony Biotechnology, and Attune (part of ThermoFisher Scientific). Newer competitors include ACEA Biosciences and Cytek Biosciences. Our imaging flow cytometry systems cross over into both imaging and microscopy areas and face a number of competitors in these fields, as well as new competitors developing imaging-in-flow systems.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality agreements. We have filed for registration or obtained registration for trademarks used with our products and key technologies.

We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our current and anticipated customer base. We currently own 770 issued patents worldwide directed to various aspects and applications of our products and technology, including 238 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technology include, among others, France, Germany, the United Kingdom, Australia, Japan, the Netherlands, Canada, Hong Kong, China and South Korea. Our patent portfolio also includes 160 pending patent applications in the United States and other foreign jurisdictions. We believe our patents and pending patent applications provide, or will provide, protection for systems and technologies that allow real-time multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold patents covering the fluorescently dyed, magnetically responsive microspheres. In addition, multiple granted patents and pending applications describe aspects of MultiCode technology, xTAG technology, nanoparticle technology, the ARIES® and VERIGENE Systems, NxTAG technology, imaging flow cytometry technology and capillary flow cytometry technology.

The source code for our proprietary software is protected as a trade secret and/or as a copyrighted work. Aspects of the software also are covered by issued patents.

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

Food and Drug Administration

In general, the products that we manufacture are considered to be medical devices and are subject to regulation in the United States by the FDA. We also manufacture versions of the Luminex instruments for use with diagnostic assay kits that are available through our strategic partners. For FDA purposes, Luminex systems are considered components of our partners’ kit products. Kits manufactured by our strategic partners used in conjunction with our technology, may be subject to clearance or approval requirements and other FDA regulations.

The FDA classifies medical devices into one of three classes on the basis of the intended use of the device, the risk associated with the use of the device for that indication, as determined by the FDA, and on the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices, which have the lowest level of risk associated with them, are subject to general controls. Class II devices are subject to general controls and special controls, including performance standards. Class III devices, which have the highest level of risk associated with them, are subject to general controls and premarket approval. Most Class I devices and some Class II devices are exempt from a requirement that the manufacturer submit a premarket notification, or 510(k), and receive clearance from the FDA which is otherwise a premarketing requirement for a Class II device. Class III devices may not be commercialized until a premarket approval application (PMA) is submitted to and approved by the FDA.

510(k) Clearance Pathway

To obtain 510(k) clearance, a sponsor must submit to the FDA a premarket notification demonstrating that the device is substantially equivalent (SE) to a device legally marketed in the U.S. for which a PMA was not required. The FDA is supposed to make a SE determination within 90 days of FDA’s receipt of the 510(k), but it often takes longer if the FDA requests additional information. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or possibly a pre-market approval.

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

This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (FDASIA), a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

Premarket Approval Pathway

A PMA must be submitted if a new device cannot be cleared through the 510(k) process or downclassified by the de novo pathway described above. The PMA process is generally more complex, costly and time consuming than the 510(k) process or de novo processes. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a PMA is sufficiently complete, the FDA will accept the application for filing and begin an in‑depth review of the submitted information. By statute, the FDA has 180 days to review the accepted application, although review of the application generally can take between one and three years. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel decision, the panel’s recommendations are important to the FDA’s overall decision making process. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with its quality system regulations (QSRs). New premarket approval applications or premarket approval application supplements are also required for product modifications that affect the safety and efficacy of the device.

Clinical Trials

Clinical trials are usually required to support a PMA and are sometimes required for a 510(k). In the U.S., if the device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption application (IDE) and obtains approval of the IDE from the FDA. These clinical trials are also subject to the review, approval and oversight of an institutional review board (IRB) at each clinical trial site. The clinical trials must be conducted in accordance with the FDA’s IDE regulations and good clinical practices. A clinical trial may be suspended by FDA, the sponsor or an IRB at its institution at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device to the satisfaction of the FDA, or may be equivocal or otherwise not be sufficient to obtain approval of a device.

FDA Enforcement

After a medical device is placed on the market, numerous regulatory requirements apply. These include among other things:

•	establishment registration and device listing;

•
the QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and the FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses and other requirements related to promotional activities;

•
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;

•
corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the Federal Food, Drug and Cosmetic Act (FDC Act) that may present a risk to health; and

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

Research Use Only Products

Some of our products are currently intended for research use only (RUO) applications, although our customers may use our products to develop their own products that are separately subject to regulation by the FDA. Although most products intended for RUO are not currently subject to clearance or approval by the FDA, RUO products fall under the FDA’s jurisdiction if they are used for clinical rather than research purposes. Consequently, these products are labeled “For Research Use Only.”

On November 25, 2013, the FDA issued Final Guidance for Industry and Food and Drug Administration Staff on “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only,” (the RUO/IUO Guidance). The purpose of an FDA guidance document is to provide the FDA’s current thinking on when IVD products are properly labeled for RUO or for Investigational Use Only (IUO), but as with all FDA guidance documents, this guidance does not establish legally enforceable responsibilities and should be viewed as recommendations unless specific regulatory or statutory requirements are cited. The RUO/IUO Guidance explains that the FDA will review the totality of the circumstances when evaluating whether equipment and testing components are properly labeled as RUO. Merely including a labeling statement that a product is intended for research use only will not necessarily exempt the device from the FDA’s 510(k) clearance, premarket approval, or other requirements, if the circumstances surrounding the distribution of the product indicate that the manufacturer intends its product to be used for clinical diagnostic use. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications, a manufacturer’s provision of technical support for clinical validation or clinical applications, or solicitation of business from clinical laboratories, all of which could be considered evidence of intended uses that conflict with RUO labeling. Consequently, these Luminex products are labeled “For Research Use Only” and meet the intent of the RUO/IUO Guidance.

Clinical Laboratory Improvement Amendments of 1988

Laboratories that purchase certain of our products are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), which applies to all clinical laboratory testing performed on humans in the United States (with the exception of clinical trials and basic research). A clinical laboratory is defined by CLIA as any facility that performs laboratory testing on specimens obtained from humans for the purpose of providing information for health assessment or for the diagnosis, prevention, or treatment of disease. CLIA requires laboratories to meet specified standards in areas such as personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Certification through the CLIA program is generally a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services. As a condition of CLIA certification, laboratories are subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services (CMS), a CMS agent (typically a state agency), or a CMS‑approved accreditation organization. High complexity, CLIA-certified laboratories frequently develop testing procedures to provide diagnostic results to customers.

These tests have been traditionally offered by nearly all complex laboratories for the last few decades as LDTs, which are subject to CMS oversight through its enforcement of CLIA. The FDA also has claimed that it has regulatory authority over LDTs, but has not exercised enforcement with respect to most LDTs offered by high complexity laboratories, and not sought to require these laboratories to comply with FDA regulations regarding medical devices. During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over these LDTs, and that it plans to issue guidance to the industry regarding its regulatory approach. At that time, the FDA indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. In September 2014, the FDA announced its framework and timetable for implementing this guidance. On November 18, 2016, the FDA announced it would not release final guidance at this time and instead would continue to work with stakeholders, the new administration and Congress to determine the right approach. On January 3, 2017, the FDA released a discussion paper outlining a possible risk-based approach for FDA and CMS oversight of LDTs. Later in 2017, the FDA indicated that Congress should enact legislation to address improved oversight of diagnostics, including LTDs, rather than the FDA addressing the issue through administrative proposals. Several legislative proposals have been described in separate bills (including, for example, the Diagnostic Accuracy and Innovation Act (DAIA) in 2017 and the Verifying Accurate, Leading-edge IVCT Development (VALID) Act in 2018), but none of these legislative approaches have been enacted. We cannot predict the ultimate timing or form of any such guidance or regulation or their potential impact. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change.

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

Foreign Jurisdictions

Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the European Union (EU) has adopted the EU Medical Device Regulation (the 2017/745 MDR) and the In Vitro Diagnostic Regulation (the EU IVDR), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2020 to meet the requirements of the EU MDR and until May 2022 to meet the EU IVDR. Complying with the requirements of these regulations may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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

We produce CE marked products, which are subject to a number of different EU Directives, including, but not limited to, the In Vitro Diagnostic Devices Directive (98/79/EC) (IVDD). CE marking of our products is currently by self-declaration, not issued by a third party, based on the intended uses of our products. A product that is not CE marked is automatically considered to be non-compliant. The law is enforced through market surveillance by appointed national enforcement agencies. Imported products are checked for compliance at customs offices.

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

RoHS

RoHS stands for “The Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment” and implements EU Directive 2002/95, which bans the placing on the EU market of new electrical and electronic equipment containing more than agreed upon levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl and polybrominated diphenyl ether flame retardants.

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

Other Government Regulations

Our operations in the United States are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the Eliminating Kickbacks in Recovery Act of 2018, and state and federal marketing compliance laws. These laws may impact our operations directly or indirectly through our customers and may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to or impacted by patient and consumer privacy regulation by both the federal government and the states in which we conduct our business. We are also subject to statutes in foreign jurisdictions that prohibit commercial bribery and certain activities with customers or potential customers. The laws that may affect our ability to operate include the following foreign laws, federal laws and their counterparts at the state level in addition to various implementing regulations:

•	the federal Anti-Kickback Statute and state anti-kickback prohibitions;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, and state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing privacy, security and breach notification regulations, and similar state laws;

•	the Civil Monetary Penalties Law and related exclusion provisions;

•	the federal False Claims Act and state equivalents;

•	the U.K. Bribery Act of 2010;

•	the Foreign Corrupt Practices Act, which applies to our international activities; and

•	the Physician Payment Sunshine Act.

Health Care Reform

Over the last decade, the U.S. Congress and certain state legislatures have introduced and passed a large number of laws and regulations designed to make major changes in the healthcare system, including changes intended to increase access to health insurance. The most prominent of these efforts, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (Affordable Care Act), has resulted in extensive changes across the healthcare system and affects how healthcare services are covered, delivered and reimbursed. However, there is substantial uncertainty regarding the future of the Affordable Care Act. The law has been subject to legislative and regulatory changes and court challenges, and the presidential administration and certain members of Congress have expressed their intent to repeal or make significant changes to the Affordable Care Act, its implementation or its interpretation. Effective January 2019, Congress eliminated the financial penalty associated with the individual mandate to maintain health insurance coverage. As a result of this change, a federal court in Texas ruled that the individual mandate was unconstitutional, and determined that the rest of the law was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. The law remains in place pending appeal. It is possible that the Affordable Care Act, uncertainty regarding its repeal, the ultimate outcome and impact of court challenges, significant changes to the law or other health reform efforts, such as single-payor proposals, will adversely affect our customers and strategic partners, which could cause them to reduce or delay the purchase of our systems or to demand reduced fees.

Employees

As of February 26, 2020 and December 31, 2019, respectively, we had a total of 1,247 and 1,257 employees and contract employees, as compared with 988 as of December 31, 2018. The year over year increase is primarily the result of the flow cytometry acquisition, which was completed on December 31, 2018. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppage. We believe that relations with our employees are good.

Seasonality

Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, sales of our Respiratory Viral products have demonstrated seasonal fluctuations consistent with the onset and decline of influenza-like illnesses.

Financial information relating to our business for the years ended December 31, 2019, 2018 and 2017 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

Available Information

Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “LMNX.” Our principal executive offices are located at 12212 Technology Blvd., Austin, Texas 78727, and our telephone number is (512) 219-8020. Our website address is luminexcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Information contained or accessible on our website is not incorporated by reference into this report and such information should not be considered to be part of this report except as expressly incorporated herein. The public may read and copy these materials on the SEC’s website at www.sec.gov. The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Luminex was incorporated under the laws of the State of Texas in May 1995 and reincorporated in the State of Delaware in February 2000.

Information About Our Executive Officers

Name	Age	Position
Nachum Shamir	66	President and Chief Executive Officer
Harriss T. Currie	58	Chief Financial Officer, Senior Vice President, Finance and Treasurer
Todd C. Bennett	50	Senior Vice President, Global Sales and Customer Operations
Chuck Collins	43	Senior Vice President, Research and Development
Nancy M. Fairchild	66	Senior Vice President, Human Resources
Randall J. Myers	58	Senior Vice President, Global Manufacturing and Quality
Richard W. Rew II	52	Senior Vice President, General Counsel and Corporate Secretary
Eric S. Shapiro	56	Senior Vice President, Global Marketing

Nachum Shamir. Mr. Shamir joined the Company on October 14, 2014 as President and Chief Executive Officer and was elected to our Board. From 2006 to 2014, Mr. Shamir was the President, Chief Executive Officer and Director of Given Imaging Ltd. (Given), a developer of the PillCam capsule and manufacturer and marketer of diagnostic products for the visualization and detection of disorders of the gastrointestinal tract, which was acquired by Covidien PLC in early 2014. Mr. Shamir currently serves on the board of directors of Strata Skin Sciences, Inc. (Nasdaq: SSKN), a medical technology company which focuses on the dermatology market. Mr. Shamir holds a Bachelor of Science from the Hebrew University of Jerusalem and a Masters of Public Administration from Harvard University.

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

Nancy M. Fairchild. Ms. Fairchild joined the Company as Senior Director, Human Resources in March 2010. She was promoted to Vice President, Human Resources in August 2012 and to Senior Vice President, Human Resources in January 2015. Prior to joining the Company, Ms. Fairchild served from 2006 to 2010 as Chief Administrative Officer and Vice President of Human Resources and Organizational Development for the Electric Reliability Council of Texas, which provides the energy grid services for Texas. In this role, she managed Strategic Planning, Project Management, Facilities and Human Resources. Earlier in her career, she served as Vice President, Human Resources for Esoterix, Inc., an international healthcare company specializing in laboratory services, from 2001 to 2006, the Senior Vice President of Human Resources for Southern Union Company, a large natural gas conglomerate, from 1989 to 2001, and President of EnergyWorX, a training subsidiary, from 1996 to 2000. Ms. Fairchild is currently a member of the Board of Directors and Chair of the Audit Committee for Workforce Solutions, a local workforce development board in Texas, representing the biotech sector. She graduated with highest honors from Texas State University with a B.S. degree in Math Education and an M.S. degree in Counseling.

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

The life sciences and diagnostics industries are characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products or those of our partners obsolete or uneconomical by technological advances, including the introduction or existence of, competing products or technologies that may be more effective, cheaper or easier to use than our products and technologies. In addition, the introduction or announcement of new products by us or others could result in a delay of or decrease in sales of existing products as we await regulatory approvals, while customers evaluate these new products, or if customers choose to purchase the new products instead of legacy products. We may also encounter other problems in the process of delivering new products to the marketplace such as problems related to design, development, supply chain or manufacturing of such products, and as a result, we may be unsuccessful in selling such products. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.

Several companies provide systems and reagents for DNA amplification or detection. Life Technologies Corporation (a Thermo Fisher Scientific Inc. brand) and F. Hoffman-La Roche Ltd. (Roche) sell systems integrating DNA amplification and detection (sequence detection systems) to the commercial market. Life Technologies Corporation (a Thermo Fisher Scientific Inc. brand), Roche, Abbott Laboratories, Becton Dickinson and Company, Danaher Corporation, Qiagen N.V., Hologic, Inc., Meridian Bioscience, Inc., bioMérieux S.A., Illumina, Inc. and Quidel Corporation sell sequence detection systems, some with separate robotic batch DNA purification systems, and they also sell reagents to the clinical diagnostics market. Other companies offer molecular diagnostic tests. Additionally, we anticipate that in the future, additional competitors will emerge and offer a broad range of competing products, including increasing adoption of competitive products based on mass spectrometry and next generation sequencing test technologies.

There are also a number of companies that provide flow cytometry instruments and reagents for research and clinical flow cytometry applications. BD Biosciences and Beckman Coulter sell systems for cell analysis and cell sorting in both the clinical and research markets. Miltenyi Biotec markets systems focused on cell separation, some of which integrate their magnetic separation technology for cell enrichment/depletion. Bio-Rad sells flow analyzers and sorters designed and manufactured by Propel Labs. Attune (part of ThermoFisher Scientific) markets flow cytometers that use acoustic focusing for high cell throughput for rare event analysis. Sony Biotechnology sells cell sorters and analyzers and has recently developed a spectral flow cytometry system that expands the detection of simultaneous fluorescent parameters. Cytek Biosciences has grown from a third-party field service provider to launch its own spectral flow cytometry system. ACEA Biosciences is a relatively new provider of benchtop flow cytometry analyzers. A few companies are reportedly working on systems to compete directly with our Amnis imaging flow cytometers. We anticipate additional competitors will emerge in the future who will offer a broad range of competing products, which will likely both increase awareness and adoption of spectral flow cytometry and imaging flow cytometry.

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

•
we may be unable to realize the anticipated benefits and synergies from acquisitions, such as our flow cytometry acquisition, as a result of inherent risks and uncertainties, including difficulties integrating acquired businesses or retaining their key personnel, partners, customers or other key relationships, entering market segments in which we have no or limited experience, and risks that acquired entities may not operate profitably or that acquisitions may not result in improved operating performance;

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

•
new products, including the risk that any underlying intellectual property associated with such products, may not have been adequately protected or that such products may infringe on the proprietary rights of others.

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

We presently outsource certain aspects of the assembly of our systems to contract manufacturers. Because of a long lead-time to delivery, we are required to place orders for a variety of items well in advance of scheduled production runs. We have increased our flexibility to purchase strategic components within shorter lead times by entering into supply agreements with the suppliers of these components. Although we attempt to match our parts inventory and production capabilities to estimates of marketplace demand, to the extent system orders materially vary from our estimates, we may experience continued constraints in our systems production and delivery capacity, which could adversely impact revenue in a given fiscal period. Should our need for raw materials and components used in production continue to fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials. In an effort to control costs, we have implemented a lean production system. Managing the change from discrete to continuous flow production requires time and management commitment. Lean initiatives and limitations in our supply chain capabilities may result in parts shortages that delay shipments and cause fluctuations in revenue.

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

We currently own 770 issued patents worldwide, including 238 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technologies include France, Germany, the United Kingdom, Australia, Japan, Netherlands, Canada, Hong Kong, China and South Korea, amongst others. In addition, our patent portfolio includes 160 pending patent applications in the United States and other foreign jurisdictions. We also have patents covering key aspects of MultiCode technology, xTAG technology, and nanoparticle technology, utilized in our assays as well as our ARIES® and VERIGENE Systems, NxTAG technology imaging flow cytometry technology and capillary flow cytometry technology.

We seek to require employees, consultants, strategic partners and other third parties to execute confidentiality agreements. Our employees and third-party consultants also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. In addition, we have implemented a patent process to file patent applications on our key technologies. However, we cannot guarantee that these agreements or this patent process will provide us with adequate ownership rights, protection against improper use of our intellectual property, or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisers have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary technologies, techniques and products or counterfeit versions of our products or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to distinguish our products in the market.

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

We require collaboration with other organizations in obtaining relevant biomarkers, and access to oligonucleotides and enzymes that are patented or controlled by others. If we cannot continue to obtain these items or identify freedom to operate opportunities, our business, financial condition and results of operations could be negatively affected.

Security breaches, including with respect to cybersecurity, and other disruptions could compromise our information, products, and services and expose us to liability and harm our reputation and business.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and domestically available monitoring to provide security for processing, transmitting and storing this sensitive data. As a participant in the molecular diagnostic market, we may face cyber-attacks that attempt to penetrate our network security, including our data centers, sabotage or otherwise disable our research, products and services (including instruments at our customers’ sites, which may include personally identifiable information) or cause interruptions of our internal systems.

Furthermore, there are a variety of other state, national, foreign, and international laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer, and other processing of personal data. California has passed the California Consumer Privacy Act of 2018 (CCPA), which took effect January 1, 2020. The CCPA applies broadly to information that identifies or is associated with any California household or individual, and compliance with the CCPA requires that we implement several operational changes, including processes to respond to individuals’ data access and deletion requests. In addition, many foreign data privacy regulations (including the General Data Protection Regulation (GDPR), which became effective in the European Union on May 25, 2018), can be more stringent than those in the United States. Each of the GDPR and the CCPA confer a private right of action on certain individuals and associations. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. The costs of compliance with, and the other burdens imposed by, these and other laws and regulatory actions may increase our operational costs.

If successful, hackers may misappropriate personal or confidential business information. In addition, an associate, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information due to items such as business email compromise. We may be at increased risk if we outsource certain services or functions of our business or otherwise rely on third parties to store and use portions of sensitive data. A break or attack affecting any of these third parties could harm our business.

While we continue to implement additional protective measures to reduce the risk of, and to detect, cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems and maintenance of backup and protective systems) which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Any such compromise of our, or our third-party IT service providers’, data security and any access, unauthorized use, public disclosure or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, monetary losses, disruption of our operations, damage to our reputation or customers’ willingness to transact business with us and subject us to additional costs and liabilities, any of which could adversely affect our business.
If our current products and our products under development do not become widely used in the life sciences and clinical diagnostics industries, we may not be able to maintain or increase profitability.

Life sciences and clinical diagnostic service provider companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. The commercial success of our products depends upon widespread adoption of our systems as methods to perform assays. In order to be successful, we must convince potential partners and customers to utilize our systems instead of other competing products. Market acceptance depends on many factors, including our ability to:

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

Thermo Fisher Scientific Inc. (a partner), LabCorp (a customer), and Bio-Rad Laboratories, Inc. (a partner), accounted for 22% of total revenue (12%, 5% and 5%, respectively) in the twelve months ended December 31, 2019. For comparative purposes, these same three companies accounted for 35% of total revenue (14%, 15% and 6%, respectively) in the twelve months ended December 31, 2018 and 41% of total revenue (15%, 20% and 6%, respectively) in the twelve months ended December 31, 2017.  No other customer accounted for more than 5% of total revenue during the twelve months ended December 31, 2019. In total, for the years ended December 31, 2019 and 2018, our top five customers accounted for 30% and 42%, respectively, of our total revenue. The loss of any of our significant direct customers, strategic partners, or the loss of a material portion of the sales to these customers or partners could have a material adverse effect on our growth and future results of operations.

Epidemic diseases could negatively affect various aspects of our business, make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers. These could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, China. We have operations in China related to the sale and servicing of our products. In an effort to halt the outbreak of COVID-19, the Chinese government has placed significant restrictions on travel within China, leading to extended business closures. These travel restrictions and business closures could adversely impact our operations in China, including our ability to sell or distribute our products, as well as cause temporary closures of our offices, or the facilities of our suppliers or customers. Any disruption of our suppliers or customers could impact our global sales and operating results. We cannot at this time accurately predict what effects these conditions will have on our operations, including due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the Chinese government and governments of other impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

If third-party payors continue to increasingly restrict payments for healthcare expenses or fail to adequately pay for multi-analyte testing, we may experience reduced sales, which would hurt our business and our business prospects.

Third-party payors, government-sponsored healthcare programs (e.g., Medicare, Medicaid and Tricare), health maintenance organizations, preferred provider organizations and other private or commercial insurers are continually seeking to reduce healthcare expenses. Payors are challenging the utilization of, and prices charged for, medical services, including clinical diagnostic tests. The federal government has implemented cost-cutting strategies for government-sponsored healthcare programs, including coverage limitations and reimbursement rate reductions required by the Affordable Care Act. As a result of regulations issued pursuant to the Protecting Access to Medicare Act, payment rates for most tests included in the Clinical Laboratory Fee Schedule used by Medicare are based on commercial insurance rates, which certain laboratories are required to report. The payment reductions resulting from this revised reimbursement methodology are capped at 10% for 2020 and 15% for each of 2021 through 2023. We expect reimbursement rates to trend down over time. Coverage and reimbursement from commercial payors may also reflect these reductions.

Further cost containment initiatives by governmental or educational entities or programs may reduce funding for genetic research and development activities and slow the growth of the genetic testing market.  Lack of adequate coverage or reimbursement for our products could affect consumer demand, reducing volumes or adding additional cost pressures, resulting in lowered prices for our products. Efforts by group purchasing organizations and other large purchasers to reduce costs may also result in lowered prices or deeper discounts on our products. Reduced sales or margins by us, or our direct customers, and strategic partners, would adversely affect our business, profitability and business prospects. In addition, failure to secure appropriate reimbursement in foreign jurisdictions could severely limit our ability to expand sales within these markets.

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

If the quality or delivery of our products does not meet our customers’ expectations, our reputation could suffer and ultimately our sales and operating earnings could be negatively impacted.

In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design, manufacturing and delivery processes, as well as defects in third-party components included in our products. Because our instruments and consumables are highly complex, the occurrence of defects may increase as we continue to introduce new products and services and as we rapidly scale up manufacturing to meet increased demand for our products and services. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of quality issues, particularly those affecting reagents and third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls and warranty or other service obligations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand image, and our reputation as a producer of high quality products could suffer, which could adversely affect our business, financial condition or results of operations.

Uncertain economic conditions and outlook may adversely impact our business, results of operations, financial condition, and liquidity.

Global economic conditions, including but not limited to effects resulting from the 2020 elections in the United States, could adversely affect our results of operations. The credit markets and the financial services industry continue to experience volatility, both domestically and internationally. These conditions not only limit our access to capital but also make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses and consumers to slow spending on our products and services, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases. If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies like those Luminex sells. Certain of our partners and their and our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of, or development of products based on, our products or in an impairment of their ability to make timely payments to us. If our partners and our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers, increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted.  Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, and such losses have historically been within our expectations and the provisions established, we may not continue to experience the same loss rates that we have in the past given the current condition of the worldwide economy. Additionally, these economic conditions and market turbulence may also impact our suppliers, causing them to be unable to supply sufficient quantities of customized components in a timely manner, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

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

The commercial launch of the ARIES® System was the first Luminex system launch that was not channeled through a partner. The successful execution of our product launch and adoption by our direct customers has been and will continue to be critical to establishing an installed base of satisfied customers. To the extent that these customers do not continue to adopt the menu of ARIES® Assays that have been a significant focus of our research and development efforts over the last five years, there is a significant risk that our investment in these assays may not pay off. Additionally, we have made a significant investment in our customer service, support and direct sales force to support the launches of ARIES® Systems. Our ability to service, support and sell the ARIES® and VERIGENE Systems directly, and not through a partner, may also fail to meet ongoing market expectations, which could have a material adverse effect on our business, financial condition and results of operations.

We expect our operating results to continue to fluctuate from quarter to quarter.

The sale of our instruments and assays typically involves a significant technical evaluation and commitment of capital by us, our partners and end users. Accordingly, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks, much of which is beyond our control, including partners’ budgetary constraints, inventory management practices, regulatory approval and internal acceptance reviews. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter. We expect this trend to continue for the foreseeable future.

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

The seasonality of some of our assay offerings results in quarter to quarter fluctuations in the percentage of our quarterly revenues derived from our highest margin items (i.e., consumables, royalties and assays), as some customers make infrequent bulk purchases of $100,000 or more to address this demand. Our gross margin percentage is highly dependent upon the mix of revenue components each quarter. These fluctuations contribute to the variability and lack of predictability of both gross margin percentage and total gross profit from quarter to quarter. We expect this trend to continue for the foreseeable future.

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

In most of our strategic partnerships, we have granted non-exclusive rights with respect to commercialization of our products and technologies.

We expect that a significant portion of our future revenues will come from sales of our systems and the development and sale of kits utilizing our xMAP consumables by our strategic partners and from use of our xMAP products by our strategic partners in performing services offered to third parties. We believe that our strategic partners will have economic incentives to develop and market these products, but we cannot accurately predict future sales and royalty revenues because some of our existing strategic partner agreements do not include minimum purchase requirements or minimum royalty commitments. Some of our existing strategic partner agreements contain minimum purchase requirements for certain years, but unless renegotiated, these minimum purchase requirements could and will expire. In addition, we have no control with respect to our strategic partners’ sales personnel and how they prioritize products based on xMAP technology, nor can we control the timing of the development or release of products by our strategic partners. The amount of these revenues depends on a variety of factors that are outside our control, including the amount and timing of resources that current and future strategic partners devote to developing and marketing products incorporating our technology. Furthermore, the development and marketing of certain kits will require our strategic partners to obtain governmental approvals, which could delay or prevent their commercialization efforts. If our current or future strategic partners do not successfully develop and market products based on our technology and obtain necessary government approvals, our revenues from product sales and royalties could be significantly reduced.

Our products are subject to extensive regulation by the FDA, including the requirement to obtain premarket approval and the requirement to report adverse events and violations of the FDC Act that could present significant risk of injury to patients. Even though we have received FDA 510(k) clearances to commercially market our products, we will continue to be subject to extensive FDA regulatory oversight.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In general, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the FDC Act, or is the subject of an approved PMA, unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other pre-amendment, 510(k)-exempt, 510(k) cleared products, or PMA-approved products that have subsequently been down-classified. If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. Pursuant to amendments to the statute in 2012, a manufacturer can also submit a petition for a direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.

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

Our failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facilities are possible.

Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the EU Medical Device Regulation 2017/745 (the MDR) and the In Vitro Diagnostic Regulation (the EU IVDR), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2020 to meet the requirements of the EU MDR and until May 2022 to meet the EU IVDR. Complying with the requirements of these regulations may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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

Modifications to our products may require new regulatory approvals or clearances, including 510(k) or de novo clearances or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. For example, a manufacturer may determine that a modification does not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall or to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

For those products sold in the European Union, we must notify our EU Notified Body if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

If our products contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device were to recur. As required per the FDA Code of Federal Regulations (21 CFR) Part 803, we have established procedures and processes for documentation and evaluation of all complaints relative to reporting requirements. As with all device manufacturers, we have 30 days from “becoming aware” of an incident to submit to the FDA a medical device report for an event that reasonably suggests that a device has or may have caused or contributed to the incident, or five work days for an event designated by FDA or an event that requires remedial action to prevent an unreasonable risk of substantial harm to the public health. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

If we or our suppliers fail to comply with ongoing FDA or foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance, and the manufacturing processes, reporting requirements, post-market clinical data and promotional activities for such product, is subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our strategic partners who manufacture medical devices are required to comply with the QSR. The QSR covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our strategic partners, fail to adhere to QSR requirements in the United States or experience delays in obtaining necessary regulatory approvals or clearances, this could delay production of our products and lead to fines, difficulties in obtaining regulatory approvals or clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

Moreover, leadership, personnel and structural changes within the FDA as well as recent and future federal election outcomes could result in significant legislative and regulatory reforms impacting the FDA’s regulation of our products. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval, for our new products would have an adverse effect on our ability to expand our business.

In addition, on May 25, 2017, the new MDR entered into force for medical devices marketed in the EU. Following its entry into application on May 26, 2020, the MDR will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the European Economic Area (EEA) Member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA Member State laws implementing them, in all EEA Member States and are intended to eliminate current differences in regulation of medical devices among EEA Member States. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices to ensure a high level of safety and health while supporting innovation. The MDR will become applicable in May 2020. Once applicable, the new regulations will among other things:

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

In addition the EU has adopted the EU IVDR and currently approved medical devices will have until May 2022 to meet the EU IVDR. Complying with the requirements of these regulations may require us to incur significant expenditures.

In order to continue to sell our products in Europe, we must maintain our CE marks and continue to comply with certain EU directives and, beginning in May 2020, with the MDR. Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our EU Notified Body, which could impair our ability to market products in the EEA in the future. Any changes to the membership of the EU, such as the departure of the United Kingdom (Brexit), may impact the regulatory requirements for the impacted countries and impair our business operations and our ability to market products in such countries.

Our operations in foreign countries expose us to certain risks inherent in doing business internationally, which may adversely affect our business, financial condition, and results of operations.

We expect that revenue from U.S. sales will continue to represent the majority of our total revenue, but our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe. In 2019, approximately 25% of our revenue was derived from sales to non-U.S. customers, with approximately 11% of revenue from sales to customers in Europe and approximately 10% of revenue from sales to customers in Asia. Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues have contributed to increased market volatility and diminished expectations for economic growth around the world. Uncertainty about global economic conditions, particularly in emerging markets and countries with government-sponsored healthcare systems, may cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. As such, a significant slowdown in these foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply. As a result of acquisitions and organic growth, we have operations and manufacturing facilities in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations, as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

•	changes in or interpretations of foreign law that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;

•	tariffs, customs and other barriers to importing/exporting materials and products in a cost-effective and timely manner;

•	hyperinflation or economic or political instability in foreign countries;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	conducting business in places where business practices and customs are unfamiliar and unknown;

•	difficulties in staffing and managing international operations;

•	the burden of complying with complex and changing foreign regulatory requirements;

•	difficulties in accounts receivable collections;

•	the imposition of restrictive trade policies, including export restrictions;

•	worldwide political conditions;

•	the imposition of inconsistent laws or regulations;

•	reduced protection of intellectual property rights and trade secrets in some foreign countries;

•	the imposition or increase of investment requirements and other restrictions by foreign governments;

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute;

•	uncertainties relating to foreign laws, including labor laws, and legal proceedings;

•	the burden of complying with foreign and international laws and treaties;

•	significant currency fluctuations;

•	the burden of complying with and changes in international taxation policies;

•	the burden of complying with a variety of U.S. laws, including the Foreign Corrupt Practices Act;

•	the burden of complying with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and to supply foreign affiliates, partners and customers; and

•	the burden of complying with applicable international laws governing privacy and data security, such as the European Union General Data Protection Regulation.

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

    Changes in policy in the U.S. and other countries regarding international trade, including import and export regulation and international trade agreements, could also negatively impact our business. In 2018 and 2019, the U.S. imposed tariffs on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs or further retaliatory trade measures taken by China or other countries in response, could affect the demand for our products and services, impact the competitive position of our products, prevent us from being able to sell products in certain countries or otherwise adversely impact our results of operations. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, could negatively impact our business, results of operations and financial condition.

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

Medical device laws and regulations are in effect within the United States and also in many countries outside the United States. These range from comprehensive device clearance requirements for some or all of our medical device products to requests for product data or certifications regarding the hazardous material content of our products. As a device manufacturer, we are required to report annually to the CMS any payments or transfers of value we have made to physicians and teaching hospitals and any physician ownership or investment interest in the company. This data is published in a publicly searchable database. As part of the European Council Directive 2002/96 of February 13, 2003, we are expected to comply with certain requirements regarding the collection, recycling and labeling of our products containing electronic devices in each of the EU member states where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all member states. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances, the RoHS Directive and the WEEE Directive enacted in the EU, which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in various countries may require us to redesign our products to ensure compliance with the applicable standards. These redesigns may impact the performance of our products, add greater testing lead times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, the State of California adopted the Electronic Waste Recycling Act, effective January 1, 2007, which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices in California if they are also prohibited from sale in the EU under the RoHS Directive because they contain certain heavy metals. The number and scope of these requirements are increasing and we will likely become subject to similar laws in other jurisdictions. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and workplace health and safety.

Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (Directive) as implemented nationally in the EU member states and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and self-declared our Luminex 100/200, FLEXMAP 3D and MAGPIX instruments to the Directive. Our devices are in conformity with Article 1, Article 9, Annex I (Essential Requirements), Annex III and the additional provisions of the Directive as of December 7, 2003. Subsequent audits are carried out annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. We became ISO 13485:2003 and Canadian Medical Devices Conformity Assessment System (CMDCAS) certified in July 2005. Failure to maintain compliance with FDA, CMDCAS and EU regulations and other medical device laws, or to obtain applicable registrations, where required, could reduce our competitive position in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.

In addition, our operations in the United States are subject to federal, state, and local laws addressing, among other issues, fraud and abuse, privacy and security, and environmental protection. These laws may impact our operations directly or indirectly through our customers and may affect, for example, our sales and marketing programs. We are also subject to laws in foreign jurisdictions, including those that prohibit commercial bribery and certain activities with customers or potential customers. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, including restrictions on our ability to contract with Medicare and Medicaid providers. Evolving interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes to our operations. For further discussion of these matters, see “Government Regulation - Other Government Regulations” in Part I of this Form 10-K.

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

•
certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are unable to timely assist our strategic partners, the commercialization of their products will likely be delayed;

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

Our customers include clinical diagnostic, pharmaceutical, biotechnological, research institutions, chemical and industrial companies, and the capital spending policies of these companies can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including general or local economic conditions, governmental regulation or price controls, resources available for purchasing research equipment, government funding, grants, spending priorities among various types of analytical equipment manufacturers and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending by life sciences companies could cause our revenues to decline. As a result, we are subject to significant volatility in revenue. Therefore, our operating results can be materially affected (negatively and positively) by the spending policies and priorities of our customers.

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

We are subject to Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2019, goodwill and other intangible assets with indefinite lives represented approximately 38% of our total assets. In the future, if we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

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

•
instability in the United States and other financial markets, including, but not limited to, effects resulting from the 2020 elections in the United States, and the ongoing and possible escalation of unrest internationally, other armed hostilities or further acts or threats of terrorism in the United States or elsewhere;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal research and development, manufacturing and administrative facilities are located in Austin, Texas, and consist of approximately 198,600 square feet of leased space pursuant to lease agreements which expire between June 30, 2022 and April 30, 2025. We have options to renew these lease agreements in Austin, Texas. We maintain 20,000 square feet of leased office space in the Netherlands, approximately 34,700 square feet of leased office and manufacturing space in Toronto, Canada, approximately 35,000 square feet of leased office and manufacturing space in Madison, Wisconsin, approximately 64,000 square feet of leased office and manufacturing space in Northbrook, Illinois, approximately 28,000 square feet of leased office and manufacturing space in Seattle, Washington and approximately 5,500 square feet of leased office and research space in Hayward, California. In addition, we maintain approximately 7,500 square feet and approximately 2,100 square feet of leased office space in Shanghai and Beijing, respectively, People’s Republic of China, approximately 600 square feet of lease office space in Hong Kong and approximately 4,000 square feet of leased office space in Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

When and if it appears probable in management’s judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements. If only a range of estimated losses can be estimated, we record an amount within the range that, in management’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred. We recognize costs associated with legal proceedings in the period in which the services were provided. No material legal proceedings are known to be pending as of December 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “LMNX.”

Holders

As of February 26, 2020, we had 411 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

During 2019, the Company paid dividends on common stock as follows:

2019	Dividend per share	Payment Date
First Quarter	$0.06	April 11, 2019
Second Quarter	$0.06	July 11, 2019
Third Quarter	$0.09	October 17, 2019
Fourth Quarter	$0.09	January 15, 2020
On February 18, 2020, we announced that our Board declared a quarterly cash dividend of $0.09 per share of common stock to be paid to shareholders of record as of the close of business on March 19, 2020 with a payment date of April 9, 2020.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities of Luminex during the twelve months ended December 31, 2019.

Performance Graph

The following graph compares the change in Luminex’s cumulative total stockholder return on its common shares with the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

	12/14	12/15	12/16	12/17	12/18	12/19
Luminex Corporation	100.00	114.02	107.84	106.30	125.87	127.85
Nasdaq Composite	100.00	106.96	116.45	150.96	146.67	200.49
Nasdaq Biotechnology	100.00	111.77	87.91	106.92	97.45	121.92

Issuer Purchases of Equity Securities

The stock repurchase activity for the fourth quarter of 2019 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2019 - 10/31/2019	366	$20.95	—	$—
11/1/2019 - 11/30/2019	—	—	—	—
12/1/2019 - 12/31/2019	—	—	—	—
Total Fourth Quarter	366	$20.95	—	$—
(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of comprehensive income data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data at December 31, 2019 and 2018 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data at December 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Results of Operations Data:	(in thousands, except per share data)
Total revenue	$334,638	$315,818	$306,571	$270,639	$237,708
Gross profit	182,739	195,491	199,046	179,655	168,707
(Loss) income from operations	(12,079)	27,846	37,153	20,986	37,357
Net (loss) income	$(3,838)	$18,508	$29,423	$13,814	$36,861
Net (loss) income per common share, basic	$(0.09)	$0.42	$0.67	$0.32	$0.88
Shares used in computing net (loss) income per common share (basic)	44,148	43,727	43,173	42,584	42,091
Net (loss) income per common share, diluted	$(0.09)	$0.41	$0.67	$0.32	$0.86
Shares used in computing net (loss) income per common share (diluted)	44,148	44,291	43,300	43,013	42,637

	At December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$59,173	$76,441	$127,112	$93,452	$128,546
Short-term investments	—	—	—	—	11,988
Long-term investments	—	—	—	—	7,459
Working capital	144,401	151,369	179,393	133,537	182,294
Total assets	543,729	525,175	490,516	450,716	402,556
Total long-term debt	—	—	—	—	—
Total stockholders’ equity	464,860	467,656	437,907	403,679	368,536
Dividends declared per share	$0.30	$0.24	$0.24	$—	$—

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

Overview

We develop, manufacture and sell proprietary biological testing technologies and products with applications throughout the life sciences industries, including diagnostics, pharmaceuticals and research. These industries depend on a broad range of tests, called assays, to perform diagnostic testing, conduct life science research and perform pharmaceutical testing.

We primarily serve the life sciences industries by marketing products, including our specific testing equipment, called systems, and assays, to various types of testing laboratories. We have a large base of installed systems that has grown primarily from the following:

•	placements made by customers within our LTG, which customers either:

•	license our xMAP technology and develop products that incorporate our xMAP technology into products that they then sell to end users, or

•
purchase our proprietary xMAP laboratory instruments and our proprietary xMAP microspheres and sell xMAP-based assays and/or xMAP-based testing services, which run on the xMAP instruments, and pay a royalty to us; and

•	in addition, we utilize a direct sales force that focuses on the sale of molecular diagnostic assays that run on our systems.

As of December 31, 2019, Luminex had 82 strategic partners, of which 55 have released commercialized reagent-based products utilizing our technology. Our remaining LTG customers are in various stages of development and commercialization of products that incorporate our technology.

Luminex has a number of forms of revenue that result from our business model:

•	System revenue is generated from the sale of our xMAP multiplexing analyzers and peripherals, our VERIGENE readers and processors and our flow cytometers and cellular analysis instruments.

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

•
Assay revenue is generated primarily from four sources: (i) sale of our branded kits, which are a combination of chemical and biological reagents and our proprietary xMAP bead technology used to perform diagnostic and research assays on samples, (ii) real-time Polymerase Chain Reaction (PCR) and multiplexed PCR assays using our proprietary MultiCode technology, (iii) ARIES® cassettes designed to run a fully automated, sample to answer molecular assay on the ARIES® System, and (iv) VERIGENE test cartridges, a sample to answer molecular assay designed to target infections in the bloodstream, respiratory tract, and gastrointestinal tract on the VERIGENE System.

•
Service revenue is generated when a partner or other owner of a system purchases a service contract from us after the standard warranty has expired or pays us for our time and materials to service instruments. Service contract revenue is amortized over the life of the contract and the costs associated with those contracts are recognized as incurred.

•
Other revenue consists of items such as training, shipping, parts sales, license revenue, grant revenue, contract research and development fees, milestone revenue, amounts paid to global purchasing organizations (which are accounted for as a reduction in revenue) and other items that individually amounted to less than 1.5% of total revenue in 2019.

2019 Highlights

•	Consolidated revenue was $334.6 million for 2019, representing a 6% increase over revenue for 2018.

•	Assay revenue of $132.0 million for 2019, representing a decline of 16% over 2018. Excluding sales to LabCorp (see “Material Customer Activity” below), assay revenue increased 6% from 2018.

•	Sample to answer assay revenue increased for 2019 by $11.3 million, or 20%, from 2018.

•	Royalty revenue reflecting over $595.7 million of base royalty-bearing end user sales on our technology for 2019, an increase of over 10% from 2018.

•	Cumulative life-to-date multiplexing analyzer shipments of approximately 17,000 (some of which may be retired or otherwise not in use).

•	Integration of the acquisition of EMD Millipore Corporation’s flow cytometry business has been successfully completed.

•	Submitted VERIGENE® II Gastrointestinal Flex Assay to the FDA in the fourth quarter of 2019.

2018 Acquisition of EMD Millipore Corporation’s flow cytometry portfolio

On December 31, 2018, Luminex completed its acquisition of EMD Millipore Corporation’s flow cytometry portfolio for $75 million, consisting of $69.9 million paid under a Share and Asset Purchase Agreement (the Purchase Agreement) and $5.1 million in committed inventory purchases, both of which were subject to adjustment. Following a purchase price reconciliation in the quarter ended March 31, 2019, the purchase price was reduced by $1.9 million. The committed inventory purchases were completed in the third quarter of 2019. Luminex financed the acquisition with cash on hand, and acquired 100% of the shares and equity of Amnis Corporation, a Washington corporation (Amnis), a wholly owned subsidiary of EMD Millipore Corporation, a Massachusetts corporation (itself an affiliate of Merck KgaA), and certain other assets owned by other affiliates of Merck KgaA (MilliporeSigma).

The acquisition expanded Luminex’s existing offering of flow-based detection systems, which is centered around our innovative xMAP® multiplexing technology, with approximately 17,000 xMAP Systems sold worldwide (some of which may be retired or otherwise not in use). The results of operations for the acquisition have been included in Luminex’s consolidated financial statements beginning January 1, 2019.

Material Customer Activity

As previously stated in our recent annual and quarterly filings, LabCorp has elected to develop the next iteration of its women’s health products with another party and has indicated its ultimate intention to cease purchasing our CF products. While LabCorp extended its CF purchase commitment through 2021, we have experienced the loss of the women’s health portfolio and the loss or significant reduction of certain other products traditionally sold to LabCorp. These losses could have a material adverse effect on our growth and future results of operations if we are unable to effectively attract new customers, increase our sales with existing customers and/or add new products to our existing portfolio. During 2019, we experienced an aggregate reduction of revenue from LabCorp of approximately $32 million as compared to fiscal 2018. We anticipate the loss of LabCorp revenue will negatively impact our total revenue by between 2-3% in 2020 as compared to 2019.

Consumable Sales and Royalty Revenue Trends

We have experienced significant fluctuations in consumable revenue in the past. Year-over-year changes in consumable revenue have been a decrease of $1.6 million, an increase of $0.8 million, and an increase of $0.7 million, in 2019, 2018, and 2017, respectively. While the changes over the past two years have not been significant, fluctuations can manifest through periodic changes in volume from our largest purchasing partners. These partners account for more than 69% of our total consumable sales volume. We expect these fluctuations to continue as the ordering patterns and inventory levels of our largest bulk purchasing partners remain variable. Additionally, even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty-bearing sales.

Future Operations

We expect our areas of focus over the next twelve months to be:

•	delivering on our revenue growth goals;

•	accelerating development and commercialization of the assays on our VERIGENE II sample to answer diagnostic system;

•	increasing the growth of our LTG revenue through enrichment of our existing partner relationships and the addition of new partners;

•
completing development and commercialization of the next generation sample to answer system, VERIGENE II, our next generation xMAP System, xMAP INTELLIFLEX, and our next generation Guava instrument, Guava Next Gen;

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

We anticipate continued revenue concentration in our higher margin items (assays, consumables and royalties). Additionally, we believe that a sustained investment in research and development is necessary in order to meet the needs of our marketplace and to provide a sustainable new product pipeline. We may experience volatility in research and development expenses as a percentage of revenue on a quarterly basis as a result of the timing of development expenses, clinical validation and clinical trials in advance of the commercial launch of our new products.

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

Royalties: For arrangements that include sales-based royalties, including minimum payments, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation, to which some or all of the royalty has been allocated, has been satisfied. This was a change in 2018 from how the Company has historically treated royalty payments, by recognizing royalty revenue when our strategic partners reported end-user sales to the Company, and is primarily the basis for our cumulative adjustment as of January 1, 2018 to retained earnings of $10.6 million before related tax impacts or $8.1 million net of related tax impacts. Royalty payments are typically received when our strategic partners report end-user sales to the Company.

Reagent Rentals: The Company provides systems and certain other hardware to customers through reagent rental agreements, under which the customers commit to purchasing minimum quantities of disposable products at a stated price over a defined contract term, which is normally two to three years. Instead of rental payments, the Company recovers the cost of providing the system and other hardware in the amount charged for assays. Revenue is recognized over the defined contract term as assays are shipped. The depreciation costs associated with the system and other hardware are charged to cost of sales on a straight-line basis over the estimated life of the system. The costs to maintain these instruments in the field are charged to cost of sales as incurred. The Company began reclassifying the portion of reagent rental revenue associated with the recovery of the cost of providing the system and other hardware in reagent rental agreements from assay revenue to system revenue effective January 1, 2018. This change does not have any impact on top line revenue and the Company does not anticipate any material effects to its revenue categorization.

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

License Revenues: The Company enters into out-licensing agreements, under which it licenses certain rights to its technology to third parties. These licenses are typically not distinct, as the customer cannot benefit from the license on its own, and do not have significant standalone functionality, but represent single performance obligations together with the sales of our consumables, systems and assays. The terms of these arrangements typically include payment to the Company of non-refundable, up-front license fees. Some of our current agreements range through 2027 and can be extended for up to twenty years. Each of these payments results in license revenues which are recognized ratably over time and are included in other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. Deferred revenues related to these out-licensing agreements are shown in contract liabilities in the table included in Note 18, “Revenue Recognition,” in our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Reserves for Variable Consideration: Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts and any other allowances that are offered within contracts between the Company and its customers relating to the Company’s sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of revenue and accounts receivable. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual requirements, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of each contract. The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period when such variances become known.

We adopted new revenue accounting guidance effective January 1, 2018, which impacted the amount and timing of our future revenue recognition. For further discussion, see Note 18, “Revenue Recognition”, in our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business. We evaluate the carrying value of goodwill on a reporting unit level annually, on October 1st of each year, or more frequently if there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In 2019 and 2018, the Company estimated the fair value of the reporting unit using a fair-value approach based on the market capitalization. This analysis requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company’s products, capital needs, economic trends and other factors which are inherently difficult to forecast. Our annual test, performed on the first day of the fourth quarter, did not result in an impairment charge for 2019 or 2018 as the estimated fair value of our reporting unit exceeded the carrying value by a significant enough amount that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under our analysis.

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

Significant reform of the Internal Revenue Code was signed into legislation on December 22, 2017 pursuant to the Tax Cuts and Jobs Act (the Tax Act). This legislation includes, among other things, changes to U.S. federal tax rates and the migration from a “worldwide” system of taxation to a territorial system. The U.S. tax reform modifications to the taxation of foreign profits and changes to deductibility of U.S operational expenses will have an ongoing impact to the tax estimates in our financial statements and may not be beneficial.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. As part of the requirements of ASC 718 “Stock Compensation”, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is based on historical forfeiture performance and will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of evaluation and will also impact the amount of stock compensation expense to be recognized in future periods. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest, except for the limited number of market based awards under long-term incentive plans.  If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating income, net income and net income per share.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenue of certain items in the Consolidated Results of Operations. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	45%	38%	35%
Gross profit	55%	62%	65%
Operating expenses:
Research and development expense	17%	15%	15%
Selling, general and administrative expense	38%	35%	35%
Amortization of acquired intangible assets	3%	3%	3%
Total operating expenses	58%	53%	53%
Income from operations	(4)%	9%	12%
Other income, net	1%	—%	—%
Income taxes	2%	(3)%	(3)%
Net income	(1)%	6%	10%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended December 31,
	2019	2018	Variance	Variance (%)
	(dollars in thousands)
Revenue	$334,638	$315,818	$18,820	6%
Gross profit	$182,739	$195,491	$(12,752)	(7)%
Gross margin percentage	55%	62%	(7)%	N/A
Operating expenses	$194,818	$167,645	$27,173	16%
Income from operations	$(12,079)	$27,846	$(39,925)	(143)%
Net income	$(3,838)	$18,508	$(22,346)	(121)%

Total revenue increased by 6% to $334.6 million for 2019 from $315.8 million in 2018. The Company experienced increases in system sales, service sales, and royalty revenue in 2019, mainly attributable to the addition of our acquired flow cytometry business, which comprised approximately 14% of total revenue in 2019. Excluding the impact of the flow cytometry acquisition, revenue decreased 8% from the prior year, primarily driven by the decrease in LabCorp sales in non-automated assays of $31.9 million in 2019. Assay revenue declined 16% overall, driven by decreases in our non-automated assay revenue, partially offset by increases in our automated assay revenue.

The following table presents our revenues disaggregated by revenue source for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Variance	Variance (%)
	(dollars in thousands)
System sales	$70,276	$39,986	$30,290	76%
Consumable sales	48,542	50,144	(1,602)	(3)%
Royalty revenue	53,562	49,394	4,168	8%
Assay revenue	132,028	156,714	(24,686)	(16)%
Service revenue	22,413	12,159	10,254	84%
Other revenue	7,817	7,421	396	5%
	$334,638	$315,818	$18,820	6%

We continue to have revenue concentration in a limited number of customers; however, revenue concentration has trended down significantly over the past several years. In 2019, the top five customers, by revenue, accounted for 30% of total revenue, down from 42% of total revenue in 2018 and 48% in 2017. In particular, our two largest customers by revenue accounted for 17% of 2019 total revenue (12% and 5%, respectively), a decrease from 29% of 2018 total revenue ( 14% and 15%, respectively). This decrease is mainly attributable to the reduction of LabCorp sales as discussed under "Material Customer Activity". No other customer accounted for more than 6% of total revenue in 2019 or 2018. In 2019, approximately 25% of our revenue was derived from sales to non-U.S. customers, with approximately 11% of revenue from sales to customers in Europe and approximately 10% of revenue from sales to customers in Asia. This compares to approximately 17% of our 2018 revenue being derived from sales to non-U.S. customers, with approximately 7% of revenue from sales to customers in both Europe and Asia. This growth in the percentage of sales to non-U.S. customers has been driven primarily by the addition of the flow cytometry business.

Revenue from the sale of systems and peripheral components increased 76% to $70.3 million for 2019 from $40.0 million in 2018, primarily as a result of the flow cytometry acquisition, which contributed $32 million of system revenue for 2019. Also included in system revenue is a portion of reagent rental revenue reclassified from assay revenue, which grew 62% or $1.6 million in 2019 from 2018. These increases were partially offset by lower system placements of multiplexing analyzers in 2019, primarily driven by large purchase orders by our partners in the prior year period, which did not repeat at the same level in 2019. We sold 990 multiplexing analyzers in 2019, as compared to 1,131 multiplexing analyzers sold in 2018, bringing total multiplexing analyzer shipments since inception to approximately 17,000 as of year-end 2019, some of which may be retired or otherwise not in use. For 2019, our five highest selling partners accounted for 787 systems, or 79%, of total multiplexing analyzers sold, whereas our five highest selling partners in 2018 accounted for 882, or 78%, of total multiplexing analyzers sold.

Consumable sales, comprised of microspheres and sheath fluid, decreased 3% to $48.5 million in 2019 from $50.1 million in 2018, primarily driven by lower aggregate bulk purchases from certain large partners. During 2019, we had 73 bulk purchases of consumables totaling approximately $36.2 million (74% of total consumable revenue), ranging from $0.1 million to $3.0 million, as compared with 74 bulk purchases totaling approximately $38.8 million (77% of total consumable revenue) in 2018. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty-bearing sales accounted for $34.0 million, or 70%, of consumable sales in 2019 compared to $32.8 million, or 65%, of the total consumable sales for 2018.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, increased 8% to $53.6 million for 2019 from $49.4 million for 2018. This increase is primarily the result of higher base royalties of $5.6 million, in addition to a favorable mix of royalty rates, which was partially offset by lower royalty minimums, audit findings and other adjustments of $2.5 million. We believe this is mainly the result of menu expansion and increased utilization of our partners’ assays on our technology. We expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue decreased 16% to $132.0 million for 2019 from $156.7 million for 2018. This decline was primarily attributable to reduced sales to LabCorp, whose assay sales declined by $31.9 million to $13.3 million in 2019 from 2018. Excluding LabCorp's impact, assay revenue increased 6% for 2019 compared to 2018, driven in part by the flow cytometry acquisition, which made up 37% of this increase. Our sample to answer assay revenue, which consists of VERIGENE and ARIES® assay sales, grew 20% to $67.7 million for 2019 from $56.4 million in 2018. Revenue for our non-automated testing assays declined by 39% to $61.7 million for 2019, primarily driven by the reduction in LabCorp sales, which made up more than 80% of this reduction. LabCorp, our largest assay customer by revenue, accounted for 10% of total assay revenue for 2019 compared to 29% for 2018. No other customer accounted for more than 4% of total assay revenue during those periods. As discussed above under “Material Customer Activity” and previously disclosed in our prior annual and quarterly reports, our largest assay customer, LabCorp, has developed the next iteration of their women’s health portfolio with another party, which negatively impacted our assay revenue in 2018 and 2019.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 84% to $22.4 million during 2019 from $12.2 million in 2018. This increase was primarily driven by the flow cytometry acquisition, which contributed $9.1 million of service revenue during 2019. Absent the impact of the flow cytometry acquisition, service revenue increased 9% for 2019 from 2018, primarily driven by an increase in the number of systems covered under extended service agreements. At December 31, 2019, we had 2,533 Luminex systems covered under extended service agreements and $6.7 million in deferred revenue related to those contracts. At December 31, 2018, we had 2,311 Luminex systems covered under extended service agreements and $5.3 million in deferred revenue related to those contracts. On a consolidated basis, total deferred revenue was $8.7 million at December 31, 2019, and included 529 flow cytometry systems covered under extended service agreements, which were primarily gained through the flow cytometry acquisition.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments and revenue from agreements with U.S. government agencies, increased to $7.8 million for 2019, compared to $7.4 million for 2018.

Gross Profit. Gross profit decreased to $182.7 million for 2019, as compared to $195.5 million for 2018. Gross margin (gross profit as a percentage of total revenue) decreased to 55% for 2019, from 62% for 2018. This decrease in gross margin is primarily attributable to: (i) the decline in LabCorp’s assay purchases, which typically carry a higher gross margin, (ii) the absorption of the flow cytometry acquisition and the related acquisition accounting adjustments, which included expenses of $1.1 million for the step-up in inventory to fair value and $0.8 million of acquisition adjustments for the acquired deferred service revenue, (iii) the absorption of higher manufacturing expenses for 2019, and (iv) the increase in sample to answer assay revenue, which historically carries a lower gross margin. We anticipate continued fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue. Our acquired flow cytometry margins were approximately 43% for 2019. However, we anticipate these margins will improve, as the related acquisition accounting adjustments mentioned above and one-time integration costs will not recur.

Research and Development Expense. Research and development expense increased to $56.2 million, or 17% of total revenue, for 2019 from $47.2 million, or 15% of total revenue, in 2018. The increase in research and development expense was primarily a result of the addition of the acquired flow cytometry personnel and related expenses, in addition to higher direct material expenses driven by the development of VERIGENE II assays, xMAP INTELLIFLEX and the Guava Next Gen Systems. Research and development headcount as of December 31, 2019 was 216, as compared to 196 as of December 31, 2018. The focus of our research and development activities is the development and commercialization of the VERIGENE II and its associated assays, the development of xMAP INTELLIFLEX, and the development of the Guava Next Gen System.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $127.2 million for 2019 from $111.8 million for 2018. The increase was predominantly attributable to the addition of the acquired flow cytometry personnel and related expenses, which were not included in 2018. This increase was partially offset by lower acquisition related expenses of $2.7 million incurred in late 2018, which did not repeat in 2019. Selling, general and administrative headcount at December 31, 2019 was 495, as compared to 385 at December 31, 2018. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 38% for 2019 and 35% for 2018.

Other Income, net. Other income, net, increased $2.6 million in 2019 over 2018. This increase resulted primarily from an additional investment made in Combinati during the quarter ended December 31, 2019, and the subsequent remeasurement based on the fair value prior to the additional investment. As a result, a gain of approximately $3.2 million was recorded in Other income, net in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2019. This increase was partially offset by (i) a nonrecurring dividend payment of $0.4 million from one of our minority interest investments in 2018 that did not recur in 2019, and (ii) an impairment of $0.2 million of one of our investments which was recorded in 2019. See Note 3 - Investments and Other Assets for further details regarding our minority interest and equity investments.

Income taxes. Our effective tax rate for 2019 was a benefit of 60%, or $5.7 million, as compared to an effective tax rate of 35%, or $9.8 million, for 2018. The tax benefit for 2019 is primarily driven by a reduction in unrecognized tax benefits related to the U.S. transition tax of $6.6 million as a result of a ruling for certain aspects of the earnings and profits (E&P) calculation of our Canadian subsidiary. The tax expense for 2018 reflects the impact of the Tax Act. The Tax Act includes, among other things, changes to the U.S. federal tax rates and the migration from a worldwide system of taxation to a territorial system. The Company completed its accounting for all of the enactment-date income tax effects of the Tax Act and recorded a net tax benefit of $1.3 million primarily attributable to a reduction of a deferred tax liability for withholding taxes related to our Canadian entity, offset by an increase to the transition tax. In 2018, the Company also recorded tax expense totaling $1.4 million based on the results of a Canadian income tax audit. Other rate impacts are due to our research tax credit benefit and global intangible low-tax income (GILTI).

We expect our worldwide mix of earnings will mainly be taxed in jurisdictions with a top statutory tax rate of 25% in the near-term. The Company also expects to generate annual research tax credit benefits. However, the Tax Act’s modifications to the taxation of foreign profits and changes to deductibility of U.S. operational expenses will have an ongoing impact to the tax estimates in our financial statements and may not be beneficial. As a result, we expect our consolidated effective tax rate to be in the 25% to 30% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

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

Total revenue increased by 3% to $315.8 million for 2018 from $306.6 million in 2017. This increase was driven primarily by an increase in our automated assays, royalty and system revenue. Automated assay revenue, which is comprised of VERIGENE and ARIES® assays, grew 36% to more than $56 million for 2018 from the prior year. These increases were partially offset by a reduction in our non-automated assay revenue, mainly attributable to the decrease in LabCorp sales.

The following table presents our revenue disaggregation by revenue source for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Variance	Variance (%)
	(dollars in thousands)
System sales	$39,986	$38,651	$1,335	3%
Consumable sales	50,144	49,319	825	2%
Royalty revenue	49,394	44,704	4,690	10%
Assay revenue	156,714	154,907	1,807	1%
Service revenue	12,159	11,470	689	6%
Other revenue	7,421	7,520	(99)	(1)%
	$315,818	$306,571	$9,247	3%

We continued to have revenue concentration in a limited number of customers in 2018. In 2018, the top five customers, by revenue, accounted for 42% of total revenue, down from 48% of total revenue in 2017. In particular, our two largest customers by revenue accounted for 29% of 2018 total revenue (15% and 14%, respectively), a decrease from 35% of 2017 total revenue (20% and 15%, respectively). This decrease was mainly attributable to the reduction of LabCorp sales . No other customer accounted for more than 6% of total revenue in 2018 or 2017.

Under the revenue recognition guidance effective January 1, 2018, the system portion of reagent rental revenue is recognized in system revenue. Revenue from the sale of systems and peripheral components increased 3% to $40.0 million for the 2018 from $38.7 million for 2017. This increase was primarily the result of higher sample to answer reagent rental system placements for 2018, which grew 61% over the prior year, and resulted in a $2.5 million reclassification of revenue from assay to system revenue in 2018. This was partially offset by a change in customer sales mix, which lowered the average sales price of system units. We sold 1,131 multiplexing analyzers in 2018, as compared to 1,066 multiplexing analyzers sold in 2017. For 2018, our five highest selling partners accounted for 882 systems, or 78%, of total multiplexing analyzers sold, whereas, our five highest selling partners in 2017 accounted for 779, or 73%, of total multiplexing analyzers sold.

Consumable sales, comprised of microspheres and sheath fluid, increased 2% to $50.1 million in 2018 from $49.3 million in 2017. During 2018, we had 74 bulk purchases of consumables totaling approximately $38.8 million (77% of total consumable revenue), ranging from $0.1 million to $3.8 million, as compared with 70 bulk purchases totaling approximately $37.3 million (76% of total consumable revenue) in 2017. The modest increase in bulk purchases in 2018 was the primary driver to the increase in consumable revenue from the prior year. Partners who reported royalty-bearing sales accounted for $32.8 million, or 65%, of consumable sales for 2018 compared to $34.7 million, or 70%, of the total consumable sales for 2017.

Royalty revenue, which results when our partners sell products or testing services incorporating our technology, increased 10% to $49.4 million for 2018 from $44.7 million for 2017. This increase was the result of higher royalty minimums, audit findings and other adjustments of $2.5 million (collectively) and higher base royalties of $2.2 million, which we believe was mainly the result of menu expansion and increased utilization of our partners’ assays on our technology.

Assay revenue increased 1% to $156.7 million for 2018 from $154.9 million for 2017, primarily attributable to an increase in our sample to answer assay revenue, which consists of VERIGENE and ARIES® assay sales. Our sample to answer assay revenue grew 36% to $56.4 million for 2018 from $41.4 million in 2017. These increases were partially offset by reductions in our non-automated testing assays. Revenue for non-automated infectious disease testing products decreased by 11%. This was driven mainly by (i) the reduction in LabCorp’s non-CF related sales to $36.9 million, from $49.9 million in 2017, and (ii) genetic testing assays decreasing by 12% in 2018 from 2017. The decrease in revenue from our genetic testing products was attributable to pricing and reimbursement challenges within the pharmacogenetic market segment, in addition to declining sales of CF assays from LabCorp of $0.8 million for 2018. Our largest customer, by revenue, accounted for 29% of total assay revenue for 2018 compared to 38% for 2017. No other customer accounted for more than 10% of total assay revenue during those periods. The loss of LabCorp women’s health portfolio negatively impacted our assay revenue in 2018. Excluding LabCorp sales, assay revenue increased 9% in 2018 as compared to 2017.

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

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments and revenue from agreements with U.S. government agencies, decreased to $7.4 million for 2018 compared to $7.5 million for 2017, primarily driven by an increase in amounts paid towards global purchasing organizations, which are accounted for as a reduction of revenue.

Gross Profit. Gross profit decreased to $195.5 million for 2018, as compared to $199.0 million for 2017. Gross margin (gross profit as a percentage of total revenue) decreased to 62% for 2018, from 65% for 2017. This decrease in gross margin was primarily attributable to the decline in LabCorp’s assay purchases, which typically carry a higher gross margin, and the absorption of higher manufacturing expenses for 2018. These impacts were partially offset by a favorable change in sales mix from other higher margin items, most notably, royalty and consumable revenue. Concentration of sales in our higher margin items (assays, consumables and royalties) was 81% of revenue for each of 2018 and 2017.

Research and Development Expense. Research and development expense increased to $47.2 million for 2018 from $45.7 million in 2017, but as a percentage of total revenue remained constant at 15%. The increase in research and development expense was primarily a result of the focus of our efforts in the development and commercialization of a pipeline of assays for the ARIES® System and the development and commercialization of the next generation VERIGENE System, VERIGENE II, and assays. Research and development headcount as of December 31, 2018 was 196, as compared to 175 as of December 31, 2017.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $111.8 million for 2018 from $107.3 million for 2017. The increase was primarily attributable to flow cytometry acquisition related expenses of $2.7 million incurred in late 2018, in addition to higher personnel costs and material expenses stemming from potential customer validations. Selling, general and administrative headcount at December 31, 2018 was 385, as compared to 358 at December 31, 2017. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, remained flat at 35% for 2018 and 2017.

Other Income, net. We received a nonrecurring dividend payment of $0.4 million from one of our investments in 2018. See Note 3 - Investments and Other Assets for further details regarding our investments.

Income taxes. Our effective tax rate for 2018 was 35%, or $9.8 million, as compared to a an effective tax rate of 21%, or $7.7 million, for 2017. The incurred tax expense for 2018 and 2017 was primarily driven by the impact of this tax legislation. On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company recorded provisional amounts in 2018 and 2017 related to the enactment date effects of the Tax Act. At December 31, 2018 the Company completed its accounting for all of the enactment-date income tax effects of the Tax Act and recorded a tax benefit of $741,000 for provisional adjustments comprised of (i) increase of $1.9 million to the transition tax related to the Tax Act; (ii) a revaluation of deferred tax assets of $74,000 based upon the future tax rates; and (iii) a reduction of a deferred tax liability for withholding taxes related to our Canadian entity of $2.5 million. In 2018, the Company also recorded approximately $2.1 million of tax expense under the GILTI provisions of the Tax Act which became effective January 1, 2018, and tax expense totaling $1.4 million based on the results of a Canadian income tax audit. In 2017, the Company recorded provisional tax expense totaling $12.6 million related to the effects of the Tax Act, comprised of: (i) a transition tax of $6.7 million related to the Tax Act; (ii) a revaluation of deferred tax assets of $2.7 million based upon the future tax rates; and (iii) establishment of a deferred tax liability for withholding taxes related to our Canadian entity based upon our change in reinvestment assertions of $3.2 million. These tax legislation effects were offset by the valuation allowance release on our Canadian deferred tax assets of $12.5 million in the third quarter of 2017. Other rate impacts are due to the current rate differential between the U.S. and Canada and our research credit benefit.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$59,173	$76,441

At December 31, 2019, we held cash and cash equivalents of $59.2 million and had working capital of $144.4 million. At December 31, 2018, we held cash and cash equivalents of $76.4 million and had working capital of $151.4 million. Cash, and cash equivalents decreased by $17.3 million during 2019. The decrease in cash and cash equivalents from the prior year is primarily attributable to the purchases of property, plant and equipment of $16.2 million, dividends of $12.2 million, and the additional investment of $7.0 million in Combinati Incorporated (Combinati), a private company, made during the quarter ended December 31, 2019. See Note 3 - Investments and Other Assets for further details regarding our equity investment. These outflows were partially offset by operating cash flows of $13.5 million and $3.8 million of proceeds from employee stock plans and exercises of stock options.

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

Cash provided by operations was $13.5 million for the 2019, as compared with cash provided by operations of $50.9 million for 2018. This decrease was primarily attributable to higher operating expenses and lower gross profit in the current year as compared to the year ended December 31, 2018. Cash used in investing activities was $20.6 million for 2019, a decrease from $93.5 million for 2018. The change in cash flows of investing activities from 2018 to 2019 was primarily attributable to the acquisition of EMD Millipore’s flow cytometry business in 2018. Currently, exclusive of changes in available-for-sale securities, we expect cash used in investing activities to be primarily for purchases of property and equipment, and continued strategic investments or acquisitions.

Cash used in financing activities increased to $10.5 million for 2019, from cash used in financing activities of $8.4 million for 2018. This change in cash flows used in financing activities was primarily attributable to an increase in dividends from $0.06 per share to $0.09 per share, which was announced in the third quarter and paid in the fourth quarter of 2019.

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

Our short-term projects that are expected to require significant capital to complete are development of the next generation xMAP System, xMAP INTELLIFLEX, our current in-process research and development of the next generation VERIGENE System, VERIGENE II, and our in-process research and development of the Guava Next Gen system. We currently anticipate xMAP INTELLIFLEX, VERIGENE II and Guava Next Gen will all launch commercially in 2020. The estimated aggregate cost to complete these projects, including completion of development of the systems, cartridge, software and the initial assay, validation, verification, clinical trials and regulatory submission, is approximately $1.1 million and is included in our research and development budget for 2020. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners’ consumable purchasing patterns; (iv) execution of partnership agreements that include significant up-front license fees; (v) execution of our stock repurchase and dividend programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the “Safe Harbor Cautionary Statement” and risk factors of this report.

In February 2017, the Board of Directors initiated a cash dividend program to pay a regular quarterly cash dividend. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends are in the best interests of stockholders and are in compliance with applicable laws and agreements of the Company. On February 18, 2020, we announced that our Board declared a quarterly cash dividend of $0.09 per share of common stock to be paid to shareholders of record as of the close of business on March 19, 2020 with a payment date of April 9, 2020.

As described elsewhere in this report, LabCorp elected to develop the next iteration of one of its women’s health products with another party. We previously negotiated significant minimum requirements of women’s health purchases from LabCorp, pursuant to which LabCorp committed to acquire no less than $63.1 million of our women’s health products from January 1, 2017 through June 30, 2018. During the quarter ended June 30, 2018, LabCorp met its purchase requirements under that agreement and indicated it would not make further purchases from us of the women’s health products covered by such agreement. However, based on an extension agreement entered into in the third quarter of 2017, the Company continued to sell its CF products to LabCorp through the end of 2019. In the first quarter of 2019, we completed an additional extension agreement and the Company will continue to sell its CF products to LabCorp through at least the end of 2021. The loss of the women’s health LabCorp business, and the anticipated future loss of other products traditionally sold to LabCorp (which we expect to occur with products other than CF, as discussed above), could have a material adverse effect on our growth and future results of operations.

During 2019, LabCorp represented total revenue of $15.5 million. That revenue was categorized as follows: women’s health - $2.5 million; CF related - $11.9 million; and all other ancillary products - $1.1 million. During 2018, LabCorp represented total revenue of $47.2 million, categorized as follows: women’s health - $23.2 million; CF related - $12.4 million; and all other ancillary products - $11.6 million. As noted above, LabCorp met its purchase commitment for women’s health products and will no longer be placing material orders for the women’s health portfolio.

We hold cash and cash equivalents at various foreign subsidiaries. As a result of reductions to the U.S. taxation of dividends from foreign subsidiaries under the Tax Act and continued profitability of our Canadian subsidiary, in future years we have and may continue to repatriate earnings of our Canadian subsidiary.  The cash and cash equivalents held by this subsidiary may be more readily available to meet domestic cash requirements in the next year, but will continue to be subject to foreign withholding tax that would be incurred upon repatriation. We anticipate that cash and cash equivalents held by all other foreign subsidiaries will continue to be permanently reinvested and may not be readily available to meet domestic cash requirements.

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

Contractual Obligations

As of December 31, 2019, we had approximately $36.7 million in non-cancellable purchase obligations for the next 12 months. These obligations are included in our estimated cash usage during 2020. The following table reflects our total current non-cancellable obligations by period as of December 31, 2019 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancellable rental obligations	$25,232	$6,429	$10,897	$6,974	$932
Non-cancellable purchase obligations (1)	36,678	34,819	1,705	94	60
Minimum royalty commitments (2)	136	24	47	65	—
Insurance premiums	1,002	1,002	—	—	—
Total (3)	$63,048	$42,274	$12,649	$7,133	$992
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
(3) Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at December 31, 2019, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore,$3.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 11 to the Consolidated Financial Statements for a discussion on income taxes.

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

See Note 17 to our Consolidated Financial Statements contained in Item 8 of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at December 31, 2019 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions and changes in political climate. Accordingly, our future results could be materially and adversely impacted by changes in these and other factors.

As of December 31, 2019, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi and Yen. For example, some fixed asset purchases and certain expenses are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen and Renminbi exchange rates. A 10% change in all of these exchange rates in relation to the U.S. dollar would result in a statement of comprehensive income impact of approximately $1.3 million on foreign currency denominated asset and liability balances as of December 31, 2019. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss of $432,000 was included in determining our consolidated results for the year ended December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Luminex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luminex Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statement of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 17 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenues with variable considerations
Description of the matter
As described in Note 1 to the consolidated financial statements, revenues from product sales typically include variable consideration based on volume of sales during a designated time period. Revenue from customers is recorded based on a transaction price which includes estimates of variable consideration based on multiple data points including customer contractual tiered pricing, specific known market events and trends as well as historical and forecasted customer buying patterns which must be evaluated and updated as pricing terms and industry conditions change. For the year ended December 31, 2019, the Company recorded $334.6 million of product revenues which included such variable consideration.

Auditing the Company’s recognition of revenue related to variable consideration was complex due to the volume of transactions and incremental procedures performed to test the accuracy of the variable prices charged to customers and recorded as revenue. Each customer contract contains unique terms which must be evaluated to ensure the appropriate price is applied based on actual cumulative volume sales or forecasted sales levels to ensure the amount to be recognized in any given period is accurate.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to approve, review and execute pricing changes within the accounting system. For example, we tested controls over management’s monitoring and evaluation of the accuracy of pricing changes, including the appropriateness of the individuals authorizing and making the changes to pricing. We also tested the operating effectiveness of controls over the Company’s process to approve customer pricing and to ensure that the correct customer pricing based on contractual terms is utilized by the Company in determining variable consideration, including controls over management’s forecasting of sales volumes.

Our audit procedures over the Company’s estimates of variable consideration included, among others, reviewing contracts which included tiered pricing based on volume of sales and comparing such terms to historic sales and forecasted sales volumes to ensure pricing provided to the customer during the year was in line with the terms of the contract. We also analyzed credit memos to evaluate if there were any pricing adjustments and performed a look-back analysis to evaluate the historical accuracy of management’s sales volume forecasts. In addition, we performed correlation analyses between revenue, accounts receivable and cash to identify unusual or unexpected relationships.

Realizability of inventories
Description of the matter
The Company’s inventories totaled $77.1 million as of December 31, 2019, representing 14% of total assets. As explained in Note 1 of the consolidated financial statements, inventories are stated at the lower of cost or net realizable value, which includes considerations for inventory becoming obsolete or having quantities in inventory in excess of anticipated usage based upon the Company’s assumptions about future demand for products and other market conditions.

Auditing management’s estimate of inventory reserves involved subjective auditor judgment because management’s assessment of whether a write down is required and the measurement of any excess cost over net realizable value is judgmental and is sensitive to changes in assumptions, including management’s assumptions over future product demand and product expiration dates which may be impacted by, among other things, future market and economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s inventory process and the related calculation of inventory reserves, including management’s assessment of the assumptions and data underlying the excess and obsolete inventory valuation such as forecasted usage of inventories.

Our audit procedures included, among others, evaluating the assumptions used by the Company to estimate future product demand, including assumptions surrounding forecasted sales or usage and testing the completeness and accuracy of the underlying data used in its calculations including product expiration or end of life dates, quantities on hand and inventory pricing. For example, we compared the estimated usage rates with the actual usage results of prior periods as well as management’s consideration of expected timing of estimated usage rates as compared to product expiration dates, and we performed a gross margin analysis by product type.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1998.
Austin, Texas
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Luminex Corporation

Opinion on Internal Control over Financial Reporting

We have audited Luminex Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Luminex Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
February 27, 2020

LUMINEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$59,173	$76,441
Accounts receivable, net	55,815	53,396
Inventories, net	77,084	63,250
Prepaids and other	10,398	9,657
Total current assets	202,470	202,744
Property and equipment, net	65,515	66,288
Intangible assets, net	90,336	105,148
Deferred income taxes	27,702	21,470
Goodwill	118,145	118,127
Right-of-use assets	20,439	—
Other	19,122	11,398
Total assets	$543,729	$525,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,983	$14,504
Accrued liabilities	31,872	26,772
Deferred revenue - current portion	8,214	10,099
Total current liabilities	58,069	51,375
Deferred revenue	1,633	1,079
Lease liabilities	17,182	—
Other long-term liabilities	1,985	5,065
Total liabilities	78,869	57,519
Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 44,325,369 shares at December 31, 2019; 43,899,210 shares at December 31, 2018	44	44
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	380,304	365,349
Accumulated other comprehensive loss	(1,380)	(1,127)
Retained earnings	85,892	103,390
Total stockholders’ equity	464,860	467,656
Total liabilities and stockholders’ equity	$543,729	$525,175

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017

Revenue	$334,638	$315,818	$306,571
Cost of revenue	151,899	120,327	107,525
Gross profit	182,739	195,491	199,046
Operating expenses:
Research and development	56,228	47,164	45,717
Selling, general and administrative	127,183	111,816	107,322
Amortization of acquired intangible assets	11,407	8,665	8,854
Total operating expenses	194,818	167,645	161,893
(Loss) income from operations	(12,079)	27,846	37,153
Other income (expense), net	3,100	465	(4)
Loss from equity method investment	(523)	—	—
(Loss) income before income taxes	(9,502)	28,311	37,149
Income tax benefit (expense)	5,664	(9,803)	(7,726)
Net (loss) income	$(3,838)	$18,508	$29,423

Net (loss) income attributable to common stock holders
Basic	$(3,773)	$18,196	$28,894
Diluted	(3,775)	18,197	28,894
Net (loss) income per share attributable to common stock holders
Basic	$(0.09)	$0.42	$0.67
Diluted	$(0.09)	$0.41	$0.67
Weighted-average shares used in computing net (loss) income per share
Basic	44,148	43,727	43,173
Diluted	44,148	44,291	43,300

Dividends declared per share	$0.30	$0.24	$0.24

Other comprehensive (loss) income:
Foreign currency translation adjustments	(253)	(502)	1,067
Other comprehensive (loss) income	(253)	(502)	1,067
Comprehensive (loss) income	$(4,091)	$18,006	$30,490

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net (loss) income	$(3,838)	$18,508	$29,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,529	23,674	22,641
Stock-based compensation	13,198	12,226	12,478
Deferred income tax (benefit) expense	(7,444)	8,159	6,383
Loss on sale or disposal of assets	641	730	964
(Earnings) loss on equity method investment (1)	(2,719)	—	—
Other	(329)	(1,369)	1,531
Changes in operating assets and liabilities:
Accounts receivable, net	(2,440)	(1,569)	(8,265)
Inventories, net	(13,559)	(6,827)	(8,668)
Other assets	4,789	(3,319)	(83)
Accounts payable	3,370	4	4,469
Accrued liabilities	(5,630)	103	(2,657)
Deferred revenue	(1,031)	579	(785)
Net cash provided by operating activities	13,537	50,899	57,431
Cash flows from investing activities:
Purchase of property and equipment	(16,249)	(21,292)	(14,635)
Business acquisition consideration, net of cash acquired	—	(65,381)	—
Proceeds from net working capital adjustments related to business acquisition	1,916	—	—
Issuance of note receivable	—	(1,000)	(1,400)
Purchase of equity affiliate	(6,980)	—	—
Proceeds from (payments to) cost method investment	734	(1,782)	(1,000)
Proceeds from sale of assets and investments	—	2	62
Acquired technology rights	(40)	(4,000)	(140)
Net cash used in investing activities	(20,619)	(93,453)	(17,113)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,750	4,570	4,305
Shares surrendered for tax withholding	(2,095)	(2,312)	(2,350)
Dividends paid	(12,153)	(10,654)	(7,930)
Net cash used in financing activities	(10,498)	(8,396)	(5,975)
Effect of foreign currency exchange rate on cash	312	279	(683)
Change in cash and cash equivalents	(17,268)	(50,671)	33,660
Cash and cash equivalents, beginning of period	76,441	127,112	93,452
Cash and cash equivalents, end of period	$59,173	$76,441	$127,112

(1) The (earnings) loss on equity method affiliate is shown net of the $3.2 million non-cash gain recognized in the fourth quarter 2019, resulting from the remeasurement of our equity method investment. See Note 3 - Investments and Other Assets for further details.

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2016	42,802,480	$42	$336,431	$(1,692)	$68,898	$403,679
Exercise of stock options	163,579	—	2,684	—	—	2,684
Issuances of restricted stock, net of shares withheld for taxes	345,978	1	(2,350)	—	—	(2,349)
Stock compensation	—	—	12,409	—	—	12,409
Issuance of common shares under ESPP	92,456	—	1,591	—	—	1,591
Net income	—	—	—	—	29,423	29,423
Foreign currency translation adjustments	—	—	—	1,067	—	1,067
Dividends	—	—	69	—	(10,666)	(10,597)
Other	—	—	—	—	—	—
Balance at December 31, 2017	43,404,493	$43	$350,834	$(625)	$87,655	$437,907
Exercise of stock options	157,754	—	2,814	—	—	2,814
Issuances of restricted stock, net of shares withheld for taxes	253,152	1	(2,312)	—	—	(2,311)
Stock compensation	—	—	12,187	—	—	12,187
Issuance of common shares under ESPP	83,811	—	1,740	—	—	1,740
Net income	—	—	—	—	18,508	18,508
Foreign currency translation adjustments	—	—	—	(502)	—	(502)
Dividends	—	—	86	—	(10,796)	(10,710)
Other	—	—	—	—	8,023	8,023
Balance at December 31, 2018	43,899,210	$44	$365,349	$(1,127)	$103,390	$467,656
Exercise of stock options	95,097	—	1,698	—	—	1,698
Issuances of restricted stock, net of shares withheld for taxes	217,620	—	(2,095)	—	—	(2,095)
Stock compensation	—	—	13,198	—	—	13,198
Issuance of common shares under ESPP	113,442	—	2,030	—	—	2,030
Net income	—	—	—	—	(3,838)	(3,838)
Foreign currency translation adjustments	—	—	—	(253)	—	(253)
Dividends	—	—	124	—	(13,660)	(13,536)
Other	—	—	—	—	—	—
Balance at December 31, 2019	44,325,369	$44	$380,304	$(1,380)	$85,892	$464,860

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

The Company primarily serves the life sciences industries by marketing products, including our specific testing equipment and assays, to various types of testing laboratories. As of December 31, 2019, the Company had 82 strategic partners, 55 of which have released commercialized reagent-based products utilizing the Company’s technology. Luminex and these partners have sold approximately 17,000 xMAP-based instruments in laboratories worldwide as of December 31, 2019, some of which may be retired or otherwise not in use. The Company’s remaining partners are in various stages of development and commercialization of products incorporating the Company’s technology.

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

In addition, the Company made an equity investment in a private company. The Company does not have majority control of the entity in which the investment was made, but has the ability to exercise significant influence over operating and financial policies; therefore, the Company accounts for this investment using the equity method. The Company's proportionate share of income or loss of approximately 28.4% is recorded in other income (expense), net in the Consolidated Statement of Comprehensive Income. This non-marketable equity investment is recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. The Company periodically reviews this equity investment for other-than-temporary declines in fair value based on the specific identification method and writes down the investment to its fair value when it determines that an other-than-temporary decline has occurred.

Fair Value of Financial Instruments

The fair values of financial instruments are determined by obtaining non-binding market prices from the Company’s third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, equity-method investments, long-term investments, accounts payable and accrued liabilities. The fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2019 and 2018. See Note 6 for further details concerning fair value measurements.

Supplemental Cash Flow Statement Information (in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash paid during the period for taxes	$1,206	$2,214	$1,393
Cash paid during the period for interest and penalties	29	17	57
Effect of acquisitions:
Fair value of tangible assets acquired	2,657	13,262	—
Liabilities assumed	(1,915)	(5,082)	—
Cost in excess of fair value of assets acquired	18	32,647	—
Acquired identifiable intangible assets	609	26,797	—
Deferred tax liabilities, net	731	(4,433)	—
In-process research and development	(4,016)	6,703	—
Total purchase price	(1,916)	69,894	—
Less cash and cash equivalents acquired	—	4,513	—
Net cash paid for business acquisition	$(1,916)	$65,381	$—

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

Thermo Fisher Scientific Inc. accounted for 12%, 14% and 15% of our total revenues in 2019, 2018 and 2017, respectively. LabCorp accounted for 15% and 20% of our total revenues in 2018 and 2017, respectively. No other customer accounted for more than 10% of our total revenues in 2019, 2018 or 2017.

Inventories

Inventories, consisting primarily of raw materials and purchased components, are stated at the lower of cost or net realizable value, with cost determined according to the standard cost method, which approximates the first-in, first-out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. As a developer and manufacturer of high technology medical equipment, the Company may be exposed to a number of economic and industry factors that could result in portions of inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in the Company’s markets, ability to meet changing customer requirements, competitive pressures on products and prices, and reliability and replacement of and the availability of key components from suppliers. The Company’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon the Company’s assumptions about future demand for products and market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product expiration or end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining the Company’s estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted. If inventory is determined to be above the lower of cost or net realizable value, excess or obsolete, the Company would be required to record impairment charges within cost of goods sold at the time of such determination. Although considerable effort is made to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or expected usage could have a significant negative impact on the value of inventory and the Company’s operating results. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair value of the assets of the acquired business. In accordance with Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350), goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise, tested at our sole reporting unit level. Events or circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate, significant changes in our use of the acquired assets, significant negative industry or economic trends, significant under-performance relative to operating performance indicators and significant changes in competition. The Company determined that no triggering events occurred during the year ended December 31, 2019. In 2019 and 2018, the Company estimated the fair value of the reporting unit using a fair-value-based approach based on the market capitalization. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company’s products, capital needs, economic trends and other factors which are inherently difficult to forecast. The Company’s annual test did not result in an impairment charge in 2019, as the estimated fair value of the reporting unit continued to exceed the carrying value by a significant enough amount such that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit. No goodwill impairments were recorded in 2019, 2018 or 2017.

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

Royalties:  For arrangements that include sales-based royalties, including minimum payments, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation, to which some or all of the royalty has been allocated, has been satisfied. This was a change from how the Company treated royalty payments prior to 2018, by recognizing royalty revenue when our strategic partners reported the end-user sales to the Company, and is primarily the basis for our cumulative adjustment, made as of January 1, 2018, to retained earnings of $10.6 million before related tax impacts or $8.1 million net of related tax impacts. Royalty payments are typically received when our strategic partners report the end-user sales to the Company.

Reagent Rentals: The Company provides systems and certain other hardware to customers through reagent rental agreements, under which the customers commit to purchasing minimum quantities of assays at a stated price over a defined contract term, which is normally two to three years. Instead of rental payments, the Company recovers the cost of providing the system and other hardware in the amount charged for assays. Revenue is recognized over the defined contract term as assays are shipped. The depreciation costs associated with the system and other hardware are charged to cost of sales on a straight-line basis over the estimated life of the system. The costs to maintain these instruments in the field are charged to cost of sales as incurred. Under the guidance, the Company reclassified the portion of reagent rental revenue associated with the recovery of the cost of providing the system and other hardware in reagent rental agreements from assay revenue to system revenue effective January 1, 2018. This change did not have any impact on top line revenue and the Company has not experienced any material effects to its revenue categorization.

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

We adopted new guidance on financial instruments and related credit losses effective January 1, 2020, which will impact the timing of the measurement and recognition of expected credit losses. For further discussion, see Note 17, “Recent Accounting Pronouncements.”

Product-Related Expenses

The Company provides for the estimated cost of initial product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required. Shipping and handling costs associated with product sales are included in cost of sales. Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising.  Advertising expenses, which include trade shows and conventions, were approximately $3.5 million, $2.8 million and $2.4 million for 2019, 2018 and 2017, respectively, and were included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

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

NOTE 2 — BUSINESS COMBINATIONS

On December 31, 2018, the Company completed its acquisition of EMD Millipore Corporation’s flow cytometry portfolio for $75 million, consisting of approximately $69.9 million paid under a Share and Asset Purchase Agreement (the Purchase Agreement) and approximately $5.1 million in committed inventory purchases, both of which were subject to adjustment. Following a purchase price reconciliation in the quarter ended March 31, 2019, the purchase price was reduced by $1.9 million. This adjustment resulted in a revised amount of $68.0 million paid under the Purchase Agreement. The committed inventory purchases were completed in the third quarter of 2019. The Company financed the acquisition with cash on hand. Luminex acquired 100% of the shares and equity of Amnis Corporation, a Washington corporation (Amnis), a wholly owned subsidiary of EMD Millipore Corporation, a Massachusetts corporation (itself an affiliate of Merck KgaA), and certain other assets owned by other affiliates of Merck KgaA (MilliporeSigma).

The acquisition expands Luminex’s existing offering of flow-based detection systems, which is centered around its innovative xMAP® multiplexing technology, with approximately 17,000 xMAP systems sold worldwide, some of which may be retired or otherwise not in use. MilliporeSigma’s flow cytometry portfolio includes Amnis, a family of imaging flow cytometry products for cell-based analysis, as well as their Guava and Muse portfolio of products, which are economical systems based on microcapillary technologies. The purchase price was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. A portion of the goodwill is deductible for tax purposes. The Company recorded approximately $2.7 million of acquisition-related costs during fiscal 2018. The impact of the acquisition on our liquidity is more fully described under “Liquidity and Capital Resources.”

The following table summarizes the estimated fair values of assets acquired and liabilities assumed in connection with the acquisition at December 31, 2018 and adjusted and finalized as of September 30, 2019 (in thousands):

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

NOTE 3 — INVESTMENTS AND OTHER ASSETS

Marketable Securities

The Company determines the appropriate classification of any investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. As of December 31, 2019, the Company had no short or long-term investments, since those funds were used to pay for acquisitions.

Available-for-sale securities consisted of the following as of December 31, 2019 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$707	$—	$—	$707
Total current securities	707	—	—	707
Noncurrent:
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$707	$—	$—	$707

Available-for-sale securities consisted of the following as of December 31, 2018 (in thousands):

	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Current:
Money Market funds	$704	$—	$—	$704
Total current securities	704	—	—	704
Noncurrent:
Total noncurrent securities	—	—	—	—
Total available-for-sale securities	$704	$—	$—	$704

There were no proceeds from the sales of available-for-sale securities for the years ended December 31, 2019 and December 31, 2018. Realized gains and losses on sales of investments are determined using the specific identification method and are included in other income (expense) in the Consolidated Statement of Comprehensive Income. There were no available-for-sale debt securities as of December 31, 2019 or December 31, 2018.

Non-Marketable Securities and Other-Than-Temporary Impairment

During the year ended December 31, 2018, the Company made a $1.8 million investment in Combinati, a private company. Subsequently, on October 1, 2019, the Company made an additional $7.0 million investment in Combinati, bringing the Company's ownership to approximately 28.4% of the voting interest of Combinati. Effective October 1, 2019, the Company accounted for its investment in Combinati under the equity method, given the Company's significant influence over the investee due to its larger ownership percentage and its seat on the Board of Directors. The Company does not have unilateral decision making power, and therefore will not consolidate the investee. In the fourth quarter of 2019, we remeasured the existing, minority interest investment based on the fair value prior to the additional investment and recorded a gain of approximately $3.2 million in Other income, net in the Consolidated Statements of Comprehensive Income. The minority interest investment in Combinati was reclassified to equity method investments to distinguish it from other minority interest investments that take the fair value alternative.

As of December 31, 2019, the carrying value of the Company’s total investment in Combinati was $11.5 million, which exceeded the Company’s share of Combinati’s net assets by $8.2 million and is not amortized. For the year ended December 31, 2019, the Company recorded the allocable share of Combinati’s net income in its Consolidated Statement of Comprehensive Income and as an adjustment to the invested balance.

In August 2018, the Company exercised its purchase option on a second private company and acquired 100% of its capital stock in a non-cash transaction involving (i) a prior investment of $2.0 million being applied to the purchase option, (ii) the forgiveness and application of a $2.4 million note and related interest receivable to the purchase option and (iii) a tax impact of $0.1 million. This acquisition was accounted for as an asset acquisition rather than a business combination, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, a next generation technology. The Company recorded the $4.3 million asset acquisition as a defensive, in-process research and development (IP R&D) intangible asset. There were no gains or losses recognized as part of this transaction.

The Company owns a minority interest in another private company based in the U.S. through its initial investment of $1.0 million in the third quarter of 2012. We have been informed that this private company will be dissolving and ceasing operations in the first quarter of 2020. We received cash representing the majority of our investment in the fourth quarter of 2019 and recorded an impairment of $205,000 in Other income, net in the Consolidated Statements of Comprehensive Income during 2019 based upon these circumstances and communication from this private company. We received the final cash payment for the remainder of this minority interest in the first quarter of 2020. As of December 31, 2019, this remaining portion is included at cost in other short-term assets on the Company’s Consolidated Balance Sheets as of December 31, 2019 as the Company does not have significant influence over the investee, as the Company owns less than 20% of the voting equity and the investee is not publicly traded.

These minority interest investments do not have readily determinable fair values. Therefore, the Company has elected the measurement alternative for its minority interests and the investments are recorded at cost, less any impairment, including changes resulting from observable price changes. The Company regularly evaluates the carrying value of its investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is less than the investment’s carrying value, the Company will record an impairment charge in Other income, net in the Consolidated Statements of Comprehensive Income. Other than the $205,000 impairment in 2019 discussed above, the Company has not recorded any impairment charges related to these non-marketable investments.

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

Other long-term assets consisted of the following at December 31 (in thousands):

	2019	2018
Purchased technology rights (net of accumulated amortization of $8,300 and $7,633 in 2019 and 2018, respectively)	$6,027	$6,653
Minority interest and equity method investments	11,501	2,782
Other	1,594	1,963
	$19,122	$11,398

For the years ended December 31, 2019 and 2018, the Company recognized amortization expense related to the amortization of purchased technology rights of approximately $667,000 and $621,000, respectively. Future amortization expense is estimated to be $572,000 in 2020, $540,000 in 2021, $522,000 in 2022, $505,000 in 2023, $500,000 in 2024 and $3,388,000 thereafter.

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

	2019	2018
Accounts receivable	$56,956	$54,239
Less: Allowance for doubtful accounts	(1,141)	(843)
	$55,815	$53,396

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2016	$419
Net increases charged to costs and expenses	1,312
Write-offs of uncollectible accounts	(386)
Balance at December 31, 2017	$1,345
Net increases charged to costs and expenses	(437)
Write-offs of uncollectible accounts	(65)
Balance at December 31, 2018	843
Net recoveries charged to costs and expenses	400
Write-offs of uncollectible accounts	(102)
Balance at December 31, 2019	1,141

NOTE 5 — INVENTORIES, NET

Inventories consisted of the following at December 31 (in thousands):

	2019	2018
Parts and supplies	$45,459	$39,873
Work-in-progress	15,532	11,847
Finished goods	16,093	11,530
	$77,084	$63,250

The Company has non-cancellable purchase commitments with certain of its component suppliers in the amount of approximately $36.7 million at December 31, 2019. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. There were no transfers between Level 1, Level 2 or Level 3 measurements for the year ended December 31, 2019.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements as of December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$707	$—	$—	$707
Minority interest investments - short-term	$—	$—	$22	$22
Equity investment	$—	$—	$11,501	$11,501

	Fair Value Measurements as of December 31, 2018 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$704	$—	$—	$704
Minority interest investments - long-term	$—	$—	$2,782	$2,782

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2019	2018
Laboratory equipment	$60,486	$58,330
Leasehold improvements	43,471	39,289
Computer equipment	3,916	3,322
Purchased software	22,621	22,141
Furniture and fixtures	5,924	5,874
Assets on loan/rental	28,946	24,259
Capital lease equipment	—	846
	165,364	154,061
Less: Accumulated depreciation	(99,849)	(87,773)
	$65,515	$66,288

Depreciation expense was $16.5 million and $14.4 million for the years ended December 31, 2019 and 2018, respectively.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	December 31, 2019	December 31, 2018
Balance at beginning of period	$118,127	$85,481
Flow cytometry acquisition	$18	$32,646
Balance at end of period	$118,145	$118,127

A portion of the Company’s goodwill is not expected to be deductible for tax purposes. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2018
Balance as of December 31, 2017	$81,385	$19,097	$5,664	$12,982	$119,128
Flow cytometry acquisition	17,084	4,722	4,991	6,703	33,500
Asset acquisition	—	—	—	4,328	4,328
Balance as of December 31, 2018	98,469	23,819	10,655	24,013	156,956
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2017	(34,414)	(7,037)	(1,692)	—	(43,143)
Amortization expense	(6,087)	(1,999)	(579)	—	(8,665)
Accumulated amortization balance as of December 31, 2018	(40,501)	(9,036)	(2,271)	—	(51,808)
Net balance as of December 31, 2018	$57,968	$14,783	$8,384	$24,013	$105,148
Weighted average life (in years)	11	10	10

2019
Balance as of December 31, 2018	$98,469	$23,819	$10,655	$24,013	$156,956
Flow cytometry acquisition purchase price allocation adjustments	(116)	(428)	1,154	(4,016)	(3,406)
Balance as of December 31, 2019	98,353	23,391	11,809	19,997	153,550
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2018	(40,501)	(9,036)	(2,271)	—	(51,808)
Amortization expense	(7,784)	(2,428)	(1,194)	—	(11,406)
Accumulated amortization balance as of December 31, 2019	(48,285)	(11,464)	(3,465)	—	(63,214)
Net balance as of December 31, 2019	$50,068	$11,927	$8,344	$19,997	$90,336
Weighted average life (in years)	11	10	10

The Company currently has three IP R&D projects. The first relates to the development of the next generation VERIGENE® System, VERIGENE II. The Company believes the VERIGENE II will launch commercially in 2020. The second is a defensive IP R&D project related to the Company’s next generation xMAP® System, xMAP INTELLIFLEX, which the Company believes will launch commercially in 2020. The third relates to the development of the next generation Guava System, acquired as part of the acquisition (Guava Next Gen System). The Company believes the Guava Next Gen System will launch in 2020.

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2020	$11,406
2021	11,048
2022	9,801
2023	9,452
2024	9,452
Thereafter	19,180
$70,339

NOTE 9 — OTHER COMPREHENSIVE LOSS

Comprehensive loss represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Other comprehensive loss for the Company includes foreign currency translation adjustments and net unrealized holding gains and losses on available-for-sale investments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax (in thousands):

Accumulated Other Comprehensive Loss Items - Foreign Currency
Balance as of December 31, 2018	$(1,127)
Other comprehensive loss	(253)
Net current-period other comprehensive loss	(253)
Balance as of December 31, 2019	$(1,380)

There are no tax benefits or expenses related to the other comprehensive loss for the twelve months ended December 31, 2019.

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31 (in thousands):

	2019	2018
Compensation and employee benefits	$17,011	$18,086
Dividends payable	4,104	2,703
Income and other taxes	1,538	1,014
Warranty costs	1,641	1,901
Royalties payable	1,335	1,373
Current operating lease liabilities	5,053	—
Other	1,190	1,695
	$31,872	$26,772

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

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2016	$675
Warranty services provided	(2,049)
Accrual for warranty costs	2,682
Accrued warranty costs at December 31, 2017	1,308
Warranty services provided	(2,159)
Accrual for warranty costs	2,752
Accrued warranty costs at December 31, 2018	1,901
Warranty services provided	(2,868)
Accrual for warranty costs	2,608
Accrued warranty costs at December 31, 2019	$1,641

NOTE 11 — INCOME TAXES

The components of income before income taxes for the years ended December 31 are as follows (in thousands):

	2019	2018	2017
Domestic	$(31,314)	$7,242	$18,436
Foreign	21,812	21,069	18,713
Total	$(9,502)	$28,311	$37,149

The components of the (benefit) provision for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2019	2018	2017
Current:
Federal	$821	$(3,318)	$3,149
Foreign	951	515	295
State	(163)	600	883
Total current expense (benefit)	$1,609	$(2,203)	$4,327
Deferred:
Federal	(10,179)	6,351	14,970
Foreign	4,597	5,271	(9,267)
State	(1,691)	384	(2,304)
Total deferred (benefit) expense	(7,273)	12,006	3,399
Total (benefit) provision for income taxes	$(5,664)	$9,803	$7,726

The (benefit) provision for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended December 31,
	2019	2018	2017
Statutory tax rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	9.6%	3.0%	(1.4)%
Permanent items	(1.6)%	2.6%	0.5%
Effect of foreign operations	(11.7)%	3.4%	(5.7)%
Research and incentive tax credit generated	18.9%	(8.7)%	(4.6)%
Valuation allowance	0.8%	0.4%	(37.6)%
Income tax reserves	67.3%	24.7%	0.5%
Remeasurement U.S. deferreds	0.0%	(0.3)%	7.3%
Transition tax	(5.3)%	(16.6)%	18.1%
Foreign earnings withholding tax	6.6%	(7.9)%	8.6%
Global intangible low-taxed income	(44.4)%	5.7%	0.0%
Other measurement period Tax Act adjustments	0.0%	2.6%	0.0%
Canadian income tax audit	0.0%	4.8%	0.0%
Other	(1.0)%	(0.1)%	0.1%
	60.2%	34.6%	20.8%

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

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Accrued liabilities and other	$4,577	$5,646
Net operating loss and credit carryforwards	52,141	54,167
Deferred revenue	1,023	—
Leases	5,023	—
Stock compensation and other	7,791	6,525
Gross deferred tax assets	70,555	66,338
Valuation allowance	(17,906)	(21,354)
Total deferred tax assets	$52,649	$44,984

Deferred tax liabilities:
Accrued liabilities and other	$(1,287)	$(2,204)
Deferred revenue	—	(358)
Depreciation and amortization	(18,443)	(20,952)
Leases	(4,550)	—
Equity method investment	(667)	—
Total deferred tax liabilities	(24,947)	(23,514)

Net deferred tax assets	$27,702	$21,470

The Company has established a valuation allowance against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets. The valuation allowance decreased approximately $3.4 million in 2019 from 2018. This decrease in the valuation allowance had minimal impact on the effective tax rate as this change in the valuation allowance was primarily due to certain deferred tax assets related to state net operating losses that expired and were fully offset by a valuation allowance. As such, the Company removed the expired deferred tax asset and released the corresponding valuation allowance.

At December 31, 2019, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $60.7 million, $311.1 million, and $6.3 million, respectively. These losses expire beginning in 2020. Federal and state net operating losses of approximately $59.0 million and $300.5 million, respectively, were acquired as part of the acquisitions of U.S. companies. These acquired net operating losses are subject to annual limitations due to the “change of ownership” provisions of Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has federal, state and foreign credit carryforwards of approximately $8.2 million, $3.6 million, and $11.4 million, respectively. These credits begin to expire in 2022, except for approximately $1.5 million which have an indefinite carryforward period. Certain of these credits are subject to annual limitations under the change in ownership provisions. Alternative minimum tax credits of $250,000 which are potentially subject to refund under the Tax Act have been reflected as deferred tax assets. In addition, the Company has state research credits of approximately $1.2 million which have an indefinite carryforward period.

The excess of financial reporting basis over tax basis of the Company’s foreign subsidiaries is considered permanently reinvested with the exception of certain earnings of the Canadian subsidiary. The cumulative amount of excess financial reporting basis of the Company’s non-U.S. subsidiaries was approximately $22.5 million at December 31, 2019, $3.8 million at December 31, 2018 and $7.4 million at December 31, 2017. Since the Company does not intend to permanently reinvest portions of its previously taxed Canadian earnings, it has recorded a deferred tax liability of $33,000 related to federal and state income taxes associated with the ultimate repatriation from Canada to the U.S. of these previously taxed earnings. Beginning January 1, 2018, the Tax Act implemented a territorial tax system in the U.S. such that the income earned by the Company’s non-U.S. subsidiaries will be subject to a 100% dividend received deduction, with certain exceptions. We have not recognized a deferred tax liability related to withholding taxes on the excess financial reporting basis of our other foreign subsidiaries because the Company currently intends to reinvest earnings of these subsidiaries in operations outside the U.S. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

As of December 31, 2019 and 2018, the Company had recorded gross unrecognized tax benefits of approximately $3.4 million and $9.7 million, respectively. All of the unrecognized tax benefits as of December 31, 2019, if recognized, would impact the effective tax rate. The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended December 31, 2019 and 2018, the Company recognized approximately $1,000 and $104,000 in tax related interest and penalties, respectively. Reserves for interest and penalties as of December 31, 2019 and 2018 are not significant as the Company has net operating loss carryovers.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2019	2018
Balance at beginning of year	$9,721	$2,777
Additions based on tax positions related to the current year	342	749
Additions for tax positions of prior years	398	6,605
Reductions for tax positions of prior years	(7,038)	(410)
Balance at end of year	$3,423	$9,721

The Company recorded a reduction in unrecognized tax benefits related to the U.S. transition tax and a related income tax benefit of $6.6 million as a result of a ruling for certain aspects of the E&P calculation of its Canadian subsidiary. As of December 31, 2019, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the United States and Canada, the statute of limitations with respect to the federal income tax returns for tax years after 2013 are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2013 tax year and make adjustments to these net operating loss carryforwards. We are currently under audit in the United States for our 2016 tax year. Although we do not expect a material adjustment, the outcome of the audit is not known at this time. We are not under audit in any other major taxing jurisdiction at this time.

NOTE 12 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income (EPS) is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Basic:
Net (loss) income	$(3,838)	$18,508	$29,423
Less: allocation to participating securities	65	(312)	(529)
Net (loss) income attributable to common stockholders	$(3,773)	$18,196	$28,894
Weighted average common stock outstanding	44,148	43,727	43,173
Net (loss) income per share attributable to common stockholders	$(0.09)	$0.42	$0.67

Diluted:
Net (loss) income	$(3,838)	$18,508	$29,423
Less: allocation to participating securities	63	(311)	(529)
Net (loss) income attributable to common stockholders	$(3,775)	$18,197	$28,894
Weighted average common stock outstanding	44,148	43,727	43,173
Effect of dilutive securities: stock options and awards	—	564	127
Weighted-average shares used in computing net (loss) income per share	44,148	44,291	43,300
Net (loss) income per share attributable to common stockholders	$(0.09)	$0.41	$0.67

Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards (RSAs) and stock options to acquire 1,271,248 shares, 619,113 shares, and 2,182,404 shares for the years ended December 31, 2019, 2018 and 2017, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

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

NOTE 13 — STOCKHOLDERS’ EQUITY, EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders. At December 31, 2019 and 2018, there was no preferred stock issued and outstanding.

Dividends

In February 2017, the Board of Directors initiated a cash dividend program under which the Company began paying a regular quarterly cash dividend. The following table shows cash dividends declared, recorded, and paid (or to be paid) in the periods shown:

			Date Paid or To Be Paid	Dividends Declared per Share
Twelve Months Ending	Date Declared	Date Payable

December 31, 2017
	February 21, 2017	March 24, 2017	April 14, 2017	$0.06
	May 24, 2017	June 23, 2017	July 14, 2017	$0.06
	September 12, 2017	September 22, 2017	October 13, 2017	$0.06
	December 7, 2017	December 22, 2017	January 12, 2018	$0.06

December 31, 2018
	January 24, 2018	March 23, 2018	April 13, 2018	$0.06
	May 18, 2018	June 22, 2018	July 13, 2018	$0.06
	September 11, 2018	September 21, 2018	October 12, 2018	$0.06
	December 11, 2018	December 22, 2018	January 10, 2019	$0.06

December 31, 2019
	February 8, 2019	March 21, 2019	April 11, 2019	$0.06
	May 21, 2019	June 20, 2019	July 11, 2019	$0.06
	July 31, 2019	September 26, 2019	October 17, 2019	$0.09
	December 6, 2019	December 19, 2019	January 15, 2020	$0.09

The Company’s current intent is to pay a continuing dividend on a quarterly basis. However, future declaration of dividends is subject to the final determination of the Company’s Board of Directors.

Stock-Based Compensation

At December 31, 2019, the Company has one stock-based employee compensation plan pursuant to which grants may be made: the Luminex Corporation 2018 Equity Incentive Plan (Equity Incentive Plan) which was approved at the Company’s Annual Meeting on May 17, 2018. No further grants shall be made pursuant to the 2000 Long-Term Incentive Plan (2000 Plan), the 2001 Broad-Based Stock Option Plan (2001 Plan) or the 2006 Equity Incentive Plan (2006 Plan). In addition, at December 31, 2019, the Company has one plan pursuant to which discount purchases may be made by the participants in such plan: the Luminex Corporation Employee Stock Purchase Plan (ESPP), which was approved at the Company’s Annual Meeting on May 17, 2012 and amended at the Company’s Annual Meeting on May 18, 2017.

Equity Incentive Plans

Under the Company’s Equity Incentive Plan and, the 2006 Plan, certain employees, consultants and non-employee directors have been granted RSAs, restricted stock units (RSUs) and options to purchase shares of common stock. The options, RSAs, and RSUs generally vest in installments over a three to five year period, and the options expire either seven or ten years after the date of grant.

The ESPP provides for the granting of rights to certain employees of the Company to defer an elected percentage, up to 15%, of their base salary through the purchase of the Company’s common stock, discounted by 15%. As of December 31, 2019, there were approximately 3.8 million shares authorized for future issuance under the Company’s Equity Incentive Plan and approximately 210,000 shares eligible for purchase pursuant to the terms and conditions of the ESPP as more fully described below.

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

On each of February 21, 2019 and 2018, the Compensation Committee approved awards of stock options (the Performance Options) to the Company’s named executive officers and certain other executives that vest over four years based on achievement of certain operating profit and revenue targets for each of 2019 and 2018, respectively. The Performance Options have an exercise price equal to the closing market price for the Company’s common stock on the Nasdaq Global Select Market on the date of grant (March 12, 2019 and 2018, respectively) and expire seven years from the date of grant. The Performance Options were measured over a one-year performance period ending on December 31, 2019 and 2018, respectively. Following the end of the applicable fiscal year, the Committee determined the number of Performance Options which were eligible to vest based upon the level of achievement of an established Company performance goal (the Company Financial Goal). If the Company failed to meet the threshold performance for the performance period, no Performance Options would be eligible to vest. Minimum vesting for minimum threshold performance started at 30% of the target value for the Company Financial Goal. If the Company’s performance exceeded the target performance, the recipient may receive additional Performance Options above the target number, subject to a maximum of 200% of the target award. The Company’s financial performance resulted in delivery of 83% and 115% of the number of target Performance Options granted for 2019 and 2018, respectively. The Performance Options that are eligible to vest after the determination date will vest 25% on each of the first four anniversaries of the grant date. In the event of a change of control of the Company before the end of the performance period, the Performance Options will automatically vest based on the greater of actual achievement of the pro-rated Company Financial Goal as of the date of the change of control or 100% of target performance, as determined by the Committee in its sole discretion. The Performance Options are exercisable into shares of the Company’s common stock.

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

	2019	2018	2017
Dividend yield	0.9%	1.2%	1.3%
Expected volatility	0.4	0.4	0.5
Risk-free rate of return	2.6%	2.7%	2.0%
Expected life of a 10 year contractual term option	7 years	7 years	7 years
Expected life of a 7 year contractual term option	4.88 years	4.88 years	4.87 years
Weighted average fair value at grant date	$7.69	$8.23	$6.66

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

The Company’s stock option activity for the year ended December 31, 2019 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	3,323	$19.05
Granted	976	24.43
Exercised	(95)	17.85
Canceled or expired	(411)	21.74
Outstanding at December 31, 2019	3,793	$20.17	4.13	$12,636
Vested at December 31, 2019 and expected to vest	3,746	$20.13	4.11	$12,593
Exercisable at December 31, 2019	1,927	$18.31	3.00	$9,380

During the years ended December 31, 2019, 2018 and 2017, the total exercise intrinsic value of stock options exercised was $0.4 million, $1.3 million and $0.7 million, respectively, and the total fair value of stock options that vested was $11.9 million, $12.7 million and $12.7 million, respectively. Exercise intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the price paid by the employee to exercise the options. The Company had $6.5 million of total unrecognized compensation costs related to stock options at December 31, 2019 that are expected to be recognized over a weighted-average period of 2.29 years.

The Company’s restricted share activity for the year ended December 31, 2019 is as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2018	724	$20.27
Granted	414	24.07
Vested	(261)	19.67
Cancelled or expired	(67)	21.74
Non-vested at December 31, 2019	810	$22.28

Restricted Stock Units	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2018	468
Granted	120
Vested	(45)
Cancelled or expired	(21)
Non-vested at December 31, 2019	522	1.07	$12,088
Vested at December 31, 2019 and expected to vest	515	1.01	$11,927
Exercisable at December 31, 2019	356	0.00	$8,240

As of December 31, 2019, there was $17.4 million of unrecognized compensation cost related to RSAs and RSUs. That cost is expected to be recognized over a weighted average-period of 2.18 years. The total fair value of restricted shares vested during the year ended December 31, 2019, 2018 and 2017 was $6.0 million, $6.7 million and $8.8 million, respectively.

RSAs and RSUs may be granted at the discretion of the Compensation Committee of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2019, the Company awarded 413,967 shares of RSAs, which had a fair value at the date of grant ranging from $20.04–$24.43. During the year ended December 31, 2018, the Company awarded 387,436 shares of RSAs, which had a fair value at the date of grant ranging from $20.33–$29.33. During the year ended December 31, 2017, the Company awarded 369,715 shares of RSAs, which had a fair value at the date of grant ranging from $18.04–$20.80. During the year ended December 31, 2019, the Company awarded 120,498 shares of RSUs and dividend equivalents, which had a fair value at the date of grant ranging from $21.01–$24.43. During the year ended December 31, 2018, the Company awarded 95,127 shares of RSUs and dividend equivalents, which had a fair value at the date of grant ranging from $21.98–$26.39. During the year ended December 31, 2017, the Company awarded 104,237 shares of RSUs, which had a fair value at the date of grant ranging from $18.04–$20.80. Compensation under these RSAs and RSUs was charged to expense over the restriction period and amounted to $8.2 million, $6.2 million, and $7.2 million in 2019, 2018 and 2017, respectively. There were no significant stock compensation costs capitalized into assets as of December 31, 2019, 2018 or 2017.

The Company received $1.7 million, $2.8 million and $2.8 million for the exercise of stock options during the years ended December 31, 2019, 2018 and 2017, respectively. Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan, the 2006 Plan and 2000 Plan from reserves upon the exercise of stock options and vesting of RSAs.

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of comprehensive income (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$2,028	$1,715	$1,561
Research and development	1,635	1,409	2,039
Selling, general and administrative	9,535	9,102	8,878
Stock-based compensation costs reflected in net (loss) income	$13,198	$12,226	$12,478

Employee Stock Purchase Plan

In May 2012, the Company’s stockholders approved the ESPP, which provides for the purchase of up to 500,000 shares of the Company’s common stock by eligible employees. In May 2017, the Company’s stockholders approved an amendment to the ESPP Plan, which increased the shares available under the ESPP by 341,744 shares. The ESPP period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lesser of (i) the closing market value per share of the common stock on the first trading date of the option period or (ii) the closing market value per share of the common stock on the last trading date of the option period. As of December 31, 2019, 2018 and 2017, 631,553 shares, 518,111 shares and 434,400 shares, respectively had been issued out of the ESPP. The related stock-based compensation expense was $0.7 million, $0.6 million and $0.5 million for 2019, 2018 and 2017, respectively.

The Company uses the Black-Scholes model to estimate the fair value of shares to be issued under the ESPP as of the grant date using the following weighted average assumptions:

	2019	2018	2017
Assumptions:
Risk-free interest rates	2.55%	2.1%	1.07%
Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	0.35	0.44	0.45
Dividend yield	0.942%	1.2%	1.3%

Reserved Shares of Common Stock

At December 31, 2019 and 2018, the Company had reserved 8,349,808 and 8,925,957 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, RSUs, purchase of common stock pursuant to the ESPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summarizes the reserved shares by plan as of December 31, 2019:

	Options and RSUs Outstanding	Shares Available for Future Issuance	Total Shares Reserved
Equity Incentive Plan	4,326,593	3,813,024	8,139,617
ESPP	—	210,191	210,191
	4,326,593	4,023,215	8,349,808

Employee Savings Plans and Other Benefit Plans

Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code for the Company’s employees in the United States. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2019, 2018 and 2017, each employee could contribute a percentage of compensation up to a maximum of $19,000, $18,500, and $18,500 per year, respectively, with the Company matching 50% of each employee’s contributions. Effective January 1, 2010, the Company began contributing to a deferred profit sharing plan for its Canadian employees. All Canadian employees are eligible to participate in the plan. The Company’s contributions to these plans for 2019, 2018 and 2017 were $5.1 million, $4.0 million and $3.8 million, respectively.

Several of the Company’s Netherlands employees are covered by a defined benefit plan. The cost and total liability to the Company is not material. Effective January 1, 2011, all of the Company’s new hires in the Netherlands are eligible to participate in a defined contribution plan.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Leases

We have leased all of our research, manufacturing and office space and have entered into various other leases in conducting our business. Our leases have remaining lease terms of one year to six years, and some of our leases include options to extend the leases for up to ten years, tenant improvement allowances, rent holidays and rent escalation clauses. At inception, we determine whether an agreement represents a lease and at commencement we evaluate each lease agreement to determine whether the lease is an operating or financing lease. As described below under “Note 17 - Recent Accounting Pronouncements - Recently adopted accounting guidance,” the Company adopted the new lease guidance as of January 1, 2019.

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

The components of the lease expense were as follows (in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
Operating lease cost(a)	$9,434	$7,032	$6,583
(a) Includes short-term lease expense costs, which were immaterial in the years ended December 31, 2019, 2018 and 2017

Supplemental cash flow information related to leases was as follows (in thousands):

Twelve Months Ended
December 31, 2019
Lease liabilities arising from obtaining right to use assets
Operating leases recorded upon lease standard adoption	$24,922
Cash paid for amounts included in the measurement of lease liabilities	$6,547

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31, 2019
Operating leases:
Operating lease right-of-use assets	$20,439
Operating lease liabilities	$22,235

Weighted Average Remaining Lease Term	4.36 years
Weighted Average Discount Rate	5.75%

Minimum annual lease commitments as of December 31, 2019 under non-cancellable leases for each of the next five years and in the aggregate were as follows (in thousands):

Operating Leases
2020	$6,429
2021	6,225
2022	4,672
2023	4,007
2024	2,967
Thereafter	932
Total lease payments	25,232
Less: imputed interest	(2,997)
Lease liabilities at December 31, 2019	$22,235

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

Non-Cancellable Purchase Commitments

As of December 31, 2019 the Company had approximately $36.7 million in purchase commitments primarily with several of its inventory suppliers as well as other operating commitments. Certain of our supply agreements require purchase and delivery of minimum amounts of components through 2019, and purchases under these arrangements were $0.8 million, $2.2 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

NOTE 16 — GEOGRAPHIC INFORMATION

The table below provides information regarding product revenues and property and equipment, net from the Company’s sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	Sales to Customers			Property and Equipment, net
	2019	2018	2017	2019	2018	2017
Domestic	$252,381	$261,726	$256,834	$63,180	$63,382	$54,623
Foreign:
Europe	36,625	21,672	20,378	178	394	809
Asia	32,220	21,603	20,134	442	519	741
Canada	5,293	4,775	4,386	1,715	1,993	2,077
Other	8,119	6,042	4,839	—	—	8
	$334,638	$315,818	$306,571	$65,515	$66,288	$58,258

The Company’s aggregate foreign currency transaction losses of $432,000, $487,000 and $134,000 were included in determining the consolidated results for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 17 — RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting guidance

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

With the implementation of the new lease standard, the Company recognized right-of-use assets of $24.9 million, lease liabilities for operating leases of approximately $26.8 million, and eliminated deferred rent of $1.9 million. The Company did not have a cumulative adjustment impacting retained earnings. There are no changes to our previously reported results prior to January 1, 2019. Lease expense is not expected to change materially as a result of the adoption of the new lease standard.

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

Recent accounting guidance not yet adopted

In June 2016, the FASB issued guidance on financial instruments and related credit losses. The guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The statement of comprehensive income reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2020. The Company will adopt the new standard effective January 1, 2020. The primary impact for the Company is the timing of recording expected credit losses on it trade receivables. The Company does not have a history of significant credit losses and this guidance will not have a material impact on its consolidated financial statements.

In December 2019, the FABS issued final guidance that simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (ASC) 740, Income Taxes. The guidance amended certain disclosure requirements that had become redundant, outdated or superseded. Additionally, this guidance includes provisions for investment company reporting modernization, amends accounting for the interim period effects of changes in tax laws or rates, and simplifies aspects of the accounting for franchise taxes. The guidance is effective for annual periods beginning after December 15, 2020, and is applicable for the Company in fiscal 2021. Early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

NOTE 18 — REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASC 606 on revenue recognition (the Standard), using the modified retrospective transition method consistent with the guidance issued by the FASB in May 2014. Under this method, the Company applied the guidance retrospectively, only to those contracts which were not completed as of the date of initial application, and recognized the cumulative effect of initially applying the Standard as an adjustment to the opening balance of retained earnings as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Contract assets are included within Accounts receivables, net and contract liabilities are included in Deferred revenue on the Company’s Balance Sheet. The following table presents the opening and closing balances of the Company’s contract assets and liabilities for the twelve months ended December 31, 2019 (in thousands):

	Balance at December 31, 2019	Balance at December 31, 2018
Contract assets:
Unbilled receivables - Royalties	$12,257	$10,805
Contract liabilities - short-term:
Deferred revenue - Service (1)	$7,771	$9,476
Deferred revenue - Licenses	207	227
Deferred revenue - Instruments	2	—
Deferred revenue - Other	234	396
Total Contract liabilities - short-term	$8,214	$10,099
Contract liabilities - long-term:
Deferred revenue - Service	$968	$207
Deferred revenue - Licenses	665	872
Total Contract liabilities - long-term	$1,633	$1,079

(1) Note - 2018 contract liabilities includes $4.4 million of deferred service revenue which was acquired through the acquisition of EMD Millipore Corporation’s flow cytometry portfolio on December 31, 2018.

During the twelve months ended December 31, 2019, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the period (in thousands):

Year Ended December 31, 2019
Revenue recognized in the period:
Amounts included as contract liabilities at the beginning of the period	$5,110
Performance obligations satisfied in previous periods	-

NOTE 19 — SELECTED QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$82,408	$83,056	$78,673	$90,501
Gross profit	45,807	45,227	41,840	49,865
Income (loss) from operations	(3,584)	(5,756)	(5,722)	2,983
Net income (loss)	2,960	(4,931)	(5,250)	3,383
Basic income (loss) per common share	0.07	(0.11)	(0.12)	0.08
Diluted income (loss) per common share	0.07	(0.11)	(0.12)	0.07
Cash dividends per common share	0.06	0.06	0.09	0.09

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$82,662	$79,578	$72,445	$81,133
Gross profit	53,588	49,306	44,256	48,341
Income from operations	15,266	7,858	3,754	968
Net income (loss)	13,397	5,669	1,737	(2,295)
Basic income (loss) per common share	0.30	0.13	0.04	(0.05)
Diluted income (loss) per common share	0.30	0.13	0.04	(0.05)
Cash dividends per common share	0.06	0.06	0.06	0.06

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
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15 d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the 2013 framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of change in conditions, or that the degree of the compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on their assessment of the effectiveness of our internal control over financial reporting, which is provided in Item 8 “Financial Statements and Supplementary Data,” page 64.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal 1 - Election of Class I Directors”, “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be held on or about May 21, 2020 (Proxy Statement). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 1, 2020.

Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Information about our Executive Officers” in Item 1 of this Annual Report on Form 10-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2019, certain information with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)(2)	(C)
Equity compensation plans approved by security holders(1)	4,326,593	$20.17	4,023,215
Equity compensation plans not approved by security holders	—	$—	—
Total	4,326,593		4,023,215
(1) Includes approximately 522,000 shares that are issuable upon vesting of outstanding restricted stock units. The remaining balance consists of outstanding stock option grants.
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

3.1	Restated Certificate of Incorporation of the Company (Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 11, 2015).

4.1	Description of the Registrant’s Securities.

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

10.13#	Luminex Corporation 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Proxy Statement (File No. 000-30109) for its Annual Meeting of Shareholders held on May 25, 2006).

10.14#	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed May 25, 2006).

10.15#
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

10.18#	Form of Amendments to Equity Award Agreements (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2007).

10.19#
Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as Annex A to the Company's Proxy Statement (filed with the Securities and Exchange Commission on April 3, 2012; (File No. 000-30109) for its Annual Meeting of Stockholders held on May 17, 2012).

10.20#
Form of Amendment to Employment Agreement, effective as of December 31, 2012, by and between Luminex Corporation and its Executives (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2012).

10.21#
Employment Agreement, dated October 14, 2014, between Luminex Corporation and Nachum Shamir (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed October 20, 2014).

10.22#
Employment Agreement, dated August 14, 2012, by and between Luminex Corporation and Nancy M. Fairchild (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.23#
Second Amendment to Employment Agreement, effective as of February 6, 2014, by and between Luminex Corporation and Nancy M. Fairchild (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2014).

10.24#
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

10.26#
Form of Non-Qualified Stock Option Agreement for the Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2015).

10.27#
Form of Stock Appreciation Rights Agreement for the Luminex Corporation Second Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2015).

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.28#
Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as Annex A to the Company’s Proxy Statement (filed with the Securities and Exchange Commission on March 30, 2015; (File No. 000-30109) for its Annual Meeting of Stockholders held on May 14, 2015).

10.29#
Form of Restricted Share Award Agreement for Directors for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2015).

10.30#
Form of Restricted Share Unit Agreement for Directors for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2015).

10.31#
Employment Agreement, dated March 4, 2015, by and between Luminex Corporation and Richard Rew (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2015).

10.32#
Employment Agreement, dated March 16, 2015, by and between Luminex Corporation and Randall Myers (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2016).

10.33#
Employment Agreement, dated November 1, 2016, by and between Luminex Corporation and Todd Bennett (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2016).

10.34#	Amended and Restated 2016 Management Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 28, 2016).

10.35#
Form of Performance-Based Non-Qualified Stock Option Agreement for the Luminex Corporation Third Amended and Restated 2006 Equity Incentive Plan (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2016).

10.36#
First Amendment to Employment Agreement, effective March 27, 2017, by and between Luminex Corporation and Nachum Shamir (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 31, 2017).

10.37#	Amended and Restated 2017 Management Incentive Plan (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 31, 2017).

10.38#
Amended and Restated Luminex Corporation Employee Stock Purchase Plan (Previously filed as Annex A to the Company's Proxy Statement (filed with the Securities and Exchange Commission on April 3, 2017; (File No. 000-30109) for its Annual Meeting of Stockholders held on May 18, 2017).

10.39#
Employment Agreement, dated January 1, 2018, by and between Luminex Corporation and Chuck Collins (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2017).

10.40#
Form of Amendment to Employment Agreement by and between Luminex Corporation and its Executives.(Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended March 31, 2018).

10.41#
Luminex Corporation 2018 Equity Incentive Plan (Previously filed as Annex A to the Company’s Proxy Statement (filed with the Securities and Exchange Commission (File No. 000-30109) on April 2, 2018) for its Annual Meeting of Stockholders held on May 17, 2018).

10.42#	Luminex Corporation 2018 Management Incentive Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109) filed April 20, 2018).

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

10.45#
Form of Non-Qualified Stock Option Agreement for the Luminex Corporation 2018 Equity Incentive Plan (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended June 30, 2018).

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.46#
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

10.48
First Amendment to Lease Agreement between PS Business Parks, L.P., as Landlord, and Luminex Corporation, as Tenant, dated March, 2017 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended September 30, 2018).

10.49
Second Amendment to Lease Agreement between PS Business Parks, L.P., as Landlord, and Luminex Corporation, as Tenant, dated July, 2018 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-30109) for the quarterly period ended September 30, 2018).

10.50#
Employment Agreement, dated March 1, 2018, by and between Luminex Corporation and Eric Shapiro (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 000-30109) for the fiscal year ended December 31, 2018).

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

101
The following materials from Luminex Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101.

#	Management contract or compensatory plan or arrangement.

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
Date: February 27, 2020

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

SIGNATURES	TITLE	DATE

/s/ Nachum Shamir	President and Chief Executive Officer, Director	February 27, 2020
Nachum Shamir	(Principal Executive Officer)

/s/ Harriss T. Currie	Chief Financial Officer, Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 27, 2020
Harriss T. Currie

/s/ Stephen L. Eck	Director	February 27, 2020
Stephen L. Eck

/s/ Thomas W. Erickson	Director	February 27, 2020
Thomas W. Erickson

/s/ Jim D. Kever	Director	February 27, 2020
Jim D. Kever

/s/ Dijuana K. Lewis	Director	February 27, 2020
Dijuana K. Lewis

/s/ G. Walter Loewenbaum II	Chairman of the Board of Directors,	February 27, 2020
G. Walter Loewenbaum II	Director

/s/ Kevin M. McNamara	Director	February 27, 2020
Kevin M. McNamara

/s/ Edward A. Ogunro	Director	February 27, 2020
Edward A. Ogunro

/s/ Kenneth A. Samet	Director	February 27, 2020
Kenneth A. Samet