Form 10-Q
period 2020-03-31
LUMINEX CORP
filed 2020-05-05
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	March 31, 2020	or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __.

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	000-30109	74-2747608
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

12212 Technology Blvd.,	Austin,	Texas	78727
(Address of principal executive offices)			(Zip Code)

(512)	219-8020
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

There were 45,789,869 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on May 4, 2020.

LUMINEX CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$43,077	$59,173
Accounts receivable, net	63,889	55,815
Inventories, net	78,596	77,084
Prepaids and other	10,944	10,398
Total current assets	196,506	202,470
Property and equipment, net	64,407	65,515
Intangible assets, net	87,485	90,336
Deferred income taxes	26,657	27,702
Goodwill	118,145	118,145
Right of use assets	20,487	20,439
Other	18,236	19,122
Total assets	$531,923	$543,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,236	$17,983
Accrued liabilities	26,751	31,872
Deferred revenue - current portion	9,084	8,214
Total current liabilities	49,071	58,069
Deferred revenue	1,606	1,633
Lease liabilities	16,748	17,182
Other long-term liabilities	1,992	1,985
Total liabilities	69,417	78,869
Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 44,602,408 shares at March 31, 2020; 44,325,369 shares at December 31, 2019	45	44
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	381,501	380,304
Accumulated other comprehensive loss	(1,443)	(1,380)
Retained earnings	82,403	85,892
Total stockholders’ equity	462,506	464,860
Total liabilities and stockholders’ equity	$531,923	$543,729

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Revenue	$90,424	$82,408
Cost of revenue	40,078	36,601
Gross profit	50,346	45,807
Operating expenses:
Research and development	11,918	15,048
Selling, general and administrative	33,935	31,491
Amortization of acquired intangible assets	2,852	2,852
Total operating expenses	48,705	49,391
Income (loss) from operations	1,641	(3,584)
Other income, net	1	60
Loss from equity method investment	(614)	—
Income (loss) before income taxes	1,028	(3,524)
Income tax (expense) benefit	(374)	6,484
Net income	$654	$2,960

Net income attributable to common stockholders
Basic	$634	$2,904
Diluted	633	2,904
Net income per share attributable to common stockholders
Basic	$0.01	$0.07
Diluted	$0.01	$0.07
Weighted-average shares used in computing net income per share
Basic	44,404	43,949
Diluted	45,038	44,546

Dividends declared per share	$0.09	$0.06

Other comprehensive loss:
Foreign currency translation adjustments	(63)	(133)
Other comprehensive loss	(63)	(133)
Comprehensive income	$591	$2,827

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net income	$654	$2,960
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,434	6,889
Stock-based compensation	2,683	2,449
Deferred income tax (benefit) expense	1,053	(8,087)
Loss on sale or disposal of assets	47	94
Loss on equity method investment	614	—
Other	(138)	(242)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,075)	(7,342)
Inventories, net	(1,510)	(486)
Other assets	(501)	2,272
Accounts payable	(4,186)	4,117
Accrued liabilities	(6,134)	(10,400)
Deferred revenue	843	680
Net cash used in operating activities	(7,216)	(7,096)
Cash flows from investing activities:
Purchase of property and equipment	(3,923)	(3,823)
Proceeds from cost method investment	22	—
Net cash used in investing activities	(3,901)	(3,823)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,349	802
Shares surrendered for tax withholding	(2,310)	(2,072)
Dividends paid	(4,063)	(2,696)
Net cash used in financing activities	(5,024)	(3,966)
Effect of foreign currency exchange rate on cash	45	133
Change in cash and cash equivalents	(16,096)	(14,752)
Cash and cash equivalents, beginning of period	59,173	76,441
Cash and cash equivalents, end of period	$43,077	$61,689

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2019	$44,325,369	$44	$380,304	$(1,380)	$85,892	$464,860
Exercise of options, net of shares withheld	52,604	—	782	—	—	782
Issuances of restricted stock, net of shares withheld for taxes	224,435	1	(2,310)	—	—	(2,309)
Stock compensation	—	—	2,683	—	—	2,683
Net income	—	—	—	—	654	654
Foreign currency translation adjustments	—	—	—	(63)	—	(63)
Dividends	—	—	42	—	(4,143)	(4,101)
Balance at March 31, 2020	$44,602,408	$45	$381,501	$(1,443)	$82,403	$462,506

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (cont.)
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2018	43,899,210	$44	$365,349	$(1,127)	$103,390	$467,656
Exercise of options, net of shares withheld	16,707	—	298	—	—	298
Issuances of restricted stock, net of shares withheld for taxes	204,216	—	(2,072)	—	—	(2,072)
Stock compensation	—	—	2,449	—	—	2,449
Net income	—	—	—	—	2,960	2,960
Foreign currency translation adjustments	—	—	—	(133)	—	(133)
Dividends	—	—	25	—	(2,726)	(2,701)
Balance at March 31, 2019	44,120,133	$44	$366,049	$(1,260)	$103,624	$468,457

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 10-K).

NOTE 2 — INVESTMENTS AND OTHER ASSETS

Marketable Securities

The Company determines the appropriate classification of any investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. As of March 31, 2020, the Company had no short or long-term investments, since those funds were used to pay for acquisitions.

Available-for-sale securities consisted of the following as of March 31, 2020 (in thousands):

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

There were no proceeds from the sales of available-for-sale securities for the three months ended March 31, 2020 and the year ended December 31, 2019. Realized gains and losses on sales of investments are determined using the specific identification method and are included in Other income, net in the Condensed Consolidated Statements of Comprehensive Income. There were no available-for-sale debt securities as of March 31, 2020 or December 31, 2019. All of the Company’s available-for-sale securities with gross unrealized losses as of March 31, 2020 had been in a loss position for less than 12 months.

Non-Marketable Securities and Other-Than-Temporary Impairment

During the year ended December 31, 2018, the Company made a $1.8 million investment in Combinati, a private company. On October 1, 2019 the Company made an additional $7.0 million investment in Combinati, bringing the Company's ownership to approximately 28.4% of the voting interest of Combinati. Effective October 1, 2019, the Company accounted for its investment in Combinati under the equity method, given the Company's significant influence over the investee due to its larger ownership percentage and its participation on the Board of Directors. The Company does not have unilateral decision making power, and therefore will not consolidate the investee. In the fourth quarter of 2019, we remeasured the existing, minority interest investment based on the fair value prior to the additional investment and recorded a gain of approximately $3.2 million in Other income, net in the Consolidated Statements of Comprehensive Income. The minority interest investment in Combinati was reclassified to equity method investments to distinguish it from other minority interest investments that take the fair value alternative.

As of March 31, 2020, the carrying value of the Company’s total investment in Combinati was $10.9 million, which exceeded the Company’s share of Combinati’s net assets by $7.6 million. For the quarter ended March 31, 2020, the Company recorded $0.6 million for its allocable share of Combinati’s net loss in its Consolidated Statement of Comprehensive Income and as an adjustment to the invested balance.

The Company owned a minority interest in another private company based in the U.S. through its initial investment of $1.0 million in the third quarter of 2012. We were informed that this private company was dissolving and ceasing operations in 2019. We recorded an impairment of $160,000 and $45,000 in Other income, net in the Consolidated Statements of Comprehensive Income during the second quarter and fourth quarter of 2019, respectively. We received the final cash payment for the remainder of our investment in the first quarter of 2020.

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

Other long-term assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Purchased technology rights (net of accumulated amortization of $8,459 and $8,300 on March 31, 2020 and December 31, 2019, respectively)	$5,867	$6,027
Minority interest investments	10,887	11,501
Other	1,482	1,594
	$18,236	$19,122

For the three months ended March 31, 2020 and 2019, the Company recognized amortization expenses related to the amortization of purchased technology rights of approximately $159,000 and $162,000, respectively. Future amortization expenses are estimated to be $413,000 in the remaining nine months of 2020, $540,000 in 2021, $522,000 in 2022, $505,000 in 2023, $500,000 in 2024 and $3,387,000 thereafter.

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

	March 31, 2020	December 31, 2019
Parts and supplies	$46,125	$45,459
Work-in-progress	15,465	15,532
Finished goods	17,006	16,093
	$78,596	$77,084

NOTE 4 — ACCOUNTS RECEIVABLE AND RESERVES

The Company adopted the new credit loss standard effective January 1, 2020. The primary impact for the Company was the timing of recording expected credit losses on its trade receivables. The Company’s allowance for doubtful accounts is based upon its expected credit losses, based upon its historical loss experience. Management prepared an analysis of partner versus non-partner credit loss experience and noted that its loss experience between partners and non-partners was very comparable. These receivables have been pooled together as similar risk characteristics exist. Accounts receivable consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable	65,294	56,956
Less: Allowance for doubtful accounts	(1,405)	(1,141)
	63,889	55,815

Balance as of December 31, 2019	$1,141
Net increases charged to costs and expenses	436
Write-offs of uncollectible accounts	(172)
Balance as of March 31, 2020	$1,405

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. There were no transfers between Level 1, Level 2 or Level 3 measurements for the three-month period ended March 31, 2020.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of March 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$707	$—	$—	$707
Equity investment	$—	$—	$10,887	$10,887

	Fair Value Measurements as of December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$707	$—	$—	$707
Minority interest investments - short-term	$—	$—	$22	$22
Equity investment	$—	$—	$11,501	$11,501

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise. A portion of the Company’s goodwill is not expected to be deductible for tax purposes. The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	March 31, 2020	December 31, 2019
Balance at beginning of period	$118,145	$118,127
Flow cytometry acquisition	$—	$18
Balance at end of period	$118,145	$118,145

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2019
Balance as of December 31, 2018	$98,469	$23,819	$10,655	$24,013	$156,956
Flow cytometry acquisition	(116)	(428)	1,154	(4,016)	(3,406)
Balance as of December 31, 2019	98,353	23,391	11,809	19,997	153,550
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2018	(40,501)	(9,036)	(2,271)	—	(51,808)
Amortization expense	(7,784)	(2,428)	(1,194)	—	(11,406)
Accumulated amortization balance as of December 31, 2019	(48,285)	(11,464)	(3,465)	—	(63,214)
Net balance as of December 31, 2019	$50,068	$11,927	$8,344	$19,997	$90,336
Weighted average life (in years)	11	10	10

2020
Balance as of March 31, 2020	98,353	23,391	11,809	19,997	$153,550
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2019	(48,285)	(11,464)	(3,465)	—	(63,214)
Amortization expense	(1,946)	(606)	(299)	—	(2,851)
Accumulated amortization balance as of March 31, 2020	(50,231)	(12,070)	(3,764)	—	(66,065)
Net balance as of March 31, 2020	$48,122	$11,321	$8,045	$19,997	$87,485
Weighted average life (in years)	11	10	10

The Company currently has three IP R&D projects. The first relates to the development of the next generation VERIGENE® System, VERIGENE II, on which the Company began clinical trials in May 2018. The Company believes the VERIGENE II System will launch commercially in 2020. The second is a defensive IP R&D project related to the Company’s next generation xMAP® System, xMAP INTELLIFLEX, which the Company also believes will launch commercially in 2020. The third relates to the development of the next generation Guava System (Guava Next Gen System), acquired as part of the Company’s acquisition of EMD Millipore Corporation’s flow cytometry portfolio. The fair value of the Guava Next Gen System IP R&D project was determined using the income approach. The discount rate applied to the projected cash flows was 13.0%, which reflects the engineering and technical risks related to the projects. The Company believes the Guava Next Gen System will also launch commercially in 2020.

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2020 (nine months)	$8,555
2021	11,048
2022	9,801
2023	9,452
2024	9,452
Thereafter	19,179
$67,487

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

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax (in thousands):

Accumulated Other Comprehensive Loss Items - Foreign Currency
Balance as of December 31, 2019	$(1,380)
Other comprehensive loss	(63)
Net current-period other comprehensive loss	(63)
Balance as of March 31, 2020	$(1,443)

There are no material tax benefits or expenses related to the other comprehensive loss for the three months ended March 31, 2020.

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income (EPS) is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic:
Net income	$654	$2,960
Less: allocation to participating securities	(20)	(56)
Net income attributable to common stockholders	$634	$2,904
Weighted average common stock outstanding	44,404	43,949
Net income per share attributable to common stockholders	$0.01	$0.07

Diluted:
Net income	$654	$2,960
Less: allocation to participating securities	(21)	(56)
Net income attributable to common stockholders	$633	$2,904
Weighted average common stock outstanding	44,404	43,949
Effect of dilutive securities: stock options and awards	634	597
Weighted-average shares used in computing net income per share	45,038	44,546
Net income per share attributable to common stockholders	$0.01	$0.07

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards (RSAs) and stock options to acquire 1,156,913 and 672,007 shares for the three months ended March 31, 2020 and 2019, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

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

NOTE 9 — STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Dividends

On February 18, 2020, the Board of Directors declared a cash dividend on the Company’s common stock of $0.09 per share. The dividend was payable to stockholders of record as of March 19, 2020 and was paid on April 9, 2020. The Company’s current intent is to pay a continuing dividend on a quarterly basis. However, future declarations of dividends are subject to the final determination of the Company’s Board of Directors.

Stock-Based Compensation

The Company’s stock option activity for the three months ended March 31, 2020 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2019	3,793	$20.17
Granted	1,507	23.09
Exercised	(60)	16.49
Canceled or expired	(550)	24.43
Outstanding at March 31, 2020	4,690	$20.66

The Company had $14.8 million of total unrecognized compensation costs related to stock options at March 31, 2020 that are expected to be recognized over a weighted-average period of 3.33 years.

The Company’s restricted share activity for the three months ended March 31, 2020 is as follows:

Restricted Stock Awards (RSAs)	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2019	810	$22.28
Granted	407	23.10
Vested	(277)	21.47
Cancelled or expired	(11)	22.35
Non-vested at March 31, 2020	929	$22.88

Restricted Stock Units (RSUs)	Shares (in thousands)
Non-vested at December 31, 2019	522
Granted	64
Vested	(45)
Cancelled or expired	—
Non-vested at March 31, 2020	541

As of March 31, 2020, there were $22.1 million and $3.6 million of unrecognized compensation costs related to RSAs and RSUs, respectively. These costs are expected to be recognized over a weighted average-period of 3.03 years for the RSAs and 2.47 years for the RSUs. The Company issues a small number of cash-settled RSUs pursuant to the Company’s equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$533	$460
Research and development	142	(14)
Selling, general and administrative	2,042	2,027
Stock-based compensation costs reflected in net income	$2,717	$2,473

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Compensation and employee benefits	$11,165	$17,011
Dividends payable	4,143	4,104
Income and other taxes	1,402	1,538
Warranty costs	1,557	1,641
Royalties payable	1,431	1,335
Current operating lease liabilities	5,468	5,053
Other	1,585	1,190
	$26,751	$31,872

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2019	$1,641
Warranty adjustments/settlements	(545)
Accrual for warranty costs	461
Accrued warranty costs as of March 31, 2020	$1,557

NOTE 11 — REVENUE RECOGNITION

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606 “Revenue from Contracts with Customers” (the Standard), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of the Standard, the Company assesses the goods or services promised within each contract, identifies the performance obligations and assesses whether each promised good or service is distinct. The Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling price of the promised good or service underlying each performance obligation and recognizes this as revenue when such performance obligation is satisfied.

US Government Contracts

In March 2020, the Biomedical Advanced Research and Development Authority (BARDA) awarded the Company two milestone-based contracts, with a value of $642,450 each, funding approximately 36% of the expected overall cost of development. BARDA is part of the U.S. Department of Health and Human Services and is tasked with protecting the U.S. against emerging infectious diseases and other threats. Through public-private partnerships, BARDA supports the development of vaccines, drugs, and diagnostics. One of BARDA’s current goals is to develop medical countermeasures to enhance health security and protect against 2019 novel coronavirus infections (COVID-19). The Company’s management believes these two contracts help to enable an expansion of the Company’s current portfolio of diagnostics for SARS-COV-2. The Company recorded government contract revenue of $642,450 for the quarter ended March 31, 2020 as all of the milestones were completed for the first BARDA contract.

Contract assets are included within accounts receivables, net and contract liabilities are included in deferred revenue on the Company’s Condensed Consolidated Balance Sheets. The following table presents the opening and closing balances of the Company’s contract assets and liabilities as of March 31, 2020 (in thousands):

	Balance as of March 31, 2020	Balance as of December 31, 2019
Contract assets:
Unbilled receivables - Royalties	$13,655	$12,257
Unbilled receivables - Other	642	—
Total contract assets	$14,297	$12,257
Contract liabilities - Short-term:
Deferred revenue - Service	$8,761	$7,771
Deferred revenue - Licenses	202	207
Deferred revenue - Instruments	5	2
Deferred revenue - Other	115	234
Total contract liabilities - Short-term	$9,083	$8,214
Contract liabilities - Long-term:
Deferred revenue - Service	$990	$968
Deferred revenue - Licenses	616	665
Total contract liabilities - Long-term	$1,606	$1,633

During the three months ended March 31, 2020, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the period (in thousands):

Three Months Ended March 31, 2020
Revenue recognized in the period:
Amounts included as contract liabilities at the beginning of the period	$2,738
Performance obligations satisfied in previous periods	-

NOTE 12 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. Tax effects of enacted legislation, including changes in the value of deferred tax assets and liabilities, is recognized in the period of the enactment date. The effective tax rate for the three months ended March 31, 2020 was 36.4%, including amounts recorded for discrete events. This differs from the statutory rate of 21% primarily from the effect of foreign operations. The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates. The Company currently expects a 2020 full-year effective tax rate of 30% to 40%, excluding amounts recorded for discrete events. The Company will be subject to provisions regarding U.S. federal taxation of foreign intangible income and has included in its estimate of income tax the effects of this tax. The Company is utilizing its net operating losses (NOLs) and tax credits in the U.S., Canada and the Netherlands.

In the first quarter of 2020, legislation for coronavirus aid and tax relief was enacted in certain of the jurisdictions in which the Company or one of its subsidiaries files income tax returns. The Company has recorded an immaterial income tax benefit for the effect of tax relief legislation for its Hong Kong subsidiary. Tax relief legislation enacted in the first quarter of 2020 did not affect the Company’s income tax provision in its other jurisdictions at this time, and thus no discrete tax items in other jurisdictions have been recorded.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Australia, Canada, China, France, Germany, Hong Kong, Japan, the Netherlands, the U.K., and various U.S. states. Due to NOLs, the U.S., Canadian and Netherlands tax returns dating back to 2016, 2007, and 2013, respectively, can still be reviewed by the taxing authorities. The Company does not expect any material changes to the unrecognized tax benefit liability within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

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

The components of the lease expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost(a)	$2,391	$2,345
(a) Includes short-term lease expense costs, which were immaterial in the three months ended March 31, 2020 and 2019.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,854	$1,571

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$20,487	$20,439
Operating lease liabilities	$22,216	$22,235
Weighted Average Remaining Lease Term	4.08 years	4.36 years
Weighted Average Discount Rate	5.75%	5.75%

Maturities of lease liabilities for the next five fiscal years and thereafter are as follows (in thousands):

Operating Leases
2020 (nine months)	$5,136
2021	6,685
2022	5,149
2023	4,141
2024	2,981
Thereafter	932
Total lease payments	25,024
Less: imputed interest	(2,808)
Lease liabilities at March 31, 2020	$22,216

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting guidance

In June 2016, the FASB issued guidance on financial instruments and related credit losses. The guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The statement of comprehensive income reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2020. The Company adopted the new standard effective January 1, 2020. The primary impact for the Company was the timing of recording expected credit losses on its trade receivables. The Company does not have a history of significant credit losses and this guidance did not have a material impact on its consolidated financial statements.

Recent accounting guidance not yet adopted

In December 2019, the FASB issued final guidance that simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification 740, Income Taxes. The guidance amended certain disclosure requirements that had become redundant, outdated or superseded. Additionally, this guidance includes provisions for investment company reporting modernization, amends accounting for the interim period effects of changes in tax laws or rates, and simplifies aspects of the accounting for franchise taxes. The guidance is effective for annual periods beginning after December 15, 2020, and is applicable for the Company in fiscal 2021. Early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 10-K), as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

SAFE HARBOR CAUTIONARY STATEMENT

This quarterly report on Form 10-Q contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, products including ARIES®, VERIGENE®, NxTAG®, Muse®, Guava®, easyCyte™, InCyte™, Amnis®, ImageStream®, FlowSight® and CellStream®, assay sales, consumable sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, regulatory approvals or the impact of laws or regulations applicable to us, plans and objectives of management for future operations, and impact of prior acquisitions or future acquisitions, integration and the expected benefit of our acquisitions are all forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

•the ongoing uncertainty caused by the COVID-19 outbreak, including uncertainty regarding its extent, duration and impact, the uncertainty regarding the long-term impacts of the COVID-19 outbreak on our and our customers’, suppliers’, partners’ and other business relations’ business, prospects, financial condition, operating results, liquidity and personnel, as well as its impacts on capital markets and general economic conditions, and the actions by government officials at the federal, state or local level in connection with the COVID-19 outbreak;

•concentration of our revenue in a limited number of direct customers and strategic partners, some of which may be experiencing decreased demand for their products utilizing or incorporating our technology, budget or finance constraints in the current economic environment, or periodic variability in their purchasing patterns or practices as a result of internal resource planning challenges;

•risks and uncertainties relating to market demand and acceptance of our products and technology, including ARIES®, MultiCode®, xMAP®, xMAP® INTELLIFLEX, VERIGENE®, VERIGENE® II, Guava®, Muse®, Amnis®, and NxTAG® products;

•timing of and process for regulatory approvals;

•our ability to scale manufacturing operations (particularly with respect to our products that recently received U.S. Food and Drug Administration (FDA) Emergency Use Authorization (EUA) clearance) and manage operating expenses, gross margins and inventory levels;

•potential shortages, or increases in costs, of components or other disruptions to our manufacturing operations;

•our ability to obtain and enforce intellectual property protections on our products and technologies;

•our ability to successfully develop and launch new products in a timely manner;

•competition and competitive technologies utilized by our competitors;

•dependence on strategic partners for development, commercialization and distribution of products;

•risks and uncertainties associated with implementing our acquisition strategy, and our challenge to identify acquisition targets, including our ability to obtain financing on acceptable terms;

•our ability to integrate acquired companies or selected assets into our consolidated business operations, and the ability to fully realize the benefits of our acquisitions;

•fluctuations in quarterly results due to a lengthy and unpredictable sales cycle, fluctuations in bulk purchases of consumables, fluctuations in product mix and the seasonal nature of some of our assay products;

•our ability to comply with applicable laws, regulations, policies and procedures;

•the impact of the ongoing uncertainty in global finance markets and changes in governmental and governmental agency funding, including its effects on the capital spending policies of our partners and end users and their ability to finance purchases of our products;

•changes in principal members of our management staff;

•our increasing dependency on information technology to enable us to improve the effectiveness of our operations and to monitor financial accuracy and efficiency;

•implementation, including any modification, of our strategic operating plans;

•uncertainty regarding the outcome or expense of any litigation brought against or initiated by us;

•risks relating to our foreign operations, including fluctuations in exchange rates, tariffs, customs and other barriers to importing/exporting materials and products in a cost-effective and timely manner; difficulties in accounts receivable collections; our ability to monitor and comply with foreign and international laws and treaties; and our ability to comply with changes in international taxation policies;

•budget or finance constraints in the current economic environment, or periodic variability in customer purchasing patterns or practices as a result of material resource planning challenges; and

•reliance on third party distributors for distribution of specific Luminex-developed and manufactured assay products.

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict. Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2019 10-K (as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q). In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this quarterly report including in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

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

Our xMAP Technology

Our xMAP technology is an open architecture, multiplexing technology that combines existing biological testing techniques with illumination, advanced digital signal processing, detection and proprietary software. With our technology, discrete assays are performed on the surface of color-coded microspheres. These microspheres are read in a compact analyzer that utilizes lasers or light emitting diodes (LEDs), detectors, charge-coupled device imaging and high-speed digital signal processing to simultaneously identify the assay and measure the individual assay results. The key features of xMAP technology include the following:

•Multi-analyte/multi-format

xMAP technology has been designed to simultaneously perform up to 500 distinct assays in a single tube or well of a microtiter plate using only a small amount of sample. Moreover, unlike most existing technologies that are dedicated to only one type of assay, xMAP can perform multiple types of assays including enzymatic, genetic and immunologic tests on the same instrument platform.

•Flexibility/scalability

xMAP technology allows for flexibility in customizing test panels. Panels can be modified to include new assays in the same tube by adding additional microsphere sets. It is also scalable, meaning that there is no change in the manufacturing process and only minimal changes to the labor are required to produce a small or large number of microsphere-based tests.

•Both protein and nucleic acid applications on a single platform

xMAP technology has an advantage due to its ability to analyze both proteins and nucleic acids. This allows customers to utilize a single platform to evaluate samples across more biological parameters to generate a more complete assessment of these samples. Alternative technologies are typically restricted to either proteins or nucleic acid, requiring customers to use two or more technologies from other vendors to get the same information.

•High throughput

Our technology can perform up to 500 tests in a single well, permitting up to 96,000 tests to be detected in approximately one hour with only a small amount of sample. Rapid sample analysis permits efficient use for high-throughput applications.

•Ease of use

Most xMAP-based assays are simple to perform. A test sample is added to a solution containing microspheres that have been coated with reagents. The solution is then processed through one of our xMAP Systems, which incorporate proprietary software to automate data acquisition and analysis in real-time.

•Cost-effective

By performing multiple assays at one time, xMAP technology is designed to be cost-effective for customers compared to competitive techniques such as enzyme-linked immuno-sorbent assay and real-time polymerase chain reaction (PCR). By analyzing only those assays in which a customer is interested, xMAP is also more cost-effective than most competing microarray technologies. In addition, microsphere-based assays are inexpensive compared to other technologies, such as chip-based microarrays.

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

The Acquisition expanded Luminex’s existing offering of flow-based detection systems, which is centered around our innovative xMAP® multiplexing technology, with approximately 17,200 xMAP Systems sold worldwide (some of which may be retired or otherwise not in use). The results of operations for the Acquisition have been included in Luminex’s consolidated financial statements beginning January 1, 2019.

Our Non-Automated Technologies

Our xTAG technology consists of several components, including multiplexed PCR or target identification primers, DNA Tags, xMAP microspheres and data analysis software. xTAG technology permits the development of molecular diagnostic assays for clinical use by hospital and reference laboratories. xTAG technology has also been applied to human genetic assays, pharmacogenetic assays and infectious disease assays.

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

Our VERIGENE Technology

Our offering in the molecular diagnostic market segment includes proprietary diagnostic tools that enable rapid and accurate detection of respiratory, gastrointestinal and bloodstream infections. Our FDA cleared VERIGENE® Gram-Positive Blood Culture (BC-GP) and Gram-Negative Blood Culture (BC-GN) test panels for the early detection of pathogens associated with bloodstream infections are leading products in the high-growth bloodstream infection testing segment. In addition to detecting bacteria, these panels also detect yeast and identify antibiotic resistance markers. In contrast to traditional methodologies, which can take several days, these assays enable physicians to identify pathogens, including any associated resistance markers, and prescribe the most appropriate antibiotic regimen, all within 2.5 hours after identification of a positive blood culture. The ability for clinicians to make earlier, better informed therapeutic decisions results in improved patient outcomes and lower healthcare costs. Our VERIGENE product offering also includes FDA-cleared products for the detection of gastrointestinal and respiratory infections. These consist of a targeted product for the detection of C. difficile, as well as highly multiplexed molecular enteric, blood and respiratory pathogen panels which test for a wide spectrum of microorganisms often associated with these types of infections. With the combination of the ARIES® and VERIGENE platforms, Luminex offers customers automated molecular platforms for both targeted and syndromic molecular diagnostic testing.

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

The VERIGENE System utilizes advanced automation and proprietary chemistry to enable rapid sample-to-result detection of nucleic acid and protein targets. NanoGrid Technology, a unique gold nanoparticle probe chemistry, is the driving force behind all VERIGENE tests, providing a foundation for the VERIGENE System’s menu of clinically meaningful diagnostics.

In addition to our menu of infectious disease tests, we are currently developing a next generation VERIGENE System, VERIGENE II, that we expect to deliver an improved user experience. This next generation system is designed to provide a reduced time to result, an improved user interface and a room temperature cartridge, all in a fully automated sample-to-result system with an optimized footprint. In addition, customers using this system will have the ability to select both individual and groups of targets on assays using Flex™ pricing. This approach to target selection allows customers to save money by only paying for the targets they wish to see, which will often align with healthcare standard of care guidelines, when available. If these results do not provide a conclusive diagnosis, additional targets that were tested for but not released can immediately be viewed for an incremental charge.

Our Market Approach

We primarily serve the life sciences industries by marketing products, including our specific testing equipment and assays, to various types of testing laboratories. We have a large base of installed systems that has grown primarily from the following:
•Placements made by customers within our Licensed Technologies Group (LTG) in which customers either:
•license our xMAP technology and develop products that incorporate our xMAP technology into products that they then sell to end users, or
•purchase our proprietary xMAP laboratory instrumentation and our proprietary xMAP microspheres and sell xMAP-based assays and/or xMAP-based testing services, which run on the xMAP instrumentation, and pay a royalty to us; and
•A direct sales force that focuses on the sale of molecular diagnostic assays that run on our systems.

As of March 31, 2020, Luminex had 87 strategic partners, of which 54 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology. Luminex and these partners have sold approximately 17,200 xMAP-based instruments in laboratories worldwide as of March 31, 2020 (some of which may be retired or otherwise not in use). Our remaining LTG customers are in various stages of development and commercialization of products incorporating our technology.

A primary focus for our growth is the development and sale of molecular diagnostic assays utilizing our proprietary MultiCode® and VERIGENE technologies for use on our installed base of systems. We utilize a direct sales model for commercialization of these products, which is intended to take advantage of our increasing installed base of instruments. Our assays are primarily focused on multiplexed applications for the human molecular clinical diagnostics market. Our assays are also currently focused on three segments of the molecular diagnostic testing market: infectious diseases, personalized medicine and human genetics.

The following systems and assays are available on the market as of March 31, 2020:

	FDA		CE-IVD MARK
	Clearance	Commercial Launch	Declaration	Commercial Launch
ARIES® HSV 1&2 Assay	☑	2015 - Q4	☑	2016 - Q1
ARIES® Flu A/B & RSV Assay	☑	2016 - Q2	☑	2016 - Q2
ARIES® Group B Streptococcus (GBS) Assay	☑	2017 - Q1	☑	2016 - Q4
ARIES® Bordetella Assay	☑	2017 - Q2	☑	2017 - Q3
ARIES® Norovirus Assay			☑	2017 - Q2
ARIES® C. Difficile Assay	☑	2017 - Q3	☑	2017 - Q3
ARIES® Group A Strep Assay	☑	2017 - Q4	☑	2017 - Q4
ARIES® MRSA Assay	☑	2019 - Q3
Muse® Auto CD4/CD4% Reagent Kit			☑	2018 - Q4
NxTAG® CoV Extended Panel	☑	2020 - Q1
NxTAG® Respiratory Pathogen Panel (RPP)	☑	2016 - Q1	☑	2015 - Q4
VERIGENE® Clostridium Difficile Test (CDF)	☑	2012 - Q4	☑	2013 - Q2
VERIGENE® Enteric Pathogens Test (EP)	☑	2014 - Q4	☑	2015 - Q4
VERIGENE® Gram-Negative Blood Culture Test (BC-GN)	☑	2014 - Q2	☑	2013 - Q1
VERIGENE® Gram-Positive Blood Culture Test (BC-GP)	☑	2012 - Q4	☑	2012 - Q1
VERIGENE® Respiratory Pathogens Flex Test (RP Flex)	☑	2015 - Q4	☑	2015 - Q2
xTAG® CYP2C19 Kit v3	☑	2013 - Q4	☑	2013 - Q4
xTAG® CYP2D6 Kit v3	☑	2011 - Q2	☑	2013 - Q2
xTAG® Cystic Fibrosis (CFTR) 39 Kit v2	☑	2009 - Q4	☑	2012 - Q1
xTAG® Cystic Fibrosis (CFTR) 60 Kit v2	☑	2010 - Q1
xTAG® Cystic Fibrosis (CFTR) 71 Kit v2			☑	2009 - Q3
xTAG® Gastrointestinal Pathogen Panel (GPP)	☑	2013 - Q1	☑	2011 - Q2
xTAG® Respiratory Viral Panel (RVP)	☑	2008 - Q1	☑	2007 - Q4
xTAG® Respiratory Viral Panel (RVP) FAST v2			☑	2011 - Q4

We plan to submit additional assays to regulatory authorities in 2020, including the FDA and foreign equivalents, for market authorization in order to comply with established guidelines across the jurisdictions in which we participate.

        First Quarter 2020 Highlights

•Consolidated revenue was $90.4 million for the quarter ended March 31, 2020, a 10% increase over the prior year quarter.

•Total assay revenue increased to $43.7 million for the quarter ended March 31, 2020, a 26% increase over the prior year quarter.

•Sample-to-answer assay revenue increased to $23.5 million for the quarter ended March 31, 2020, a 37% increase over the prior year quarter.

•Consumable revenue increased to $12.8 million for the quarter ended March 31, 2020, a 19% increase over the prior year quarter.

•Received FDA EUA for the NxTAG® CoV Extended Panel on March 27, 2020.

COVID-19 Considerations

Since December 2019, COVID-19 (caused by a novel strain of coronavirus) has spread rapidly, with most countries and territories worldwide with confirmed cases, and a high concentration of cases in the United States and many other countries in which we operate. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional and national economies.

Our priorities during the COVID-19 pandemic have been, among others, protecting the health and safety of our employees; providing multiple solutions to the marketplace, including our recent Emergency Use Authorized SARS-CoV-2 tests; and ramping up manufacturing to help our customers meet and overcome the current challenges.

For the quarter ended March 31, 2020, the COVID-19 pandemic primarily drove our 10% increase in revenue over the first quarter of 2019. We experienced an overall 26% increase in assay revenue with our respiratory related products on all of our platforms up almost 100% as a result of the use of our products related to the pandemic. Our customers initially used our products to rule out other respiratory illnesses and now that we have EUA cleared products, we have seen that volume shift towards our COVID-19 specific products. Due to our current backlog of COVID-19 pandemic related orders, we anticipate further revenue growth for the second quarter of 2020.

The increase in assay sales revenue was partially offset by a decrease in revenue from system sales, primarily resulting from a decrease in our flow cytometry system sales, which were significantly affected by the current pandemic in several ways. The pandemic has limited, and continues to limit, the ability of our salesforce to access customers resulting in a slowdown in new orders, prevented us from shipping orders to customers who do not have anyone onsite to receive them, and prevented us from installing systems to complete the revenue cycle.

Given the increased demand for certain of our assay products in the first quarter, the pandemic has not negatively impacted the Company’s liquidity position. As of March 31, 2020, we believe that we have the cash necessary to meet our short-term liquidity needs. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Our additional research and development efforts related to our recent Emergency Use Authorized SARS-CoV-2 tests were partially funded by two BARDA contracts awarded to the Company for the development, testing and submission of these tests. Please refer to “BARDA Contracts” below for further discussion.

During the quarter ended March 31, 2020, we have focused our energies on ramping up manufacturing efforts while portions of our workforce are working remotely as their positions allow. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will, in part, depend on our ability to protect our employees and maintain our supply chain. Continued rapid expansion of capacity may be constrained by long lead time purchased items and capital equipment needs. The Company continues to endeavor to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for employees who manufacture our products. For the three months ended March 31, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures to ensure that any disruptions to our operations remain minimal during the pandemic. However, the uncertainty resulting from the pandemic could result in unforeseen disruptions to our workforce and supply chain (for example, the inability of a key supplier or transportation supplier to source, transport and supply materials to the Company that are necessary for continued operations) that could negatively impact our operations.

We believe the extent of the COVID-19 pandemic’s impact on our operating results and financial condition will be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to, the severity and duration of the pandemic, our ability to timely develop, commercialize and manufacture solutions related to the pandemic, the extent and the effectiveness of responsive actions taken by authorities of impacted countries, the impact of these and other factors on our employees, customers and suppliers, as well as any resulting impact of the economic uncertainty and volatility that could affect demand for our products. Because of these and other uncertainties, we cannot estimate the length or extent of the impact of the pandemic on our business. For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” included in Part I, Item 1A of the 2019 10-K, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

BARDA Contracts

In March 2020, the Biomedical Advanced Research and Development Authority (BARDA) awarded the Company two milestone-based contracts, with a value of $642,450 each, funding approximately 36% of the expected overall cost of development, testing and submission for two EUAs to provide rapid answers to patients believed to have 2019 novel coronavirus infections (COVID-19). Luminex financed the remaining 64% each of the total program costs, representing $1.1 million each. In March 2020, the Company received FDA EUA for its new NxTAG CoV Extended Panel, a high-throughput test for detecting SARS-CoV-2 that provides results for up to 96 samples in approximately four hours. The NxTAG CoV Extended Panel runs on Luminex's easy-to-use, compact MAGPIX® System. In April 2020, the Company received FDA EUA for its new ARIES® SARS-CoV-2 Assay, which is designed to provide rapid answers to patients believed to have COVID-19, generating results in approximately two hours. The test can be run on both 6-unit and 12-unit ARIES® Systems.

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

Growth in Inventory

Our inventory has increased from $64.0 million as of March 31, 2019 to $78.6 million as of March 31, 2020 primarily as a result of increases in parts and flow cytometry systems inventory at our depot facilities, in addition to a build-up of parts and supplies for our upcoming product launches. We anticipate inventory levels to remain at current levels for the balance of the year.

        Future Operations

        We expect our areas of focus over the next twelve months to be:

•delivering on our revenue growth goals;

•accelerating development and commercialization of the assays on our sample-to-answer diagnostic systems;

•development and commercialization of SARS-CoV-2-related diagnostic and serology tests, as well as support of partner activities focused on testing, treatment, and vaccines for SARS-CoV-2;

•completing development and commercialization of the next generation sample-to-answer system, VERIGENE II, our next generation xMAP System, xMAP INTELLIFLEX, and our next generation Guava instrument, Guava Next Gen;

•monitoring and mitigating the effect of the ongoing uncertainty and volatility in global finance markets and changes in government funding on planned purchases by end users;

•improvement of ARIES® and VERIGENE gross margins;

•placements of our VERIGENE and ARIES® Systems, our sample-to-answer platforms and assays;

•increasing the growth of our LTG revenue through enrichment of our existing partner relationships and the addition of new partners;

•maintenance and improvement of our existing products and the timely development, completion and successful commercial launch of our pipeline products;

•adoption and use of our platforms and consumables by our customers for their testing services; and

•expansion and enhancement of our installed base of systems and our market position within our identified target market segments.

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

Management believes there have been no significant changes during the quarter ended March 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 10-K.

KEY PERFORMANCE INDICATORS

We present certain key performance indicators (KPIs) that management uses when assessing our results. We intend for this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) to provide the reader with information that will assist in better understanding our financial condition and results of operations. Management uses these KPIs for decisions about the allocation of resources, and we believe they are useful to investors because they provide additional information about our underlying operational performance and trends. These KPIs may not be defined or calculated in the same way as similar KPIs used by other companies. Throughout this MD&A, we commonly discuss the following performance metrics:

•Revenues, disaggregated by revenue source, into the following primary categories:

◦Systems sales revenue. System sales revenue is generated from the sale of our xMAP multiplexing analyzers and peripherals, our VERIGENE readers and processors, our ARIES® systems and our flow cytometers and cellular analysis instruments. We believe growth in system sales revenue and the number of units sold (some of which may be retired or otherwise not in use) is useful to investors because we depend upon the placement of units as a basis for growth in each of the other revenue categories.

◦Consumables sales revenue. Consumable sales revenue is generated from the sale of our dyed polystyrene microspheres, along with sheath and drive fluid. Our larger commercial and development partners often purchase consumables in bulk orders to minimize the number of incoming qualification events and to allow for longer development and production runs. We believe growth in consumables sales revenue is an indicator of the use of our technology in both our customers’ current products and the development of new products in their pipelines.

◦Royalty revenue. Royalty revenue is generated when a partner sells our proprietary microspheres to an end user; when a partner sells a kit incorporating our proprietary microspheres to an end user; or when a partner utilizes a kit to provide a testing result to an end user. We believe royalty revenue is a key indicator of the success of our partners’ commercialization efforts.

◦Assay revenue. Assay revenue is generated primarily from four sources: (i) sale of our branded kits, which are a combination of chemical and biological reagents and our proprietary xMAP bead technology used to perform diagnostic and research assays on samples, (ii) real-time PCR and multiplexed PCR assays using our proprietary MultiCode technology, (iii) ARIES® cassettes designed to run a fully automated, sample-to-answer molecular assay on the ARIES® System, and (iv) VERIGENE test cartridges. We believe assay revenue is a key indicator of our success in addressing current assay market needs in a manner that is cost competitive.

We believe that analyzing the revenue by source is a useful indicator of the trends affecting our different types of customers, the progression to more automated technologies, and the acceptance and success of our products in the market.

•Gross margin (gross profit as a percentage of total revenue) and how it is impacted by the mix of revenues. The concentration of sales in our higher margin items (royalties, consumables, and non-automated assays) drives fluctuation in our gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue. Our gross margins can also be impacted by the absorption of acquired businesses, the loss of high margin sales to major customers and the increase in sample to answer assay revenue, which historically carries a lower gross margin.

•Research and development expense and the volatility of expenses driven by the projects in our pipeline and the stage of each of these projects in their development. Large fluctuations in our research and development expense can occur due to volatility in the costs and expenses of direct materials used in development, outside services and the timing of clinical trials.

•The Company’s ability to meet anticipated product development timelines and to deliver on our planned commercial product launches.

The Company’s management uses these KPIs to evaluate its results of operations and the Company believes that these KPIs provide additional perspective and insight to investors when analyzing the operating performance of the Company from period to period and help identify trends in its historical operating results.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

Selected consolidated financial data for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019	Variance	Variance (%)
	(dollars in thousands)
Revenue	$90,424	$82,408	$8,016	10%
Gross profit	$50,346	$45,807	$4,539	10%
Gross margin percentage	56%	56%	—%	N/A
Operating expenses	$48,705	$49,391	$(686)	(1)%
Income (loss) from operations	$1,641	$(3,584)	$5,225	(146)%
Net income	$654	$2,960	$(2,306)	(78)%

Total revenue increased by 10% to $90.4 million for the three months ended March 31, 2020 from $82.4 million for the comparable period in 2019. The Company experienced increases in assay and consumable sales, partially offset by decreases in system sales and royalty revenue compared to the prior year period. Assay revenue overall increased 26% mainly attributable to increased demand for respiratory and related products stemming from the COVID-19 pandemic, with increases in both our automated and non-automated assay revenue. Automated assay revenue, which consists of VERIGENE and ARIES® assays, grew 37% to $23.5 million for the three months ended March 31, 2020 from the comparable period in 2019. Non-automated assay revenue grew 17% to $19.7 million and comprised 45% of total assay revenue for the three months ended March 31, 2020 compared to 48% of total assay revenue for the comparable period in 2019.

The following table presents our revenues disaggregated by revenue source for the three months ended March 31, 2020 and 2019 as follows:

	Three Months Ended March 31,
	2020	2019	Variance	Variance (%)
	(dollars in thousands)
System sales	$12,050	$15,671	$(3,621)	(23)%
Consumable sales	12,798	10,724	2,074	19%
Royalty revenue	13,259	14,170	(911)	(6)%
Assay revenue	43,723	34,813	8,910	26%
Service revenue	5,521	5,394	127	2%
Other revenue	3,073	1,636	1,437	88%
	$90,424	$82,408	$8,016	10%

We continue to have revenue concentration in a limited number of customers. Five customers accounted for 25% of total revenue in the first quarter of 2020, down from 30% in the first quarter of 2019. In particular, our two largest customers by revenue accounted for 16% of revenue in the first quarter of 2020 (12% and 4%, respectively), a decrease from 18% of revenue from the first quarter of 2019 (12% and 6%, respectively). No other customer accounted for more than 5% of first quarter total revenue in 2020 or 2019.

Revenue from the sale of systems and peripheral components decreased 23% to $12.1 million for the three months ended March 31, 2020, from $15.7 million for the three months ended March 31, 2019. This decrease primarily resulted from a change in sales mix, with lower sales of flow cytometry instruments and higher sales of FLEXMAP 3D systems. While FLEXMAP 3D sales were driven in part by timing of purchases from our partners, instrument sales, in particular Flow cytometry within the research market, were impacted by the global social distancing restrictions implemented as a result of the COVID-19 pandemic in the current quarter. We anticipate continued pressure in Flow cytometry sales in the second quarter of 2020. We sold 223 multiplexing analyzers in the three months ended March 31, 2020, as compared to 210 multiplexing analyzers sold in the comparable period in 2019. As of March 31, 2020, total multiplexing analyzer shipments since inception is approximately 17,200, some of which may be retired or otherwise not in use. For the three months ended March 31, 2020, our five highest selling partners accounted for 189 systems, or 85%, of total multiplexing analyzers sold, whereas, our five highest selling partners in the comparable period in 2019 accounted for 166, or 79%, of total multiplexing analyzers sold.

Consumable sales, comprised of microspheres and sheath fluid, increased 19%, or $2.1 million, to $12.8 million in the three months ended March 31, 2020 from $10.7 million in the comparable period in 2019. During the first quarter of 2020, we had 20 bulk purchases of consumables totaling $9.6 million (75% of total consumable revenue), ranging from $0.1 million to $3.5 million, as compared with 14 bulk purchases totaling approximately $7.5 million (70% of total consumable revenue) in the comparable period in 2019. The increase in revenue from bulk purchases in the first quarter of 2020 was the primary driver of the increase in consumable revenue from the prior year quarter. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty-bearing sales accounted for $7.3 million, or 57%, of consumable sales for the three months ended March 31, 2020 compared to $6.8 million, or 63%, of the total consumable sales for the three months ended March 31, 2019.

Royalty revenue, which results from our partners selling products or testing services that incorporate our technology, decreased 6% to $13.3 million for the three months ended March 31, 2020, from $14.2 million for the three months ended March 31, 2019, primarily attributable to lower base royalties in the current quarter. We expect modest fluctuations in the royalties submitted quarter to quarter, based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 26% to $43.7 million for the three months ended March 31, 2020, from $34.8 million in the comparable period in 2019, primarily driven by increased demand for respiratory and related products stemming from the COVID-19 pandemic. Our sample-to-answer assay revenue, which consists of VERIGENE and ARIES® assay sales, grew 37% to $23.5 million for the three months ended March 31, 2020, from $17.1 million on March 31, 2019. Similarly, our non-automated testing assays increased by 17% to $19.7 million in the three months ended March 31, 2020, from $16.9 million in the three months ended March 31, 2019. No customer accounted for more than 6% of total assay revenue during the three months ended March 31, 2020 and 13% during the comparable period in 2019. Our current backlog of pandemic related orders indicate further assay revenue growth for the second quarter of 2020.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 2% to $5.5 million during the three months ended March 31, 2020, from $5.4 million in the three months ended March 31, 2019. On March 31, 2020, we had approximately 3,200 Luminex systems covered under extended service agreements and $9.8 million in deferred revenue related to those contracts. On March 31, 2019, we had approximately 3,000 Luminex systems covered under extended service agreements and $9.7 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, milestone payments and revenue from agreements with U.S. government agencies, increased 88% to $3.1 million for the three months ended March 31, 2020 compared to $1.6 million for the three months ended March 31, 2019. This increase was primarily due to a BARDA award of $0.6 million received in March 2020 for the development, testing and submission of our NxTAG CoV Extended Panel, in addition to increases in both parts and shipping revenue in the first quarter of 2020, as compared to the first quarter of 2019.

Gross Profit. Gross profit increased 10% to $50.3 million for the three months ended March 31, 2020, as compared to $45.8 million for the three months ended March 31, 2019. Gross margin (gross profit as a percentage of total revenue) was 56% for the three months ended March 31, 2020, consistent with the three months ended March 31, 2019. The concentration of sales in our higher margin items (royalties, consumables, and non-automated assays), represented 51% of revenue for the three months ended March 31, 2020 and 2019. We anticipate fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expenses decreased to $11.9 million, or 13% of total revenue, for the three months ended March 31, 2020, from $15.0 million, or 18% of total revenue, in the comparable period in 2019. The decrease in research and development expenses reflects lower direct material and outside service expenses stemming primarily from VERIGENE II and ARIES assay developments, which were concluded in 2019. Research and development expenses in the current quarter include expenses related to the development and testing of our NxTAG CoV Extended Panel which was partially funded under the BARDA contract awarded in March 2020. Research and development headcount as of March 31, 2020 was 216, as compared to 228 as of March 31, 2019. The focus of our research and development activities is expanding the portfolio of COVID-19 solutions, in addition to our ongoing efforts around the development and commercialization of the VERIGENE II System, and associated assays, the development of the xMAP INTELLIFLEX System, and the development of the Guava Next Gen System.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $33.9 million for the three months ended March 31, 2020, from $31.5 million for the comparable period in 2019. The increase over the prior year quarter was primarily attributable to higher sales and marketing personnel costs, in addition to higher commission expense in the current quarter. Selling, general and administrative headcount at March 31, 2020 was 482, as compared to 452 on March 31, 2019. As a percentage of revenue, selling, general and administrative expenses, excluding the amortization of acquired intangible assets, was 38% for each of the three months ended March 31, 2020 and 2019.

Income taxes. Our effective tax rate for the three months ended March 31, 2020 was 36%, or $0.4 million, as compared to a benefit of 184%, or $6.5 million, for the three months ended March 31, 2019. The 184% benefit includes a $6.6 million discrete item from the first quarter of 2019, for a reduction in unrecognized tax benefits related to the U.S. transition tax as a result of an IRS ruling for certain aspects of the calculation of our Canadian subsidiary’s earnings. Absent significant discrete items, we expect our consolidated full-year effective tax rate for 2020 to be between 30% to 40%. We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$43,077	$59,173

On March 31, 2020, we held cash and cash equivalents of $43.1 million and had working capital of $147.4 million. On December 31, 2019, we held cash and cash equivalents of $59.2 million and had working capital of $144.4 million. Cash and cash equivalents decreased by $16.1 million during the three months ended March 31, 2020. The decrease in cash and cash equivalents from December 31, 2019 is primarily attributable to net cash used by operating activities of $7.2 million, purchases of property, plant and equipment of $3.9 million and dividends of $4.1 million, partially offset by proceeds from the issuance of common stock of $1.3 million.

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

Cash used in operations, investing and financing activities was $7.2 million, $3.9 million and $5.0 million, respectively for the three months ended March 31, 2020.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technologies, costs associated with strategic acquisitions including acquisition and integration costs and assumed liabilities, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2020.

Our short-term projects that are expected to require significant capital to complete include (i) our current in-process research and development of the next generation VERIGENE System, VERIGENE II, on which we began clinical trials in May 2018, (ii) the next generation xMAP System, xMAP INTELLIFLEX and (iii) our in-process research and development of the Guava Next Gen System. We believe VERIGENE II, xMAP INTELLIFLEX and Guava Next Gen will all launch commercially in 2020. The estimated aggregate cost to complete these projects, including completion of development of the systems, cartridge, software and the initial assays, validation, verification, clinical trials and regulatory submission, is approximately $0.6 million and is included in our research and development budget for 2020. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners’ consumable purchasing patterns; (iv) execution of partnership agreements that include significant up-front license fees; (v) execution of our stock repurchase and dividend programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the “Safe Harbor Cautionary Statement” included in this report and the risk factors in the 2019 10-K and our other filings with the Securities and Exchange Commission (SEC).

In February 2017, the Board of Directors initiated a cash dividend program to pay a regular quarterly cash dividend. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws and corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends are in the best interests of stockholders and are in compliance with applicable laws and agreements of the Company. On February 18, 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock which was paid to shareholders of record as of the close of business on March 19, 2020 on April 9, 2020.

We hold cash and cash equivalents at various foreign subsidiaries. As a result of reductions to the U.S. taxation of dividends from foreign subsidiaries under the Tax Cuts and Jobs Act of 2017 and continued profitability of our Canadian subsidiary, in the near-term and future years we may repatriate earnings of our Canadian subsidiary. The cash and cash equivalents held by this subsidiary may be more readily available to meet domestic cash requirements in the next year, but will continue to be subject to foreign withholding tax that would be incurred upon repatriation. We anticipate that cash and cash equivalents held by all other foreign subsidiaries will continue to be permanently reinvested and may not be readily available to meet domestic cash requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates. A 50 basis point fluctuation from average investment returns at March 31, 2020 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions and changes in political climate. Accordingly, our future results could be materially and adversely impacted by changes in these and other factors.

As of March 31, 2020, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi and Yen. For example, some fixed asset purchases and certain expenses are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen and Renminbi exchange rates. A 10% change in all of these exchange rates in relation to the U.S. dollar would result in a statement of comprehensive income impact of approximately $1.2 million on foreign currency denominated asset and liability balances as of March 31, 2020. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction loss was approximately $237,000 for the quarter ended March 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation and criteria of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

When and if it appears probable in management’s judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements. If only a range of estimated losses can be estimated, we record an amount within the range that, in management’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred. We recognize costs associated with legal proceedings in the period in which the services were provided. No material legal proceedings are known to be pending as of March 31, 2020.

ITEM 1A. RISK FACTORS

The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. The risk factor described below updates the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, to include additional information, and should be read in conjunction with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Marketing of our COVID-19 tests under EUAs from FDA is subject to certain limitations and we are required to maintain compliance with the terms of the EUA, among other things, and the continuance of our EUAs is subject to government discretion.

On February 4, 2020, the U.S. Department of Health and Human Services (“HHS”) Secretary Alex Azar issued a declaration that the threat to public health posed by COVID-19 justifies the emergency use of unapproved in vitro diagnostics for the detection or diagnosis of the novel coronavirus (“SARS-CoV-2”). Under Section 564 of the Food, Drug, and Cosmetic Act (“FDCA”), because HHS has issued this declaration, the FDA Commissioner is authorized to issue EUAs” to permit certain developers of SARS-CoV-2 diagnostics to begin offering the tests for detection and diagnosis of COVID-19 without having completed the normally applicable FDA review and clearance or approval process for marketing authorization (with the related standards that would apply to demonstrate safety and effectiveness). The issuance of an EUA reflects an FDA conclusion that based on the totality of scientific evidence available to the FDA, it is reasonable to believe that the product may be effective in diagnosing COVID-19, and that the known potential benefits of the product outweigh the known and potential risks, and there is no adequate, approved, and available alternative to the emergency use of the product.

On March 27, 2020 we received an EUA for our NxTAG CoV Extended Panel Assay for the qualitative detection of nucleic acid from the SARS-CoV-2 in nasopharyngeal swab specimens from individuals suspected of COVID-19 by their healthcare provided and limited to use by authorized, CLIA certified laboratories with the capacity to perform high complexity tests. We also received an EUA on April 3, 2020 for our ARIES SARS-CoV-2 Assay for the same indication, but in this case permitted to be conducted by CLIA laboratories certified to perform moderate complexity tests as well as those certified for high complexity tests. Although there are certain regulatory requirements the FDA has waived for the duration of the EUA, we remain subject to specific conditions of the authorization, including ensuring appropriate labeling as approved by FDA specifically for purposes of the EUA, maintaining records of distribution to authorized laboratories, collecting data on occurrences of any false positives or false negatives, and tracking any adverse events.

As with other FDA-regulated products, issues could emerge during the course of the marketing and use of our products under an EUA that could impact our ability to continue the sale and distribution of these products (for example, compliance or product performance issues).

Our EUAs remain effective only until the HHS declaration is terminated or revoked, and FDA may also revoke an EUA if it determines the criteria for issuance are no longer met or other circumstances make such revocation appropriate to protect the public health or safety.

If that were to occur then in order market our diagnostic products for the purpose of detecting COVID-19, we would be required to obtain the necessary regulatory clearances or approvals and be subject to the full and usual regulatory obligations for device manufacturers, including the Quality System Regulation under 21 CFR Part 820.

Epidemic diseases could negatively affect various aspects of our business, make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers. These could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our business could be adversely affected by the effects of a widespread outbreak of a contagious disease, including the recent outbreak of COVID-19 first identified in Wuhan, China. In an effort to halt the outbreak of COVID-19, many countries have placed significant restrictions on travel and congregation, including “shelter-in-place” or similar orders, leading to extended business closures. Individuals that contract the virus may be unavailable to work, and in certain jurisdictions, individuals exposed to the virus, as well as their families and co-workers, may be placed in mandatory quarantines. The spread of the virus, as well as restrictions and business closures implemented in an effort to minimize its spread, could adversely impact our operations, including delaying or suspending our ability to sell or distribute our products, causing temporary closures of our offices and manufacturing operations, or those of our suppliers, customers, distributors and other business partners. Any disruption of our suppliers, customers, or distributors could adversely impact our global sales and operating results and harm our reputation. Likewise, we may be subject to public and private litigation based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by local law. We cannot at this time accurately predict what effects these conditions will have on our operations due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the extent and the effectiveness of responsive actions by authorities of impacted countries and the impact of these and other factors on our employees, customers and suppliers. In addition, a significant outbreak of a contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries for an extended period of time, resulting in economic uncertainty and volatility that could affect demand for our products, and likely adversely impact our business, operations, financial conditions and results of operations.

Adjustments of previously recognized royalty revenue from LTG partners could impact our results of operations and result in our restating financial results for certain fiscal periods.

The Company through its Licensed Technologies Group enters into contractual arrangements with customers and other third parties, a component of which are royalty arrangements. Such royalty obligations are typically self-reported, paid in the regular course of business and recorded by the Company accordingly. These royalty arrangements may be subject to inspection (either directly by the Company or by a third party) to seek to assure that the counterparty has made sufficient payment to the Company. Generally, if the Company has inspection rights, the Company may exercise these rights every three years.

With respect to royalty reporting, the Company significantly relies upon the accuracy and completeness of the information it receives from its counterparties to determine the appropriate financial reporting. The Company is regularly involved in negotiations, disputes and other discussions regarding these arrangements and the calculation of any royalties. Should differences between royalties submitted and calculated royalties due be claimed or identified, the Company makes a determination as to the proper way to account for such claim or difference. Any claims or differences respecting previously recognized royalty revenue could result in the Company’s recording reserves, making a current period adjustment or correcting or potentially restating the Company’s prior financial statements and its related Exchange Act reports during the relevant historical periods (or in prospective periods during which claims are made). The cost and distraction of any such claim, any necessary adjustments or restatement of amounts previously reported and/or any prospective changes to royalty calculations could harm our operating results and adversely impact our business and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the first quarter of 2020 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2020 - 1/31/2020	3,108	$22.98	—	$—
2/1/2020 - 2/29/2020	—	—	—	—
3/1/2020 - 3/31/2020	77,293	$24.57	—	—
Total First Quarter	80,401	$24.50	—	$—
(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION
Date:	May 5, 2020	By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)