Form 10-Q
period 2020-09-30
LUMINEX CORP
filed 2020-11-06
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	September 30, 2020	or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __.

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	000-30109	74-2747608
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

12212 Technology Blvd.,	Austin,	Texas	78727
(Address of principal executive offices)			(Zip Code)

(512)	219-8020
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

There were 46,525,493 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on November 5, 2020.

LUMINEX CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LUMINEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$308,454	$59,173
Accounts receivable, net	60,454	55,815
Inventories, net	109,795	77,084
Prepaids and other	12,743	10,398
Total current assets	491,446	202,470
Property and equipment, net	62,667	65,515
Intangible assets, net	81,714	90,336
Deferred income taxes	21,175	27,702
Goodwill	118,145	118,145
Right of use assets	18,799	20,439
Other	16,999	19,122
Total assets	$810,945	$543,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,201	$17,983
Accrued liabilities	48,849	31,872
Deferred revenue - current portion	10,192	8,214
Total current liabilities	76,242	58,069
Deferred revenue	1,515	1,633
Lease liabilities	14,485	17,182
Long-term debt	200,512	—
Other long-term liabilities	2,094	1,985
Total liabilities	294,848	78,869
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; issued and outstanding: 45,617,807 shares at September 30, 2020; 44,325,369 shares at December 31, 2019	46	44
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	428,628	380,304
Accumulated other comprehensive loss	(837)	(1,380)
Retained earnings	88,260	85,892
Total stockholders’ equity	516,097	464,860
Total liabilities and stockholders’ equity	$810,945	$543,729

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Revenue	$106,060	$78,673	$306,003	$244,137
Cost of revenue	42,679	36,833	122,595	111,263
Gross profit	63,381	41,840	183,408	132,874
Operating expenses:
Research and development	14,074	13,262	39,855	43,295
Selling, general and administrative	34,862	31,448	102,987	96,085
Amortization of acquired intangible assets	2,919	2,852	8,623	8,556
Total operating expenses	51,855	47,562	151,465	147,936
Income (loss) from operations	11,526	(5,722)	31,943	(15,062)
Interest and other expense, net	(4,506)	2	(6,889)	(96)
Loss from equity method investment	(457)	—	(1,350)	—
Income (loss) before income taxes	6,563	(5,720)	23,704	(15,158)
Income tax (expense) benefit	(4,796)	470	(8,773)	7,937
Net income (loss)	$1,767	$(5,250)	$14,931	$(7,221)

Net income (loss) attributable to common stockholders
Basic	$1,734	$(5,224)	$14,637	$(7,187)
Diluted	$1,733	$(5,224)	$14,638	$(7,189)
Net income (loss) per share attributable to common stockholders
Basic	$0.04	$(0.12)	$0.33	$(0.16)
Diluted	$0.04	$(0.12)	$0.32	$(0.16)
Weighted-average shares used in computing net income (loss) per share
Basic	45,459	44,216	44,920	44,109
Diluted	46,343	44,216	45,777	44,109

Dividends declared per share	$0.09	$0.09	$0.27	$0.21

Other comprehensive income (loss):
Foreign currency translation adjustments	526	(454)	543	(496)
Other comprehensive income (loss)	526	(454)	543	(496)
Comprehensive income (loss)	$2,293	$(5,704)	$15,474	$(7,717)

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,767	$(5,250)	$14,931	$(7,221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,690	7,177	22,771	21,170
Amortization of debt issuance costs	2,565	—	3,910	—
Stock-based compensation	4,072	3,565	10,781	9,644
Deferred income tax (benefit) expense	2,310	(2,316)	4,635	(10,970)
(Gain) loss on sale or disposal of assets	(40)	59	346	231
Loss on equity method investment	457	—	1,350	—
Other	833	(510)	836	(532)
Changes in operating assets and liabilities:
Accounts receivable, net	228	13,459	(4,636)	7,563
Inventories, net	(17,366)	(6,617)	(32,660)	(12,602)
Other assets	(1,530)	567	(339)	3,971
Accounts payable	1,170	372	(322)	4,540
Accrued liabilities	13,223	600	15,500	(6,956)
Deferred revenue	(435)	(1,661)	1,901	(610)
Net cash provided by operating activities	14,944	9,445	39,004	8,228
Cash flows from investing activities:
Purchase of property and equipment	(3,515)	(4,993)	(11,614)	(13,115)
Proceeds from business acquisition consideration, net of cash acquired	—	—	—	1,915
Acquired technology rights	—	—	22	—
Net cash used in investing activities	(3,515)	(4,993)	(11,592)	(11,200)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	—	252,247	—
Purchase of convertible notes bond hedge	—	—	(54,626)	—
Proceeds from issuance of warrants	—	—	19,968	—
Proceeds from issuance of common stock	9,924	695	19,366	2,481
Shares surrendered for tax withholding	(32)	(4)	(2,365)	(2,089)
Dividends paid	(4,137)	(2,703)	(12,297)	(8,098)
Net cash provided by (used in) financing activities	5,755	(2,012)	222,293	(7,706)
Effect of foreign currency exchange rate on cash	(395)	286	(424)	288
Change in cash and cash equivalents	16,789	2,726	249,281	(10,390)
Cash and cash equivalents, beginning of period	291,665	63,325	59,173	76,441
Cash and cash equivalents, end of period	$308,454	$66,051	$308,454	$66,051

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2019	44,325,369	$44	$380,304	$(1,380)	$85,892	$464,860
Exercise of options, net of shares withheld	52,604	—	782	—	—	782
Issuances of restricted stock, net of shares withheld for taxes	224,435	1	(2,310)	—	—	(2,309)
Stock compensation	—	—	2,683	—	—	2,683
Net income	—	—	—	—	654	654
Foreign currency translation adjustments	—	—	—	(63)	—	(63)
Dividends	—	—	42	—	(4,143)	(4,101)
Balance at March 31, 2020	44,602,408	$45	$381,501	$(1,443)	$82,403	$462,506
Exercise of stock options, net of shares withheld	363,878	—	7,507	—	—	7,507
Issuances of restricted stock, net of shares withheld for taxes	11,665	—	(22)	—	—	(22)
Stock compensation	—	—	4,026	—	—	4,026
Issuance of common shares under ESPP	64,100	—	1,119	—	—	1,119
Net income	—	—	—	—	12,510	12,510
Foreign currency translation adjustments	—	—	—	80	—	80
Dividends	—	—	45	—	(4,185)	(4,140)
Equity component of convertible notes, net of issuance costs	—	—	41,950	—	—	41,950
Purchases of convertible note hedge	—	—	(41,243)	—	—	(41,243)
Issuance of warrants	—	—	19,968	—	—	19,968
Balance at June 30, 2020	45,042,051	$45	$414,851	$(1,363)	$90,728	$504,261
Exercise of stock options, net of shares withheld	572,919	$1	$9,688	$—	$—	$9,689
Issuances of restricted stock, net of shares withheld for taxes	2,837	$—	$(32)	$—	$—	$(32)
Stock compensation	—	$—	$4,073	$—	$—	$4,073
Net income	—	$—	$—	$—	$1,767	$1,767
Foreign currency translation adjustments	—	$—	$—	$526	$—	$526
Dividends	—	$—	$48	$—	$(4,235)	$(4,187)
Balance at September 30, 2020	45,617,807	$46	$428,628	$(837)	$88,260	$516,097

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (cont.)
(in thousands, except share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2018	43,899,210	$44	$365,349	$(1,127)	$103,390	$467,656
Exercise of options, net of shares withheld	16,707	—	298	—	—	298
Issuances of restricted stock, net of shares withheld for taxes	204,216	—	(2,072)	—	—	(2,072)
Stock compensation	—	—	2,449	—	—	2,449
Net income	—	—	—	—	2,960	2,960
Foreign currency translation adjustments	—	—	—	(133)	—	(133)
Dividends	—	—	25	—	(2,726)	(2,701)
Balance at March 31, 2019	44,120,133	$44	$366,049	$(1,260)	$103,624	$468,457
Exercise of stock options, net of shares withheld	28,327	—	499	—	—	499
Issuances of restricted stock, net of shares withheld for taxes	11,033	—	(13)	—	—	(13)
Stock compensation	—	—	3,630	—	—	3,630
Issuance of common shares under ESPP	53,865	—	966	—	—	966
Net income	—	—	—	—	(4,931)	(4,931)
Foreign currency translation adjustments	—	—	—	91	—	91
Dividends	—	—	27	—	(2,732)	(2,705)
Balance at June 30, 2019	44,213,358	$44	$371,158	$(1,169)	$95,961	$465,994
Exercise of options, net of shares withheld	7,283	—	124	—	—	124
Issuances of restricted stock, net of shares withheld for taxes	1,507	—	(4)	—	—	(4)
Stock compensation	—	—	3,565	—	—	3,565
Net income	—	—	—	—	(5,250)	(5,250)
Foreign currency translation adjustments	—	—	—	(454)	—	(454)
Dividends	—	—	29	—	(4,097)	(4,068)
Other	—	—	—	—	—	—
Balance at September 30, 2019	44,222,148	44	374,872	(1,623)	86,614	459,907

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Luminex Corporation (the Company or Luminex) in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 10-K).

NOTE 2 — INVESTMENTS AND OTHER ASSETS

Marketable Securities

The Company determines the appropriate classification of any investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. As of September 30, 2020, the Company had no short or long-term investments.

Available-for-sale securities consisted of the following as of September 30, 2020 (in thousands):

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

There were no proceeds from the sales of available-for-sale securities for the three and nine months ended September 30, 2020 or the year ended December 31, 2019. Realized gains and losses on sales of investments are determined using the specific identification method and are included in Other income, net in the Condensed Consolidated Statements of Comprehensive Income. There were no available-for-sale debt securities as of September 30, 2020 or December 31, 2019. All of the Company’s available-for-sale securities with gross unrealized losses as of September 30, 2020 had been in a loss position for less than 12 months.

Non-Marketable Securities and Other-Than-Temporary Impairment

During the year ended December 31, 2018, the Company made a $1.8 million investment in Combinati, a private company. On October 1, 2019 the Company made an additional $7.0 million investment in Combinati, bringing the Company's ownership to approximately 28.4% of the voting interest of Combinati. Effective October 1, 2019, the Company accounted for its investment in Combinati under the equity method, given the Company's significant influence over the investee due to its larger ownership percentage and its participation on Combinati’s board of directors. The Company does not have unilateral decision-making power, and therefore does not consolidate the investee. In the fourth quarter of 2019, the Company remeasured the existing, minority interest investment based on the fair value prior to the additional investment and recorded a gain of approximately $3.2 million in Other income, net in the Consolidated Statements of Comprehensive Income. The minority interest investment in Combinati was reclassified to equity method investments to distinguish it from other minority interest investments that take the fair value alternative.

As of September 30, 2020, the carrying value of the Company’s total investment in Combinati was $10.2 million, which exceeded the Company’s share of Combinati’s net assets by approximately $8.0 million. For the quarter ended September 30, 2020, the Company recorded $0.5 million for its allocable share of Combinati’s net loss in its Consolidated Statement of Comprehensive Income and as an adjustment to the invested balance.

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

These investments do not have readily determinable fair values. Therefore, the Company has elected the measurement alternative for its minority interests and the investments are recorded at cost, less any impairment, including changes resulting from observable price changes. The Company regularly evaluates the carrying value of its investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of these investments. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is less than the investment’s carrying value, the Company will record an impairment charge in Other income, net in the Consolidated Statements of Comprehensive Income. Other than the aggregate $205,000 impairment in 2019 discussed above, the Company has not recorded any impairment charges related to these non-marketable investments.

As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, the determination of fair value of these investments is classified within Level 3 of the fair value hierarchy. See Note 5 - Fair Value Measurement to our Condensed Consolidated Financial Statements for further information on the fair value hierarchy and the three classification levels. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, an investment’s fair value is not estimated as there are no identified events or changes in the circumstances. There have been no unrealized gains or losses related to these Level 3 minority interest investments.

Other long-term assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Purchased technology rights (net of accumulated amortization of $8,736 and $8,300 on September 30, 2020 and December 31, 2019, respectively)	$5,590	$6,027
Minority interest investments	10,151	11,501
Other	1,258	1,594
	$16,999	$19,122

For the nine months ended September 30, 2020 and 2019, the Company recognized amortization expenses related to the amortization of purchased technology rights of approximately $437,000 and $500,000, respectively. Future amortization expenses are estimated to be $135,000 in the remaining three months of 2020, $540,000 in 2021, $522,000 in 2022, $505,000 in 2023, $501,000 in 2024 and $3,387,000 thereafter.

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

	September 30, 2020	December 31, 2019
Parts and supplies	$68,550	$45,459
Work-in-progress	20,416	15,532
Finished goods	20,829	16,093
	$109,795	$77,084

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

	September 30, 2020	December 31, 2019
Accounts receivable	61,808	56,956
Less: Allowance for doubtful accounts	(1,354)	(1,141)
	60,454	55,815

Balance as of December 31, 2019	$1,141
Net increases charged to costs and expenses	494
Write-offs of uncollectible accounts	(281)
Balance as of September 30, 2020	$1,354

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

The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. There were no transfers between Level 1, Level 2 or Level 3 measurements for the nine-month period ended September 30, 2020.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of September 30, 2020 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$707	$—	$—	$707
Equity investment	$—	$—	$10,151	$10,151

	Fair Value Measurements as of December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$707	$—	$—	$707
Minority interest investments - short-term	$—	$—	$22	$22
Equity investment	$—	$—	$11,501	$11,501

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise. A portion of the Company’s goodwill is not expected to be deductible for tax purposes. The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	September 30, 2020	December 31, 2019
Balance at beginning of period	$118,145	$118,127
Flow cytometry acquisition	$—	$18
Balance at end of period	$118,145	$118,145

The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2019
Balance as of December 31, 2018	$98,469	$23,819	$10,655	$24,013	$156,956
Flow cytometry acquisition	(116)	(428)	1,154	(4,016)	(3,406)
Balance as of December 31, 2019	98,353	23,391	11,809	19,997	153,550
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2018	(40,501)	(9,036)	(2,271)	—	(51,808)
Amortization expense	(7,784)	(2,428)	(1,194)	—	(11,406)
Accumulated amortization balance as of December 31, 2019	(48,285)	(11,464)	(3,465)	—	(63,214)
Net balance as of December 31, 2019	$50,068	$11,927	$8,344	$19,997	$90,336
Weighted average life (in years)	11	10	10

2020
Balance as of December 31, 2019	98,353	23,391	11,809	19,997	$153,550
Completion of IP R&D projects	2,687	—	—	(2,687)	$—
Balance as of June 30, 2020	101,040	23,391	11,809	17,310	$153,550
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2019	(48,285)	(11,464)	(3,465)	—	(63,214)
Amortization expense	(5,905)	(1,821)	(896)	—	(8,622)
Accumulated amortization balance as of September 30, 2020	(54,190)	(13,285)	(4,361)	—	(71,836)
Net balance as of September 30, 2020	$46,850	$10,106	$7,448	$17,310	$81,714
Weighted average life (in years)	11	10	10

The Company currently has two in-process research and development (IP R&D) projects. The first relates to the development of the next generation VERIGENE® System, VERIGENE II. The Company is targeting the commercial launch of the VERIGENE II System in 2020. The second is a defensive IP R&D project related to the Company’s next generation xMAP® System, xMAP INTELLIFLEX, which the Company currently believes will launch commercially in the first quarter of 2021. The next generation Guava System (Guava Next Gen System), acquired as part of the Company’s acquisition of EMD Millipore Corporation’s flow cytometry portfolio, was launched commercially in the second quarter of 2020 and transferred from IP R&D to finite-lived technology, trade secrets and know-how and is being amortized.

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2020 (three months)	$2,919
2021	11,316
2022	10,070
2023	9,721
2024	9,721
Thereafter	20,657
$64,404

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

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax (in thousands):

Accumulated Other Comprehensive (Loss) Income Items - Foreign Currency
Balance as of December 31, 2019	$(1,380)
Other comprehensive income	543
Net current-period other comprehensive income	543
Balance as of September 30, 2020	$(837)

There are no material tax benefits or expenses related to the other comprehensive income for the three and nine months ended September 30, 2020.

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the denominators used in computing per share net income (EPS) is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic:
Net income (loss)	$1,767	$(5,250)	$14,931	$(7,221)
Less: allocation to participating securities	(33)	26	(294)	34
Net income (loss) attributable to common stockholders	$1,734	$(5,224)	$14,637	$(7,187)
Weighted average common stock outstanding	45,459	44,216	44,920	44,109
Net income (loss) per share attributable to common stockholders	$0.04	$(0.12)	$0.33	$(0.16)

Diluted:
Net income (loss)	$1,767	$(5,250)	$14,931	$(7,221)
Less: allocation to participating securities	(34)	26	(293)	32
Net income (loss) attributable to common stockholders	$1,733	$(5,224)	$14,638	$(7,189)
Weighted average common stock outstanding	45,459	44,216	44,920	44,109
Effect of dilutive securities: stock options and awards	884	—	857	—
Weighted-average shares used in computing net income (loss) per share	46,343	44,216	45,777	44,109
Net income (loss) per share attributable to common stockholders	$0.04	$(0.12)	$0.32	$(0.16)

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards (RSAs) and stock options to acquire 38,028 and 2,123,497 shares for the three months ended September 30, 2020 and 2019, and 405,928 and 1,502,841 shares for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

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

NOTE 9 — STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Dividends

On September 10, 2020, the Company’s Board of Directors declared a cash dividend on the Company’s common stock of $0.09 per share. The dividend was payable to stockholders of record as of September 24, 2020 and was paid on October 15, 2020. The Company’s current intention is to pay a continuing dividend on a quarterly basis. However, future declarations of dividends are subject to the final determination of the Company’s Board of Directors.

Stock-Based Compensation

The Company’s stock option activity for the nine months ended September 30, 2020 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2019	3,793	$20.17
Granted	1,507	23.09
Exercised	(997)	18.18
Canceled or expired	(550)	24.43
Outstanding at September 30, 2020	3,753	$21.25

The Company had $12.0 million of total unrecognized compensation costs related to stock options at September 30, 2020 that are expected to be recognized over a weighted-average period of 2.83 years.

The Company’s restricted share activity for the nine months ended September 30, 2020 is as follows:

Restricted Stock Awards (RSAs)	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2019	810	$22.28
Granted	414	23.25
Vested	(293)	21.49
Cancelled or expired	(23)	22.44
Non-vested at September 30, 2020	908	$22.97

Restricted Stock Units (RSUs)	Shares (in thousands)
Non-vested at December 31, 2019	522
Granted	97
Vested	(45)
Cancelled or expired	(6)
Non-vested at September 30, 2020	568

As of September 30, 2020, there were $17.9 million and $3.4 million of unrecognized compensation costs related to RSAs and RSUs, respectively. These costs are expected to be recognized over a weighted average-period of 2.56 years for the RSAs and 2.23 years for the RSUs. The Company issues a small number of cash-settled RSUs pursuant to the Company’s equity incentive plan in certain foreign countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$599	$528	$1,719	$1,489
Research and development	642	549	1,387	1,055
Selling, general and administrative	2,854	2,509	7,777	7,172
Stock-based compensation costs reflected in net income	$4,095	$3,586	$10,883	$9,716

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Compensation and employee benefits	$27,871	$17,011
Dividends payable	4,235	4,104
Income and other taxes	4,085	1,538
Warranty costs	1,696	1,641
Royalties payable	777	1,335
Current operating lease liabilities	5,915	5,053
Convertible notes interest payable	2,990	—
Other	1,280	1,190
	$48,849	$31,872

The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs as of December 31, 2019	$1,641
Warranty adjustments/settlements	(1,791)
Accrual for warranty costs	1,846
Accrued warranty costs as of June 30, 2020	$1,696

NOTE 11 — CONVERTIBLE SENIOR NOTES

In May 2020, the Company issued $260.0 million principal amount of Convertible Senior Notes due in May 2025 (Notes). The interest rates for the Notes is fixed at 3.00% per annum with interest payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2020. The Notes mature on May 15, 2025, unless earlier redeemed, converted or repurchased in accordance with their terms prior to such date. Each $1,000 of principal amount of the Notes will initially be convertible into 22.8918 shares of the Company's common stock, which is equivalent to an initial conversion price of approximately $43.68 per share. The initial conversion price for each of the Notes is subject to adjustment upon the occurrence of certain specified events.

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

If a fundamental change (as defined in the relevant indenture governing the Notes) occurs prior to the maturity date, holders of each of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. As of September 30, 2020, the Notes were not yet convertible.

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

Issuance costs attributable to the liability component, totaling $6.0 million, are being amortized to expense over the expected life of the Notes using the effective interest method. Issuance costs attributable to the equity component related to the conversion feature, totaling $1.7 million, were netted with the equity component.

The Notes consist of the following:

As of September 30, 2020
Liability component:
Principal	$260,000
Unamortized debt discount	(53,760)
Unamortized debt issuance costs	(5,728)
Net carrying amount	$200,512

Equity component:
Net carrying amount	$41,950

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$1,950	$—	$2,990	$—
Amortization of debt issuance costs	208	—	315	—
Amortization of debt discount	2,358	—	3,596	—
Total	$4,516	$—	$6,901	$—

As of September 30, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.6 years.

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

In September 2020, BARDA awarded the Company two additional milestone-based contracts valued at $5,389,813 and $683,500, respectively, related to completing a 510(k) filing for Luminex’s expanded NxTAG® Respiratory Pathogen Panel (RPP), which will include the SARS-CoV-2 virus for COVID-19 testing and to support the enhancement of the Company’s xMAP® SARS-CoV-2 Multi-Antigen IgG Assay. The Company intends to submit this enhanced serology assay for an Emergency Use Authorization (EUA) when this project is completed. No government contract revenue has been recorded to date for either of these two BARDA contracts.
Contract assets are included within accounts receivables, net and contract liabilities are included in deferred revenue on the Company’s Condensed Consolidated Balance Sheets. The following table presents the opening and closing balances of the Company’s contract assets and liabilities as of September 30, 2020 (in thousands):

	Balance as of September 30, 2020	Balance as of December 31, 2019
Contract assets:
Unbilled receivables - Royalties	$11,747	$12,257
Total contract assets	$11,747	$12,257
Contract liabilities - Short-term:
Deferred revenue - Service	$9,564	$7,771
Deferred revenue - Licenses	197	207
Deferred revenue - Instruments	—	2
Deferred revenue - Other	431	234
Total contract liabilities - Short-term	$10,192	$8,214
Contract liabilities - Long-term:
Deferred revenue - Service	$998	$968
Deferred revenue - Licenses	517	665
Total contract liabilities - Long-term	$1,515	$1,633

During the nine months ended September 30, 2020, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the period (in thousands):

Nine Months Ended September 30, 2020
Revenue recognized in the period:
Amounts included as contract liabilities at the beginning of the period	$4,961
Performance obligations satisfied in previous periods	-

NOTE 13 — INCOME TAXES

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. Tax effects of enacted legislation, including changes in the value of deferred tax assets and liabilities, is recognized in the period of the enactment date. The effective tax rate for the nine months ended September 30, 2020 was 37%, including amounts recorded for discrete events. This differs from the statutory rate of 21% primarily from the effect of foreign operations. The Company’s tax expense reflects the full federal, various state, and foreign blended statutory rates. The Company currently expects a 2020 full-year effective tax rate of 35% to 45%, excluding amounts recorded for discrete events, which is increased compared to our estimate of the full-year effective tax rate in the second quarter of 20% to 30%. This increase is a result of a change in the forecast mix of earnings in the Company’s U.S. and foreign jurisdictions and related tax effects pursuant to the provisions of the 2017 Tax Cuts and Jobs Act. The Company will be subject to provisions regarding U.S. federal taxation of foreign intangible income and has included in its estimate of income tax the effects of this tax. The Company is utilizing its net operating losses (NOLs) and tax credits in the U.S., Canada and the Netherlands.

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

Leases

We have leased all of our research, manufacturing and office space and have entered into various other agreements in conducting our business. Our leases have remaining lease terms of 1 year to 6 years, and some of our leases include options to extend the leases for up to 10 years, tenant improvement allowances, rent holidays and rent escalation clauses. At inception, we determine whether an agreement represents a lease, and at commencement, we evaluate each lease agreement to determine whether the lease is an operating or financing lease.

Pursuant to the lease guidance issued by the Financial Accounting Standards Board (FASB), all of the Company’s leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of the new lease guidance, the Company recorded an operating lease right-of-use asset and an operating lease liability on its balance sheet. Right-of-use lease assets represent the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, we have used an estimated incremental borrowing rate of 5.75%, based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all lease agreements, we combine lease and non-lease components. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The components of the lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost(a)	$2,429	$2,419	$7,251	$7,010
(a) Includes short-term lease expense costs, which were immaterial in the three and nine months ended September 30, 2020 and 2019.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$1,778	$1,682	$5,208	$4,856

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$18,799	$20,439
Operating lease liabilities	$20,400	$22,235
Weighted Average Remaining Lease Term	3.71 years	4.36 years
Weighted Average Discount Rate	5.75%	5.75%

Maturities of lease liabilities for the next five fiscal years and thereafter are as follows (in thousands):

Operating Leases
2020 (three months)	$1,807
2021	7,076
2022	5,407
2023	4,377
2024	3,102
Thereafter	934
Total lease payments	22,703
Less: imputed interest	(2,303)
Lease liabilities at September 30, 2020	$20,400

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under U.S. GAAP. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments and how the instruments have been reported in the entity’s financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted, but no earlier than January 1, 2021. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the “Risk Factors” included in Part I, Item 1A of our 2019 10-K, as updated by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020, the quarter ended June 30, 2020, and this Quarterly Report on Form 10-Q.

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

•our ability to scale manufacturing operations (particularly with respect to our products that recently received U.S. Food and Drug Administration (FDA) EUA clearance) and manage operating expenses, gross margins and inventory levels;

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

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined above and described in the 2019 10-K (as updated by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020, the quarter ended June 30, 2020, and this Quarterly Report on Form 10-Q). In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this Quarterly Report on Form 10-Q including in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other annual and periodic reports.

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

•Cost-effective

By performing multiple assays at one time, xMAP technology is designed to be cost-effective for customers, compared to competitive techniques such as enzyme-linked immuno-sorbent assay and real-time polymerase chain reaction (PCR). By analyzing only those assays in which a customer is interested, xMAP is also more cost-effective than most competing microarray technologies. In addition, microsphere-based assays are inexpensive compared to other technologies, such as chip-based microarrays.

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

Our xMAP technology is currently being used within various segments of the life sciences industries, including the fields of drug discovery and development, and for clinical diagnostics, COVID-19, bio-defense, food safety and biomedical research.

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

The Acquisition expanded Luminex’s existing offering of flow-based detection systems, which is centered around our innovative xMAP® multiplexing technology, with approximately 17,700 xMAP Systems sold worldwide (some of which may be retired or otherwise not in use). The results of operations for the Acquisition have been included in Luminex’s consolidated financial statements beginning January 1, 2019.

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

We have multiple assay development activities ongoing and these activities are focused in the areas of infectious diseases, human genetics and pharmacogenomics.

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

As of September 30, 2020, Luminex had 84 strategic partners, of which 56 have released commercialized reagent-based products utilizing our technology. Our remaining partners are in various stages of development and commercialization of products that incorporate our technology. Luminex and these partners have sold approximately 17,700 xMAP-based instruments in laboratories worldwide as of September 30, 2020 (some of which may be retired or otherwise not in use). Our remaining LTG customers are in various stages of development and commercialization of products incorporating our technology.

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

The following systems and assays are available on the market as of September 30, 2020:

	FDA		CE-IVD MARK
	Clearance	Commercial Launch	Declaration	Commercial Launch
ARIES® HSV 1&2 Assay	☑	2015 - Q4	☑	2016 - Q1
ARIES® Flu A/B & RSV Assay	☑	2016 - Q2	☑	2016 - Q2
ARIES® Group B Streptococcus (GBS) Assay	☑	2017 - Q1	☑	2016 - Q4
ARIES® Bordetella Assay	☑	2017 - Q2	☑	2017 - Q3
ARIES® Norovirus Assay			☑	2017 - Q2
ARIES® C. Difficile Assay	☑	2017 - Q3	☑	2017 - Q3
ARIES® Group A Strep Assay	☑	2017 - Q4	☑	2017 - Q4
ARIES® MRSA Assay	☑	2019 - Q3
ARIES® SARS-CoV-2 Assay	☑	2020 - Q2
Muse® Auto CD4/CD4% Reagent Kit			☑	2018 - Q4
NxTAG® CoV Extended Panel	☑	2020 - Q1
NxTAG® Respiratory Pathogen Panel (RPP)	☑	2016 - Q1	☑	2015 - Q4
VERIGENE® Clostridium Difficile Test (CDF)	☑	2012 - Q4	☑	2013 - Q2
VERIGENE® Enteric Pathogens Test (EP)	☑	2014 - Q4	☑	2015 - Q4
VERIGENE® Gram-Negative Blood Culture Test (BC-GN)	☑	2014 - Q2	☑	2013 - Q1
VERIGENE® Gram-Positive Blood Culture Test (BC-GP)	☑	2012 - Q4	☑	2012 - Q1
VERIGENE® Respiratory Pathogens Flex Test (RP Flex)	☑	2015 - Q4	☑	2015 - Q2
xMAP® SARS-CoV-2 Multi-Antigen IgG Assay	☑	2020 - Q3
xTAG® CYP2C19 Kit v3	☑	2013 - Q4	☑	2013 - Q4
xTAG® CYP2D6 Kit v3	☑	2011 - Q2	☑	2013 - Q2
xTAG® Cystic Fibrosis (CFTR) 39 Kit v2	☑	2009 - Q4	☑	2012 - Q1
xTAG® Cystic Fibrosis (CFTR) 60 Kit v2	☑	2010 - Q1
xTAG® Cystic Fibrosis (CFTR) 71 Kit v2			☑	2009 - Q3
xTAG® Gastrointestinal Pathogen Panel (GPP)	☑	2013 - Q1	☑	2011 - Q2
xTAG® Respiratory Viral Panel (RVP)	☑	2008 - Q1	☑	2007 - Q4
xTAG® Respiratory Viral Panel (RVP) FAST v2			☑	2011 - Q4

We plan to submit additional assays to regulatory authorities in 2020, including the FDA and foreign equivalents, for market authorization in order to comply with established guidelines across the jurisdictions in which we participate.

    Third Quarter 2020 Highlights

•Consolidated revenue was $106.1 million for the quarter ended September 30, 2020, a 35% increase over the prior year period.

•Total assay revenue increased to $55.6 million for the quarter ended September 30, 2020, an 89% increase over the prior year period.

•Sample-to-answer assay revenue increased to $26.0 million for the quarter ended September 30, 2020, a 68% increase over the prior year period.

•Received two BARDA awards related to completing a 510(k) filing for Luminex’s expanded NxTAG® Respiratory Pathogen Panel (RPP), which will include the SARS-CoV-2 virus for COVID-19 testing, and to support the enhancement of the Company’s xMAP® SARS-CoV-2 Multi-Antigen IgG Assay.

•Given the increased demand resulting from COVID-19, the Company ended the third quarter with booked orders of over $36 million, consisting of orders placed for future delivery and orders we were unable to provide by the end of the quarter, which will be filled in the fourth quarter. The Company believes that orders it was unable to ship in the third quarter as a result of capacity constraints will be fulfilled in the fourth quarter.

•Cash generation of approximately $16.8 million for the quarter ended September 30, 2020.

•Received FDA EUA for the xMAP® SARS-CoV-2 Multi-Antigen IgG Assay on July 16, 2020.

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

Our priorities during the COVID-19 pandemic have been, among others, protecting the health and safety of our employees; providing multiple solutions to the marketplace, including our EUA SARS-CoV-2 tests; and ramping up manufacturing to help our customers meet and overcome their current challenges.

Our overall revenues were materially enhanced by COVID-19-related product sales. For the quarter ended September 30, 2020, the COVID-19 pandemic was the primary driver behind our 35% increase in revenue over the third quarter of 2019. We experienced an overall 89% increase in assay revenue, with our combined respiratory-related products up more than 100% as a result of the use of our products related to the pandemic. At the beginning of the pandemic, our customers initially used our products to rule out other respiratory illnesses. However, once we received EUAs for our COVID-19 molecular diagnostic tests, our volume shifted towards our COVID-19 specific products.

The increases in assay sales revenue and system sales were partially offset by a decrease in revenue from consumable sales and royalty revenue as a result of pressures faced by some of our partners. System sales increased in the current quarter, primarily driven by higher system placements of sample-to-answer, flow cytometry, and multiplexing systems in the current quarter as compared to the prior year quarter. Sample-to-answer sales continued to benefit in part from the COVID-19 pandemic and flow cytometry instrument sales showed improvement in the current quarter, with increases of more than 40% as compared to the second quarter of 2020. However, we expect that full year 2020 flow cytometry revenue will be down compared to 2019. We sold 288 multiplexing analyzers in the three months ended September 30, 2020, as compared to 255 multiplexing analyzers sold in the comparable period in 2019. In addition, consumable and royalty revenue from our partners declined in the current quarter, primarily driven by a reduction in bulk purchases from certain large partners and the pressures faced by academic research and diagnostic institutions as a result of the pandemic in the U.S.

Given the increased demand for certain of our assay products in the third quarter of 2020, the pandemic has not negatively impacted the Company’s liquidity position to date. As of September 30, 2020, we believe that we have the cash necessary to meet our short-term liquidity needs. We also have not observed any material impairments of our assets or a significant change in the fair market value of our assets due to the COVID-19 pandemic.

Our additional research and development efforts related to our recent EUA SARS-CoV-2 tests were partially funded by two BARDA contracts awarded to the Company for the development, testing and submission of these tests. In September, 2020, we were awarded two additional BARDA contracts related to completing a 510(k) filing for Luminex’s expanded NxTAG® Respiratory Pathogen Panel (RPP), which includes the SARS-CoV-2 virus for COVID-19 testing and to support the enhancement of the company’s xMAP® SARS-CoV-2 Multi-Antigen IgG Assay. Please refer to “BARDA Contracts” below for further discussion.

During the quarter ended September 30, 2020, we focused our energies on increasing our manufacturing capacity (nearly doubling prior capability since the beginning of the year), while portions of our workforce worked remotely as their positions allowed. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will, in part, depend on our ability to protect our employees and maintain our supply chain. Continued rapid expansion of capacity may be constrained by long lead-time purchased items and capital equipment needs. The Company continues to endeavor to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for employees who manufacture our products. For the three months ended September 30, 2020, we maintained the consistency of our operations during the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures to ensure that any disruptions to our operations remain minimal during the pandemic. However, the complications resulting from the pandemic could result in unforeseen disruptions to our workforce and supply chain (e.g., the inability of a key supplier or transportation supplier to source, transport and supply materials to the Company that are necessary for continued operations) that could negatively impact our operations.

We believe the extent of the COVID-19 pandemic’s impact on our operating results and financial condition will be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to, the severity and duration of the pandemic, our ability to timely develop, commercialize and manufacture solutions related to the pandemic, the extent and the effectiveness of responsive actions taken by authorities of impacted countries, the impact of these and other factors on our employees, customers and suppliers, as well as any resulting impact of the economic uncertainty and volatility that could affect demand for our products. Because of these and other uncertainties, we cannot estimate the length or extent of the impact of the pandemic on our business. For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” included in Part I, Item 1A of our 2019 10-K, and as updated by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020, the quarter ended June 30, 2020, and this Quarterly Report on Form 10-Q.

BARDA Contracts

In March 2020, BARDA awarded the Company two milestone-based contracts, with a value of $642,450 each, funding approximately 36% of the overall cost of development, testing and submission for two EUAs to provide rapid answers to patients believed to have COVID-19. Luminex funded the remaining 64% of the total program costs, representing $1.1 million each. In March 2020, the Company received FDA EUA for its new NxTAG CoV Extended Panel, a high-throughput test for detecting SARS-CoV-2 that provides results for up to 96 samples in approximately four hours. The NxTAG CoV Extended Panel runs on Luminex’s easy-to-use, compact MAGPIX® System. In April 2020, the Company received FDA EUA for its new ARIES® SARS-CoV-2 Assay, which is designed to provide rapid answers to patients believed to have COVID-19, generating results in approximately two hours. The test can be run on both 6-unit and 12-unit ARIES® Systems.

In September, BARDA awarded the Company two additional milestone-based contracts valued at $5,389,813 and $683,500, respectively, related to completing a 510(k) filing for Luminex’s expanded NxTAG® RPP, which includes the SARS-CoV-2 virus for COVID-19 testing and to support the enhancement of the company’s xMAP® SARS-CoV-2 Multi-Antigen IgG Assay. The Company intends to submit this enhanced serology assay for an EUA when this project is completed. No government contract revenue has been recorded to date for either of these two new BARDA contracts.

FDA Matters

On June 26, 2020, the Company received a warning letter (Warning Letter) from the FDA relating to the operations of the Company’s Austin, Texas and Northbrook, Illinois facilities (Facilities) and the Company’s VERIGENE® Processor SP System. The Warning Letter resulted from inspections held at the Facilities from February 10, 2020 to February 14, 2020. The Warning Letter primarily relates to the Company’s VERIGENE® SP instrument and its hybridization heater in connection with FDA requirements under the Quality System Regulation (21 C.F.R. Part 820) and the regulation of Medical Device Corrections and Removals (21 C.F.R. Part 806).

The Company took the matters identified in the Warning Letter very seriously and timely submitted a response to the FDA regarding the issues raised in the Warning Letter, as requested by the FDA, and continues working diligently and expeditiously to resolve the issues raised by the FDA. The Warning Letter did not restrict the manufacture, production or shipment of any of the Company’s products, nor require the withdrawal of any product from the marketplace. The Company believes it is taking appropriate measures to address the items identified by the FDA with respect to the VERIGENE SP instrument and its hybridization heater, and the Company included communication of these measures in its response to the Warning Letter. Specifically, we recalled all non-Luminex generated temperature verification fixtures from the field and replaced them with in-house built and verified fixtures by September 18, 2020. Additionally, we are executing a field action to re-calibrate all VERIGENE SP instruments deployed in the field with in-house built and verified temperature verification fixtures by March 18, 2021. In addition, the Company continues to evaluate what further corrective or preventive action may be required.

The Company has responded to the FDA’s concerns raised in the Warning Letter but cannot give assurances that the FDA will be satisfied with its response to the Warning Letter or that such response will resolve the issues identified in the Warning Letter. Failure to promptly and fully address the issues raised in the Warning Letter to the FDA’s satisfaction or to comply with U.S. medical device regulatory requirements in general could result in further regulatory and enforcement actions being initiated by the FDA. These actions could result in, among other things, product recalls, product seizures, injunctions, civil monetary penalties, further delays in obtaining marketing authorization for products, an impact on federal contracts, limitations on our ability to export products, and criminal enforcement action. Any such actions could disrupt our ongoing business and operations and potentially have a material adverse effect on our business, financial condition and results of operations.

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

Growth in Inventory

Our inventory has increased from $76.1 million as of September 30, 2019 to $109.8 million as of September 30, 2020, primarily as a result of increases in COVID-19 assay finished goods and instrument inventory to support significant increases in demand. We anticipate inventory levels will further increase in the last quarter of 2020, primarily as a result of stocking COVID-19-related products to further support current and anticipated demand and new product launches.

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

•completing development and commercialization of the next generation sample-to-answer system, VERIGENE II, our next generation xMAP System and xMAP INTELLIFLEX;

•accelerating development and commercialization of the assays on our sample-to-answer diagnostic systems;

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

Selected consolidated financial data for the three months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,
	2020	2019	Variance	Variance (%)
	(dollars in thousands)
Revenue	$106,060	$78,673	$27,387	35%
Gross profit	$63,381	$41,840	$21,541	51%
Gross margin percentage	60%	53%	7%	N/A
Operating expenses	$51,855	$47,562	$4,293	9%
Income (loss) from operations	$11,526	$(5,722)	$17,248	301%
Net income (loss)	$1,767	$(5,250)	$7,017	134%

Total revenue increased by 35% to $106.1 million for the three months ended September 30, 2020 from $78.7 million for the comparable period in 2019. The Company experienced increases primarily in assay and system sales, partially offset by decreases in royalty and consumables revenue compared to the prior year period. Total assay revenue increased 89% as compared to the same period in 2019 and such increase was mainly attributable to increased demand for respiratory and related products stemming from the COVID-19 pandemic, with increases in both our non-automated and automated assay revenue. Non-automated assay revenue grew 117% to $29.2 million for the three months ended September 30, 2020 from $13.4 million for the comparable period in 2019 and comprised 52% of total assay revenue for the three months ended September 30, 2020 compared to 46% of total assay revenue for the comparable period in 2019. Automated assay revenue, which consists of VERIGENE and ARIES® assays, grew 68% to $26.0 million for the three months ended September 30, 2020 from $15.5 million in the comparable period in 2019.

The following table presents our revenues disaggregated by revenue source for the three months ended September 30, 2020 and 2019 as follows:

	Three Months Ended September 30,
	2020	2019	Variance	Variance (%)
	(dollars in thousands)
System sales	$19,482	$15,239	$4,243	28%
Consumable sales	11,812	13,359	(1,547)	(12)%
Royalty revenue	9,627	12,993	(3,366)	(26)%
Assay revenue	55,647	29,468	26,179	89%
Service revenue	5,951	5,349	602	11%
Other revenue	3,541	2,265	1,276	56%
	$106,060	$78,673	$27,387	35%

We continue to have revenue concentration in a limited number of customers. Five customers accounted for 23% of total revenue in the third quarter of 2020, down from 32% in the third quarter of 2019. In particular, our two largest customers by revenue accounted for 14% of revenue in the third quarter of 2020 (9% and 5%, respectively), a decrease from 20% of revenue from the third quarter of 2019 (13% and 7%, respectively). No other customer accounted for more than 5% and 6% of third quarter total revenue in 2020 or 2019, respectively.

Revenue from the sale of systems and peripheral components increased 28% to $19.5 million for the three months ended September 30, 2020, from $15.2 million for the three months ended September 30, 2019. This increase primarily resulted from higher system placements of sample-to-answer, flow cytometry and multiplexing systems in the current quarter as compared to the prior year quarter. Sample-to-answer sales continued to benefit in part from the increased demand resulting from the COVID-19 pandemic and flow cytometry instrument sales showed improvement in the current quarter, with increases of 13% compared to the third quarter 2020. However, we expect that full year flow cytometry revenue will be down compared to 2019. We sold 288 multiplexing analyzers in the three months ended September 30, 2020, as compared to 255 multiplexing analyzers sold in the comparable period in 2019, primarily as a result of increased demand from the COVID-19 pandemic. For the three months ended September 30, 2020, our five highest selling partners accounted for 229 systems, or 80%, of total multiplexing analyzers sold, whereas, our five highest selling partners in the comparable period in 2019 accounted for 222, or 87%, of total multiplexing analyzers sold.

Consumable sales, comprised of microspheres and sheath fluid, decreased 12% to $11.8 million in the three months ended September 30, 2020 from $13.4 million in the comparable period in 2019. During the third quarter of 2020, we had 18 bulk purchases of consumables totaling $8.4 million (71% of total consumable revenue), ranging from $0.1 million to $3.0 million, as compared with 19 bulk purchases totaling approximately $10.2 million (76% of total consumable revenue) in the comparable period in 2019. The decrease in revenue from bulk purchases in the third quarter of 2020 was the primary driver of the decrease in consumable revenue from the prior year quarter. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty-bearing sales accounted for $7.5 million, or 64%, of consumable sales for the three months ended September 30, 2020 compared to $7.8 million, or 58%, of the total consumable sales for the three months ended September 30, 2019.

Royalty revenue, which results from our partners selling products or testing services that incorporate our technology, decreased 26% to $9.6 million for the three months ended September 30, 2020, from $13.0 million for the three months ended September 30, 2019, primarily attributable to an expectation of lower aggregate royalties to be reported by our partners. Some of our partners’ reports on end user sales have already indicated declines which were primarily the result of COVID-19. Additionally, we expect modest fluctuations in the royalties submitted quarter to quarter, absent COVID-19 related effects, based upon the varying contractual terms, differing reporting and payment requirements, the addition of new partners, and adjustments to previous accruals. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

Assay revenue increased 89% to $55.6 million for the three months ended September 30, 2020, from $29.5 million in the comparable period in 2019, predominantly driven by increased demand for respiratory and related products stemming from the COVID-19 pandemic. Our non-automated testing assays increased by 117% to $29.2 million in the three months ended September 30, 2020, from $13.4 million in the three months ended September 30, 2019. Similarly, our sample-to-answer assay revenue, which consists of VERIGENE and ARIES® assay sales, grew 68% to $26.0 million for the three months ended September 30, 2020, from $15.5 million on September 30, 2019. No customer accounted for more than 9% of total assay revenue during the three months ended September 30, 2020 and 2019.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 11% to $6.0 million during the three months ended September 30, 2020, from $5.3 million in the three months ended September 30, 2019. On September 30, 2020, we had approximately 3,500 Luminex systems covered under extended service agreements and $10.7 million in deferred revenue related to those contracts. On September 30, 2019, we had approximately 3,000 systems covered under extended service agreements and $9.0 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, software revenue, custom service agreements and revenue from agreements with U.S. government agencies, increased 56% to $3.5 million for the three months ended September 30, 2020 compared to $2.3 million for the three months ended September 30, 2019. This increase was primarily attributable to higher shipping and software revenue in the third quarter of 2020, as compared to the third quarter of 2019.

Gross Profit. Gross profit increased 51% to $63.4 million for the three months ended September 30, 2020, as compared to $41.8 million for the three months ended September 30, 2019. Gross margin (gross profit as a percentage of total revenue) was 60% for the three months ended September 30, 2020, as compared to 53% for the three months ended September 30, 2019. This increase in gross margin was primarily attributable to the economies of scale realized in manufacturing, in addition to a net favorable sales mix in the current quarter, primarily from higher sales of non-automated testing assays. We anticipate fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expenses increased to $14.1 million, or 13% of total revenue, for the three months ended September 30, 2020, from $13.3 million, or 17% of total revenue, in the comparable period in 2019. The increase in research and development expenses reflects higher outside service expenses related to COVID-19 assay development activities. Research and development expenses in the current quarter include expenses related to the development and testing of our VERIGENE SP SARS-CoV-2 and VERIGENE II RSP Flex + CoV assays. Research and development headcount as of September 30, 2020 was 217, as compared to 230 as of September 30, 2019. The focus of our research and development activities is on expanding the portfolio of COVID-19 solutions, in addition to our ongoing efforts around the development and commercialization of the VERIGENE II System, and associated assays; and the development of the xMAP INTELLIFLEX System.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $34.9 million for the three months ended September 30, 2020, from $31.4 million for the comparable period in 2019. The increase over the prior year quarter was attributable to higher sales and marketing expenses, in particular, commission and personnel-related costs in the current quarter. Selling, general and administrative headcount at September 30, 2020 was 494, as compared to 486 on September 30, 2019. As a percentage of revenue, selling, general and administrative expenses, excluding the amortization of acquired intangible assets, was 33% for the three months ended September 30, 2020 and 40% for the comparable period in 2019.

Income taxes. Our effective tax rate for the three months ended September 30, 2020 was 73%, or $4.8 million, as compared to a benefit of 8%, or $0.5 million, for the three months ended September 30, 2019. Absent significant discrete items, we expect our consolidated full-year effective tax rate for 2020 to be between 35% to 45%, compared to 20% to 30% as estimated in the second quarter of 2020, as a result of a change in the forecast mix of earnings in the Company’s U.S. and foreign jurisdictions and related tax effects pursuant to the provisions of the 2017 Tax Cuts and Jobs Act. See Note 13 - Income Taxes to our Condensed Consolidated Financial Statements for further information.

Interest and Other Expense, Net. Interest and other expense, net, consists primarily of interest expense and income. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt discount, issuance costs, and coupon interest attributable to the Notes issued in May 2020. For the three months ended September 30, 2020, our interest expense was approximately $4.5 million.

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2019

Selected consolidated financial data for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019	Variance	Variance (%)
	(dollars in thousands)
Revenue	$306,003	$244,137	$61,866	25%
Gross profit	$183,408	$132,874	$50,534	38%
Gross margin percentage	60%	54%	6%	N/A
Operating expenses	$151,465	$147,936	$3,529	2%
Income (loss) from operations	$31,943	$(15,062)	$47,005	312%
Net income (loss)	$14,931	$(7,221)	$22,152	307%

Total revenue increased by 25% to $306.0 million for the nine months ended September 30, 2020 from $244.1 million for the comparable period in 2019. Revenue increases were primarily in assay sales, partially offset by decreases in systems, royalty and consumable revenue compared to the prior year period. Total assay revenue increased 68% as compared to the same period in 2019, and such increase was mainly attributable to increased demand for respiratory and related products stemming from the COVID-19 pandemic, with increases in both our non-automated and automated assay revenue. Non-automated assay revenue grew 89% to $83.9 million for the nine months ended September 30, 2020 from $44.4 million for the comparable period in 2019 and comprised 52% of total assay revenue for the nine months ended September 30, 2020 compared to 46% of total assay revenue for the comparable period in 2019. Automated assay revenue, which consists of VERIGENE and ARIES® assays, grew 53% to $75.2 million for the nine months ended September 30, 2020 from $49.1 million in the comparable period in 2019.

The following table presents our revenues disaggregated by revenue source for the nine months ended September 30, 2020 and 2019 as follows:

	Nine Months Ended September 30,
	2020	2019	Variance	Variance (%)
	(dollars in thousands)
System sales	$47,006	$49,503	$(2,497)	(5)%
Consumable sales	35,951	36,819	(868)	(2)%
Royalty revenue	34,957	39,997	(5,040)	(13)%
Assay revenue	160,602	95,654	64,948	68%
Service revenue	17,010	16,762	248	1%
Other revenue	10,477	5,402	5,075	94%
	$306,003	$244,137	$61,866	25%

We continue to have revenue concentration in a limited number of customers. Five customers accounted for 23% of total revenue in the first nine months of 2020, down from 30% in the first nine months of 2019. In particular, our two largest customers by revenue accounted for 15% of revenue in the first nine months of 2020 (10% and 5%, respectively), a decrease from 18% of revenue from the first nine months of 2019 (12% and 6%, respectively). No other customer accounted for more than 5% of revenue in first nine months of 2020 or 2019.

Revenue from the sale of systems and peripheral components decreased 5% to $47.0 million for the nine months ended September 30, 2020, from $49.5 million for the nine months ended September 30, 2019. This decrease primarily resulted from a change in sales mix, with lower sales of flow cytometry instruments and higher sales of sample-to-answer instruments. While the sample-to-answer sales benefited in part from the increased demand resulting from the COVID-19 pandemic, flow cytometry instrument sales within the research market were adversely impacted by the global social distancing restrictions resulting from the COVID-19 pandemic. We sold 719 multiplexing analyzers in the nine months ended September 30, 2020, as compared to 684 multiplexing analyzers sold in the comparable period in 2019. For the nine months ended September 30, 2020, our five highest selling partners accounted for 541 systems, or 79%, of total multiplexing analyzers sold, whereas, our five highest selling partners in the comparable period in 2019 accounted for 572, or 84%, of total multiplexing analyzers sold.

Consumable sales, comprised of microspheres and sheath fluid, decreased 2% to $36.0 million in the nine months ended September 30, 2020 from $36.8 million in the comparable period in 2019. During the first nine months of 2020, we had 56 bulk purchases of consumables totaling $26.2 million (73% of total consumable revenue), ranging from $0.1 million to $3.9 million, as compared with 51 bulk purchases totaling approximately $27.3 million (74% of total consumable revenue) in the comparable period in 2019. The decrease in revenue from bulk purchases in the first nine months of 2020 was the primary driver of the increase in consumable revenue from the prior year period. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty-bearing sales accounted for $21.9 million, or 61%, of consumable sales for the nine months ended September 30, 2020 compared to $24.5 million, or 67%, of the total consumable sales for the nine months ended September 30, 2019.

Royalty revenue, which results from our partners selling products or testing services that incorporate our technology, decreased 13% to $35.0 million for the nine months ended September 30, 2020, from $40.0 million for the nine months ended September 30, 2019, primarily attributable to an expectation of lower aggregate royalties to be reported by our partners. Some of our partners’ reports on end user sales have already indicated declines, which were primarily the result of COVID-19. Additionally, we expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, the addition of new partners, and adjustments to previous accruals. Our partners’ end user sales may reflect volatility from period to period and, therefore, that same volatility is reflected in our reported royalty revenues.

Assay revenue increased 68% to $160.6 million for the nine months ended September 30, 2020, from $95.7 million in the comparable period in 2019, predominantly driven by increased demand for respiratory and related products stemming from the COVID-19 pandemic. Our non-automated testing assays increased by 89% to $83.9 million in the nine months ended September 30, 2020, from $44.4 million in the nine months ended September 30, 2019. Similarly, our sample-to-answer assay revenue, which consists of VERIGENE and ARIES® assay sales, grew 53% to $75.2 million for the nine months ended September 30, 2020, from $49.1 million on September 30, 2019. The concentration of customers also declined as no customer accounted for more than 5% of total assay revenue during the nine months ended September 30, 2020, down from 10% during the comparable period in 2019.

Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 1% to $17.0 million during the nine months ended September 30, 2020, from $16.8 million in the nine months ended September 30, 2019. On September 30, 2020, we had approximately 3,500 Luminex systems covered under extended service agreements and $10.7 million in deferred revenue related to those contracts. On September 30, 2019, we had approximately 3,000 Luminex systems covered under extended service agreements and $9.0 million in deferred revenue related to those contracts.

Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, software revenue, custom service agreements and revenue from agreements with U.S. government agencies, increased 94% to $10.5 million for the nine months ended September 30, 2020 compared to $5.4 million for the nine months ended September 30, 2019. This increase was primarily the result of two BARDA awards totaling approximately $1.3 million received in March 2020 for the development, testing and submission of our NxTAG and ARIES® CoV assays, custom service revenue in the current year period, in addition to increases in shipping revenue in 2020, as compared to 2019.

Gross Profit. Gross profit increased 38% to $183.4 million for the nine months ended September 30, 2020, as compared to $132.9 million for the nine months ended September 30, 2019. Gross margin (gross profit as a percentage of total revenue) was 60% for the nine months ended September 30, 2020, as compared to 54% for the nine months ended September 30, 2019. This increase in gross margin was primarily attributable to the economies of scale realized in manufacturing, in addition to a favorable sales mix in the current year. The concentration of sales in our higher margin items (royalties, consumables, and non-automated assays), represented 51% of revenue for the nine months ended September 30, 2020 and 50% for the comparable period in 2019. We anticipate fluctuation in gross margin and related gross profit primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

Research and Development Expense. Research and development expenses decreased to $39.9 million, or 13% of total revenue, for the nine months ended September 30, 2020, from $43.3 million, or 18% of total revenue, in the comparable period in 2019. The decrease in research and development expenses was primarily attributable to lower direct material and outside service expenses, reflecting development activities which were lower or completed in 2019 for VERIGENE II assays, the xMAP INTELLIFLEX and Guava Next Gen systems. Research and development expenses in the current year include expenses related to the development and testing of our NxTAG CoV Extended Panel and the ARIES® SARS-CoV-2 Assay which were partially funded under the BARDA contracts awarded in March 2020 and our VERIGENE SP SARS-CoV-2 and VERIGENE II RSP Flex + CoV assays. Research and development headcount as of September 30, 2020 was 217, as compared to 230 as of September 30, 2019. The focus of our research and development activities is expanding the portfolio of COVID-19 solutions, in addition to our ongoing efforts around the development and commercialization of the VERIGENE II System, and associated assays, the development of the xMAP INTELLIFLEX System, and the development of the Guava Next Gen System.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $103.0 million for the nine months ended September 30, 2020, from $96.1 million for the comparable period in 2019. The increase over the prior year period was primarily attributable to higher sales and marketing expenses, in particular, commission and personnel-related costs in the current year. Selling, general and administrative headcount at September 30, 2020 was 494, as compared to 486 on September 30, 2019. As a percentage of revenue, selling, general and administrative expenses, excluding the amortization of acquired intangible assets, was 34% for the nine months ended September 30, 2020 and 39% for the comparable period in 2019.

Income taxes. Our effective tax rate for the nine months ended September 30, 2020 was 37%, or $8.8 million, as compared to a benefit of 52%, or $7.9 million, for the nine months ended September 30, 2019. The 52% benefit included a $6.6 million discrete item from the first half of 2019, for a reduction in unrecognized tax benefits related to the U.S. transition tax as a result of an IRS ruling for certain aspects of the calculation of our Canadian subsidiary’s earnings. Absent significant discrete items, we expect our consolidated full-year effective tax rate for 2020 to be between 35% to 45%, compared to 20% to 30% as estimated in the second quarter of 2020, as a result of a change in the forecast mix of earnings in the Company’s U.S. and foreign jurisdictions and related tax effects pursuant to the provisions of the 2017 Tax Cuts and Jobs Act. See Note 13 - Income Taxes to our Condensed Consolidated Financial Statements for further information.

Interest and Other Expense, Net. Interest and other expense, net, consists primarily of interest expense and income. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt discount, issuance costs, and coupon interest attributable to the Notes recently issued in May 2020. For the nine months ended September 30, 2020, our interest expense was approximately $6.9 million.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$308,454	$59,173

In May 2020, we issued $260 million principal amount of Notes, generating net proceeds of $217.6 million to supplement our overall liquidity position. We expect to use the net proceeds to pursue strategic acquisitions of, or investments in, companies, technologies, products or assets that complement our current business.

On September 30, 2020, we held cash and cash equivalents of $308.5 million and had working capital of $415.2 million. On December 31, 2019, we held cash and cash equivalents of $59.2 million and had working capital of $144.4 million. Cash and cash equivalents increased by $249.3 million during the three months ended September 30, 2020. The increase in cash and cash equivalents from December 31, 2019 is primarily attributable to the issuance of Notes, net cash provided by operating activities of $39.0 million and proceeds from the issuance of common stock of $19.4 million partially offset by purchases of property, plant and equipment of $11.6 million and dividends of $12.3 million.

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

In the first nine months of 2020, cash provided by operations was $39.0 million and cash provided by financing activities was $222.3 million. Cash used in investing activities was $11.6 million for the nine months ended September 30, 2020. In the first nine months of 2019, cash provided by operating activities was $8.2 million, cash used in financing activities was $7.7 million and cash used in investing activities was $11.2 million. As a result, at September 30, 2020, the Company had significant capital to support operations and investments.

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

Our short-term projects that are expected to require significant capital to complete include (i) our current in-process research and development of the next generation VERIGENE System, VERIGENE II, on which we began clinical trials in May 2018 and (ii) the next generation xMAP System, xMAP INTELLIFLEX. The Company is currently targeting the commercial launch of the VERIGENE II System in 2020 and believes the xMAP INTELLIFLEX will launch commercially in 2021. The estimated aggregate cost to complete these projects, including completion of development of the systems, cartridge, software and the initial assays, validation, verification, clinical trials and regulatory submission, is approximately $0.1 million and is included in our research and development budget for 2020. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners’ consumable purchasing patterns; (iv) execution of partnership agreements that include significant up-front license fees; (v) execution of our stock repurchase and dividend programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the “Safe Harbor Cautionary Statement” included in this Part I, Item 2 of this Quarterly Report on Form 10-Q and the risk factors included in Part I, Item 1A of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020, the quarter ended June 30, 2020, and this Quarterly Report on Form 10-Q.

In February 2017, the Company’s Board of Directors initiated a cash dividend program to pay a regular quarterly cash dividend. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws and corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends are in the best interests of stockholders and are in compliance with applicable laws and agreements of the Company. On September 10, 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock which was paid on October 15, 2020 to shareholders of record as of the close of business on September 24, 2020.

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

To the extent our capital resources become insufficient to meet future capital requirements, we will have to raise additional funds to continue the development and deployment of our technologies, or to supplement our position through strategic acquisitions. There can be no assurance that debt or equity funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms. However, given our most recent capital markets event, the completion of the offering of the $260 million Notes due in May 2025, the Company believes it has adequate capital resources for its current anticipated needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates. A 50 basis point fluctuation from average investment returns at September 30, 2020 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions and changes in political climate. Accordingly, our future results could be materially and adversely impacted by changes in these and other factors.

As of September 30, 2020, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi and Yen. For example, some fixed asset purchases and certain expenses are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen and Renminbi exchange rates. A 10% change in all of these exchange rates in relation to the U.S. dollar would result in a statement of comprehensive income impact of approximately $1.6 million on foreign currency denominated asset and liability balances as of September 30, 2020. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies; however, at this time, our exposure to foreign currency fluctuations is not material. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the U.S. and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction gain was approximately $447,000 for the quarter ended September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

When and if it appears probable in management’s judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements. If only a range of estimated losses can be estimated, we record an amount within the range that, in management’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred. We recognize costs associated with legal proceedings in the period in which the services were provided. No material legal proceedings are known to be pending as of September 30, 2020.

ITEM 1A. RISK FACTORS

The risk factors described in Part I, Item 1A. “Risk Factors” in our 2019 10-K and in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 and for the quarter ended June 30, 2020, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. The risk factors described below update the risk factors disclosed in Part I, Item 1A. in our 2019 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, to include additional information, and should be read in conjunction with the risk factors in our 2019 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

On March 27, 2020 we received an EUA for our NxTAG CoV Extended Panel Assay for the qualitative detection of nucleic acid from the SARS-CoV-2 virus in nasopharyngeal swab specimens from individuals suspected of having COVID-19. We received an EUA on April 3, 2020 for our ARIES® SARS-CoV-2 Assay for the same indication, but in this case, tests are permitted to be conducted by CLIA laboratories certified to perform moderate complexity tests, as well as those certified for high complexity tests. We also received an EUA on July 16, 2020 for our xMAP® SARS-CoV-2 Multi-Antigen IgG Assay, a serology assay to identify the presence of antibodies in people who have been infected with the virus that causes COVID-19. Although there are certain regulatory requirements that the FDA has waived for the duration of the EUA, we remain subject to specific conditions of the authorization, including ensuring appropriate labeling as approved by the FDA specifically for purposes of the EUA, maintaining records of distribution to authorized laboratories, collecting data on occurrences of any false positives or false negatives, and tracking any adverse events.

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

The Company through its LTG enters into contractual arrangements with customers and other third parties, a component of which are royalty arrangements. Such royalty obligations are typically self-reported, paid in the regular course of business and recorded by the Company accordingly. These royalty arrangements may be subject to inspection (either directly by the Company or by a third-party) to seek to assure that the counterparty has made sufficient payment to the Company. Generally, if the Company has inspection rights, the Company may exercise these rights every three years.

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

On June 26, 2020, we received a Warning Letter from the FDA relating to the operations of our Austin, Texas and Northbrook, Illinois facilities and our VERIGENE Processor SP System. The Warning Letter resulted from inspections held at the Facilities from February 10, 2020 to February 14, 2020. The Warning Letter primarily relates to the Company’s VERIGENE SP instrument and its hybridization heater. We timely submitted a response to the FDA regarding the issues raised in the Warning Letter and are working diligently and expeditiously to resolve the issues raised by the FDA. The Warning Letter does not restrict the manufacture, production or shipment of any of the Company’s products, nor require the withdrawal of any product from the marketplace. The Company believes it is taking appropriate measures to address the items identified by the FDA with respect to the VERIGENE SP instrument and its hybridization heater, and the Company included communication of these measures in its response to the Warning Letter. In addition, the Company continues to evaluate what further corrective or preventive action may be required.

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

Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the In Vitro Diagnostic Regulation (the EU IVDR), which imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2022 to meet the EU IVDR. Complying with the requirements of these regulations may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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

In August 2020, the FASB issued guidance that changes the accounting for the convertible debt instruments described above. Under the new guidance, an entity will no longer be required to separately account for the liability and equity components of convertible debt instruments. This is expected to reduce non-cash interest expense, thereby increasing net income after adoption of the new guidance. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method will be required. Application of the “if-converted” method may reduce our reported diluted earnings per share. The guidance is effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted, but no earlier than January 1, 2021. We are currently evaluating the impact of this new guidance and determining if we should early adopt this guidance effective January 1, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase activity for the third quarter of 2020 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2020 - 7/31/2020	524	$34.11	—	$—
8/1/2020 - 8/31/2020	300	36.40	—	—
9/1/2020 - 9/30/2020	413	26.21	—	—
Total Third Quarter	1,237	$32.03	—	$—
(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Luminex Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINEX CORPORATION
Date:	November 6, 2020	By: /s/ Harriss T. Currie
Harriss T. Currie
Chief Financial Officer, Senior Vice President of Finance
(Principal Financial Officer)