Form 10-K
period 2020-12-31
LUMINEX CORP
filed 2021-02-26
CIK 1033905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
	December 31, 2020	or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __.

LUMINEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	000-30109	74-2747608
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

12212 Technology Blvd.,	Austin,	Texas	78727
(Address of principal executive offices)			(Zip Code)

(512)	219-8020
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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☑	No

Based on the closing sale price of common stock on The Nasdaq Global Select Market on June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,344,295,984 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors are shares owned by “affiliates.”

There were 46,688,309 shares of the Company’s Common Stock, par value $0.001 per share, outstanding on February 25, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LUMINEX CORPORATION

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

SAFE HARBOR CAUTIONARY STATEMENT

    This annual report on Form 10-K contains statements that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, impact of the reimbursement landscape, products including ARIES, VERIGENE, NxTAG, Muse, Guava, easyCyte, InCyte, Amnis, ImageStream, Flowsight and CellStream, assay sales, consumable sales patterns and bulk purchases, budgets, system sales, anticipated gross margins, liquidity, cash flows, projected costs and expenses, taxes, deferred tax assets, regulatory approvals or the impact of laws or regulations applicable to us, plans and objectives of management for future operations, and impact of prior acquisitions or future acquisitions, integration and the expected benefit of our acquisitions are all forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will” and similar expressions as they relate to us, are intended to identify forward-looking statements. These statements are based on our current plans and actual future activities, and our financial condition and results of operations may be materially different from those set forth in the forward-looking statements as a result of known or unknown risks and uncertainties, including, among other things:

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

•risks and uncertainties relating to market demand and acceptance of our products and technology, including ARIES, MultiCode, xMAP, xMAP INTELLIFLEX, VERIGENE, VERIGENE II, Guava, Muse, Amnis, and NxTAG products;

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

•reliance on third party distributors for distribution of specific Luminex-developed and manufactured assay products; and

•risks related to the issuance of our Convertible Senior Notes due in May 2025 (the Notes) and with respect to the Convertible Note Hedge Transactions.

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
___________________

Amnis®, ARIES®, CellStream®, easyCheck™, easyCyte™, Flex®, FLEXMAP 3D®, FlowCellect®, FlowSight®, Guava®, GuavaSoft™, Guava Express®, Guava Nexin®, IDEAS®, ImageStream®, InCyte™, INSPIRE™, LumAvidin®, Luminex®, Luminex 100™, Luminex 200™, SD™, MAGPIX®, MagPlex®, MagPlex-TAG™, MicroPlex®, MultiCode®, Muse®, NxTAG®, SeroMAP™, SpeedBead®, SYNCT™, VERIGENE®, ViaCount™, xMAP®, xMAP INTELLIFLEX™, xPONENT®, xTAG®, and XYP™ are trademarks of Luminex Corporation or one of its subsidiaries. This report also refers to trademarks, service marks and trade names of other organizations. Our use or display of other parties’ trademarks, trade dress or products in this Annual Report does not imply that we have a relationship with, or the endorsement or sponsorship of, the trademark or trade dress owners.

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

Business Strategy

Our Company’s current focus is both on solidifying our leadership position as a provider of effective tools for diagnostic and research use, as well as establishing Luminex as a market leader in the molecular diagnostic market. To achieve these objectives, we have implemented and are pursuing the following strategies:

•Focus on key markets

We have identified the following goals in our key market segments: (i) expanding usage of our automated molecular infectious disease testing solutions, (ii) enabling and expanding end markets for our xMAP technologies through our partnership arrangements, and (iii) developing and expanding the image-based flow cytometry market. We will continue to employ a combination of a product-driven direct sales model focused on select market segments and assay applications and a partnership-driven business model to achieve our goals.

•Develop and deliver market-leading molecular diagnostic platforms and assays

Our research and development and our acquisition activity have expanded the breadth of technologies and solutions we offer our customers to meet their needs. In addition, we collaborate with industry participants, biomedical research institutions and government entities to develop additional products on our platforms, and we continuously consider other adjacent markets where our platforms and assay offerings would be beneficial.

In March 2020, the Biomedical Advanced Research and Development Authority (BARDA) awarded the Company two milestone-based contracts related to the development of diagnostics for SARS-COV-2, with a value of $642,450 each, funding approximately 36% of the overall cost of development. The Company’s management believes these two contracts helped to enable an expansion of the Company’s current portfolio of diagnostics for SARS-CoV-2 (the virus that causes COVID-19). In September 2020, BARDA awarded the Company two additional milestone-based contracts valued at $5,389,813 and $683,500, respectively, related to completing a 510(k) filing for Luminex’s expanded NxTAG Respiratory Pathogen Panel (RPP), which will include the SARS-CoV-2 virus for COVID-19 testing and to support the enhancement of the Company’s xMAP SARS-CoV-2 Multi-Antigen IgG Assay. The Company intends to submit this enhanced serology assay for an Emergency Use Authorization (EUA) when this project is completed.

Based upon our understanding of the needs of our customers to address the impacts of COVID-19, in addition to the above, the Company intends to include diagnostics for SARS-CoV-2 in future syndromic panels.

We also offer our VERIGENE System, which provides automated, cost-effective multiplex capabilities that rapidly and accurately detect infectious pathogens and drug resistance markers, without relying on time-consuming culture methods. We believe the VERIGENE System delivers better outcomes, improved patient care, earlier optimization for patient treatment and improved laboratory and hospital efficiency, all at a lower cost than competing systems. We currently offer assays on the VERIGENE platform in the categories of Bloodstream Infection Tests, Gastrointestinal Infection Tests and a Respiratory Infection Test.

We also are developing the VERIGENE II System, having initiated clinical studies on the system and its first assay in 2018. We currently expect to commercially launch the VERIGENE II System in 2021.

In addition, we have improved the simplicity and ease-of-use of our xMAP-based multiplex products through the development of a version of our multiplex PCR technology. This NxTAG chemistry streamlines workflow without sacrificing throughput, preserving the ability to process 1 to 96 patient samples in a single batch. This throughput flexibility and capacity is a crucial aspect for tests like our NxTAG Respiratory Pathogen Panel (RPP), in which seasonality and local outbreaks can cause testing volumes to surge unpredictably. We continue to pursue projects such as development of consumables, automation, software and the expansion and enhancement of our multiplexing capabilities to advance our technologies and improve market acceptance.

We are working on the development of the xMAP INTELLIFLEX instrument, a next generation bead-based multiplexing system. This new system will provide the opportunity to address both expanding and evolving market needs, plus offer an opportunity for existing users to upgrade to a modernized version of bead-based multiplexing. We currently expect to commercially launch this system in the first half of 2021.

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

We have plans to submit additional assays to regulatory authorities in 2021, including the FDA and foreign equivalents, for market authorization in order to comply with established guidelines across the jurisdictions in which we compete.

Additionally, we intend to expand our presence in the image-based, flow cytometry market with our proprietary technology that provides microscopy-quality images of individual cells. The new product will evolve our flagship Amnis ImageStream platform to deliver a simplified user experience with enhanced performance and functionality. The improvements made with this new product should both further advance scientific discovery and expand adoption. Advances in instrument design should also improve image definition, accelerate data acquisition, and increase system flexibility. Finally, new data analysis capabilities should improve system usability to enable a greater range of applications with less user effort.

•Actively pursue acquisitions to accelerate our business strategies

We actively assess potential acquisition targets to accelerate our business strategies in the key markets described above. This approach led to several successful acquisitions historically, including GenturaDx, which is the foundation of our ARIES System, Nanosphere, which is the foundation of the VERIGENE System and EMD Millipore Corporation’s flow cytometry portfolio. We actively evaluate opportunities to enhance our capabilities or our access to targeted markets and technologies, to provide us other advantages in executing our business strategies in our key markets.

•Continue to develop the partnership channel focused on select key markets

As of December 31, 2020, 54 of our 82 strategic partners have developed and commercialized xMAP-based assays and are paying royalties to us. We also have strategic partners who distribute Luminex products. During 2020, the 54 strategic partners who have commercialized xMAP-based assays accounted for approximately 31% of our total revenue and all of our strategic partners represented approximately 33% of our total revenue. Of these 54 strategic partners, 27 principally serve the clinical diagnostics market and 27 principally serve the life science research market. We intend to continue pursuing opportunities to expand market acceptance of xMAP technology through development, marketing and distribution partnerships with leading companies in the life sciences markets. By leveraging our strategic partners’ market positions and utilizing their distribution channels and marketing infrastructure, we believe we can continue to expand our installed instrument base.

Furthermore, our partners’ investments in research and development for xMAP applications provide customers vastly more assay solutions than we could develop and commercialize individually.

    We continue to focus our commercialization efforts through our strategic partners covering large sectors of the life science research market, where Luminex believes it has competitive advantages over alternative technologies and approaches. We define strategic partners as those companies in the life sciences markets that develop and distribute assays and tests on xMAP technology or that may only distribute our xMAP technology-based systems and consumables. With our partners’ support and through our direct commercial efforts in the molecular diagnostics clinical laboratory segment, we have targeted major pharmaceutical companies, large clinical laboratories, research institutions and major medical institutions for our principal marketing efforts. We believe that these customers provide the greatest opportunity for maximizing the use of xMAP-based products and that continued adoption by these industry leaders will promote wider market acceptance of our xMAP technology.

Market Approach / Sales and Marketing

Our three primary focus areas for continued revenue growth, as well as our sales and marketing strategies to achieve such growth, are as follows:

1. Molecular Diagnostics: the development and sale of molecular diagnostic assays utilizing our proprietary MultiCode, xMAP and VERIGENE technologies for use on our installed base of automated and non-automated systems. Our molecular diagnostic assay sales and marketing strategy is to expand the installed base and utilization of xMAP, xTAG, NxTAG, ARIES and VERIGENE product lines. We sell the xTAG, NxTAG, MultiCode, ARIES and VERIGENE product lines primarily through a direct sales channel. Building a direct relationship with customers is a critical component of our sales and marketing strategy to launch innovative products such as our VERIGENE Systems, NxTAG Respiratory Pathogen Panel (RPP) and ARIES Systems. In addition, we market and sell our clinical diagnostics products to group purchasing organizations (GPOs) and integrated healthcare delivery networks. These efforts support and enable our selling efforts to individual laboratories, for example, by contracting with GPOs to provide standardized pricing and terms for member hospitals. Our assays are primarily focused on multiplexed applications for the human molecular clinical diagnostics market and are also focused on three segments of the molecular diagnostic testing market: infectious disease, human genetics and personalized medicine.

2. Licensed Technologies Group (LTG): the sustained expansion of our partnership revenues through the introduction of an innovative new xMAP system and continued fulfillment of our partner's needs in their respective fields of use, as well as supporting the kit development and testing services developed or performed by partners who generate royalties. Our strategic partners include market leaders in immune/clinical diagnostics, protein diagnostic, pharmaceutical and life sciences companies that develop applications and/or provide testing services using our xMAP technology platforms. Some partners also distribute xMAP Systems to their customers. Our LTG sales and marketing strategy also includes generating recurring revenues from the sale of Luminex developed assays, microspheres and other consumables,

We continue to work with these strategic partners as the primary distribution channel for our xMAP Systems, and we will continue to pursue new partnerships focusing on partners with market presence in the key partner segments described below. Some of our strategic partners develop application-specific kits for use on our xMAP Systems that they, in turn, sell to their customers, thereby generating royalties for us. Certain strategic partners also perform testing services for third parties using our xMAP products, which also result in royalty revenue. We also contract with distributors to purchase and resell xMAP Systems and consumables in geographic or application-specific areas not covered by strategic partners.

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

We also serve as an original equipment manufacturer (OEM) for certain strategic partners who choose to sell components of the xMAP product line as an embedded system under their own branding and marketing efforts. Luminex and these partners have sold more than 17,900 xMAP-based instruments in laboratories worldwide as of December 31, 2020, some of which may be retired or otherwise not in use.

3. Flow Cytometry: the continued innovation of our proprietary image-based flow cytometry technology, and expansion of all of our platforms into existing and additional markets. Our flow cytometry sales and marketing strategy is to become a global leader in flow cytometry, competing in all markets with disruptive and differentiated solutions by expanding our position in the research markets, building our diagnostic capabilities and increasing content generation. We are pursuing this strategy by leveraging our pipeline of new product launches and expanding our positions in the pharma, academic, diagnostics and industrial markets, which we believe will allow us to grow our recurring revenue in service, research and clinical reagents, and clinical trial solutions and drive geographic expansion in both established and developing markets.

We sell the Amnis and Guava Flow Cytometry Systems through a direct sales channel in developed markets in North America, Europe, the Middle East, Africa and the Asia-Pacific region, and through distribution partners in emerging markets in Southeast Asia, Africa and Latin America. Our flow cytometry business has built healthy relationships with its customer base and has a reputation for quality customer support through its sales team and field application scientists, as well as technical service and instrument repair teams. We anticipate continuing to leverage these strengths to expand our installed base of instruments and concomitant recurring sales of reagents, software licenses and services.

Products

The table below briefly describes our key systems and technologies:

SYSTEMS	TECHNOLOGIES
Luminex 100/200	xMAP Technology
FLEXMAP 3D	xMAP Technology
MAGPIX	xMAP Technology
ARIES and ARIES M1	xTAG and MultiCode Technologies
VERIGENE	NanoGrid Technology
Amnis FlowSight	Amnis CCD-TDI Technology
Amnis ImageStream	Amnis CCD-TDI Technology
Amnis CellStream	Amnis CCD-TDI Technology
Guava easyCyte	Guava Microcapillary Technology
Muse Cell Analyzer	Guava Microcapillary Technology

Products

xMAP Products

Our xMAP products are based on an open architecture, multiplexing technology that combines existing biological testing techniques with illumination, advanced digital signal processing, detection and proprietary software. This technology is multi-analyte and multi-format, flexible and scalable and able to analyze both proteins and nucleic acids on a single platform, all while providing high throughput utilizing a process that is designed to be simple to use and cost-effective for customers compared to competitive techniques and technologies. These products can simultaneously perform up to 500 tests in a single well, permitting up to 96,000 tests to be detected in approximately one hour with only a small amount of sample. We have a full range of instruments built on this technology, leveraging proprietary optics, digital signal processors and software to automate data acquisition and analysis in real-time. Our products based on this technology are currently used within various segments of the life sciences industries, including the fields of drug discovery and development, and for clinical diagnostics, COVID-19 testing, bio-defense, food safety and biomedical research.

xMAP Instruments

Luminex 100/200. Luminex 100/200 Systems are compact analyzers that integrate fluidics, optics and digital signal processing to measure up to 100 analytes simultaneously in a single tube or well of a microtiter plate using only a small amount of sample. By combining lasers with digital signal processors and microcontrollers, these systems perform rapid, multi-analyte profiles under the control of a Windows-based personal computer and our proprietary software.

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

xMAP Consumables

MicroPlex Microspheres. Our Luminex 100/200, FLEXMAP 3D and MAGPIX Systems use polystyrene microspheres that are approximately 5.6 microns in diameter. We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to 100 distinct color sets. Each microsphere can be coupled with proteins, nucleic acids or other molecules to enable biological assays.

MagPlex Microspheres. Our MagPlex microspheres feature super-paramagnetic properties that make them ideal for running automated xMAP-based assays. We dye the microspheres in sets with varying intensities of a red and a near infrared dye to achieve up to 500 distinct color sets. These microspheres can be moved or held in place by a magnetic field. Many automated systems utilize magnetic properties to automate the performance of the assay. Automating sample testing using MagPlex microspheres on a robotic sample preparation system decreases hands-on technician time, improves precision and streamlines workflow.

xTAG Microspheres. Our xTAG microspheres are dyed microspheres that are linked to a set of 100 proprietary nucleic acid capture sequences providing a “universal array” for DNA and RNA work. They are designed for conducting genotyping and other nucleic acid-based experiments in the life sciences, pharmaceutical and clinical diagnostic markets. When used in conjunction with our Luminex systems, xTAG microspheres are designed to simplify the molecular assay development process and increase assay flexibility. xTAG microspheres may be used by customers to develop LDT assays and are used in Luminex’s xTAG assay kits.

SeroMAP Microspheres. Our SeroMAP microspheres represent 100 distinct sets of microspheres that are designed for specific protein-based serological applications. Certain Luminex partners use this product for enhanced sensitivity in serum-based assays.

Calibration and Control Microspheres. Calibration microspheres are microspheres of known fluorescent light intensities used to calibrate the settings for the classification and reporter channel for the Luminex systems. Control microspheres are microspheres that are used to verify the calibration and optical integrity for both the classification and reporter channels for the various systems.

xMAP Software

xPONENT. Our xPONENT Software is included in all of our xMAP instruments and is designed to enhance both ease-of-use and automation capabilities, expanding xMAP functionality in our core markets. The software suite incorporates important features, all designed to simplify laboratory workflow and increase productivity, including enhanced security (21 CFR Part 11 compliance and electronic signatures), integration capabilities that allow customers to transmit and receive data from Laboratory Information Systems (LIS/LIMS), integration with the most popular automated sample preparation systems, the ability to run magnetic bead applications and touchscreen capability. xPONENT is sold on new Luminex 100/200, FLEXMAP 3D, and MAGPIX Systems and is available as an upgrade to existing Luminex systems in the marketplace.

TDAS. Our TDAS Software is an analysis program designed to complement our xTAG Technology, which uses a proprietary universal tag system that allows for the development and optimization of nucleic acid assays. TDAS Software simplifies workflow and increases productivity by helping to accurately identify pathogens associated with infectious diseases and genetic mutations. TDAS Software produces non-subjective results, which can be viewed in the software, integrated with LIS, and exported or printed into reports.

xTAG Assays and Product Family

Our xTAG family of products includes infectious disease panels and genetic testing panels that utilize Luminex xMAP bead-based detection platforms in combination with proprietary molecular chemistries. xTAG infectious disease IVD products enable our laboratory end users to identify the causative agent for respiratory and gastrointestinal infections, which are major causes of illness and mortality globally. xTAG Assays for genetic testing include several IVD kits for cystic fibrosis (CF) genotyping and a number of pharmacogenetic assays that may be used to profile genetic mutations related to drug metabolism. NxTAG chemistry, a streamlined version of the xTAG chemistry, described above, includes assays for both respiratory and gastrointestinal infections. This product family includes our FDA-cleared and CE-marked NxTAG CoV Extended Panel, NxTAG Respiratory Pathogen Panel (RPP), xMAP SARS-CoV-2 Multi-Antigen IgG Assay, xTAG CYP2C19 Kit v3, xTAG CYP2D6 Kit v3, xTAG Cystic Fibrosis (CFTR) 39 Kit v2, xTAG Cystic Fibrosis (CFTR) 60 Kit v2, xTAG Cystic Fibrosis (CFTR) 71 Kit v2, xTAG Gastrointestinal Pathogen Panel (GPP), xTAG Respiratory Viral Panel (RVP), and xTAG Respiratory Viral Panel (RVP) FAST v2.

ARIES Products

The ARIES System, available in single-module or double-module configurations, is our sample-to-answer real-time PCR platform for our MultiCode-RTx technology, including In Vitro Diagnostic (IVD) assays. The ARIES System is used with specific assays to measure multiple analytes indicative of infectious disease. The ARIES System uses internal barcode scanning and other advanced features to minimize operator errors. Each independent module supports from one to six cassettes, allowing both short turn around testing (STAT) and batch testing. The ARIES System can run IVD, MultiCode Analyte Specific Reagents (ASRs), and LDTs using the ARIES Exo+ Ready Mix and extraction cassettes with a common Universal Assay Protocol. An integrated touchscreen computer eliminates the need for a separate computer, stand-alone keyboard and mouse, thus maximizing valuable bench space.

SYNCT. Our SYNCT data management software solution can compile data from multiple ARIES Systems, or multiple MAGPIX Systems (NxTAG-enabled), assisting laboratories to better leverage their data to decrease laboratory costs and improve patient care. In addition, SYNCT Standard Curve Analysis Software enables labs to create quantitative LDTs.

ARIES Assays and Product Family

ARIES Cassettes. ARIES Cassettes are self-contained assay consumables designed to run a fully automated, sample-to-answer molecular assay on the ARIES System. The cassettes make use of proprietary injection-molded parts, as well as MultiCode and other reagents, to perform automated extraction, purification, elution, amplification and analysis of nucleic acid testing from a variety of different sample types.

Our ARIES product family includes our FDA-cleared and CE-marked ARIES HSV 1&2 Assay, ARIES Flu A/B & RSV Assay, ARIES Group B Streptococcus Assay, ARIES Group A Strep Assay, ARIES Bordetella Assay, ARIES Norovirus Assay, ARIES C. difficile Assay, and ARIES MRSA Assay in 2019. In addition, we launched an EUA-cleared SARS-CoV-2 Assay in 2020.

VERIGENE Products

The VERIGENE System is a semi-automated, multiplex, molecular analysis system for the clinical diagnostics market that rapidly and accurately detects infectious pathogens and drug resistance markers. The VERIGENE System consists of: (i) VERIGENE Test Cartridges, which are single-use, self-contained test units, and (ii) VERIGENE instruments, including the VERIGENE Processor SP, which is a modular benchtop analyzer, that combines automated nucleic acid extraction, purification, amplification (if needed), and hybridization in each module, as well as the VERIGENE Reader, which manages sample information and reads results from processed cartridges. Tests that run on the VERIGENE System are primarily designed to identify infections in the bloodstream, respiratory tract, and gastrointestinal tract. Customers using this system will have the ability to select both individual and groups of targets on assays using Flex pricing. This approach to target selection allows customers to save money by only paying for the targets they wish to see, which will often align with healthcare standard of care guidelines, where applicable. If these results do not provide a conclusive diagnosis, additional targets that were tested for but not released can immediately be viewed for an incremental charge.

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

Our VERIGENE product family includes our FDA-cleared and CE-marked VERIGENE Bloodstream Infection tests, VERIGENE Gastrointestinal Infection tests, including the VERIGENE C. difficile Test and the VERIGENE Enteric Pathogens Test, and the VERIGENE Respiratory Pathogens Flex Test, as well as other VERIGENE next generation assays in development.

Amnis/Guava Products

Our Amnis and Guava products provide technology that powers flow-based detection systems. Amnis Systems are a family of imaging flow cytometry products for cell-based analysis. FlowSight and ImageStream imaging flow cytometers combine the speed and sensitivity of flow cytometry with the functional detail and spatial information of microscopy. The Guava portfolio of products, which are versatile, easy-to-use cytometry systems based on microcapillary fluidics technology, include the Muse Cell Analyzer, a simple, compact, and affordable system for absolute cell counting, viability, and basic cell health analyses, and the Guava easyCyte System, a versatile benchtop platform for additional, multi-dimensional cell health and biological assessments.

Amnis FlowSight Imaging Flow Cytometer. The FlowSight imaging flow cytometer provides high-sensitivity flow cytometry and imagery with up to twelve 20X multi-color images of every cell, including side scatter and brightfield, at up to 5,000 events per second. It is upgradeable to 4 lasers, offers automated sample loading for walk-away operations and is supported with image analysis software with fluorescence compensation and analysis wizards.

Amnis ImageStream Mark II Imaging Flow Cytometer. The ImageStream System is a benchtop, multispectral, imaging flow cytometer designed for the acquisition of up to 12 channels of cellular imagery at up to 60X magnification. By collecting large numbers of digital images per sample and providing a numerical representation of image-based features, the ImageStream System combines the per cell information content provided by standard microscopy with the statistical significance afforded by large sample sizes common to standard flow cytometry. With the ImageStream System, fluorescence intensity measurements are acquired as with a conventional flow cytometer; however, the best applications for the ImageStream System take advantage of the system’s imaging abilities to locate and quantify the distribution of signals on, in or between cells.

Amnis CellStream. The CellStream Flow Cytometer delivers high sensitivity and flexibility for cell and particle analysis. This compact system may be configured with up to seven lasers to adapt to a wide range of analytical requirements. With highly sensitive and configurable optics, researchers benefit from multiparameter detection capabilities, while maintaining the flexibility to tailor and expand the system according to their research needs and budget.

Guava easyCyte Benchtop Flow Cytometer. The Guava easyCyte line includes compact benchtop flow cytometer models that offer up to 3 lasers and 14 parameters with excellent sensitivity and optional high throughput auto-sampling capabilities. Guava easyCyte Systems use patented, microcapillary, laser-based technology capable of detecting mammalian and microbial cells, particles and beads. The instruments are supported by a line of 13 reagent FlowCellect Kits and elegant InCyte acquisition and analysis software.

Muse Cell Analyzer. The Muse Cell Analyzer is a simple, compact, easy-to-use benchtop device that uses patented miniaturized fluorescent detection and microcapillary technology to deliver accurate, precise and quantitative cell analysis. It is versatile enough to analyze both suspension and adherent cells 2–60 μm in diameter and includes a user-friendly touchscreen interface, intuitive software and optimized “Mix-and-Read” assays.

IDEAS. Our IDEAS image analysis software for our Amnis Flow Cytometers provides detailed analysis of intensity, location and co-location of probes. IDEAS offers powerful tools for high content, statistically robust analysis of images, as well as standard flow cytometry graphing tools and statistics for hundreds of morphological features in addition to intensity.

Customers

In 2020, top five customers accounted for 22% of our total revenues as compared to 30% in 2019 and approximately 43% in 2018. No other customer or partner accounted for more than 3% of our total revenues in 2020, 2019 and 2018.

International Operations

    We currently ship products to a number of customers outside the United States, primarily including customers in Canada, Europe and the Asia-Pacific region. For the annual periods ended December 31, 2020, 2019 and 2018, foreign shipments to customers totaled $91.6 million, $82.3 million and $54.1 million, respectively, representing 22%, 25% and 17%, respectively, of our total revenues for such periods. We have foreign subsidiaries in Canada, the Netherlands, the United Kingdom, Germany, France the People’s Republic of China, Japan, and Hong Kong, which increase our international support, service and marketing capabilities. Sales to territories outside of the U.S. are primarily denominated in U.S. dollars. We believe that our activities in some countries outside the U.S. involve greater risk than our domestic business due to foreign economic conditions, exchange rate fluctuations, local commercial and economic policies and political uncertainties. See Note 16 to our Consolidated Financial Statements.

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

Research and Development

    Our research and development groups work to develop next generation systems, chemistries, assays and software to provide new, innovative products to our customers. Our research and development expense for the years ended December 31, 2020, 2019 and 2018, was $53.7 million, $56.2 million and $47.2 million, respectively.

    Our current research and development projects include:

•New platform and technology development

We are working on the development of the next generation, sample-to-answer, molecular diagnostic, automated VERIGENE II platform. This involves the final design and development of the instrument, consumables and software as well as the development of a menu of assays for this system. We currently expect to commercially launch the VERIGENE II System in 2021.

•New sample-to-answer menu development

We have a pipeline of new syndromic assays for use on the next generation VERIGENE II platform. These automated assays are primarily in the area of infectious disease testing.

•xMAP INTELLIFLEX system

Our Next-Generation xMAP system is nearing testing with partners and we expect will be ready for commercial launch in the first half of 2021. Among other activities, our partners will need to validate the backward capability of previously developed kits and plan their launches of new kits that will be able to take advantage of the increased sensitivity of this next generation xMAP System.

Manufacturing

    We have approximately 150,000 square feet of leased manufacturing space, including space located at our principal executive offices in Austin, Texas (84,000 square feet), in Madison, Wisconsin (13,000 square feet), in Toronto, Canada (10,000 square feet), in Northbrook, Illinois (34,000 square feet) and in Seattle, Washington (10,000 square feet). In addition, we have signed a purchase agreement for the building in Northbrook, Illinois that is expected to close in the first quarter of 2021 and a lease agreement for an additional 50,000 square feet of manufacturing space in Austin, Texas to commence in the middle of 2021.
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

Instruments

    Component suppliers and contract manufacturers provide certain components and component assemblies of our xMAP and ARIES Systems. The remaining assembly and manufacturing of our systems are performed at our facilities in Austin, Texas and Northbrook, Illinois. The quality control and quality assurance protocols are all performed at our facilities. Parts and component assemblies that comprise our technology systems are obtained from a number of sources. We have identified alternate sources of supply for several of our strategic parts and component assemblies. Additionally, we have entered into supply agreements with most of our suppliers of strategic parts and component subassemblies to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. As of December 31, 2020, approximately 17,900 Luminex multiplexing analyzers have been shipped since 1999, some of which may be retired or otherwise not in use.

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

Competition

    We design our xMAP Systems and consumables for use by customers across the various segments of the life sciences, pharmaceutical and clinical diagnostic industries. Our xTAG, NxTAG, MultiCode, ARIES and VERIGENE products are developed specifically for the molecular diagnostic segment. Our competition includes companies marketing conventional testing products based on established technologies such as ELISA, real-time PCR, mass spectrometry, gene sequencing, biochips, arrays and flow-based technologies, as well as next generation sequencing and companies developing their own advanced testing technologies.

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

    Flow cytometry is a well-established field that has grown into a multi-billion dollar market, including research and clinical systems and applications. Competition for our flow cytometry systems is expanding as established competitors consolidate their positions and new competitors and technologies enter and grow within the field. BD Biosciences and Beckman Coulter are long-time leaders in the field and hold the majority of the market share. Mid-term competitors include Miltenyi Biotec, Bio-Rad, Sony Biotechnology, and Attune (part of ThermoFisher Scientific). Newer competitors include ACEA Biosciences, Cytek Biosciences. Our imaging flow cytometry systems cross over into both imaging and microscopy areas and face a number of competitors in these fields, as well as new competitors developing imaging-in-flow systems.

Intellectual Property

    To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality agreements. We have filed for registration or obtained registration for trademarks used with our products and key technologies.

    We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our current and anticipated customer base. We currently own 821 issued patents worldwide directed to various aspects and applications of our products and technology, including 237 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technology include, among others, France, Germany, the United Kingdom, Australia, Japan, the Netherlands, Canada, Hong Kong, China and South Korea. Our patent portfolio also includes 110 pending patent applications in the United States and other foreign jurisdictions. We believe our patents and pending patent applications provide, or will provide, protection for systems and technologies that allow real-time multiplexed analytical techniques for the detection and quantification of many analytes from a single sample. We also hold patents covering the fluorescently dyed, magnetically responsive microspheres. In addition, multiple granted patents and pending applications describe aspects of MultiCode technology, xTAG technology, nanoparticle technology, the ARIES and VERIGENE Systems, NxTAG technology, imaging flow cytometry technology and capillary flow cytometry technology.

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

Government Regulation

    Our products are generally considered medical devices and are subject to regulation by numerous government agencies, including the FDA and similar agencies outside the United States. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. Our business is also affected by the United States and foreign patient privacy laws, cost containment initiatives and environmental health and safety laws and regulations. The primary laws and regulations that are particularly relevant to our business are described below.

Food and Drug Administration

    In general, the products that we manufacture are considered to be medical devices and are subject to regulation in the United States by the FDA. We also manufacture versions of the Luminex instruments for use with diagnostic assay kits that are available through our strategic partners. For FDA purposes, Luminex systems are considered components of our partners’ kit products. Kits manufactured by our strategic partners used in conjunction with our technology may be subject to clearance or approval requirements and other FDA regulations.

    The FDA classifies medical devices into one of three classes on the basis of the intended use of the device, the risk associated with the use of the device for that indication, as determined by the FDA, and on the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices, which have the lowest level of risk associated with them, are subject to general controls. Class II devices are subject to general controls and special controls, including performance standards. Class III devices, which have the highest level of risk associated with them, are subject to general controls and premarket approval. Most Class I devices and some Class II devices are exempt from a requirement that the manufacturer submit a premarket notification, or 510(k), and receive clearance from the FDA, which is otherwise a premarketing requirement for a Class II device. Class III devices may not be commercialized until a premarket approval application (PMA) is submitted to and approved by the FDA.

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

Emergency Use Authorization

In emergency situations, such as a pandemic, the FDA has the authority to allow unapproved medical products or unapproved uses of cleared or approved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by chemical, biological, radiological or nuclear warfare threat agents when there are no adequate, approved and available alternatives.

Under this authority, the FDA may issue an EUA for an unapproved device if the following four statutory criteria have been met: (1) a serious or life-threatening condition exists; (2) evidence of effectiveness of the device exists; (3) a risk-benefit analysis shows that the benefits of the product outweigh the risks; and (4) no other alternatives exist for diagnosing, preventing or treating the disease or condition. Evidence of effectiveness includes medical devices that “may be effective” to prevent, diagnose or treat the disease or condition identified in a declaration of emergency issued by the Secretary of the Department of Health and Human Services, or HHS. The “may be effective” standard for EUAs requires a lower level of evidence than the “effectiveness” standard that the FDA uses for product clearances or approvals in non-emergency situations. The FDA assesses the potential effectiveness of a possible EUA product on a case-by-case basis using a risk-benefit analysis. In determining whether the known and potential benefits of the product outweigh the known and potential risks, the FDA examines the totality of the scientific evidence to make an overall risk-benefit determination. Such evidence, which could arise from a variety of sources, may include (but is not limited to) results of domestic and foreign clinical trials, in vivo efficacy data from animal models, in vitro data, as well as the quality and quantity of the available evidence.

Once granted, an EUA will remain in effect and generally terminate on the earlier of (1) the determination by the Secretary of HHS that the public health emergency has ceased or (2) a change in the approval status of the product such that the authorized use(s) of the product are no longer unapproved. After the EUA is no longer valid, the product is no longer considered to be legally marketed and one of the FDA’s non-emergency premarket pathways would be necessary to resume or continue distribution of the subject product.

The FDA also may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety.

On January 31, 2020, the Secretary of HHS issued a declaration of a public health emergency related to COVID-19. On February 4, 2020, HHS determined that COVID-19 represents a public health emergency that has a significant potential to affect national security or the health and security of U.S. citizens living abroad and, subsequently, declared on March 24, 2020, that circumstances exist to justify the authorization of emergency use of medical devices, including alternative products used as medical devices, during the COVID-19 pandemic, subject to the terms of any authorization as issued by the FDA. On February 29, 2020, the FDA issued an immediately in effect guidance with policy specific to development of in vitro diagnostic tests during the COVID-19 public health emergency. This guidance was updated on March 16, 2020, May 4, 2020 and May 11, 2020.

Clinical Trials

    Clinical trials are usually required to support a PMA and are sometimes required for a 510(k). In the U.S., if the device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption application (IDE) and obtains approval of the IDE from the FDA. These clinical trials are also subject to the review, approval and oversight of an institutional review board (IRB) at each clinical trial site. The clinical trials must be conducted in accordance with the FDA’s IDE regulations and good clinical practices. A clinical trial may be suspended by the FDA, the sponsor or an IRB at its institution at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device to the satisfaction of the FDA, or may be equivocal or otherwise not be sufficient to obtain approval of a device.

FDA Enforcement

    After a medical device is placed on the market, numerous regulatory requirements apply. These include among other things:

•establishment registration and device listing;

•the QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•labeling regulations and the FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses and other requirements related to promotional activities;

•medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;

•corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the Federal Food, Drug and Cosmetic Act (FDC Act) that may present a risk to health; and

•post-market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

    To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions, including but not limited to, warning letters; fines, injunctions, consent decrees and civil penalties; recall or seizure of the device; operating restrictions, partial suspension or total shutdown of production; refusal to grant 510(k) clearance or PMA approvals of new devices; withdrawal of 510(k) clearance or PMA approvals; and civil or criminal prosecution.

On June 26, 2020, the Company received a warning letter (Warning Letter) from the FDA relating to the operations of the Company’s Austin, Texas and Northbrook, Illinois facilities (Facilities) and the Company’s VERIGENE Processor SP System. The Warning Letter resulted from inspections held at the Facilities from February 10, 2020 to February 14, 2020. The company submitted a comprehensive response to each of these inspections. The subsequently issued Warning Letter primarily relates to the Company’s VERIGENE SP instrument and its hybridization heater in connection with certain FDA requirements under the Quality System Regulation (21 C.F.R. Part 820) and the regulation of Medical Device Corrections and Removals (21 C.F.R. Part 806).

The Company timely submitted a response and corrective action plan to the FDA regarding the issues raised in the Warning Letter, as requested by the FDA, and continues working diligently and expeditiously to resolve the issues raised by the FDA. The Warning Letter did not restrict the manufacture, production or shipment of any of the Company’s products, nor require the withdrawal of any product from the marketplace. The Company believes it has taken, and is continuing to take, appropriate measures to address the items identified by the FDA with respect to the VERIGENE SP instrument and its hybridization heater, and the Company included communication of these measures in its response to the Warning Letter. Specifically, we recalled affected products from the field and replaced them with new units. Additionally, we are executing a field action to re-calibrate all VERIGENE SP instruments deployed in the field with in-house built and verified temperature verification fixtures by March 18, 2021. In addition, the Company continues to evaluate what further corrective or preventive actions may be required.

The Company has responded to the FDA’s concerns raised in the Warning Letter but cannot give assurances that the FDA will be satisfied with its response to the Warning Letter or that such actions will sufficiently resolve the issues identified in the Warning Letter. Failure to promptly and fully address the issues raised in the Warning Letter to the FDA’s satisfaction or to comply with U.S. medical device regulatory requirements in general could result in further regulatory and enforcement actions being initiated by the FDA. These actions could result in, among other things, product recalls, product seizures, injunctions, civil monetary penalties, further delays in obtaining marketing authorization for products, an impact on federal contracts, limitations on our ability to export products and criminal enforcement actions. Any such actions could disrupt our ongoing business and operations and potentially have a material adverse effect on our business, financial condition and results of operations.

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

     These tests have been traditionally offered by nearly all complex laboratories for the last few decades as LDTs, which are subject to CMS oversight through its enforcement of CLIA. The FDA also has claimed that it has regulatory authority over LDTs, but has not exercised enforcement with respect to most LDTs offered by high complexity laboratories, and has not sought to require these laboratories to comply with FDA regulations regarding medical devices. During 2010, the FDA publicly announced that it had decided to exercise regulatory authority over these LDTs, and that it planned to issue guidance to the industry regarding its regulatory approach. At that time, the FDA indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it would be sensitive to the need to not adversely impact patient care or innovation. In September 2014, the FDA announced its framework and timetable for implementing this guidance. On November 18, 2016, the FDA announced it would not release final guidance at that time and instead would continue to work with stakeholders, the new administration and Congress to determine the right approach. On January 3, 2017, the FDA released a discussion paper outlining a possible risk-based approach for FDA and CMS oversight of LDTs. Later in 2017, the FDA indicated that Congress should enact legislation to address improved oversight of diagnostics, including LDTs, rather than the FDA addressing the issue through administrative proposals. Several legislative proposals have been described in separate bills (including, for example, the Diagnostic Accuracy and Innovation Act (DAIA) in 2017 and the Verifying Accurate, Leading-edge IVCT Development (VALID) Act in 2018), but none of these legislative approaches have been enacted. We cannot predict the ultimate timing or form of any such guidance or regulation or their potential impact. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change.

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

Foreign Jurisdictions

    Our products are also subject to certification or approval and regulation by foreign regulatory, safety agencies and notified bodies. For example, the EU has adopted the In Vitro Diagnostic Regulation (IVDR), which is scheduled to go into effect on May 26, 2022. This new regulation will impose stricter requirements for the marketing and sale of in vitro diagnostic medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. As of now, manufacturers of currently approved in vitro diagnostic medical devices will have until May 26, 2022 to meet the IVDR. Complying with the requirements of this regulation may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

Medical device laws and regulations are also in effect in many countries outside of the United States, ranging from comprehensive pre-approval or pre-certification requirements for medical products, to simpler requests for product data or certification. The number and scope of these requirements is increasing. There can be no assurance that we, and our strategic partners, will be able to obtain any approvals that may be required to market xMAP or other technology products outside the United States. In addition, we may incur significant initial and/or ongoing costs in obtaining or maintaining our foreign regulatory approvals or certifications. Further, the export by us of products that have not yet been cleared for domestic commercial distribution is subject to FDA and other export requirements and/or restrictions.

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

    We produce CE marked products, which are subject to a number of different EU Directives, including, but not limited to, the In Vitro Diagnostic Medical Devices Directive 98/79/EC (IVDD). CE marking of our products is currently by self-assessment based on the intended uses of our products. There is currently no need for intervention in the assessment process by a notified body. A product that is not CE marked is non-compliant with applicable EU rules. Enforcement is ensured through market surveillance by the competent authorities of the EEA Member States. Imported products into the EU are checked for compliance at customs offices.

EU Regulation of Medical Devices

As a general rule, demonstration of conformity of medical devices and their manufacturers with the Essential Requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from results of domestic and foreign clinical trials, in vivo efficacy data from animal models, in vitro data, as well as the quality and quantity of the available evidence. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the Competent Authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming.

On May 26, 2021, the current EU legislation applicable to medical devices is scheduled to be replaced by the Medical Device Regulation (Regulation (EU) 2017/745) (MDR).

EU Regulation of In Vitro Diagnostic Medical Devices

In the EEA, in vitro diagnostic medical devices (IVDs) are regulated under the In Vitro Diagnostic Medical Devices Directive 98/79/EC (the IVDD). IVD manufacturers are required to comply with the Essential Requirements laid down in Annex I to the IVDD. Compliance with these requirements entitles manufacturers to affix the CE mark on products, without which they cannot be placed on the EU market. To demonstrate compliance with the Essential Requirements laid down in Annex I to the IVDD and obtain the right to affix the CE mark, IVD manufacturers must undergo a conformity assessment procedure, which varies according to the type of IVDs. The IVDD groups IVDs into four categories based on the risks associated with relative dangers to public health and / or patient treatment by an IVD failing to perform as intended:

•General IVDs;
•IVDs for self-testing;
•IVDs falling within the scope of Annex II, List A;
•IVDs falling within the scope of Annex II, List B.

Following determination of the appropriate category for an IVD, manufacturers are required to follow the related conformity assessment procedures laid down in Article 9 of the IVDD.

For general IVDs, a self-assessment process in accordance with Annex III of the IVDD and a related Declaration of Conformity by the manufacturer prior to affixing the CE mark is sufficient. In the Declaration of Conformity, the manufacturer certifies that its product complies with the Essential Requirements provided for in Annex I to the IVDD.

For IVDs for self-testing and those falling within List A or B of Annex II to the IVD, a notified body must undertake an assessment of the conformity of the manufacturer and/or the device with the applicable provisions of the IVDD.

The notified body will commonly audit and examine a product's Technical File and the quality management system for the manufacture, design, and final inspection of a medical device before issuing a CE Certificate of Conformity demonstrating compliance with the requirements of the IVDD. Following the issuance of a CE Certificate of Conformity, manufacturers can draw up the Declaration of Conformity and affix the CE mark to the products covered by the CE Certificate of Conformity and the Declaration of Conformity.

CE marking of our products is currently by self-assessment, not issued by a third party, based on the intended uses of our products. The involvement of a notified body during the conformity assessment procedure is not, therefore, currently required. This situation may, however, change with the new Regulation on In Vitro Diagnostic Medical Devices (IVDR), which are scheduled to go into effect May 26, 2022. The Regulation, which will replace the previous IVDD, will substantially impact IVD manufacturers.

There can be no assurance that the Competent Authorities of the EEA Member States will agree with our interpretation and implementation of these regulations as it pertains to classification of our products. The failure by us or our strategic partners to comply with the IVDD could have a material adverse effect on our business.

Regulation of our products in China

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

Failure by us, or our strategic partners, to comply with applicable current federal, state and foreign medical product laws and regulations could have a material adverse effect on our business. Federal, state and foreign regulations regarding the manufacture and sale of medical devices and components of such devices are continually subject to future changes. We cannot predict what impact, if any, such changes might have on our business, but any such changes could have a material impact.

WEEE

Directive 2012/19/EU on Waste Electrical and Electronic Equipment (WEEE Directive) outlines the responsibility for the disposal of waste electrical and electronic equipment. Compliance with the WEEE Directive is placed with the manufacturers of such equipment. Those manufacturers are required to establish an infrastructure for collecting WEEE, in such a way that users of electrical and electronic equipment from private households should have the ability of returning WEEE at least free of charge. All Luminex-manufactured equipment is in compliance with this directive. Since August 13, 2005, we have been in compliance with the requirements regarding the labeling and disposal of our products containing electronic devices in each of the EEA Member States where our regulated products are distributed.

RoHS

Directive 2011/65/EU on the restriction of the use of certain hazardous substances in electrical and electronic equipment (RoHS Directive) restricts the placing on the EU market of electrical and electronic equipment (EEE) containing specific hazardous substances in quantities above the maximum concentrations specified in Annex II to the RoHS Directive. Restricted substances include lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE). Maximum concentration levels have also been set for Bis(2-ethylhexyl) phthalate (DEHP), Butyl benzyl phthalate (BBP), Dibutyl phthalate (DBP), Diisobutyl phthalate (DIBP) following Commission Delegated Directive (EU) 2015/863 of 31 March 2015 amending Annex II to Directive 2011/65/EU as regards the list of restricted substances The restriction of DEHP, BBP, DBP and DIBP will be applicable to in vitro medical devices from July 22, 2021.
The Directive directly affects manufacturers, importers and distributors of EEE placing their products on the EEA market. The Directive applies to EEE falling within the categories set out in Annex I to the RoHS Directive, including medical devices and IVDs. Manufacturers of EEE are required to comply with the requirements set out in Article 4 of the RoHS. Article 4 of the RoHS Directive restricts the presence of substances referred to in Annex II to the RoHS Directive above the maximum concentrations detailed for each substance in Annex II to the RoHS Directive in EEE. Exemptions for applications are provided in Annex III to the RoHS Directive. Further exemptions for specific applications to medical devices and monitoring and control instruments are set out in Annex IV to the RoHS Directive.

In the EEA, EEE manufacturers must comply with the requirements of Article 4 of the RoHS Directive. Compliance with these requirements entitles manufacturers to affix the CE mark on products, without which they cannot be placed on the EU market. To demonstrate compliance with the requirements of Article 4 of the RoHS Directive and obtain the right to affix the CE mark on products, manufacturers must undergo a conformity assessment procedure. For EEE, a self-assessment process in accordance with module A of Annex II to Decision No 768/2008/EC and a related Declaration of Conformity by the manufacturer prior to affixing the CE mark is sufficient. In the Declaration of Conformity, the manufacturer certifies that its product complies with the requirements of Article 4 of the RoHS Directive.

If the EEE also falls under other EU legislation requiring the application of a conformity assessment procedure which is at least as stringent, compliance with the requirements of Article 4 of the RoHS Directive may be demonstrated within the context of that procedure and a single technical documentation may be drawn up.

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

•the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing privacy, security and breach notification regulations, and similar state laws;

•the Civil Monetary Penalties Law and related exclusion provisions;

•the federal False Claims Act and state equivalents;

•the U.K. Bribery Act of 2010;

•the Foreign Corrupt Practices Act, which applies to our international activities; and

•the Physician Payment Sunshine Act.

The legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation (GDPR), which entered into effect on May 25, 2018 and imposes penalties up to 4% of annual global turnover. In addition, laws and regulations enacted in the United States, Europe, Asia and Latin America, including the new California Consumer Privacy Act of 2018, which went into effect January 1, 2020, increases potential enforcement and litigation activity.

In the event we enroll subjects in our ongoing or future clinical investigations in the EEA, we may be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the European Economic Area as governed by the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements on companies that process personal data, strict rules on the transfer of personal data out of the European Economic Area, including to the U.S and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities. Furthermore, the United Kingdom’s exit of the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

Because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal information, including health data.

We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third-party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, and related employment rules, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions or private lawsuits.

In addition, our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses, or SCCs, the importing country’s level of protection must be adequate.

On September 8, 2020, the Federal Data Protection and Information Commissioner, or FDPIC, of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. The FDPIC also found that SCCs may still be legally adequate at an individual level, provided that they can pass a risk assessment conducted by the FDPIC. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland.

Health Care Reform

    Over the last decade, the U.S. Congress and certain state legislatures have introduced and passed a large number of laws and regulations designed to make major changes in the healthcare system, including changes intended to increase access to health insurance. The most prominent of these efforts, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (Affordable Care Act), has resulted in extensive changes across the healthcare system and affects how healthcare services are covered, delivered and reimbursed. However, there is substantial uncertainty regarding the future of the Affordable Care Act. The law has been subject to legislative and regulatory changes and court challenges, and certain members of Congress have expressed their intent to repeal or make significant changes to the Affordable Care Act, its implementation or its interpretation. Effective January 2019, Congress eliminated the financial penalty associated with the individual mandate to maintain health insurance coverage. As a result of this change, a federal court in Texas ruled that the individual mandate was unconstitutional, and determined that the rest of the law was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. The law remains in place pending appeal. It is possible that the Affordable Care Act, uncertainty regarding its repeal, the ultimate outcome and impact of court challenges, significant changes to the law or other health reform efforts, such as single-payor proposals, will adversely affect our customers and strategic partners, which could cause them to reduce or delay the purchase of our systems or to demand reduced fees.

Human Capital Management

Our People

We believe that our talented workforce and culture of collaboration is one of our key strengths and that our continued success is built on the empowerment of our employees to develop and deliver reliable products for the diagnostic and life science industries we serve. As a global company in a highly competitive industry, we have designed our human capital strategy, including our employee compensation programs, to attract, develop, engage and retain talented employees who will allow us to continue to deliver on our business strategy.

As of December 31, 2020, we employed approximately 1,325 team members in 18 countries. 1,058 of our team members are employed in the United States and the remaining 267 are employed in foreign countries, primarily in Canada, China, Japan, The Netherlands, Germany and the United Kingdom. Nearly 90% of our team members work full time, while approximately 7% are limited assignment team members who work primarily in our manufacturing facilities. Less than 5% are part-time workers. In 2020 we classified less than 5% of our turnover as “regrettable,” which is the classification term we use generally to describe an employee who voluntarily resigns without any associated disciplinary or performance issues pending. None of our team members in the United States are subject to collective bargaining agreements.

Culture of Inclusion

Creating a culture where all colleagues feel supported and valued is paramount to our corporate values. We encourage all of our team members to bring their entire self to Luminex and to feel valued for the distinct contributions they bring to the growth of our business. As a global company, we embrace diversity and collaboration in our workforce and in how we operate. Our talent strategy is focused on attracting the best diverse talent, as well as developing and rewarding our team members' performance to increase retention and performance. We are an affirmative action employer and in addition to our focus on diversity, we prioritize the hiring of our veterans and seek out ways to provide opportunities for our disabled team members. Our recruiters are trained in diversity sourcing strategies and partner with external organizations that develop and supply diverse talent. As of December 31, 2020, approximately 40% of our workforce self-identified as female and approximately 35% of our workforce self-identified as racial minorities. The average age of our team members is forty-two and 21% of our workforce are managers.

In addition to our focus in hiring, we seek to foster a diverse and inclusive workplace that encourages engagement and development of our team members and drives retention. We provide diversity and inclusion training for leaders across our organization and utilize Employee Resource Groups (“ERG”) programs, which are staffed by volunteer team members with diverse backgrounds, experiences, or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results.

We currently have four ERGs:

1.xTreme Team, which promotes and organizes events to keep all team members engaged with Luminex and keep it a fun environment where employees want to be part of a great team;
2.Women@Luminex, which focuses on the growth and development of our female team members by providing educational opportunities, mentoring programs and other activities to provide growth and development of our talented women and to encourage community development for women and girls to choose a career in life sciences;

3.Diversity Council, which embraces the diversity and inclusion of our team members, customers, partners and stakeholders, including their unique backgrounds, experiences, thoughts and talents; and
4.Community Involvement Committee, which promotes our commitment to corporate social responsibility and improving the world for current and future generations, as well as our collective values rooted in trust, respect, innovation and execution.

We believe that our rich culture of diversity and inclusion and our continuous focus on developing and training our global workforce, enable us to create, develop and fully leverage the strengths of our workforce to exceed customer expectations.

Compensation

The primary objective of our compensation programs, which we design with oversight from senior management and the compensation committee of our board of directors, as appropriate, is to provide incentives that attract, retain, motivate and reward superior performance by team members who must perform in a highly competitive and technologically challenging environment. The compensation programs for our team members align with the compensation programs for our executives, which the compensation committee of our board of directors reviews annually. We seek to identify top talent and then provide incentives for these talented team members to grow their careers with us. We review total compensation and benefits with reference to both external comparisons and internal comparisons and believe that our compensation programs support our corporate strategic priorities and align our team members’ economic interests with those of our stockholders. We base annual changes in compensation on our overall performance, as well as each individual’s contribution to the results achieved, and we grant equity awards, not only to our executives but also to our key team members and certain top performers. Annual bonus decisions are significantly tied to our overall achievement of financial goals and key development projects so that our employees’ incentives track our performance and align with our key business priorities. We believe that our compensation programs encourage an innovative, collaborative working environment and incentivize our team members to drive our overall success.

Compliance and Ethics

Compliance and ethics are deeply embedded in our values and business processes. Our compliance programs are designed around global standards with appropriate variations addressing the multiple jurisdictions in which we operate. We strive to create a culture of compliance for every team member, with a responsibility to always “do the right thing.” We have a Code of Compliance that applies to all of the team members, officers and directors and regularly conduct compliance and regulatory training at all of our locations. We also maintain an ethics reporting hotline for both team members and customers to provide any compliance, regulatory or discrimination concerns. We believe that fostering a workforce committed to compliance and ethics is an important part of our overall success.

Wellness and Safety

We strive to ensure the health, safety and general well-being of all of our team members. We maintain a safety environment that seeks to eliminate workplace incidents, risk, hazards and transmission of any illnesses. We also continue to evolve our programs to meet our team members’ health and wellness needs, which we believe is essential to attract and retain high-caliber employees. In addition, as we have sought to manage the impact of the COVID-19 pandemic on our workforce, we have undertaken a number of new initiatives, including working remotely when possible, increasing the amount of communication from senior management, providing mental health programs and online training for our remote employees and offering COVID-19 and serology testing to our manufacturing and R&D team members and their support organizations who must physically report to the office.

We also monitor the overall engagement of our team members with the use of on-boarding surveys and recently implemented a new tool to allow more frequent surveys to measure the morale and ongoing concerns of our team members. We understand that the work environment has changed because of the COVID-19 pandemic and are committed to working in tandem with our leaders and team members to assess how the shifts brought on by the pandemic may change our flexible working policies in the future.

Seasonality

    Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, sales of our Respiratory Viral products have demonstrated seasonal fluctuations consistent with the onset and decline of influenza-like illnesses.

    Financial information relating to our business for the years ended December 31, 2020, 2019 and 2018 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

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

    Luminex was incorporated under the laws of the State of Texas in May 1995 and reincorporated in the State of Delaware in February 2000.

Information About Our Executive Officers

Name	Age	Position
Nachum Shamir	67	Chairman, President and Chief Executive Officer
Harriss T. Currie	59	Chief Financial Officer, Senior Vice President, Finance and Treasurer
Todd C. Bennett	51	Senior Vice President, Global Sales and Customer Operations
Chuck Collins	44	Senior Vice President, Research and Development
Nancy M. Fairchild	67	Senior Vice President, Human Resources
Randall J. Myers	59	Senior Vice President, Global Manufacturing and Quality
Richard W. Rew II	53	Senior Vice President, General Counsel and Corporate Secretary
Eric S. Shapiro	57	Senior Vice President, Global Marketing

Nachum Shamir. Mr. Shamir joined the Company on October 14, 2014 as President and Chief Executive Officer and was elected to our Board. Mr. Shamir assumed the responsibilities of Chairman of the Board on August 3, 2020. From 2006 to 2014, Mr. Shamir was the President, Chief Executive Officer and Director of Given Imaging Ltd. (Given), a developer of the PillCam capsule and manufacturer and marketer of diagnostic products for the visualization and detection of disorders of the gastrointestinal tract, which was acquired by Covidien PLC in early 2014. Mr. Shamir currently serves on the board of directors of Strata Skin Sciences, Inc. (Nasdaq: SSKN), a medical technology company which focuses on the dermatology market. Mr. Shamir holds a Bachelor of Science from the Hebrew University of Jerusalem and a Masters of Public Administration from Harvard University.

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

    Eric S. Shapiro. Mr. Shapiro joined Luminex in October 2015 as the Vice President of Global Marketing, and was promoted to Senior Vice President, Global Marketing in February 2018. Prior to joining the Company on a full-time basis, Mr. Shapiro was the Principal at ESS Strategic Consulting, LLC, which he founded in 2014. In his role there, he worked on a variety of global strategic and operational projects, including serving as the General Manager for the Market Launch of ARIES and NxTAG RPP, from May 2015 to September 2015. Mr. Shapiro has previously served as a Vice President of Marketing for Given, from 2009 to 2014, and held numerous leadership positions at Kinetic Concepts, Inc., from 1993 to 2007, including Vice President of Marketing, Vice President of Patient Administration, Director of Corporate Development, and Director of Mergers and Acquisitions. Mr. Shapiro began his career working in both office and hospital-based Sales positions with Merrell Dow and Marion Merrell Dow. Mr. Shapiro holds a B.S. degree from Syracuse University, with an emphasis in Marketing and Telecommunications Management, and an M.B.A. from the J.L. Kellogg Graduate School of Management, with an emphasis in Marketing, Healthcare, Organizational Behavior, and Economics.

ITEM 1A. RISK FACTORS

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information. Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following:

•Our business relies upon our ability to maintain the technological advances and resources to compete in the rapidly-changing life sciences and diagnostics industry. Our profitability in this industry depends on many other industry-related factors, including the success of our acquisition strategy, maintenance and expansion of our manufacturing operations, protection of cybersecurity and proprietary rights, development of our technology infrastructure and the success of our products in the market, all of which are unpredictable and may adversely impact our business.
•Our business and products, as well as those of our strategic partners and suppliers, are subject to extensive regulation by the FDA and may require other industry clearances and approvals. Changes to U.S. legislative, FDA or global regulations may make it more difficult for us to obtain regulatory approval of our products and/or manufacture our products. We are subject to evolving legislative, regulatory, judicial and ethical standards on use of technology and biotechnology.
•Our revenue depends significantly upon a limited number of direct customers and strategic partners, as well as the establishment and maintenance of relationships with other direct customers and strategic partners. Our business also depends on our ability to attract and retain our management and staff.
•If our products contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions. If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage. If we become subject to claims relating to improper handling, storage or disposal of hazardous materials, we could incur significant cost and time to comply.
•We face business disruption and related risks resulting from the recent pandemic of the novel coronavirus 2019 virus (COVID-19) and related preventative vaccines, which could have a material adverse effect on our business. Uncertain economic conditions, particularly during the COVID-19 pandemic, may adversely affect our business. We expect our operating results, sales and stock price to fluctuate from quarter to quarter.
•Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued. We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet domestic cash requirements.
•We incurred indebtedness by issuing Notes and entering Convertible Note Hedge and Warrant Transactions, which may affect our cash, financial condition and operating results and value of our common stock and other securities

Risk Factors Relating to Growth and Profitability of Our Business

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

•price our products competitively, and manufacture and deliver our products in sufficient volumes and on time; and

•differentiate our offerings from our competitors’ offerings.

    Many of our products are used by our customers to develop, test and manufacture their products. We must anticipate industry trends and consistently develop new products to meet our customers’ expectations. In developing new products, we may be required to make significant investments before we can determine the commercial viability of a new product. If we fail to accurately foresee our customers’ needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenue. We may also suffer a loss in market share and potential revenue if we are unable to commercialize our products in a timely and efficient manner.

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

    Acquisitions of assets or entities designed to accelerate the implementation of our strategic plan are an important element of our long-term strategy. We may be unable to identify and complete appropriate future acquisitions in a timely manner, or at all, and no assurance can be provided that the market price of potential business acquisitions will be acceptable. In addition, many of our competitors have greater financial resources than we have and may be willing to pay more for these businesses or selected assets. In the future, should we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the financing, if necessary, for these acquisitions on terms favorable to us. Potential acquisitions pose a number of risks, including, among others, that:

•we may not be able to accurately estimate the financial effect of acquisitions on our business;

•future acquisitions may require us to incur debt or other obligations, issue additional securities, incur large and immediate write-offs, issue capital stock potentially dilutive to our stockholders or spend significant cash, or may negatively affect our operating results and financial condition;

•if we spend significant funds or incur additional debt or other obligations, our ability to obtain financing for working capital or other purposes could decline, and we may be more vulnerable to economic downturns and competitive pressures;

•technological advancement or worse than expected performance of acquired businesses may result in the impairment of intangible assets;

•we may be unable to realize the anticipated benefits and synergies from acquisitions, as a result of inherent risks and uncertainties, including difficulties integrating acquired businesses or retaining their key personnel, partners, customers or other key relationships, entering market segments in which we have no or limited experience, and risks that acquired entities may not operate profitably or that acquisitions may not result in improved operating performance;

•we may fail to successfully obtain appropriate regulatory approval or clearance for products under development of our acquired businesses;

•we may be assuming liability for unresolved regulatory risks of our acquired businesses;

•we may fail to effectively enhance acquired technologies and products to develop new products relating to acquired businesses;

•our customers may not accept products of our acquired businesses;

•we may fail to effectively coordinate sales and marketing efforts of our acquired businesses;

•we may fail to combine product offerings and product lines of our acquired businesses quickly and effectively;

•we may fail to successfully manage relationships with customers, distributors and suppliers of our acquired businesses;

•an acquisition may involve unexpected costs or liabilities, including as a result of pending and future shareholder lawsuits relating to acquisitions or exercise by shareholders of their statutory appraisal rights, or the effects of purchase accounting may be different from our expectations;

•an acquisition may involve significant contingent payments that may adversely affect our future liquidity or capital resources;

•acquisitions and subsequent integration of these companies may disrupt our business and distract our management from other responsibilities; and

•the costs of unsuccessful acquisition efforts may adversely affect our financial performance.

    Other risks of integration of acquired businesses include:

•disparate information technology, internal control, financial reporting and record-keeping systems;

•differences in accounting policies, including those requiring judgment or complex estimation processes;

•new partners or customers who may operate on terms and programs different than ours;

•additional employees not familiar with our operations;

•unanticipated additional transaction and integration-related costs;

•our current and prospective customers and suppliers may experience uncertainty associated with an acquisition, including with respect to current or future business relationships with us, and may attempt to negotiate changes in existing business;

•facilities or operations of acquired businesses in remote locations or potentially foreign jurisdictions and the inherent risks of operating in unfamiliar legal and regulatory environments; and

•new products, including the risk that any underlying intellectual property associated with such products, may not have been adequately protected or that such products may infringe on the proprietary rights of others.

Epidemic diseases could negatively affect various aspects of our business, make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers. These could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Parts of our business have been and continue to be adversely affected by the effects of the COVID-19 pandemic and may be further affected by the recent availability and distribution of a preventative vaccines. In an effort to halt the outbreak of COVID-19, many countries have placed significant restrictions on travel and congregation, including “shelter-in-place” or similar orders, leading to extended business closures. Individuals who contract the virus may be unavailable to work, and in certain jurisdictions, individuals exposed to the virus, as well as their families and co-workers, may be placed in mandatory quarantines. The spread of the virus, as well as restrictions and business closures implemented in an effort to minimize its spread, can adversely impact our operations, including delaying or suspending our ability to sell or distribute our products, causing temporary closures of our offices and manufacturing operations, or those of our suppliers, customers, distributors and other business partners. Any disruption of our suppliers, customers or distributors could continue to adversely impact our global sales and operating results and harm our reputation. While many businesses have re-opened as the pandemic eased in particular locations, a resurgence of COVID-19 cases in those geographies could cause additional closures. Likewise, we may be subject to public and private litigation based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by local law. We cannot at this time accurately predict what effects these conditions will continue to have on our operations longer-term due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, the extent and effectiveness of responsive actions by authorities of impacted countries and the impact of these and other factors on our employees, customers and suppliers. In addition, a significant outbreak of a contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries for an extended period of time, resulting in economic uncertainty and volatility that could affect demand for our products, and likely adversely impact our business, operations, financial conditions and results of operations for an indefinite period of time.

Despite the authorization and distribution of preventative COVID-19 vaccines, there are still uncertainties surrounding the effectiveness, availability and extent of distribution of such vaccines. We cannot predict the effect of such vaccines on us and our vendors, suppliers, and potential sublicensees; the global economy and political conditions; and the health of our personnel, consultants, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse effect on our business as a result of its global economic impact, including any resulting and ongoing recession. All of these circumstances likely exert similar hardships on those with which we deal, such as vendors, shippers, distributors, and sublicensees. As a result, we have made adjustments to, and will need to continue to adjust, our business and expenditures in an effort to correlate our activities with business exigencies, including restrictions of executive and employee travel, hiring freezes or delays, and limitations on marketing. The ultimate financial impact and duration of all of the foregoing cannot now be predicted and may well exceed our expectations or our ability to cope with them. Any, or all, of the foregoing uncertainties could continue to have a material adverse effect on our business, operations, financial conditions and results of operations for an indefinite period of time.

Risks Affecting Our Product Development and Manufacturing Operations

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

Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will, in part, depend on our ability to protect our employees and maintain our supply chain. Continued rapid expansion of capacity may be constrained by long lead-time purchased items and capital equipment needs. We continue to endeavor to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for employees who manufacture our products. However, the complications resulting from the pandemic could result in unforeseen disruptions to our workforce and supply chain, including an inability of a key supplier or transportation supplier to source, transport and supply materials to the Company that are necessary for continued operations, that could individually or in combination with other factors, have a material adverse effect on our business, operations, financial conditions and results of operations.

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

    We currently purchase certain key components of our product line from a limited number of outside sources and, in the case of some components, a single source, and these components may only be available through a limited number of providers. We do not have agreements with all of our suppliers. While we currently believe that we will be able to satisfy our forecasted demand for our products, the failure to find alternative suppliers in the event of any type of supply failure at any of our current vendors at reasonably comparable prices could have a material adverse effect on our business, financial condition and results of operations. Additionally, we have entered into supply agreements with most of our suppliers of strategic reagents and component subassemblies to help ensure component availability, and flexible purchasing terms with respect to the purchase of such components. If our suppliers discontinue production of a key component, we will be required to revalidate an affected product and may be required to resubmit a previously cleared product.  Our reliance on our suppliers and contract manufacturers exposes us to risks including:

•the possibility that one or more of our suppliers or our assemblers that do not have supply agreements with us could terminate their services at any time without penalty;

•natural disasters such as earthquakes, tsunamis and floods that impact our suppliers;

•the potential obsolescence and/or inability of our suppliers to obtain required components;

•the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

•the inability to qualify alternate sources without impacting performance claims of our products;

•reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

◦increases in prices of raw materials and key components.

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

    We currently own 821 issued patents worldwide, including 237 issued patents in the United States. Other countries in which we have issued patents directed to various aspects and applications of our products and technologies include France, Germany, the United Kingdom, Australia, Japan, Netherlands, Canada, Hong Kong, China and South Korea, amongst others. In addition, our patent portfolio includes 110 pending patent applications in the United States and other foreign jurisdictions. We also have patents covering key aspects of MultiCode technology, xTAG technology, and nanoparticle technology, utilized in our assays as well as our ARIES and VERIGENE Systems, NxTAG technology imaging flow cytometry technology and capillary flow cytometry technology.

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

    Life sciences and clinical diagnostic service provider companies have historically conducted biological tests using a variety of technologies, including bead-based analysis. The commercial success of our products depends upon widespread adoption of our systems as methods to perform assays. In order to be successful, we must convince potential partners and customers to utilize our systems instead of other competing products. Market acceptance depends on many factors, including our ability to:

•timely and successfully launch our products under development;

•manage trends relating to, or the introduction or existence of, competing products or technologies that may be more effective, cheaper or easier to use than our products and technologies;

•operate in a highly competitive marketplace, including in the presence of competing products sold by companies with longer operating histories, more recognizable names and more established distribution networks;

•convince prospective strategic partners and customers that our products are an attractive alternative to others for research, clinical, biomedical and genetic testing and analysis;

•encourage these partners to develop and market products using our technologies;

•manufacture products in sufficient quantities with acceptable quality and at an acceptable cost;

•obtain and maintain sufficient pricing and royalties from partners on such Luminex products; and

•place and service sufficient quantities of our products at the level of service required in the life science and clinical diagnostics market segments.

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

Risks Related to Customers and Partners

Currently, a limited number of customers account for a significant portion of our revenue and the loss of any one of these or their inability to perform to expectations could have a material adverse effect on our business, financial condition, and results of operations. Our success depends significantly on the establishment and maintenance of successful relationships with our customers.

Our two largest customers accounted for 14% of total revenue in the twelve months ended December 31, 2020, with one of the customers accounting for 10%. In the twelve months ended December 31, 2019 and 2018, our two largest customers accounted for 17% and 29% of total revenue, respectively. No other customer accounted for more than 4% of total revenue during the twelve months ended December 31, 2020. In total, for the years ended December 31, 2020 and 2019, our top five customers accounted for 22% and 30%, respectively, of our total revenue. The loss of any of our significant direct customers, strategic partners, or the loss of a material portion of the sales to these customers or partners could have a material adverse effect on our growth and future results of operations.

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

    Our ability to enter into agreements with additional strategic partners depends in part on convincing them that our products can help achieve and accelerate their goals or efforts. We expend substantial funds and management efforts with no assurance that any additional strategic relationships will result. We cannot guarantee that we will be able to negotiate additional strategic agreements in the future on acceptable terms, if at all, or that current or future strategic partners will not pursue or develop alternative technologies either on their own or in collaboration with others. Some of the companies we are targeting as strategic partners offer products competitive with our xMAP Technology, which may hinder or prevent strategic relationships. Delays in implementation of new products by our strategic partners, changes in their strategy, financial difficulties they experience, or delays in obtaining or their inability to obtain regulatory approval for their products, including as a result of the COVID-19 pandemic, could negatively affect our business. Termination of strategic relationships, the failure to enter into a sufficient number of additional strategic relationships on favorable terms, or disputes with our partners could reduce sales of our products, lower margins on our products and limit the market demand for and acceptance of our products.

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

    The commercial launch of the ARIES System was the first Luminex system launch that was not channeled through a partner. The successful execution of our product launch and adoption by our direct customers has been and will continue to be critical to establishing an installed base of satisfied customers. To the extent that these customers do not continue to adopt the menu of ARIES Assays that have been a significant focus of our research and development efforts over the last five years, there is a significant risk that our investment in these assays may not pay off. Additionally, we have made a significant investment in our customer service, support and direct sales force to support the launches of ARIES Systems. Our ability to service, support and sell the ARIES and VERIGENE Systems directly, and not through a partner, may also fail to meet ongoing market expectations, which could have a material adverse effect on our business, financial condition and results of operations.

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

    As a result of our reliance on our strategic relationships, it can be difficult to accurately forecast future operating results. Estimating the timing and amount of sales of our products is particularly difficult for the following reasons (among others):

•we do not control the timing or extent of product development, marketing or sale of our products by our strategic partners;

•we do not control the incentives provided by our strategic partners and distributors to their sales personnel;

•we utilize a limited number of geographically focused distributors for a portion of our sales, including sales of several of our key assays, and the loss of or nonperformance by these distributors could harm our revenues in the territories serviced by these distributors;

•a significant number of our strategic partners intend to produce clinical diagnostic applications that may need to be approved by the FDA or other regulatory bodies in jurisdictions outside of the United States;

•certain strategic partners may have unique requirements for their applications and systems. Assisting the various strategic partners may strain our research and development and manufacturing resources. To the extent that we are unable to timely assist our strategic partners, the commercialization of their products will likely be delayed;

•certain strategic partners may fail to deliver products that satisfy market requirements, or such products may fail to perform properly;

•we have limited access to partner and distributor confidential corporate information. A sudden unexpected change in ownership or strategy or other material event due to information of which we are not currently aware could adversely impact partner purchases of our products; and

•partners tend to order in bulk prior to the production of new lots of their products and prior to major product development initiatives. The frequency of these bulk purchases is difficult to predict and may cause large fluctuations in microsphere sales quarter to quarter.

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

Risks Relating to Regulation of Our Products

Our products are subject to extensive regulation by the FDA, the Competent Authorities of EEA Member States and foreign governmental authorities, the Competent Authorities of EEA Member States and foreign governmental authorities, the Competent Authorities of EEA Member States and foreign governmental authorities, including the requirement to obtain premarket approval and the requirement to report adverse events and violations of the FDC Act that could present significant risk of injury to patients. We will continue to be subject to extensive FDA regulatory oversight.

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

In emergency situations, such as a pandemic, the FDA has the authority to issue an EUA for an unapproved device if the following four statutory criteria have been met: (1) a serious or life-threatening condition exists; (2) evidence of effectiveness of the device exists; (3) a risk-benefit analysis shows that the benefits of the product outweigh the risks; and (4) no other alternatives exist for diagnosing, preventing or treating the disease or condition. Once granted, an EUA will remain in effect and generally terminate on the earlier of (1) the determination by the Secretary of HHS that the public health emergency has ceased or (2) a change in the approval status of the product such that the authorized use(s) of the product are no longer unapproved. After the EUA is no longer valid, the product is no longer considered to be legally marketed and one of the FDA’s non-emergency premarket pathways would be necessary to resume or continue distribution of the subject product. The FDA also may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety.

    Our failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of additional warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facilities are possible.

The recent COVID-19 pandemic has introduced additional strain on the FDA. We are unable to fully understand the impact this may cause on regulations or the related timeframes pertaining to communication with, or clearances by, the FDA.

Our products are also subject to approval, certification and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the In Vitro Diagnostic Regulation (the IVDR), which will impose stricter requirements for the marketing and sale of in vitro diagnostic medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices, as of now, will have until May 26, 2022 to meet the requirements imposed by the IVDR. Complying with the requirements of these regulations may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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

Marketing of our COVID-19 tests under Emergency Use Authorizations (EUAs) from FDA is subject to certain limitations and we are required to maintain compliance with the terms of the EUA, among other things, and the continuance of our EUAs is subject to government discretion.

On February 4, 2020, then U.S. Secretary of Health and Human Services (HHS) Alex Azar issued a declaration that the threat to public health posed by COVID-19 justified the emergency use of unapproved in vitro diagnostics for the detection or diagnosis of the novel coronavirus (SARS-CoV-2). Under Section 564 of the Food, Drug, and Cosmetic Act (FDCA), because HHS issued this declaration, the FDA Commissioner was authorized to issue EUAs to permit certain developers of SARS-CoV-2 diagnostics to begin offering the tests for detection and diagnosis of COVID-19 without having completed the normally applicable FDA review and clearance or approval process for marketing authorization (with the related standards that would apply to demonstrate safety and effectiveness). The issuance of an EUA at that time reflected an FDA conclusion that, based on the totality of scientific evidence available to the FDA, it was reasonable to believe that the product may be effective in diagnosing COVID-19, and that the known potential benefits of the product outweighed the known and potential risks, and there was no adequate, approved, and available alternative to the emergency use of the product.

On March 27, 2020 we received an EUA for our NxTAG CoV Extended Panel Assay for the qualitative detection of nucleic acid from the SARS-CoV-2 virus in nasopharyngeal swab specimens from individuals suspected of having COVID-19. We received an EUA on April 3, 2020 for our ARIES SARS-CoV-2 Assay for the same indication, but in this case, tests are permitted to be conducted by CLIA laboratories certified to perform moderate complexity tests, as well as those certified for high complexity tests. We also received an EUA on July 16, 2020 for our xMAP SARS-CoV-2 Multi-Antigen IgG Assay, a serology assay to identify the presence of antibodies in people who have been infected with the virus that causes COVID-19. Although there are certain regulatory requirements that the FDA has waived for the duration of the EUA, we remain subject to specific conditions of the authorization, including ensuring appropriate labeling as approved by the FDA specifically for purposes of the EUA, maintaining records of distribution to authorized laboratories, collecting data on occurrences of any false positives or false negatives, and tracking any adverse events.

As with other FDA-regulated products, issues could emerge during the course of the marketing and use of our products under an EUA that could impact our ability to continue the sale and distribution of these products (e.g., compliance and product performance issues).

Our EUAs remain effective only until the HHS declaration is terminated or revoked, and the FDA may also revoke an EUA if it determines the criteria for issuance are no longer met or other circumstances make such revocation appropriate to protect public health or safety. Once our EUA is revoked or terminated, we will be required to stop commercial distribution of our COVID-19 test kit immediately unless we can obtain FDA clearance for our COVID-19 test kit under a traditional regulatory pathway, which is lengthy and expensive, which could harm our future business prospects. We also would be subject to the full and usual regulatory obligations for device manufacturers, including the FDA’s quality system regulations (QSR) under 21 CFR Part 820.

If we or our suppliers fail to comply with ongoing FDA or foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance, and the manufacturing processes, reporting requirements, post-market clinical data and promotional activities for such product, are subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies and notified bodies. In particular, we and our strategic partners who manufacture medical devices are required to comply with the QSR in the US. The QSR covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our strategic partners, fail to adhere to QSR requirements in the U.S. or experience delays in obtaining necessary regulatory approvals or clearances, this could delay production of our products and lead to fines, difficulties in obtaining regulatory approvals or clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, such as the Warning Letter, which could, in turn, have a material adverse effect on our financial condition and results of operations. We must comply with equivalent standards in third countries. in obtaining regulatory approvals or clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, such as the Warning Letter, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in the EEA. We must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory clearances or approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

Modifications to our marketed products may require new 510(k) or de novo clearances or PMA approvals or equivalent steps in third countries, including the EEA, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

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

    For those products sold in the EEA, we must notify our EU notified body if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining certification can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

If our products contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

    Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device were to recur. As required per the FDA Code of Federal Regulations (21 CFR) Part 803, we have established procedures and processes for documentation and evaluation of all complaints relative to reporting requirements. As with all device manufacturers, we have 30 days from “becoming aware” of an incident to submit to the FDA a medical device report for an event that reasonably suggests that a device has or may have caused or contributed to the incident, or five working days for an event designated by FDA or an event that requires remedial action to prevent an unreasonable risk of substantial harm to the public health. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

All manufacturers placing medical devices on the market in the EEA are legally bound to report incidents involving devices they produce or sell to the regulatory agency, or Competent Authority, in whose jurisdiction the incident occurred. Under the IVDD an incident is defined as any malfunction, failure or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, or user or of other persons or to a serious deterioration in their state of health; any technical or medical reason in relation to the characteristics or performance of a device for the reasons referred to above, leading to systematic recall of devices of the same type by the manufacturer.

Malfunction of our products could result in future voluntary corrective actions, such as recalls, including corrections, or customer notifications, or agency action, such as inspection or enforcement actions. If malfunctions do occur, we may be unable to correct the malfunctions adequately or prevent further malfunctions, in which case we may need to cease manufacture and distribution of the affected products, initiate voluntary recalls, and redesign the products. Regulatory authorities may also take actions against us, such as ordering recalls, imposing fines, or seizing the affected products. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

    The FDA, Competent Authorities of EEA Member States and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Competent Authorities of foreign countries impose similar deadlines. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or to the Competent Authorities of foreign countries. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

The misuse or off-label use of our products may harm our reputation or the image of our test kits in the marketplace, or result in injuries that lead to product liability suits, which could be costly to our business. Moreover, we could be subject to FDA sanctions if we are deemed to have engaged in off-label promotion.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition on the promotion of a medical device for an indication that has not been approved or cleared by the FDA, referred to as an off-label use. The FDA does not restrict or regulate a physician’s use of a medical device within the practice of medicine, and we cannot prevent a physician from using our test kits for an off-label use. If the FDA determines that our promotional materials constitute the unlawful promotion of an off-label use, it could subject us to regulatory or enforcement actions, including additional civil money penalties, criminal fines and penalties, and exclusion from participation in federal health programs, among others. Other federal, state or foreign governmental authorities might also take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities. In that event, our reputation could be damaged and the use of our products in the marketplace could be impaired.

Furthermore, the use of our products for indications other than those that have been approved or cleared by the FDA may lead to performance issues or produce erroneous results, which could harm our reputation in the marketplace among physicians and patients and increase the risk of product liability. Product liability claims are expensive to defend and could divert our management’s attention from our primary business and result in substantial damage awards against us. Any of these events could harm our business, results of operations and financial condition.

The advertising and promotion of our products in the EEA is subject to EEA Member States’ national laws implementing the IVDD and, in the future, applying the IVDR Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EEA Member States governing the advertising and promotion of medical devices. EEA member state legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Clinical trials necessary to support future product submissions will be expensive and may require the enrollment of large numbers of subjects, and suitable subjects may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new test kits and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support a future EUA, 510(k), PMA, or de novo submission, will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any test kit we advance into clinical trials may not have favorable results in later clinical trials.

Conducting successful clinical trials will require the enrollment of large numbers of subjects, and suitable subjects may be difficult to identify and recruit. Subject enrollment in clinical trials and completion of subject participation depends on many factors, including the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the indication of the underlying test kit, the availability of appropriate clinical trial investigators, support staff, and proximity of subjects to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and subject compliance. In addition, subjects may not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products.

In addition, our clinical trials may in the future be affected by the COVID-19 pandemic. We are unable to predict with confidence the duration of such potential subject enrollment delays and difficulties, whether related to COVID-19 or otherwise. Delays in subject enrollment or failure of subjects to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our test kits or result in the failure of the clinical trial.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of subjects than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. In addition, despite considerable time and expense invested in our clinical trials, the FDA may not consider our data adequate for approval. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

Even if our products are approved or cleared in the United States and CE marked in the EEA, comparable regulatory authorities of additional foreign countries must also approve the manufacturing and marketing of our products in those countries. Approval and clearance procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States or the EEA, including additional preclinical studies or clinical trials. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

    Moreover, leadership, personnel and structural changes within the FDA as well as recent and future federal election outcomes could result in significant legislative and regulatory reforms impacting the FDA’s regulation of our products. Any change in the laws, regulations or policies that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval, for our new products would have an adverse effect on our ability to expand our business.

    In addition, on May 25, 2017, the new MDR entered into force for medical devices marketed in the EU. Implementation of the MDR was delayed by one year due to the COVID-19 pandemic. Following its entry into application in May, 2021, the MDR will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the European Economic Area (EEA) Member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA Member State laws implementing them, in all EEA Member States and are intended to eliminate current differences in regulation of medical devices among EEA Member States. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices to ensure a high level of safety and health while supporting innovation. The MDR will enter into application on May 26, 2021. Once applicable, the new regulation will among other things:

•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and

•strengthen rules for the assessment of certain high-risk devices which may have to undergo an additional check by experts before they are placed on the market.

    The MDR imposes a number of new requirements on manufacturers of medical devices. It will be necessary for notified bodies to be accredited by the EU Member States' accreditation bodies to conduct assessment procedures for medical devices in accordance with the Regulation. There are currently a relatively small number of notified bodies that have been accredited to conduct these assessments. This may delay conformity assessment procedures in the future in the EU. This may impact our activities in the EEA and the UK, the renewal of our existing CE Certificates of Conformity and conformity assessment related to future bodies.

Once applicable, the MDR may impose increased compliance obligations for us to access the EU market.
In April 2017, the EU Regulation on In Vitro Diagnostic Medical Devices (Regulation (EU) 2017/746) (IVDR) was adopted. The IVDR repeals and replaces Directive 98/79/EC, the IVDD. Unlike directives, which must be implemented into the national laws of the individual EU Member States, the IVDR will be directly applicable in the EU Member States and on the basis of the EEA agreement in Iceland, Liechtenstein and Norway. The IVDR is, among other things, intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for in vitro diagnostic medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will apply beginning on May 26, 2022. Once applicable, the IVDR will introduce new classification rules for in vitro diagnostic medical devices and new regulatory requirements. The IVDR will also impose increased compliance obligations for manufacturers of in vitro diagnostic medical devices to access the EEA market. Moreover, the scrutiny imposed by notified bodies for the technical documentation related these devices will increase considerably. Complying with the requirements of this regulation may require us to incur significant expenditures.

In order to continue to sell our products in the EEA, we must maintain our CE marks and continue to comply with certain EU directives and, beginning in May 2021, with the MDR.

Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension, variation or withdrawal of our CE Certificates of Conformity by our EU notified body, which could impair our ability to market products in the EEA in the future. Any changes to the membership of the EU, such as the recent departure of the United Kingdom (Brexit), may impact the regulatory requirements for the impacted countries and impair our business operations and our ability to market products in such countries.

The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created significant uncertainty concerning the future relationship between the UK and the EU. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement. The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods. The Agreement does not however, specifically address medical devices. The Agreement seeks to ensure that the parties ensure “regulatory cooperation.” Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. In light of the fact that the CE marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UK Conformity Assessed (UKCA) mark to replace the CE mark. Northern Ireland will, however, continue to be covered by the regulations governing CE marks. As part of the Agreement, the EU and the UK have agreed to continue to recognize declarations of conformity based on a self-assessment in the other territory.

Given the lack of comparable precedent to Brexit, it is unclear what the financial, regulatory, and legal implications of Brexit will be and how it will affect us. However, potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays in marketing or selling our products in the United Kingdom. Our revenue and profit, supply and demand for our products, and customer retention and acquisition in both the long-term and short-term could be adversely affected.

If the governmental laws and regulations change in ways that we do not anticipate or if we fail to comply with existing laws and regulations that affect our business, we could be subject to enforcement actions, injunctions and civil and criminal penalties or otherwise be subject to increased costs that could delay or prevent marketing of our products.

    Medical device laws and regulations are in effect within the United States and also in many countries outside the United States. These range from comprehensive device clearance requirements for some or all of our medical device products to requests for product data or certifications regarding the hazardous material content of our products. As a device manufacturer, we are required to report annually to the CMS any payments or transfers of value we have made to physicians and teaching hospitals and any physician ownership or investment interest in the company. This data is published in a publicly searchable database. As part of the European Council Directive 2002/96 of February 13, 2003, we are expected to comply with certain requirements regarding the collection, recycling and labeling of our products containing electronic devices in each of the EU Member States where our regulated products are distributed. While we are taking steps to comply with the requirements of WEEE, we cannot be certain that we will comply with the national stage implementation of WEEE in all Member States. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances Regulation (REACH), the RoHS Directive and the WEEE Directive enacted in the EU, which regulate the use of certain chemical substance and hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in various countries may require us to redesign our products to ensure compliance with the applicable standards. These redesigns may impact the performance of our products, add greater testing lead times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, the State of California adopted the Electronic Waste Recycling Act, effective January 1, 2007, which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices in California if they are also prohibited from sale in the EU under the RoHS Directive because they contain certain heavy metals. The number and scope of these requirements are increasing and we will likely become subject to similar laws in other jurisdictions. Failure to comply with applicable federal, state and foreign medical device laws and regulations may harm our business, financial condition and results of operations. We are also subject to a variety of other laws and regulations relating to, among other things, environmental protection and workplace health and safety.

Our strategic partners and customers expect our organization to operate on an established quality management system compliant with FDA Quality System Regulations and industry standards, the In Vitro Diagnostic Directive 98/79/EC of 27 October 1998 (Directive) as implemented nationally in the EU Member States and industry standards, such as ISO 9000. We became ISO 9001:2000 certified in March 2002 and issued a Declaration of Conformity based on a self-assessment for our Luminex 100/200, FLEXMAP 3D and MAGPIX instruments. Our devices are in conformity with Article 1, Article 9, Annex I (Essential Requirements), Annex III and the additional provisions of the Directive as of December 7, 2003. Subsequent audits are carried out annually to ensure we maintain our system in substantial compliance with ISO and other applicable regulations and industry standards. We became ISO 13485:2003 and Canadian Medical Devices Conformity Assessment System (CMDCAS) certified in July 2005. Failure to maintain compliance with FDA, CMDCAS and EU regulations and other medical device laws, or to obtain applicable registrations, where required, could reduce our competitive position in the markets in which we compete and also decrease satisfaction and confidence levels with our partners.

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

Risks Relating to Our Common Stock

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

    The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

•actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts

•announcements related to the COVID-19 pandemic and related updates on the development, commercialization, distribution and use of vaccines worldwide;

•developments in patents or other intellectual property rights and litigation;

•new, or changes in, recommendations, guidelines or studies that could affect the use of our products;

•announcements of technological innovations or new products or services by us or our competitors;

•announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•developments in relationships with our partners, customers and suppliers;

•additions or departures of key personnel;

•conditions or trends in the life science, biotechnology and pharmaceutical industries, including the regulatory environment;

•published studies and reports relating to the comparative efficacy of products and markets in which we participate;

•changes in financial estimates by securities analysts;

•general worldwide economic conditions and interest rates;

•the success or lack of success of integrating our acquisitions;

•instability in the United States and other financial markets, including, but not limited to, effects resulting from the 2020 elections in the United States, and the ongoing and possible escalation of unrest internationally, other armed hostilities or further acts or threats of terrorism in the United States or elsewhere;

•sales of our common stock; and

◦the potential adverse impact of the secondary trading of our stock on foreign exchanges, without our permission, which exchanges are subject to less regulatory oversight than the Nasdaq Global Select Market, and the activity of the market makers of our stock on such exchanges, including the risk that such market makers may engage in naked short sales and/or other deceptive trading practices which may artificially depress or otherwise affect the price of our common stock on the Nasdaq Global Select Market.

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

Risk Factors Relating to our Notes

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.

On May 13, 2020, we issued $260.0 million aggregate principal amount of 3.00% Notes due 2025. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the Notes. Our indebtedness may:

•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;

•limit our flexibility to plan for, or react to, changes in our business and industry;

•place us at a competitive disadvantage compared to our less leveraged competitors; and

•increase our vulnerability to the impact of adverse economic and industry conditions.

Further, the indenture governing the Notes does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.

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

The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

In August 2020, the FASB issued guidance that changes the accounting for the convertible debt instruments described above. Under the new guidance, an entity will no longer be required to separately account for the liability and equity components of convertible debt instruments. This is expected to reduce non-cash interest expense, thereby increasing net income after adoption of the new guidance. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method will be required. Application of the “if-converted” method may reduce our reported diluted earnings per share. The guidance is effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted, but no earlier than January 1, 2021. The Company will early adopt this guidance effective January 1, 2021 under the modified retrospective basis with the cumulative effect recognized through an adjustment to additional paid-in capital. Under this method, earnings per share amounts will not be restated in prior periods presented, but future earnings per share amounts will be impacted by the change to the if-converted method for calculating diluted earnings per share. The Company's adoption is expected to result in a decrease of approximately $42 million in additional paid in capital from the de-recognition of the bifurcated equity component and an increase of approximately $50 million in debt from the de-recognition of the discount associated with the bifurcated equity component. The Company expects to write-off the related deferred tax liabilities to additional paid in capital.

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

General Risk Factors

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

Global economic conditions, including, but not limited to, effects resulting from the 2020 elections in the United States and from the COVID-19 pandemic, could adversely affect our results of operations. The credit markets and the financial services industry continue to experience volatility, both domestically and internationally. These conditions not only limit our access to capital but also make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses and consumers to slow spending on our products and services, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases. If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies like those Luminex sells. Certain of our partners and their and our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of, or development of products based on, our products or in an impairment of their ability to make timely payments to us. If our partners and our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers, increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, and such losses have historically been within our expectations and the provisions established, we may not continue to experience the same loss rates that we have in the past given the current condition of the worldwide economy. Additionally, these economic conditions and market turbulence may also impact our suppliers, causing them to be unable to supply sufficient quantities of customized components in a timely manner, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

Our operations in foreign countries expose us to certain risks inherent in doing business internationally, which may adversely affect our business, financial condition, and results of operations.

We expect that revenue from U.S. sales will continue to represent the majority of our total revenue, but our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe. In 2020, approximately 22% of our revenue was derived from sales to non-U.S. customers, with approximately 12% of revenue from sales to customers in Europe and approximately 7% of revenue from sales to customers in Asia. Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues have contributed to increased market volatility and diminished expectations for economic growth around the world. Uncertainty about global economic conditions, particularly in emerging markets and countries with government-sponsored healthcare systems, may cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. As such, a significant slowdown in these foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply. As a result of acquisitions and organic growth, we have operations and manufacturing facilities in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations, as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

•changes in or interpretations of foreign law that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;

•tariffs, customs and other barriers to importing/exporting materials and products in a cost-effective and timely manner;

•hyperinflation or economic or political instability in foreign countries;

•imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•conducting business in places where business practices and customs are unfamiliar and unknown;

•difficulties in staffing and managing international operations;

•the burden of complying with complex and changing foreign regulatory requirements;

•difficulties in accounts receivable collections;

•the imposition of restrictive trade policies, including export restrictions;

•worldwide political conditions;

•the imposition of inconsistent laws or regulations;

•reduced protection of intellectual property rights and trade secrets in some foreign countries;

•the imposition or increase of investment requirements and other restrictions by foreign governments;

•the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute;

•uncertainties relating to foreign laws, including labor laws, and legal proceedings;

•the burden of complying with foreign and international laws and treaties;

•significant currency fluctuations;

•the burden of complying with and changes in international taxation policies;

•the burden of complying with a variety of U.S. laws, including the Foreign Corrupt Practices Act;

•the burden of complying with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and to supply foreign affiliates, partners and customers; and

•the burden of complying with applicable international laws governing privacy and data security, such as the European Union General Data Protection Regulation.

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

Changes in policy in the U.S. and other countries regarding international trade, including import and export regulation and international trade agreements, could also negatively impact our business. In 2018, 2019 and 2020 the U.S. imposed tariffs on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs or further retaliatory trade measures taken by China or other countries in response, could affect the demand for our products and services, impact the competitive position of our products, prevent us from being able to sell products in certain countries or otherwise adversely impact our results of operations. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, could negatively impact our business, results of operations and financial condition.

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

We are subject to Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2020, goodwill and other intangible assets with indefinite lives represented approximately 25% of our total assets. In the future, if we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet domestic cash requirements.

Currently a majority of our cash and cash equivalents is held by our U.S. parent company, however, our various foreign subsidiaries have significant cash holdings, in particular our subsidiary in Canada. These cash balances held outside the United States may not be readily available, or may not be available without an additional tax burden, to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, and for potential future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, by settling loans receivable with our foreign subsidiaries, or by domestic borrowing, it may be necessary for us to consider repatriation of earnings. U.S. tax laws may allow for reductions to the potential tax burden on repatriation of foreign cash; however, such actions would require us to record additional income tax expense and remit additional taxes, which could have a material adverse effect on our results of operations, cash flows and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

    Our principal research and development, manufacturing and administrative facilities are located in Austin, Texas, and consist of approximately 249,000 square feet of leased space pursuant to lease agreements which expire between June 30, 2022 and August 1, 2030. We have options to renew these lease agreements in Austin, Texas. We maintain 20,000 square feet of leased office space in the Netherlands, approximately 34,700 square feet of leased office and manufacturing space in Toronto, Canada, approximately 35,000 square feet of leased office and manufacturing space in Madison, Wisconsin, approximately 64,000 square feet of leased office and manufacturing space in Northbrook, Illinois, approximately 28,000 square feet of leased office and manufacturing space in Seattle, Washington and approximately 8,000 square feet of leased office and research space in Hayward, California. In addition, we maintain approximately 7,500 square feet and approximately 2,100 square feet of leased office space in Shanghai and Beijing, respectively, People’s Republic of China, approximately 600 square feet of lease office space in Hong Kong and approximately 4,000 square feet of leased office space in Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

    When and if it appears probable in management’s judgment, and based upon consultation with outside counsel, that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, we record the estimated liability in the financial statements. If only a range of estimated losses can be estimated, we record an amount within the range that, in management’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We disclose significant contingencies when the loss is not probable and/or the amount of the loss is not estimable, when we believe there is at least a reasonable possibility that a loss has been incurred. We recognize costs associated with legal proceedings in the period in which the services were provided. No material legal proceedings are known to be pending as of December 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    Our common stock is traded on the Nasdaq Global Select Market under the symbol “LMNX.”

Holders

    As of February 25, 2021, we had 477 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

    During 2020, the Company paid dividends on common stock as follows:

2020	Dividend per share	Payment Date
First Quarter	$0.09	April 9, 2020
Second Quarter	$0.09	July 9, 2020
Third Quarter	$0.09	October 15, 2020
Fourth Quarter	$0.10	January 14, 2021
    On February 8, 2021, we announced that our Board declared a quarterly cash dividend of $0.10 per share of common stock to be paid to shareholders of record as of the close of business on March 25, 2021 with a payment date of April 15, 2021.

Recent Sales of Unregistered Securities

    There were no sales of unregistered securities of Luminex during the twelve months ended December 31, 2020.

Performance Graph

    The following graph compares the change in Luminex’s cumulative total stockholder return on its common shares with the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

	12/15	12/16	12/17	12/18	12/19	12/20
Luminex Corporation	100.00	94.58	93.23	110.39	112.13	113.51
Nasdaq Composite	100.00	108.87	141.13	137.12	187.44	271.64
Nasdaq Biotechnology	100.00	78.65	95.67	87.19	109.08	137.90

Issuer Purchases of Equity Securities

    The stock repurchase activity for the fourth quarter of 2020 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2020 - 10/31/2020	272	$22.67	—	$—
11/1/2020 - 11/30/2020	—	—	—	—
12/1/2020 - 12/31/2020	91	23.48	—	—
Total Fourth Quarter	363	$22.87	—	$—
(1) Total shares purchased includes shares attributable to the withholding of shares by Luminex to satisfy the payment of tax obligations related to the vesting of restricted shares.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of comprehensive income data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data at December 31, 2020 and 2019 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data at December 31, 2018, 2017 and 2016 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Results of Operations Data:	(in thousands, except per share data)
Total revenue	$417,396	$334,638	$315,818	$306,571	$270,639
Gross profit	247,852	182,739	195,491	199,046	179,655
Income (loss) from operations	42,443	(12,079)	27,846	37,153	20,986
Net income (loss)	$15,170	$(3,838)	$18,508	$29,423	$13,814
Net income (loss) per common share, basic	$0.33	$(0.09)	$0.42	$0.67	$0.32
Shares used in computing net income (loss) per common share (basic)	45,102	44,148	43,727	43,173	42,584
Net income (loss) per common share, diluted	$0.32	$(0.09)	$0.41	$0.67	$0.32
Shares used in computing net income (loss) per common share (diluted)	45,820	44,148	44,291	43,300	43,013

	At December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$309,407	$59,173	$76,441	$127,112	$93,452
Working capital	421,570	144,401	151,369	179,393	133,537
Total assets	825,463	543,729	525,175	490,516	450,716
Total long-term debt	203,136	—	—	—	—
Total stockholders’ equity	517,711	464,860	467,656	437,907	403,679
Dividends declared per share	$0.37	$0.30	$0.24	$0.24	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of Form 10-K does not address certain items regarding the year ended December 31, 2018. Discussion and analysis of 2018 and year-to-year comparisons between 2019 and 2018 not included in this Form 10-K can be found in "Item 7. Management's Discussion and Analysis" of our Annual Report on Form 10-K for the year ended December 31, 2019. The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included below in Item 8 and “Risk Factors” included above in Item 1A of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

•placements made by customers within our Licensed Technologies Group, which customers either:

•license our xMAP technology and develop products that incorporate our xMAP technology into products that they then sell to end users, or

•purchase our proprietary xMAP laboratory instruments and our proprietary xMAP microspheres and sell xMAP-based assays and/or xMAP-based testing services, which run on the xMAP instruments, and pay a royalty to us; and

•in addition, we utilize a direct sales force that focuses on the sale of molecular diagnostic assays that run on our systems.

    As of December 31, 2020, Luminex had 82 strategic partners, of which 54 have released commercialized reagent-based products utilizing our technology. Our remaining LTG customers are in various stages of development and commercialization of products that incorporate our technology.

    Luminex has a number of forms of revenue that result from our business model:

•System revenue is generated from the sale of our xMAP multiplexing analyzers and peripherals, our VERIGENE readers and processors and our flow cytometers and cellular analysis instruments.

•Consumable revenue is generated from the sale of our dyed polystyrene microspheres, along with sheath and drive fluid. Our larger commercial and development partners often purchase these consumables in bulk to minimize the number of incoming qualification events and to allow for longer development and production runs.

•Royalty revenue is generated when a partner sells our proprietary microspheres to an end user, when a partner sells a kit incorporating our proprietary microspheres to an end user or when a partner utilizes a kit to provide a testing result to an end user. End users can be facilities such as testing labs, development facilities and research facilities that buy prepared kits and have specific testing needs or testing service companies that provide assay results to pharmaceutical research companies or physicians.

•Assay revenue is generated primarily from four sources: (i) sale of our branded kits, which are a combination of chemical and biological reagents and our proprietary xMAP bead technology used to perform diagnostic and research assays on samples, (ii) real-time Polymerase Chain Reaction (PCR) and multiplexed PCR assays using our proprietary MultiCode technology, (iii) ARIES cassettes designed to run a fully automated, sample-to-answer molecular assay on the ARIES System, and (iv) VERIGENE test cartridges, a sample-to-answer molecular assay designed to target infections in the bloodstream, respiratory tract, and gastrointestinal tract on the VERIGENE System.

•Service revenue is generated when a partner or other owner of a system purchases a service contract from us after the standard warranty has expired or pays us for our time and materials to service instruments. Service contract revenue is amortized over the life of the contract and the costs associated with those contracts are recognized as incurred.

•Other revenue consists of items such as training, shipping, parts sales, license revenue, grant revenue, contract research and development fees, milestone revenue, amounts paid to global purchasing organizations (which are accounted for as a reduction in revenue) and other items that individually amounted to less than 1.5% of total revenue in 2020.

2020 Highlights

•Consolidated revenue was $417.4 million for 2020, representing a 25% increase over revenue for 2019.

•Assay revenue of $211.9 million for 2020, representing an increase of 60% over 2019.

•Sample-to-answer assay revenue increased for 2020 by $33.2 million, or 49%, from 2019.

•Record placements of sample-to-answer systems, which consisted of 449 ARIES and VERIGENE systems sold or contracted through reagent rental agreements in 2020.

•Profitability increased to $15.2 million for 2020, an increase of more than 490% from 2019.

•Received two BARDA awards related to completing a 510(k) filing for Luminex’s NxTAG CoV Extended Panel and the ARIES SARS-CoV-2 assay for COVID-19 testing in March 2020.

•Received FDA EUA for the NxTAG CoV Extended Panel on March 27, 2020.

•Received FDA EUA for the xMAP SARS-CoV-2 Multi-Antigen IgG Assay on July 16, 2020, which was supported by a BARDA award received in March 2020.

•Received FDA EUA for the ARIES SARS-CoV-2 Assay on April 6, 2020.

•Received two additional BARDA awards related to completing a 510(k) filing for Luminex’s NxTAG RPP and SARS-CoV-2 panel; and support of the enhancement of our xMAP SARS-CoV-2 Multi-Antigen IgG Assay in September 2020.

•Issued $260.0 million principal amount of Notes in the second quarter 2020, due in May 2025.

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

Our overall revenues were materially enhanced by COVID-19-related product sales. As of December 31, 2020, the COVID-19 pandemic was the primary driver behind our 25% increase in revenue over 2019. We experienced an overall 60% increase in assay revenue, with our combined respiratory-related products up more than 100% year-over-year as a result of the use of our products related to the pandemic. At the beginning of the pandemic, our customers initially used our products to rule out other respiratory illnesses. However, once we received EUAs for our COVID-19 molecular diagnostic tests, our volume shifted towards our COVID-19-specific products.

The increases in assay, system, and consumable sales revenue were partially offset by a decrease in royalty revenue as a result of pressures faced by some of our partners. System sales increased in 2020, primarily driven by higher placements of sample-to-answer systems, partially offset by lower sales of flow cytometry systems as compared to the prior year. Sample-to-answer sales continued to benefit in part from the COVID-19 pandemic, while flow cytometry instrument sales declined as compared to 2019. We sold 973 multiplexing analyzers in the year ended December 31, 2020, as compared to 990 multiplexing analyzers sold in the comparable period in 2019. In addition, royalty revenue from our partners declined in 2020, primarily driven by a reduction in non-bulk purchases from certain partners and the pressures faced by academic research and diagnostic institutions as a result of the pandemic in the U.S.

Given the increased demand for certain of our assay products in 2020, the pandemic has not negatively impacted the Company’s liquidity position to date. As of December 31, 2020, we believe that we have the cash necessary to meet our short-term liquidity needs. We also have not observed any material impairments of our assets or a significant change in the fair market value of our assets due to the COVID-19 pandemic.

Our additional research and development efforts related to our recent EUA SARS-CoV-2 tests were partially funded by two BARDA contracts awarded to the Company for the development, testing and submission of these tests. In September, 2020, we were awarded two additional BARDA contracts related to completing a 510(k) filing for Luminex’s expanded NxTAG Respiratory Pathogen Panel (RPP), which includes the SARS-CoV-2 virus for COVID-19 testing and to support the enhancement of the company’s xMAP SARS-CoV-2 Multi-Antigen IgG Assay. Please refer to “BARDA Contracts” below for further discussion.

During the year ended December 31, 2020, we focused our energies on increasing our manufacturing capacity (nearly doubling prior capability since the beginning of the year) while portions of our workforce worked remotely as their positions allowed. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will, in part, depend on our ability to protect our employees and maintain our supply chain. Continued rapid expansion of capacity may be constrained by long lead-time purchased items and capital equipment needs. The Company continues to endeavor to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for employees who manufacture our products. For the year ended December 31, 2020, we maintained the consistency of our operations with minimal interruptions despite the impact of the COVID-19 pandemic. Although we intend to continue to take appropriate measures to ensure that any disruptions to our operations remain minimal during the pandemic, the complications resulting from the pandemic could result in unforeseen disruptions to our workforce and supply chain, including any potential interruptions in our ability to source, transport and supply materials to the Company that are necessary for continued operations, that could negatively impact our operations.

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

BARDA Contracts

In March 2020, BARDA awarded the Company two milestone-based contracts, with a value of $642,450 each, funding approximately 36% of the overall cost of development, testing and submission for two EUAs to provide rapid answers to patients believed to have COVID-19. Luminex funded the remaining 64% of the total program costs, representing $1.1 million each. In March 2020, the Company received FDA EUA for its new NxTAG CoV Extended Panel, a high-throughput test for detecting SARS-CoV-2 that provides results for up to 96 samples in approximately four hours. The NxTAG CoV Extended Panel runs on Luminex’s easy-to-use, compact MAGPIX System. In April 2020, the Company received FDA EUA for its new ARIES SARS-CoV-2 Assay, which is designed to provide rapid answers to patients believed to have COVID-19, generating results in approximately two hours. The test can be run on both 6-unit and 12-unit ARIES Systems.

In September, BARDA awarded the Company two additional milestone-based contracts valued at $5,389,813 and $683,500, respectively, related to completing a 510(k) filing for Luminex’s expanded NxTAG RPP, which includes the SARS-CoV-2 virus for COVID-19 testing, and to support the enhancement of the company’s xMAP SARS-CoV-2 Multi-Antigen IgG Assay. The Company intends to submit this enhanced serology assay for an EUA when this project is completed. No government contract revenue has been recorded to date for either of these two new BARDA contracts.

FDA Matters

On June 26, 2020, the Company received a warning letter (the Warning Letter) from the FDA relating to the operations of the Company’s Austin, Texas and Northbrook, Illinois facilities (the Facilities) and the Company’s VERIGENE Processor SP System. The Warning Letter resulted from inspections held at the Facilities from February 10, 2020 to February 14, 2020. The company submitted a comprehensive response to each of those inspections. The subsequently issued Warning Letter primarily relates to the Company’s VERIGENE SP instrument and its hybridization heater in connection with certain FDA requirements under the Quality System Regulation (21 C.F.R. Part 820) and the regulation of Medical Device Corrections and Removals (21 C.F.R. Part 806).

The Company timely submitted a response and corrective action plan to the FDA regarding the issues raised in the Warning Letter, as requested by the FDA, and continues working diligently and expeditiously to resolve the issues raised by the FDA. The Warning Letter did not restrict the manufacture, production or shipment of any of the Company’s products, nor require the withdrawal of any product from the marketplace. The Company believes it has taken, and is continuing to take, appropriate measures to address the items identified by the FDA with respect to the VERIGENE SP instrument and its hybridization heater, and the Company included communication of these measures in its response to the Warning Letter. Specifically, we recalled affected product from the field and replaced them with new units. Additionally, we are executing a field action to re-calibrate all VERIGENE SP instruments deployed in the field with in-house built and verified temperature verification fixtures by March 18, 2021. In addition, the Company continues to evaluate what further corrective or preventive action may be required.

The Company has responded to the FDA’s concerns raised in the Warning Letter but cannot give assurances that the FDA will be satisfied with its response to the Warning Letter or that such actions will sufficiently resolve the issues identified in the Warning Letter. Failure to promptly and fully address the issues raised in the Warning Letter to the FDA’s satisfaction or to comply with U.S. medical device regulatory requirements in general could result in further regulatory and enforcement actions being initiated by the FDA. These actions could result in, among other things, product recalls, product seizures, injunctions, civil monetary penalties, further delays in obtaining marketing authorization for products, an impact on federal contracts, limitations on our ability to export products, and criminal enforcement action. Any such actions could disrupt our ongoing business and operations and potentially have a material adverse effect on our business, financial condition and results of operations.

Consumable Sales and Royalty Revenue Trends

    We have experienced significant fluctuations in consumable revenue in the past. Year-over-year changes in consumable revenue have been an increase of $0.4 million, a decrease of $1.6 million, and an increase of $0.8 million, in 2020, 2019, and 2018, respectively. While the changes over the past three years have not been significant, fluctuations can manifest through periodic changes in volume from our largest purchasing partners. These partners account for 60% of our total consumable sales volume. We expect these fluctuations to continue as the ordering patterns and inventory levels of our largest bulk purchasing partners remain variable. Additionally, even though we experience variability in consumable revenue, the key indicator of the success of our partners’ commercialization efforts is the rising level of royalties and reported royalty-bearing sales. However, during 2020, consumables were flat and royalties were lower than in 2019 as a result of the COVID-19 pandemic. We expect to return to growth in consumables and royalties as the COVID-19 pandemic subsides.

Growth in Inventory

Our inventory has increased from $77.1 million as of December 31, 2019 to $123.1 million as of December 31, 2020, primarily as a result of increases in COVID-19 assay finished goods and instrument inventory to support significant increases in demand. Inventory levels may increase in 2021, primarily as a result of stocking COVID-19-related products to further support current and anticipated demand and new product launches.

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

•improvement of ARIES and VERIGENE gross margins;

•placements of our VERIGENE and ARIES Systems, our sample-to-answer platforms and assays;

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

    Goodwill represents the excess of the cost over the fair value of the assets of the acquired business. We evaluate the carrying value of goodwill on a reporting unit level annually, on October 1st of each year, or more frequently if there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In 2020 and 2019, the Company estimated the fair value of the reporting unit using a fair-value approach based on the market capitalization. This analysis requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company’s products, capital needs, economic trends and other factors which are inherently difficult to forecast. Our annual test, performed on the first day of the fourth quarter, did not result in an impairment charge for 2020 or 2019 as the estimated fair value of our reporting unit exceeded the carrying value by a significant enough amount that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under our analysis.

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

    Significant reform of the Internal Revenue Code was signed into legislation on December 22, 2017 pursuant to the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act). This legislation includes, among other things, changes to U.S. federal tax rates and the migration from a “worldwide” system of taxation to a territorial system. The U.S. tax reform modifications to the taxation of foreign profits and changes to deductibility of U.S operational expenses will have an ongoing impact to the tax estimates in our financial statements and may not be beneficial.

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

	Year Ended December 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	41%	45%	38%
Gross profit	59%	55%	62%
Operating expenses:
Research and development expense	13%	17%	15%
Selling, general and administrative expense	34%	38%	35%
Amortization of acquired intangible assets	3%	3%	3%
Total operating expenses	49%	58%	53%
Income from operations	10%	(4)%	9%
Interest and other expense, net	(3)%	1%	—%
Loss from equity method investment	—%	—%	—%
Income taxes	(3)%	2%	(3)%
Net income	4%	(1)%	6%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended December 31,
	2020	2019	Variance	Variance (%)
	(dollars in thousands)
Revenue	$417,396	$334,638	$82,758	25%
Gross profit	$247,852	$182,739	$65,113	36%
Gross margin percentage	59%	55%	4%	N/A
Operating expenses	$205,409	$194,818	$10,591	5%
Income from operations	$42,443	$(12,079)	$54,522	451%
Net income	$15,170	$(3,838)	$19,008	495%
    Total revenue increased by 25% to $417.4 million for 2020 from $334.6 million in 2019. The Company experienced increases primarily in assay sales, partially offset by decreases in royalty revenue compared to the prior year period. Total assay revenue increased 60% as compared to the same period in 2019 and this increase was mainly attributable to increased demand for respiratory and related products stemming from the COVID-19 pandemic, with increases in both our non-automated and automated assay revenue. Non-automated assay revenue grew 77% to $109.1 million for 2020 from $61.7 million in 2019 and comprised 51% of total assay revenue for 2020 compared to 47% of total assay revenue for the comparable period in 2019. Automated assay revenue, which consists of ARIES and VERIGENE assays, grew 49% to $100.9 million for 2020 from $67.7 million in 2019.

    The following table presents our revenues disaggregated by revenue source for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Variance	Variance (%)
	(dollars in thousands)
System sales	$70,764	$70,276	$488	1%
Consumable sales	48,936	48,542	394	1%
Royalty revenue	48,873	53,562	(4,689)	(9)%
Assay revenue	211,902	132,028	79,874	60%
Service revenue	23,341	22,413	928	4%
Other revenue	13,580	7,817	5,763	74%
	$417,396	$334,638	$82,758	25%
    We continue to have revenue concentration in a limited number of customers; however, revenue concentration has trended down significantly over the past several years. In 2020, the top five customers, by revenue, accounted for 22% of total revenue, down from 30% of total revenue in 2019 and 42% in 2018. In particular, our two largest customers by revenue accounted for 14% of 2020 total revenue (10% and 4%, respectively), a decrease from 17% of 2019 total revenue (12% and 5%, respectively). No other customer accounted for more than 6% of total revenue in 2020 or 2019. In 2020, approximately 22% of our revenue was derived from sales to non-U.S. customers, with approximately 12% of revenue from sales to customers in Europe and approximately 7% of revenue from sales to customers in Asia. This compares to approximately 25% of our 2019 revenue being derived from sales to non-U.S. customers, with approximately 11% of revenue from sales to customers in Europe and approximately 10% of revenue from sales to customers in Asia. This decline in the percentage of sales to non-U.S. customers has been driven primarily by a decrease in instruments sales as a result of the COVID-19 pandemic.

    Revenue from the sale of systems and peripheral components increased 1% to $70.8 million for 2020 from $70.3 million in 2019, and reflected a change in sales mix with higher sales of sample-to-answer systems, partially offset by lower sales of flow cytometry and multiplexing systems. Sample-to-answer sales benefited in part from the increased demand resulting from the COVID-19 pandemic, while both flow cytometry and multiplexing sales experienced pressures of reduced demand from the pandemic. We sold 973 multiplexing analyzers in 2020, as compared to 990 multiplexing analyzers sold in 2019. For 2020, our five highest selling partners accounted for 741 systems, or 76%, of total multiplexing analyzers sold, whereas our five highest selling partners in 2019 accounted for 787, or 79%, of total multiplexing analyzers sold.

    Consumable sales, comprised of microspheres and sheath fluid, increased 1% to $48.9 million in 2020 from $48.5 million in 2019, primarily driven by higher aggregate non-bulk purchases from several partners. During 2020, we had 74 bulk purchases of consumables totaling approximately $35.3 million, or 72% of total consumable revenue, ranging from $0.1 million to $3.9 million, as compared with 73 bulk purchases totaling approximately $36.2 million, or 74% of total consumable revenue, in 2019. We expect fluctuations in consumable sales on an ongoing basis. Partners who reported royalty-bearing sales accounted for $27.6 million, or 56%, of total consumable sales in 2020 compared to $34.0 million, or 70%, of the total consumable sales in 2019.

    Royalty revenue, which results when our partners sell products or testing services incorporating our technology, decreased 9% to $48.9 million for 2020 from $53.6 million for 2019, primarily attributable to an expectation of lower aggregate royalties to be reported by our partners. Some of our partners’ reports on end user sales indicated declines, which were primarily the result of the COVID-19 pandemic. Additionally, we expect modest fluctuations in the royalties submitted quarter to quarter based upon the varying contractual terms, differing reporting and payment requirements, and the addition of new partners. Our partners’ end user sales may reflect volatility from quarter to quarter and, therefore, that same volatility is reflected in our reported royalty revenues on a quarterly basis.

    Assay revenue increased 60% to $211.9 million for 2020 from $132.0 million for 2019, predominantly driven by increased demand for respiratory and related products stemming from the COVID-19 pandemic. Revenue for our non-automated testing assays increased by 77% to $109.1 million for 2020, from $61.7 million for 2019. Our sample-to-answer assay revenue, which consists of ARIES and VERIGENE assay sales, grew 49% to $100.9 million for 2020 from $67.7 million in 2019. No customer accounted for more than 4% of total assay revenue during 2020, down from 10% during the comparable period in 2019.

    Service revenue, comprised of extended warranty contracts earned ratably over the term of a contract and time and materials for billable service work not under an extended warranty contract, increased 4% to $23.3 million during 2020 from $22.4 million in 2019. This increase was primarily driven by an increase in the number of systems covered under extended service agreements. At December 31, 2020, we had approximately 3,500 Luminex systems covered under extended service agreements and $10.5 million in deferred revenue related to those contracts. At December 31, 2019, we had approximately 3,000 Luminex systems covered under extended service agreements and $8.7 million in deferred revenue related to those contracts.

    Other revenue, which includes training revenue, shipping revenue, miscellaneous part sales, amortized license fees, software revenue, custom service agreements and revenue from agreements with U.S. government agencies, increased to $13.6 million for 2020, compared to $7.8 million for 2019. This increase was primarily the result of two BARDA awards totaling approximately $1.3 million received in March 2020 for the development, testing and submission of our NxTAG and ARIES CoV assays, custom service revenue in the 2020, in addition to increases in shipping revenue in 2020, as compared to 2019.

    Gross Profit. Gross profit increased to $247.9 million for 2020, as compared to $182.7 million for 2019. Gross margin (gross profit as a percentage of total revenue) increased to 59% for 2020, from 55% for 2019. This increase in gross margin was primarily attributable to the economies of scale realized in manufacturing, in addition to (i) a favorable sales mix in 2020 and (ii) the absorption of the flow cytometry acquisition-related costs in 2019, primarily expenses of $1.1 million for the step-up in inventory to fair value, which did not repeat in 2020. The concentration of sales in our higher margin items (royalties, consumables, and non-automated assays), represented 50% of revenue for 2020, as compared to 49% in 2019. We anticipate fluctuation in gross margin and related gross profit in future periods primarily as a result of variability in consumable and system purchases and seasonality effects inherent in our assay revenue.

    Research and Development Expense. Research and development expense increased to $53.7 million, or 13% of total revenue, for 2020 from $56.2 million, or 17% of total revenue, in 2019. The decrease in research and development expense was primarily attributable to lower direct material expenses, reflecting development activities which were lower in 2020 or completed in 2019 for VERIGENE II assays, the xMAP INTELLIFLEX and Guava Next Gen systems. Research and development expenses in 2020 include expenses related to the development and testing of our NxTAG CoV Extended Panel and the ARIES SARS-CoV-2 Assay which were partially funded under the BARDA contracts awarded in March 2020 and our VERIGENE SP SARS-CoV-2 and VERIGENE II RSP Flex + CoV assays. Research and development headcount as of December 31, 2020 was 218, as compared to 216 as of December 31, 2019. The focus of our research and development activities is expanding the portfolio of COVID-19 solutions, in addition to our ongoing efforts around the development and commercialization of the VERIGENE II System and associated assays, and the development of the xMAP INTELLIFLEX System.

    Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding the amortization of acquired intangible assets, increased to $140.2 million for 2020 from $127.2 million for 2019. The increase over the prior year period was primarily attributable to higher sales and marketing expenses, in particular, commission and personnel-related costs in 2020 related to the increase in revenue. Selling, general and administrative headcount at December 31, 2020 was 502, as compared to 495 at December 31, 2019. As a percentage of revenue, selling, general and administrative expense, excluding the amortization of acquired intangible assets, was 34% for 2020 and 38% for 2019.

    Interest and Other Expense, Net. Interest and other expense, net, consists primarily of interest expense and income. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt discount, issuance costs, and coupon interest attributable to the Notes issued in May 2020, which was approximately $11.5 million in 2020.

    Income taxes. Our effective tax rate for 2020 was 47.6%, or a provision of $13.8 million, as compared to a benefit of 60.0%, or $5.7 million, for 2019. The tax expense for 2020 was primarily a result of U.S. federal tax under the global intangible low-tax income (GILTI) provisions of the Tax Act and tax expense of $2.1 million recorded related to valuation allowances which offset deferred tax assets of certain U.S. state net operating loss carryforwards. The tax benefit for 2019 reflects a reduction in unrecognized tax benefits related to the U.S. transition tax of $6.6 million as a result of a ruling for certain aspects of the earnings and profits (E&P) calculation of our Canadian subsidiary. Our rate is also impacted by our research tax credit benefit for our U.S. and Canadian entities.

We expect our worldwide mix of earnings will mainly be taxed in jurisdictions with a top statutory tax rate of 25% in the near-term. The Company also expects to generate annual research tax credit benefits. However, the Tax Act’s modifications to the taxation of foreign profits and changes to deductibility of U.S. operational expenses will have an ongoing impact to the tax estimates in our financial statements and may not be beneficial. As a result, unless the Tax Act is modified or repealed, we expect our consolidated effective tax rate to be in the 25% to 35% range over the next several years, absent any other significant discrete items. We continue to assess our business model and its impact in various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$309,407	$59,173
    At December 31, 2020, we held cash and cash equivalents of $309.4 million and had working capital of $421.6 million. At December 31, 2019, we held cash and cash equivalents of $59.2 million and had working capital of $144.4 million. Cash, and cash equivalents increased by $250.2 million during 2020. The increase in cash and cash equivalents from the prior year is primarily attributable to the net proceeds of $217.6 million we received from the issuance of Notes in the second quarter 2020, net cash provided by operating activities of $49.9 million, and proceeds from the issuance of common stock of $20.4 million. These increases were partially offset by the purchases of property, plant and equipment of $17.9 million and dividend payments of $16.5 million.

    We have funded our operations to date primarily through cash generated from operations and the issuance of equity securities (in conjunction with an initial public offering in 2000, subsequent option exercises, and our follow-on public offering in 2008) and debt securities (in conjunction with the Notes offering). Our cash reserves are held directly or indirectly in a variety of short-term, interest-bearing instruments, including non-government sponsored debt securities. We do not have any investments in asset-backed commercial paper, auction rate securities, or mortgage backed or sub-prime style investments.

    Cash provided by operations was $49.9 million for 2020, as compared with cash provided by operations of $13.5 million for 2019. This increase was primarily attributable to higher net income generated in the year ended December 31, 2020 as compared to the year ended December 31, 2019. Cash used in investing activities was $17.9 million for 2020, a decrease from $20.6 million for 2019. Currently, exclusive of changes in available-for-sale securities, we expect cash used in investing activities to be primarily for purchases of property and equipment, and continued strategic investments or acquisitions.

    Cash provided by financing activities increased to $219.2 million for 2020, from cash used in financing activities of $10.5 million for 2019. This change in cash flows from financing activities was primarily attributable to the net proceeds of $217.6 million we received from the issuance of debt securities (in conjunction with the Notes offering).

    Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the timing and outcome of regulatory approvals, the need to acquire licenses to new technologies, costs associated with strategic acquisitions including acquisition and integration costs and assumed liabilities, the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2021.

    Our short-term projects that are expected to require significant capital to complete include (i) our current in-process research and development of the next generation VERIGENE System, VERIGENE II, on which we began clinical trials in May 2018 and (ii) the next generation xMAP System, xMAP INTELLIFLEX. The Company is currently targeting the commercial launch of the VERIGENE II System in 2021 and believes the xMAP INTELLIFLEX will launch commercially in the first half of 2021. In addition, we closed on the purchase of the building in Northbrook, Illinois in the first quarter of 2021 for approximately $8.0 million. We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months. Factors that could affect our capital requirements, in addition to those listed above, include, without limitation: (i) continued collections of accounts receivable consistent with our historical experience; (ii) our ability to manage our inventory levels consistent with past practices; (iii) volatility in our key partners’ consumable purchasing patterns; (iv) execution of partnership agreements that include significant up-front license fees; (v) execution of our stock repurchase and dividend programs from time to time and (vi) executing strategic investment or acquisition agreements requiring significant cash consideration. See also the “Safe Harbor Cautionary Statement” and risk factors of this report.

    In February 2017, the Board of Directors initiated a cash dividend program to pay a regular quarterly cash dividend. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends are in the best interests of stockholders and are in compliance with applicable laws and agreements of the Company. On February 8, 2021, we announced that our Board declared a quarterly cash dividend of $0.09 per share of common stock to be paid to shareholders of record as of the close of business on March 25, 2021 with a payment date of April 15, 2021.

    We hold cash and cash equivalents at various foreign subsidiaries. As a result of reductions to the U.S. taxation of dividends from foreign subsidiaries under the Tax Act and continued profitability of our Canadian subsidiary, in future years we may continue to repatriate earnings of our Canadian subsidiary. The cash and cash equivalents held by this subsidiary may be more readily available to meet domestic cash requirements in the next year, but will continue to be subject to foreign withholding tax that would be incurred upon repatriation. We anticipate that cash and cash equivalents held by all other foreign subsidiaries will continue to be permanently reinvested and may not be readily available to meet domestic cash requirements.

We believe that our cash provided by operations and our cash and cash equivalents will be sufficient to meet our anticipated capital needs for at least the next twelve months. However, any projections of future cash flows and capital requirements are subject to substantial uncertainty, including as a result of the risks, uncertainties and assumptions described in Item 1A “Risk Factors.” To the extent our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development and deployment of our technologies, or to supplement our position through strategic acquisitions. There can be no assurance that debt or equity funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into agreements on unattractive terms.

Contractual Obligations

    As of December 31, 2020, we had approximately $65.6 million in non-cancellable purchase obligations for the next 12 months. These obligations are included in our estimated cash usage during 2021. The following table reflects our total current non-cancellable obligations by period as of December 31, 2020 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligation, including interest	$295,100	$7,800	$15,600	$271,700	$—
Non-cancellable rental obligations	21,376	7,206	10,047	4,123	—
Non-cancellable purchase obligations (1)	68,103	65,560	2,353	190	—
Minimum royalty commitments (2)	103	25	49	29	—
Insurance premiums	1,561	1,561	—	—	—
Total (3)	$386,243	$82,152	$28,049	$276,042	$—
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
(3) Due to the uncertainty with respect to the timing of future cash flows associated with Luminex’s unrecognized tax benefits at December 31, 2020, Luminex is unable to make reasonably reliable estimates of the timing of cash settlement with the respective taxing authority. Therefore,$3.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 11 to the Consolidated Financial Statements for a discussion on income taxes.

Inflation

    We do not believe that inflation has had a direct adverse effect on our operations to date. However, a substantial increase in product and manufacturing costs and personnel-related expenses could have an adverse impact on our results of operations in the event these expenses increase at a faster pace than we can increase our system, consumable and royalty revenue rates.

Recently Adopted Accounting Pronouncements

    See Note 18 to our Consolidated Financial Statements contained in Item 8 of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in long-term instruments available-for-sale. A 50 basis point fluctuation from average investment returns at December 31, 2020 would yield a less than 0.5% variance in overall investment return, which would not have a material adverse effect on our financial condition.

    Foreign Currency Risk. Our international business is subject to risks, including, but not limited to: foreign exchange rate volatility, differing tax structures, unique economic conditions, other regulations and restrictions and changes in political climate. Accordingly, our future results could be materially and adversely impacted by changes in these and other factors.

    As of December 31, 2020, as a result of our foreign operations, we have costs, assets and liabilities that are denominated in foreign currencies, primarily Canadian dollars and to a lesser extent the Euro, Renminbi and Yen. For example, some fixed asset purchases and certain expenses are denominated in Canadian dollars while sales of products are primarily denominated in U.S. dollars. All transactions in our Netherlands and Japanese subsidiaries are denominated in Euros and Yen, respectively. All transactions, with the exception of our initial capital investment, in our Chinese subsidiary are denominated in Renminbi. As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. A significant majority of our revenues are denominated in U.S. dollars. The impact of foreign exchange on foreign denominated balances will vary in relation to changes between the U.S. dollar, Canadian dollar, Euro, Yen and Renminbi exchange rates. A 10% change in all of these exchange rates in relation to the U.S. dollar would result in a statement of comprehensive income impact of approximately $1.6 million on foreign currency denominated asset and liability balances as of December 31, 2020. As a result of our efforts to expand globally, in the future we will be exposed to additional foreign currency risk in multiple currencies. We regularly assess the market to determine if additional strategies are appropriate to mitigate future risks.

    In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products. In addition, interest rate fluctuations could affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows. Our aggregate foreign currency transaction gain of $1,012,000 was included in determining our consolidated results for the year ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Luminex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luminex Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statement of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Revenues with variable considerations
Description of the matter	As described in Note 1 to the consolidated financial statements, revenues from product sales typically include variable consideration based on volume of sales during a designated time period. Revenue from customers is recorded based on a transaction price which includes estimates of variable consideration based on multiple data points including customer contractual tiered pricing, specific known market events and trends as well as historical and forecasted customer buying patterns which must be evaluated and updated as pricing terms and industry conditions change. For the year ended December 31, 2020, the Company recorded $417.4 million of product revenues which included such variable consideration.
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

Realizability of inventories
Description of the matter	The Company’s inventories totaled $123.1 million as of December 31, 2020, representing 15% of total assets. As explained in Note 1 of the consolidated financial statements, inventories are stated at the lower of cost or net realizable value, which includes considerations for inventory becoming obsolete or having quantities in inventory in excess of anticipated usage based upon the Company’s assumptions about future demand for products and other market conditions.
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
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Luminex Corporation

Opinion on Internal Control over Financial Reporting

We have audited Luminex Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Luminex Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
February 26, 2021

LUMINEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$309,407	$59,173
Accounts receivable, net	66,963	55,815
Inventories, net	123,134	77,084
Prepaids and other	9,527	10,398
Total current assets	509,031	202,470
Property and equipment, net	64,146	65,515
Intangible assets, net	78,796	90,336
Deferred income taxes	21,077	27,702
Goodwill	118,145	118,145
Right-of-use assets	17,768	20,439
Other	16,500	19,122
Total assets	$825,463	$543,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,049	$17,983
Accrued liabilities	56,365	31,872
Deferred revenue - current portion	10,047	8,214
Total current liabilities	87,461	58,069
Deferred revenue	1,658	1,633
Lease liabilities	13,366	17,182
Long-term debt	203,136	—
Other long-term liabilities	2,131	1,985
Total liabilities	307,752	78,869
Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding: 45,682,687 shares at December 31, 2020; 44,325,369 shares at December 31, 2019	45	44
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	434,021	380,304
Accumulated other comprehensive loss	(142)	(1,380)
Retained earnings	83,787	85,892
Total stockholders’ equity	517,711	464,860
Total liabilities and stockholders’ equity	$825,463	$543,729

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018

Revenue	$417,396	$334,638	$315,818
Cost of revenue	169,544	151,899	120,327
Gross profit	247,852	182,739	195,491
Operating expenses:
Research and development	53,651	56,228	47,164
Selling, general and administrative	140,216	127,183	111,816
Amortization of acquired intangible assets	11,542	11,407	8,665
Total operating expenses	205,409	194,818	167,645
Income (loss) from operations	42,443	(12,079)	27,846
Interest and other expense, net	(11,912)	3,100	465
Loss from equity method investment	(1,591)	(523)	—
Income (loss) before income taxes	28,940	(9,502)	28,311
Income tax (expense) benefit	(13,770)	5,664	(9,803)
Net income (loss)	$15,170	$(3,838)	$18,508

Net income (loss) attributable to common stockholders
Basic	$14,873	$(3,773)	$18,196
Diluted	14,872	(3,775)	18,197
Net income (loss) per share attributable to common stockholders
Basic	$0.33	$(0.09)	$0.42
Diluted	$0.32	$(0.09)	$0.41
Weighted-average shares used in computing net income (loss) per share
Basic	45,102	44,148	43,727
Diluted	45,820	44,148	44,291

Dividends declared per share	$0.37	$0.30	$0.24

Other comprehensive income (loss):
Foreign currency translation adjustments	1,238	(253)	(502)
Other comprehensive income (loss)	1,238	(253)	(502)
Comprehensive income (loss)	$16,408	$(4,091)	$18,006

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net income (loss)	$15,170	$(3,838)	$18,508
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,483	28,529	23,674
Amortization of debt issuance costs	6,533	—	—
Stock-based compensation	14,852	13,198	12,226
Deferred income tax (benefit) expense	6,593	(7,444)	8,159
Loss on sale or disposal of assets	851	641	730
Loss (earnings) on equity method investment (1)	1,592	(2,719)	—
Other	2,086	(329)	(1,369)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,139)	(2,440)	(1,569)
Inventories, net	(45,973)	(13,559)	(6,827)
Other assets	4,125	4,789	(3,319)
Accounts payable	3,184	3,370	4
Accrued liabilities	19,686	(5,630)	103
Deferred revenue	1,888	(1,031)	579
Net cash provided by operating activities	49,931	13,537	50,899
Cash flows from investing activities:
Purchase of property and equipment	(17,910)	(16,249)	(21,292)
Business acquisition consideration, net of cash acquired	—	—	(65,381)
Proceeds from net working capital adjustments related to business acquisition	—	1,916	—
Issuance of note receivable	—	—	(1,000)
Purchase of equity affiliate	—	(6,980)	—
Proceeds from (payments to) cost method investment	—	734	(1,782)
Proceeds from sale of assets and investments	—	—	2
Acquired technology rights	22	(40)	(4,000)
Net cash used in investing activities	(17,888)	(20,619)	(93,453)
Cash flows from financing activities:
Proceeds from issuance of convertible note, net of issuance costs	252,247	—	—
Purchase of convertible notes bond hedge	(54,626)	—	—
Proceeds from issuance of warrants	19,968	—	—
Proceeds from issuance of common stock	20,435	3,750	4,570
Shares surrendered for tax withholding	(2,373)	(2,095)	(2,312)
Dividends paid	(16,485)	(12,153)	(10,654)
Net cash provided by (used in) financing activities	219,166	(10,498)	(8,396)
Effect of foreign currency exchange rate on cash	(975)	312	279
Change in cash and cash equivalents	250,234	(17,268)	(50,671)
Cash and cash equivalents, beginning of period	59,173	76,441	127,112
Cash and cash equivalents, end of period	$309,407	$59,173	$76,441

(1) The (earnings) loss on equity method affiliate is shown net of the $3.2 million non-cash gain recognized in the fourth quarter 2019, resulting from the remeasurement of our equity method investment. See Note 2 - Investments and Other Assets for further details.

See the accompanying notes which are an integral part of these
Consolidated Financial Statements.

LUMINEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2017	43,404,493	$43	$350,834	$(625)	$87,655	$437,907
Exercise of stock options	157,754	—	2,814	—	—	2,814
Issuances of restricted stock, net of shares withheld for taxes	253,152	1	(2,312)	—	—	(2,311)
Stock compensation	—	—	12,187	—	—	12,187
Issuance of common shares under ESPP	83,811	—	1,740	—	—	1,740
Net income	—	—	—	—	18,508	18,508
Foreign currency translation adjustments	—	—	—	(502)	—	(502)
Dividends	—	—	86	—	(10,796)	(10,710)
Other	—	—	—	—	8,023	8,023
Balance at December 31, 2018	43,899,210	$44	$365,349	$(1,127)	$103,390	$467,656
Exercise of stock options	95,097	—	1,698	—	—	1,698
Issuances of restricted stock, net of shares withheld for taxes	217,620	—	(2,095)	—	—	(2,095)
Stock compensation	—	—	13,198	—	—	13,198
Issuance of common shares under ESPP	113,442	—	2,030	—	—	2,030
Net income	—	—	—	—	(3,838)	(3,838)
Foreign currency translation adjustments	—	—	—	(253)	—	(253)
Dividends	—	—	124	—	(13,660)	(13,536)
Balance at December 31, 2019	44,325,369	$44	$380,304	$(1,380)	$85,892	$464,860
Exercise of stock options	990,071	1	17,988	—	—	17,989
Issuances of restricted stock, net of shares withheld for taxes	240,100	—	(2,373)	—	—	(2,373)
Stock compensation	—	—	14,852	—	—	14,852
Issuance of common shares under ESPP	127,147	—	2,391	—	—	2,391
Net income	—	—	—	—	15,170	15,170
Foreign currency translation adjustments	—	—	—	1,238	—	1,238
Dividends	—	—	184	—	(17,275)	(17,091)
Equity component of convertible notes, net of issuance costs	—	—	41,950	—	—	41,950
Purchases of convertible note hedge	—	—	(41,243)	—	—	(41,243)
Issuance of warrants	—	—	19,968	—	—	19,968
Balance at December 31, 2020	45,682,687	$45	$434,021	$(142)	$83,787	$517,711

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

    The Company primarily serves the life sciences industries by marketing products, including our specific testing equipment and assays, to various types of testing laboratories. As of December 31, 2020, the Company had 82 strategic partners, 54 of which have released commercialized reagent-based products utilizing the Company’s technology. Luminex and these partners have sold approximately 17,900 xMAP-based instruments in laboratories worldwide as of December 31, 2020, some of which may be retired or otherwise not in use. The Company’s remaining partners are in various stages of development and commercialization of products incorporating the Company’s technology.

    A primary focus for the Company’s growth is the development and sale of molecular diagnostic assays utilizing the Company’s proprietary MultiCode and VERIGENE technologies for use on the Company’s installed base of systems. The Company utilizes a direct sales model for sales of these products, which is intended to take advantage of the Company’s increasing installed base of instruments. Luminex’s assays are primarily focused on multiplexed applications for the human molecular clinical diagnostics market. Luminex’s assays are currently focused on three segments of the molecular diagnostic testing market: infectious disease, personalized medicine and human genetics.

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

Fair Value of Financial Instruments

    The fair values of financial instruments are determined by obtaining non-binding market prices from the Company’s third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets or inputs other than quoted prices that are observable either directly or indirectly in determining fair value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, equity-method investments, long-term investments, accounts payable and accrued liabilities. The fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2020 and 2019. See Note 6 for further details concerning fair value measurements.

Supplemental Cash Flow Statement Information (in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash paid during the period for taxes	$2,141	$1,206	$2,214
Cash paid during the period for interest and penalties	3,969	29	17
Effect of acquisitions:
Fair value of tangible assets acquired	—	2,657	13,262
Liabilities assumed	—	(1,915)	(5,082)
Cost in excess of fair value of assets acquired	—	18	32,647
Acquired identifiable intangible assets	—	609	26,797
Deferred tax liabilities, net	—	731	(4,433)
In-process research and development	—	(4,016)	6,703
Total purchase price	—	(1,916)	69,894
Less cash and cash equivalents acquired	—	—	4,513
Net cash paid for business acquisition	$—	$(1,916)	$65,381

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

    One customer accounted for 10%, 12% and 14% of our total revenues in 2020, 2019 and 2018, respectively. Another customer accounted for 4%, 5% and 15% of our total revenues in 2020, 2019 and 2018, respectively. No other customer accounted for more than 10% of our total revenues in 2020, 2019 or 2018.

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

Property and Equipment

    Property and equipment are carried at cost less accumulated amounts for amortization and depreciation. Property and equipment are typically amortized or depreciated on a straight-line basis over the useful lives of the assets, which typically range from two to seven years. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvements and equipment. The Company classifies the carrying value of Luminex’s xMAP, ARIES and VERIGENE Systems placed within the reagent rental program and the instruments on loan to customers in property and equipment as “Assets on loan/rental.”

Leases

With the adoption of the new lease guidance effective January 1, 2019, the Company determines whether an agreement represents a lease and at commencement we evaluate each lease agreement to determine whether the lease is an operating or financing lease. The Company recorded an operating lease right-of-use asset and an operating lease liability on its balance sheet. Right-of-use lease assets represent the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all lease agreements we combine lease and non-lease components. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Goodwill and Other Intangible Assets

    Goodwill represents the excess of the cost over the fair value of the assets of the acquired business. In accordance with Accounting Standards Codification (ASC) 350 “Goodwill and Other” (ASC 350), goodwill is reviewed for impairment at least annually at the beginning of the fourth quarter, or more frequently if impairment indicators arise, tested at our sole reporting unit level. Events or circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate, significant changes in our use of the acquired assets, significant negative industry or economic trends, significant under-performance relative to operating performance indicators and significant changes in competition. The Company determined that no triggering events occurred during the year ended December 31, 2020. In 2020 and 2019, the Company estimated the fair value of the reporting unit using a fair-value-based approach based on the market capitalization. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company’s products, capital needs, economic trends and other factors which are inherently difficult to forecast. The Company’s annual test did not result in an impairment charge in 2020, as the estimated fair value of the reporting unit continued to exceed the carrying value by a significant enough amount such that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit. No goodwill impairments were recorded in 2020, 2019 or 2018.

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

Revenue Recognition, Receivables and Allowance for Doubtful Accounts

    Performance Obligations: Revenue is generated primarily from the sale of the Company’s products and related services, which are primarily support and maintenance services on the Company’s systems. The Company recognizes revenue when the customer obtains control of promised products or services, in an amount that reflects the consideration which the Company expects to receive in exchange for these products or services. To determine revenue recognition for arrangements, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract, identifies the performance obligations and assesses whether each promised good or service is distinct. The Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation and recognizes as revenue when such performance obligation is satisfied. Revenue recognition typically occurs upon shipment or delivery to the customer depending upon the shipping terms. We treat shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost. Our customers do not typically have any contractual rights of return outside of our warranty provisions. The Company has allowed few returns to date and believes that returns of its products will be minimal in the future.

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

    Reagent Rentals: The Company provides systems and certain other hardware to customers through reagent rental agreements, under which the customers commit to purchasing minimum quantities of assays at a stated price over a defined contract term, which is normally two to three years. Instead of rental payments, the Company recovers the cost of providing the system and other hardware in the amount charged for assays. Revenue is recognized over the defined contract term as assays are shipped. The depreciation costs associated with the system and other hardware are charged to cost of sales on a straight-line basis over the estimated life of the system. The costs to maintain these instruments in the field are charged to cost of sales as incurred. Under the guidance, the Company reclassified the portion of reagent rental revenue associated with the recovery of the cost of providing the system and other hardware in reagent rental agreements from assay revenue to system revenue.

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

    Receivables and Allowance for Doubtful Accounts: We recognize receivables when we have an unconditional right to payment, which represents the amount we expect to collect in a transaction and is most often equal to the transaction price in the contract. The Company adopted the new credit loss standard effective January 1, 2020. The primary impact for the Company was the timing of recording expected credit losses on its trade receivables. The Company’s allowance for doubtful accounts is based upon its expected credit losses, which is based upon its historical loss experience. Management prepared an analysis of partner versus non-partner credit loss experience and noted that its loss experience between partners and non-partners was very comparable. These receivables have been pooled together, as similar risk characteristics exist between them. On the rare occasion that interest is charged on trade receivables, it is recognized when received and there are no related fees and costs. Receivable balances are written off to the allowance for doubtful accounts when, in the judgment of management, they are considered uncollectible. The Company's credit losses have historically been within the Company’s expectations, but there can be no assurance that the Company will continue to experience the same level of credit losses that it has in the past. A significant change in the liquidity or financial position of any one of the Company’s significant customers, or a deterioration in the economic environment in general, could have a material adverse impact on the collectability of the Company’s accounts receivable and its future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

Product-Related Expenses

    The Company provides for the estimated cost of initial product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required. Shipping and handling costs associated with product sales are included in cost of sales. Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising.  Advertising expenses, which include trade shows and conventions, were approximately $1.4 million, $3.5 million and $2.8 million for 2020, 2019 and 2018, respectively, and were included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

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

    Available-for-sale securities consisted of the following as of December 31, 2020 (in thousands):

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

    There were no proceeds from the sales of available-for-sale securities for the years ended December 31, 2020 and December 31, 2019. Realized gains and losses on sales of investments are determined using the specific identification method and are included in other income (expense) in the Consolidated Statement of Comprehensive Income. There were no available-for-sale debt securities as of December 31, 2020 or December 31, 2019.

    Non-Marketable Securities and Other-Than-Temporary Impairment

    During the year ended December 31, 2018, the Company made a $1.8 million investment in Combinati, a private company. Subsequently, on October 1, 2019, the Company made an additional $7.0 million investment in Combinati, bringing the Company's ownership to approximately 28.4% of the voting interest of Combinati. The Company does not have majority control of the entity in which the investment was made, but has the ability to exercise significant influence over operating and financial policies due to its larger ownership percentage and its seat on the Board of Directors. The Company does not have unilateral decision making power, and therefore will not consolidate the investee; therefore, the Company accounts for this investment using the equity method. In the fourth quarter of 2019, we remeasured the existing, minority interest investment based on the fair value prior to the additional investment and recorded a gain of approximately $3.2 million in Other income, net in the Consolidated Statements of Comprehensive Income. The minority interest investment in Combinati is classified in equity method investments to distinguish it from other minority interest investments that take the fair value alternative. The Company's proportionate share of income or loss of approximately 28.4% is recorded in other income (expense), net in the Consolidated Statement of Comprehensive Income. This non-marketable equity investment is recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. The Company periodically reviews this equity investment for other-than-temporary declines in fair value based on the specific identification method and writes down the investment to its fair value when it determines that an other-than-temporary decline has occurred.

    As of December 31, 2020, the carrying value of the Company’s total investment in Combinati was $9.9 million, which exceeded the Company’s share of Combinati’s net assets by $8.1 million and is not amortized. For the year ended December 31, 2020, the Company recorded the allocable share of Combinati’s net income in its Consolidated Statement of Comprehensive Income and as an adjustment to the invested balance.

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

    The Company owned a minority interest in another private company based in the U.S. through its initial investment of $1.0 million in the third quarter of 2012. We were informed that this private company will be dissolving and ceasing operations in the first quarter of 2020. We received cash representing the majority of our investment in the fourth quarter of 2019 and recorded an impairment of $205,000 in Other income, net in the Consolidated Statements of Comprehensive Income during 2019 based upon these circumstances. We received the final cash payment for the remainder of this minority interest in the first quarter of 2020, recorded in cash flows from investing activities in the Consolidated Statements of Cash Flows.

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

    Other long-term assets consisted of the following at December 31 (in thousands):

	2020	2019
Purchased technology rights (net of accumulated amortization of $8,872 and $8,300 in 2020 and 2019, respectively)	$5,454	$6,027
Minority interest and equity method investments	9,909	11,501
Other	1,137	1,594
	$16,500	$19,122

    For the years ended December 31, 2020 and 2019, the Company recognized amortization expense related to the amortization of purchased technology rights of approximately $572,000 and $667,000, respectively. Future amortization expense is estimated to be $542,000 in 2021, $543,000 in 2022, $537,000 in 2023, $532,000 in 2024, $532,000 in 2025 and $2,768,000 thereafter.

NOTE 3 — ACCOUNTS RECEIVABLE AND RESERVES

    Accounts receivable consisted of the following (in thousands):

	2020	2019
Accounts receivable	$68,629	$56,956
Less: Allowance for doubtful accounts	(1,666)	(1,141)
	$66,963	$55,815

    The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2017	$1,345
Net increases charged to costs and expenses	(437)
Write-offs of uncollectible accounts	(65)
Balance at December 31, 2018	$843
Net recoveries charged to costs and expenses	400
Write-offs of uncollectible accounts	(102)
Balance at December 31, 2019	1,141
Net recoveries charged to costs and expenses	546
Write-offs of uncollectible accounts	(21)
Balance at December 31, 2020	1,666

NOTE 4 — INVENTORIES, NET

    Inventories consisted of the following at December 31 (in thousands):

	2020	2019
Parts and supplies	$86,380	$45,459
Work-in-progress	18,858	15,532
Finished goods	17,896	16,093
	$123,134	$77,084

    The Company has non-cancellable purchase commitments with certain of its component suppliers in the amount of approximately $68.1 million at December 31, 2020. Should production requirements fall below the level of the Company’s commitments, the Company could be required to take delivery of inventory for which it has no immediate need or incur an increased cost per unit going forward.

NOTE 5 — FAIR VALUE MEASUREMENT

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

    The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. There were no transfers between Level 1, Level 2 or Level 3 measurements for the year ended December 31, 2020.

    The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements as of December 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$707	$—	$—	$707
Equity investment	$—	$—	$9,909	$9,909

	Fair Value Measurements as of December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Assets:
Money Market funds	$707	$—	$—	$707
Minority interest investments - long-term	$—	$—	$22	$22
Equity investment	$—	$—	$11,501	$11,501

NOTE 6 — PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31 (in thousands):

	2020	2019
Laboratory equipment	$70,189	$60,486
Leasehold improvements	45,784	43,471
Computer equipment	4,034	3,916
Purchased software	22,981	22,621
Furniture and fixtures	6,081	5,924
Assets on loan/rental	32,544	28,946
	181,613	165,364
Less: Accumulated depreciation	(117,467)	(99,849)
	$64,146	$65,515

    Depreciation expense was $18.4 million and $16.5 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

    The changes in the carrying amount of goodwill during the period are as follows (in thousands):

	December 31, 2020	December 31, 2019
Balance at beginning of period	$118,145	$118,127
Flow cytometry acquisition	$—	$18
Balance at end of period	$118,145	$118,145

    A portion of the Company’s goodwill is not expected to be deductible for tax purposes. The Company’s intangible assets are reflected in the table below (in thousands, except weighted average lives):

	Finite-lived			Indefinite-lived
	Technology, trade secrets and know-how	Customer lists and contracts	Other identifiable intangible assets	IP R&D	Total
2019
Balance as of December 31, 2018	$98,469	$23,819	$10,655	$24,013	$156,956
Flow cytometry acquisition purchase price allocation adjustments	(116)	(428)	1,154	(4,016)	(3,406)
Balance as of December 31, 2019	98,353	23,391	11,809	19,997	153,550
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2018	(40,501)	(9,036)	(2,271)	—	(51,808)
Amortization expense	(7,784)	(2,428)	(1,194)	—	(11,406)
Accumulated amortization balance as of December 31, 2019	(48,285)	(11,464)	(3,465)	—	(63,214)
Net balance as of December 31, 2019	$50,068	$11,927	$8,344	$19,997	$90,336
Weighted average life (in years)	11	10	10

2020
Balance as of December 31, 2019	$98,353	$23,391	$11,809	$19,997	$153,550
Completion of IPR&D projects	2,687			(2,687)	—
Balance as of December 31, 2020	101,040	23,391	11,809	17,310	153,550
Less: accumulated amortization:
Accumulated amortization balance as of December 31, 2019	(48,285)	(11,464)	(3,465)	—	(63,214)
Amortization expense	(7,919)	(2,427)	(1,194)	—	(11,540)
Accumulated amortization balance as of December 31, 2020	(56,204)	(13,891)	(4,659)	—	(74,754)
Net balance as of December 31, 2020	$44,836	$9,500	$7,150	$17,310	$78,796
Weighted average life (in years)	11	10	10

    The Company currently has two IP R&D projects. The first relates to the development of the next generation VERIGENE System, VERIGENE II. The Company is targeting the commercial launch of the VERIGENE II System in 2021. The second is a defensive IP R&D project related to the Company’s next generation xMAP System, xMAP INTELLIFLEX, which the Company currently believes will launch commercially in the first half of 2021. The next generation Guava System (Guava Next Gen System), acquired as part of the Company’s acquisition of EMD Millipore Corporation’s flow cytometry portfolio, was launched commercially in the second quarter of 2020 and transferred from IP R&D to finite-lived technology, trade secrets and know-how and is being amortized.

    The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

2020	$11,316
2021	10,070
2022	9,721
2023	9,721
2024	8,188
Thereafter	12,470
$61,486

NOTE 8 — OTHER COMPREHENSIVE (LOSS) INCOME

    Comprehensive loss represents a measure of all changes in equity that result from recognized transactions and other economic events other than those resulting from investments by and distributions to shareholders. Other comprehensive loss for the Company includes foreign currency translation adjustments and net unrealized holding gains and losses on available-for-sale investments.

    The following table presents the changes in each component of accumulated other comprehensive loss, net of tax (in thousands):

Accumulated Other Comprehensive Loss Items - Foreign Currency
Balance as of December 31, 2019	$(1,380)
Other comprehensive loss	1,238
Net current-period other comprehensive loss	1,238
Balance as of December 31, 2020	$(142)

    There are no tax benefits or expenses related to the other comprehensive loss for the twelve months ended December 31, 2020.

NOTE 9 — ACCRUED LIABILITIES

    Accrued liabilities consisted of the following as of December 31 (in thousands):

	2020	2019
Compensation and employee benefits	$33,992	$17,011
Dividends payable	4,711	4,104
Income and other taxes	7,058	1,538
Warranty costs	1,849	1,641
Royalties payable	782	1,335
Current operating lease liabilities	5,942	5,053
Convertible notes interest payable	996	—
Other	1,035	1,190
	$56,365	$31,872

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

    The following table summarizes the changes in the warranty accrual (in thousands):

Accrued warranty costs at December 31, 2017	$1,308
Warranty services provided	(2,159)
Accrual for warranty costs	2,752
Accrued warranty costs at December 31, 2018	1,901
Warranty services provided	(2,868)
Accrual for warranty costs	2,608
Accrued warranty costs at December 31, 2019	1,641
Warranty services provided	(2,362)
Accrual for warranty costs	2,570
Accrued warranty costs at December 31, 2020	$1,849

NOTE 10 — CONVERTIBLE SENIOR NOTES

In May 2020, the Company issued $260.0 million principal amount of Convertible Senior Notes due in May 2025 (Notes). The interest rates for the Notes is fixed at 3.00% per annum with interest payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2020. The Notes mature on May 15, 2025, unless earlier converted or repurchased in accordance with their terms prior to such date. Each $1,000 of principal amount of the Notes will initially be convertible into 22.8918 shares of the Company's common stock, which is equivalent to an initial conversion price of approximately $43.68 per share. The initial conversion price for each of the Notes is subject to adjustment upon the occurrence of certain specified events. On December 3, 2020, we announced that our Board declared an increased quarterly cash dividend of $0.10 per share of common stock to be paid to shareholders of record as of the close of business on December 23, 2020 with a payment date of January 14, 2021. This increase in the dividend adjusted the conversion price to $43.67 per share, or 22.9009 shares of the Company's common stock for each $1,000 of principal amount of the Notes.

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

•during the five business day period after any five consecutive trading day period (Measurement Period) in which the trading price (as defined in the relevant indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

•upon the occurrence of specified corporate events as set forth in the indenture governing the Notes.

On or after November 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The Company currently intends to settle the principal amount of the Notes in cash, and settle any excess amount with shares of the Company’s common stock, upon conversion. As of December 31, 2020, the Notes were not yet convertible.

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

In accounting for the issuance of the Notes, the Company separated each of the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate used for the liability component was 8.50%. The liability component of the Notes is recorded in long-term debt, and the interest payable within the next twelve months is recorded in accrued liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2020. The carrying amount of the equity component representing the conversion feature was determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the Notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification.

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

The Notes consist of the following:

As of December 31, 2020
Liability component:
Principal	$260,000
Unamortized debt discount	(51,352)
Unamortized debt issuance costs	(5,512)
Net carrying amount	$203,136

Equity component:
Net carrying amount	$41,950

The following table sets forth total interest expense recognized related to the Notes for the years ended December 31 (in thousands):

	2020	2019
Contractual interest expense	$4,940	$—
Amortization of debt issuance costs	531	—
Amortization of debt discount	6,002	—
Total	$11,473	$—

As of December 31, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.4 years.

Convertible Note Hedge and Warrant Transactions

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

The Company also entered into separate privately negotiated warrant transactions (Warrant Transactions) with each of the Option Counterparties pursuant to which the Company issued Warrants that will be exercisable into a number of shares of the Company’s common stock at a price per share equal to $69.89, subject to certain adjustments under the terms of the Warrant Transactions. The Warrant Transactions could separately have a dilutive effect on the Company’s common stock if the market value per share of the Company’s common stock exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle the Warrants in cash.

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

NOTE 11 — INCOME TAXES

    The components of income before income taxes for the years ended December 31 are as follows (in thousands):

	2020	2019	2018
Domestic	$(33,631)	$(31,314)	$7,242
Foreign	62,571	21,812	21,069
Total	$28,940	$(9,502)	$28,311

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2020	2019	2018
Current:
Federal	$(7)	$821	$(3,318)
Foreign	6,689	951	515
State	179	(163)	600
Total current expense (benefit)	$6,861	$1,609	$(2,203)
Deferred:
Federal	(2,913)	(10,179)	6,351
Foreign	8,886	4,597	5,271
State	936	(1,691)	384
Total deferred expense (benefit)	6,909	(7,273)	12,006
Total provision (benefit) for income taxes	$13,770	$(5,664)	$9,803

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended December 31,
	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(3.5)%	9.6%	3.0%
Permanent items	(2.4)%	(1.6)%	2.6%
Effect of foreign operations	10.2%	(11.7)%	3.4%
Research and incentive tax credit generated	(7.7)%	18.9%	(8.7)%
Valuation allowance	9.1%	0.8%	0.4%
Income tax reserves	1.0%	67.3%	24.7%
Remeasurement U.S. deferreds	0.0%	0.0%	(0.3)%
Transition tax	0.0%	(5.3)%	(16.6)%
Foreign earnings withholding tax	0.1%	6.6%	(7.9)%
Global intangible low-taxed income	18.6%	(44.4)%	5.7%
Other measurement period Tax Act adjustments	0.0%	0.0%	2.6%
Canadian income tax audit	0.0%	0.0%	4.8%
Other	1.2%	(1.0)%	(0.1)%
	47.6%	60.2%	34.6%

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

    Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Accrued liabilities and other	$7,479	$4,577
Net operating loss and credit carryforwards	40,966	52,141
Deferred revenue	2,119	1,023
Operating lease liability	4,060	5,023
Stock compensation and other	7,542	7,791
Bond hedge	12,103	—
Gross deferred tax assets	74,269	70,555
Valuation allowance	(16,882)	(17,906)
Total deferred tax assets	$57,387	$52,649

Deferred tax liabilities:
Accrued liabilities and other	$(4,230)	$(1,287)
Depreciation and amortization	(15,710)	(18,443)
Operating lease right-of-use assets	(3,649)	(4,550)
Equity method investment	(279)	(667)
Convertible debt	(12,442)
Total deferred tax liabilities	(36,310)	(24,947)

Net deferred tax assets	$21,077	$27,702

The Company has established a valuation allowance against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets. The valuation allowance decreased approximately $1.0 million in 2020 from 2019 primarily due to releasing valuation allowance of $3.6 million against deferred tax assets of certain state net operating loss carryforwards, state research credit carryforwards, and deferred tax assets for stock compensation, and recording additional valuation allowance on the deferred tax assets of certain state net operating loss carryforwards of $2.6 million. The Company’s valuation allowance is primarily offsetting certain state net operating loss and state tax credit carryforwards, and certain stock based compensation. We anticipate portions of our deferred tax assets will not be realized under the provisions of Section 162(m) of the Tax Act which limits the deductibility of executive compensation.

    At December 31, 2020, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $41.9 million, $283.8 million, and $6.1 million, respectively. These losses expire beginning in 2021. Federal and state net operating losses of approximately $41.9 million and $268.9 million, respectively, were acquired as part of the acquisitions of U.S. companies. These acquired net operating losses are subject to annual limitations due to the “change of ownership” provisions of Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has federal, state and foreign credit carryforwards of approximately $8.6 million, $3.4 million, and $2.6 million, respectively. These credits begin to expire in 2023, except for approximately $1.1 million of state research credits which have an indefinite carryforward period. Certain of these credits are subject to annual limitations under the change in ownership provisions.

    The excess of financial reporting basis over tax basis of the Company’s foreign subsidiaries is considered permanently reinvested with the exception of certain earnings of the Canadian subsidiary. The cumulative amount of excess financial reporting basis of the Company’s non-U.S. subsidiaries was approximately $14.3 million at December 31, 2020, $22.5 million at December 31, 2019 and $3.8 million at December 31, 2018. Since the Company does not intend to permanently reinvest portions of its previously taxed Canadian earnings, it has recorded a deferred tax liability of approximately $30 thousand related to state income taxes associated with the ultimate repatriation from Canada to the U.S. of these previously taxed earnings. Beginning January 1, 2018, the Tax Act implemented a territorial tax system in the U.S. such that the income earned by the Company’s non-U.S. subsidiaries will be subject to a 100% dividend received deduction, with certain exceptions. We have not recognized a deferred tax liability related to withholding taxes or state income taxes on the excess financial reporting basis of our other foreign subsidiaries because the Company currently intends to reinvest earnings of these subsidiaries in operations outside the U.S. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

    As of December 31, 2020 and December 31, 2019, the Company had recorded gross unrecognized tax benefits of approximately $3.7 million and $3.4 million, respectively. All of the unrecognized tax benefits as of December 31, 2020, if recognized, would impact the effective tax rate. The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended December 31, 2020 and 2019, the Company recognized approximately $26 thousand and $1 thousand in tax related interest and penalties, respectively. Reserves for interest and penalties as of December 31, 2020 and 2019 are not significant as the Company has net operating loss carryovers and tax credit carryforwards.

    A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2020	2019
Balance at beginning of year	$3,423	$9,721
Additions based on tax positions related to the current year	311	342
Additions for tax positions of prior years	—	398
Reductions for tax positions of prior years	(30)	(7,038)
Balance at end of year	$3,704	$3,423

As of December 31, 2020, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

    The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the United States and Canada, the statute of limitations with respect to the federal income tax returns for tax years after 2015 are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2015 tax year and make adjustments to these net operating loss carryforwards. In the fourth quarter of 2020, the IRS completed its audit of the Company's 2016 tax return with no material adjustments. In addition, during 2020 the IRS began auditing the Company's 2017 tax return with respect to certain limited issues. The IRS completed its audit of the Company's 2017 tax return in the fourth quarter of 2020 with no tax adjustments. We are not under audit in any major taxing jurisdictions at this time.

NOTE 12 — EARNINGS PER SHARE

    A reconciliation of the denominators used in computing per share net income (EPS) is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Basic:
Net income (loss)	$15,170	$(3,838)	$18,508
Less: allocation to participating securities	(297)	65	(312)
Net income (loss) attributable to common stockholders	$14,873	$(3,773)	$18,196
Weighted average common stock outstanding	45,102	44,148	43,727
Net income (loss) per share attributable to common stockholders	$0.33	$(0.09)	$0.42

Diluted:
Net income (loss)	$15,170	$(3,838)	$18,508
Less: allocation to participating securities	(298)	63	(311)
Net income (loss) attributable to common stockholders	$14,872	$(3,775)	$18,197
Weighted average common stock outstanding	45,102	44,148	43,727
Effect of dilutive securities: stock options and awards	718	—	564
Weighted-average shares used in computing net income (loss) per share	45,820	44,148	44,291
Net income (loss) per share attributable to common stockholders	$0.32	$(0.09)	$0.41

    Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Restricted stock awards (RSAs) and stock options to acquire 1,620,252 shares, 1,271,248 shares, and 619,113 shares for the years ended December 31, 2020, 2019 and 2018, respectively, were excluded from the computations of diluted earnings per share because the effect of including the RSAs and stock options would have been anti-dilutive.

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

NOTE 13 — STOCKHOLDERS’ EQUITY, EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION

Preferred Stock

    The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s stockholders. At December 31, 2020 and 2019, there was no preferred stock issued and outstanding.

Dividends

    In February 2017, the Board of Directors initiated a cash dividend program under which the Company began paying a regular quarterly cash dividend. The following table shows cash dividends declared, recorded, and paid (or to be paid) in the periods shown:

			Date Paid or To Be Paid	Dividends Declared per Share
Twelve Months Ending	Date Declared	Date Payable

December 31, 2018
	January 24, 2018	March 23, 2018	April 13, 2018	$0.06
	May 18, 2018	June 22, 2018	July 13, 2018	$0.06
	September 11, 2018	September 21, 2018	October 12, 2018	$0.06
	December 11, 2018	December 22, 2018	January 10, 2019	$0.06

December 31, 2019
	February 8, 2019	March 21, 2019	April 11, 2019	$0.06
	May 21, 2019	June 20, 2019	July 11, 2019	$0.06
	July 31, 2019	September 26, 2019	October 17, 2019	$0.09
	December 6, 2019	December 19, 2019	January 15, 2020	$0.09

December 31, 2020
	February 18, 2020	March 19, 2020	April 9, 2020	$0.09
	May 22, 2020	June 18, 2020	July 9, 2020	$0.09
	September 10, 2020	September 24, 2020	October 15, 2020	$0.09
	December 3, 2020	December 23, 2020	January 14, 2021	$0.10

The Company’s current intent is to pay a continuing dividend on a quarterly basis. However, future declaration of dividends is subject to the final determination of the Company’s Board of Directors.

Stock-Based Compensation

    At December 31, 2020, the Company has one stock-based employee compensation plan pursuant to which grants may be made: the Luminex Corporation 2018 Equity Incentive Plan (Equity Incentive Plan) which was approved at the Company’s Annual Meeting on May 17, 2018. No further grants shall be made pursuant to the 2000 Long-Term Incentive Plan (2000 Plan), the 2001 Broad-Based Stock Option Plan (2001 Plan) or the 2006 Equity Incentive Plan (2006 Plan). In addition, at December 31, 2020, the Company has one plan pursuant to which discount purchases may be made by the participants in such plan: the Luminex Corporation Employee Stock Purchase Plan (ESPP), which was approved at the Company’s Annual Meeting on May 17, 2012 and amended at the Company’s Annual Meeting on May 18, 2017.

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

    The ESPP provides for the granting of rights to certain employees of the Company to defer an elected percentage, up to 15%, of their base salary through the purchase of the Company’s common stock, discounted by 15%. As of December 31, 2020, there were approximately 2,400,000 shares authorized for future issuance under the Company’s Equity Incentive Plan and 83,044 shares eligible for purchase pursuant to the terms and conditions of the ESPP as more fully described below.

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

    On February 27, 2020 and February 21, 2019, the Compensation Committee approved awards of stock options (the Performance Options) to the Company’s named executive officers and certain other executives that vest over four years based on achievement of certain operating profit and revenue targets for each of 2020 and 2019, respectively. The Performance Options have an exercise price equal to the closing market price for the Company’s common stock on the Nasdaq Global Select Market on the date of grant (March 12, 2020 and 2019, respectively) and expire seven years from the date of grant. The Performance Options were measured over a one-year performance period ending on December 31, 2020 and 2019, respectively. Following the end of the applicable fiscal year, the Committee determined the number of Performance Options which were eligible to vest based upon the level of achievement of an established Company performance goal (the Company Financial Goal). If the Company failed to meet the threshold performance for the performance period, no Performance Options would be eligible to vest. Minimum vesting for minimum threshold performance started at 30% of the target value for the Company Financial Goal. If the Company’s performance exceeded the target performance, the recipient may receive additional Performance Options above the target number, subject to a maximum of 200% of the target award. The Company’s financial performance resulted in delivery of 200% and 83% of the number of target Performance Options granted for 2020 and 2019, respectively. The Performance Options that are eligible to vest after the determination date will vest 25% on each of the first four anniversaries of the grant date. In the event of a change of control of the Company before the end of the performance period, the Performance Options will automatically vest based on the greater of actual achievement of the pro-rated Company Financial Goal as of the date of the change of control or 100% of target performance, as determined by the Committee in its sole discretion. The Performance Options are exercisable into shares of the Company’s common stock.

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

	2020	2019	2018
Dividend yield	1.5%	0.9%	1.2%
Expected volatility	0.3	0.4	0.4
Risk-free rate of return	0.9%	2.6%	2.7%
Expected life of a 10 year contractual term option	7 years	7 years	7 years
Expected life of a 7 year contractual term option	4.75 years	4.88 years	4.88 years
Weighted average fair value at grant date	$6.17	$7.69	$8.23

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

    The Company’s stock option activity for the year ended December 31, 2020 is as follows:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,793	$20.17
Granted	1,508	23.09
Exercised	(998)	18.18
Canceled or expired	(550)	24.43
Outstanding at December 31, 2020	3,753	$21.25	4.48	$7,633
Vested at December 31, 2020 and expected to vest	3,687	$21.22	4.45	$7,623
Exercisable at December 31, 2020	1,519	$19.12	3.00	$6,248

    During the years ended December 31, 2020, 2019 and 2018, the total exercise intrinsic value of stock options exercised was $16.2 million, $0.4 million and $1.3 million, respectively, and the total fair value of stock options that vested was $10.6 million, $11.9 million and $12.7 million, respectively. Exercise intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the price paid by the employee to exercise the options. The Company had $10.5 million of total unrecognized compensation costs related to stock options at December 31, 2020 that are expected to be recognized over a weighted-average period of 2.57 years.

    The Company’s restricted share activity for the year ended December 31, 2020 is as follows:

Restricted Stock Awards	Shares (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2019	810	$22.28
Granted	416	23.26
Vested	(295)	21.49
Cancelled or expired	(38)	22.65
Non-vested at December 31, 2020	893	$22.98

Restricted Stock Units	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2019	522
Granted	100
Vested	(45)
Cancelled or expired	(7)
Non-vested at December 31, 2020	570	1.09	$13
Vested at December 31, 2020 and expected to vest	563	1.05	$13
Exercisable at December 31, 2020	403	0.00	$9

    As of December 31, 2020, there was $18.7 million of unrecognized compensation cost related to RSAs and RSUs. That cost is expected to be recognized over a weighted average-period of 2.17 years. The total fair value of restricted shares vested during the year ended December 31, 2020, 2019 and 2018 was $7.3 million, $6.0 million and $6.7 million, respectively.

    RSAs and RSUs may be granted at the discretion of the Compensation Committee of the Board of Directors under the Equity Incentive Plan in connection with the hiring or retention of key employees and are subject to certain conditions. Restrictions expire at certain dates after the grant date in accordance with specific provisions in the applicable agreement. During the year ended December 31, 2020, the Company awarded 416,142 shares of RSAs, which had a fair value at the date of grant ranging from $23.05–$31.65. During the year ended December 31, 2019, the Company awarded 413,967 shares of RSAs, which had a fair value at the date of grant ranging from $20.04–$24.43. During the year ended December 31, 2018, the Company awarded 387,436 shares of RSAs, which had a fair value at the date of grant ranging from $20.33–$29.33. During the year ended December 31, 2020, the Company awarded 99,584 shares of RSUs and dividend equivalents, which had a fair value at the date of grant ranging from $23.09–$31.65. During the year ended December 31, 2019, the Company awarded 120,498 shares of RSUs and dividend equivalents, which had a fair value at the date of grant ranging from $21.01–$24.43. During the year ended December 31, 2018, the Company awarded 95,127 shares of RSUs, which had a fair value at the date of grant ranging from $21.98–$26.39. Compensation under these RSAs and RSUs was charged to expense over the restriction period and amounted to $9.2 million, $8.2 million, and $6.2 million in 2020, 2019 and 2018, respectively. There were no significant stock compensation costs capitalized into assets as of December 31, 2020, 2019 or 2018.

    The Company received $18.0 million, $1.7 million and $2.8 million for the exercise of stock options during the years ended December 31, 2020, 2019 and 2018, respectively. Cash was not used to settle any equity instruments previously granted. The Company issued shares pursuant to grants relating to each of the Equity Incentive Plan, the 2006 Plan and 2000 Plan from reserves upon the exercise of stock options and vesting of RSAs.

    The following are the stock-based compensation costs recognized in the Company’s consolidated statements of comprehensive income (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$2,332	$2,028	$1,715
Research and development	2,027	1,635	1,409
Selling, general and administrative	10,493	9,535	9,102
Stock-based compensation costs reflected in net income (loss)	$14,852	$13,198	$12,226

Employee Stock Purchase Plan

    In May 2012, the Company’s stockholders approved the ESPP, which provides for the purchase of up to 500,000 shares of the Company’s common stock by eligible employees. In May 2017, the Company’s stockholders approved an amendment to the ESPP Plan, which increased the shares available under the ESPP by 341,744 shares. The ESPP period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lesser of (i) the closing market value per share of the common stock on the first trading date of the option period or (ii) the closing market value per share of the common stock on the last trading date of the option period. As of December 31, 2020, 2019 and 2018, 758,700 shares, 631,553 shares and 518,111 shares, respectively had been issued out of the ESPP. The related stock-based compensation expense was $0.7 million, $0.6 million and $0.5 million for 2020, 2019 and 2018, respectively.

    The Company uses the Black-Scholes model to estimate the fair value of shares to be issued under the ESPP as of the grant date using the following weighted average assumptions:

	2020	2019	2018
Assumptions:
Risk-free interest rates	0.18%	2.55%	2.1%
Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	0.3471	0.35	0.44
Dividend yield	1.454%	0.942%	1.2%

Reserved Shares of Common Stock

    At December 31, 2020 and 2019, the Company had reserved 6,808,668 and 8,349,808 shares of common stock, respectively, for the issuance of common stock upon the exercise of options, issuance of RSAs, RSUs, purchase of common stock pursuant to the ESPP or other awards issued pursuant to the Company’s equity plans and arrangements. The following table summarizes the reserved shares by plan as of December 31, 2020:

	Options and RSUs Outstanding	Shares Available for Future Issuance	Total Shares Reserved
Equity Incentive Plan	4,339,804	2,385,820	6,725,624
ESPP	—	83,044	83,044
	4,339,804	2,468,864	6,808,668

Employee Savings Plans and Other Benefit Plans

    Effective January 1, 2001, the Company began sponsoring a retirement plan authorized by section 401(k) of the Internal Revenue Code for the Company’s employees in the United States. In accordance with the 401(k) plan, all employees are eligible to participate in the plan on the first day of the month following the commencement of full time employment. For 2020, 2019 and 2018, each employee could contribute a percentage of compensation up to a maximum of $19,500, $19,000, and $18,500 per year, respectively, with the Company matching 50% of each employee’s contributions. Effective January 1, 2010, the Company began contributing to a deferred profit sharing plan for its Canadian employees. All Canadian employees are eligible to participate in the plan. The Company’s contributions to these plans for 2020, 2019 and 2018 were $5.4 million, $5.1 million and $4.0 million, respectively.

    Several of the Company’s Netherlands employees are covered by a defined benefit plan. The cost and total liability to the Company is not material. Effective January 1, 2011, all of the Company’s new hires in the Netherlands are eligible to participate in a defined contribution plan.

NOTE 14 — REVENUE RECOGNITION

    Contract assets are included within Accounts receivables, net and contract liabilities are included in Deferred revenue on the Company’s Balance Sheet. The following table presents the opening and closing balances of the Company’s contract assets and liabilities for the twelve months ended December 31, 2020 (in thousands):

	Balance at December 31, 2020	Balance at December 31, 2019
Contract assets:
Unbilled receivables - Royalties	$12,054	$12,257
Contract liabilities - short-term:
Deferred revenue - Service	$9,346	$7,771
Deferred revenue - Licenses	197	207
Deferred revenue - Instruments	78	2
Deferred revenue - Other	426	234
Total Contract liabilities - short-term	$10,047	$8,214
Contract liabilities - long-term:
Deferred revenue - Service	$1,190	$968
Deferred revenue - Licenses	468	665
Total Contract liabilities - long-term	$1,658	$1,633

    During the twelve months ended December 31, 2020, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the period (in thousands):

Year Ended December 31, 2020
Revenue recognized in the period:
Amounts included as contract liabilities at the beginning of the period	$9,387
Performance obligations satisfied in previous periods	-

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

    The components of the lease expense were as follows (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Operating lease cost(a)	$9,792	$9,434	$7,032
(a) Includes short-term lease expense costs, which were immaterial in the years ended December 31, 2020, 2019 and 2018

    Supplemental cash flow information related to leases was as follows (in thousands):

	Twelve Months Ended	Twelve Months Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$7,072	$6,553

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$17,768	$20,439
Operating lease liabilities	$19,308	$22,235

Weighted average remaining lease term	3.52 years	4.36 years
Weighted average discount rate	5.75%	5.75%

    Minimum annual lease commitments as of December 31, 2020 under non-cancellable leases for each of the next five years and in the aggregate were as follows (in thousands):

Operating Leases
2021	$7,206
2022	5,540
2023	4,507
2024	3,177
2025	945
Thereafter	—
Total lease payments	21,375
Less: imputed interest	(2,067)
Lease liabilities at December 31, 2020	$19,308

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

Non-Cancellable Purchase Commitments

    As of December 31, 2020 the Company had approximately $68.1 million in purchase commitments primarily with several of its inventory suppliers as well as other operating commitments. Certain of our supply agreements require purchase and delivery of minimum amounts of components through 2020, and purchases under these arrangements were $0.5 million, $0.8 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

NOTE 17 — GEOGRAPHIC INFORMATION

    The table below provides information regarding product revenues and property and equipment, net from the Company’s sales to customers within the United States and in foreign countries for the years ended December 31 (in thousands):

	Sales to Customers			Property and Equipment, net
	2020	2019	2018	2020	2019	2018
Domestic	$325,781	$252,381	$261,726	$61,755	$63,180	$63,382
Foreign:
Europe	48,635	36,625	21,672	89	178	394
Asia	30,018	32,220	21,603	577	442	519
Canada		5,293	4,775	1,725	1,715	1,993
Other	12,962	8,119	6,042	—	—	—
	$417,396	$334,638	$315,818	$64,146	$65,515	$66,288
    The Company’s aggregate foreign currency transaction gain of $1,012,000, and losses of $432,000 and $487,000 were included in determining the consolidated results for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 18 — RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under U.S. GAAP. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments and how the instruments have been reported in the entity’s financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted, but no earlier than January 1, 2021. The Company will early adopt this guidance effective January 1, 2021 under the modified retrospective basis with the cumulative effect recognized through an adjustment to additional paid-in capital. Under this method, earnings per share amounts will not be restated in prior periods presented, but future earnings per share amounts will be impacted by the change to the if-converted method for calculating diluted earnings per share. The Company's adoption is expected to result in a decrease of approximately $42 million in additional paid in capital from the de-recognition of the bifurcated equity component and an increase of approximately $50 million in debt from the de-recognition of the discount associated with the bifurcated equity component. The Company expects to write-off the related deferred tax liabilities to additional paid in capital.

NOTE 19 — SELECTED QUARTERLY RESULTS (UNAUDITED)

    The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$90,424	$109,519	$106,060	$111,393
Gross profit	50,346	69,681	63,381	64,444
Income (loss) from operations	1,641	18,776	11,526	10,500
Net income (loss)	654	12,510	1,767	239
Basic income (loss) per common share	0.01	0.27	0.04	0.01
Diluted income (loss) per common share	0.01	0.27	0.04	0.01
Cash dividends per common share	0.09	0.09	0.09	0.10

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$82,408	$83,056	$78,673	$90,501
Gross profit	45,807	45,227	41,840	49,865
Income from operations	(3,584)	(5,756)	(5,722)	2,983
Net income (loss)	2,960	(4,931)	(5,250)	3,383
Basic income (loss) per common share	0.07	(0.11)	(0.12)	0.08
Diluted income (loss) per common share	0.07	(0.11)	(0.12)	0.07
Cash dividends per common share	0.06	0.06	0.09	0.09
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
Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15 d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the 2013 framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of change in conditions, or that the degree of the compliance with the policies or procedures may deteriorate.

    Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on their assessment of the effectiveness of our internal control over financial reporting, which is provided in Item 8 “Financial Statements and Supplementary Data,” page 75.

Changes in Internal Control Over Financial Reporting

    There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the fourth quarter of 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item, including information concerning our directors and executive officers, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal 1 - Election of Class I Directors”, “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be held on or about May 20, 2021 (Proxy Statement). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 1, 2021.

    Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Information about our Executive Officers” in Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Corporate Governance” and “Executive and Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans

    The following table sets forth, as of December 31, 2020, certain information with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)(2)	(C)
Equity compensation plans approved by security holders(1)	4,339,804	$21.25	2,468,864
Equity compensation plans not approved by security holders	—	$—	—
Total	4,339,804		2,468,864
(1) Includes approximately 570,000 shares that are issuable upon vesting of outstanding restricted stock units. The remaining balance consists of outstanding stock option grants.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as a part of this Annual Report on Form 10-K:

(1)Financial Statements:

The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

(2)Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

(3)Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1
First Amendment to the Agreement and Plan of Merger, dated as of May 22, 2016, between Luminex Corporation, Commodore Acquisition, Inc., and Nanosphere, Inc. (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed on May 23, 2016).

3.1	Restated Certificate of Incorporation of the Company (Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-96317), filed February 7, 2000, as amended).

3.2	Amended and Restated Bylaws of the Company (Previously filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 000-30109), filed March 11, 2015).

4.1	Description of the Registrant’s Securities (Previously filed as an Exhibit to the Company's Current Report on Form 10-K (File No. 000-30109), for the fiscal year ended December 31, 2019).

4.2	Indenture dated as of May 13, 2020 between Luminex Corporation and the Trustee (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed on May 13, 2020).

4.3	Form of 3.00% Convertible Senior Note due 2025 (included in Exhibit 4.1) (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109), filed on May 13, 2020).

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

10.51
Form of Confirmation of Convertible Note Hedge Transaction dated as of May 7, 2020 between the Option Counterparties and the Registrant (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109) filed May 13, 2020.

10.52
Form of Confirmation of Warrant Transaction dated as of May 7, 2020, between the Option Counterparties and the Registrant (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-30109) filed May 13, 2020.

10.53	Purchase and Sale Agreement between Northbrook Commercial Properties, LLC, as Seller, and Luminex Corporation, as Purchaser, dated December 4, 2020.

10.54	Lease Agreement between Sundance Consolidated, L.L.C., as Landlord, and Luminex Corporation, as Tenant, dated December 16, 2020.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated in the signature page of this report).

31.1	Certification by CEO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Luminex Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).
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

LUMINEX CORPORATION
    By: /s/ Nachum Shamir
    Nachum Shamir
Chairman, President and Chief Executive Officer
Date: February 26, 2021

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

SIGNATURES	TITLE	DATE

/s/ Nachum Shamir	Chairman, President and Chief Executive Officer, Director	February 26, 2021
Nachum Shamir	(Principal Executive Officer)

/s/ Harriss T. Currie	Chief Financial Officer, Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
Harriss T. Currie

/s/ Stephen L. Eck	Director	February 26, 2021
Stephen L. Eck

/s/ Thomas W. Erickson	Director	February 26, 2021
Thomas W. Erickson

/s/ Jim D. Kever	Director	February 26, 2021
Jim D. Kever

/s/ Dijuana K. Lewis	Director	February 26, 2021
Dijuana K. Lewis

/s/ Kevin M. McNamara	Director	February 26, 2021
Kevin M. McNamara

/s/ Edward A. Ogunro	Director	February 26, 2021
Edward A. Ogunro

/s/ Kenneth A. Samet	Director	February 26, 2021
Kenneth A. Samet